Form 10-Q
period 2005-07-02
RBC Bearings INC
filed 2005-09-15
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER:  333-124824

RBC Bearings Incorporated
(Exact name of registrants as specified in their charter)

Delaware	95-4372080
(State of incorporation)	(I.R.S. Employer Identification Nos.)

One Tribology Center Oxford, CT 06478	(203) 267-7001
(Addresses of Principal Executive Offices, including Zip Code)	(Registrants’ Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of September 13, 2005, RBC Bearings Incorporated had 16,468,006 shares of common stock outstanding.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
ITEM 1. Unaudited Consolidated Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures

Part II - OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	July 2, 2005	April 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$1,074	$2,635
Accounts receivable, net of allowance for doubtful accounts of $737 at July 2, 2005 and $628 at April 2, 2005	48,646	53,967
Inventory	99,258	95,654
Deferred income taxes	4,509	4,509
Prepaid expenses and other current assets	3,062	2,226
Total current assets	156,549	158,991
Property, plant and equipment, net	55,796	55,343
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $1,092 at July 2, 2005 and $949 at April 2, 2005	3,191	3,333
Deferred financing costs, net of accumulated amortization of $1,492 at July 2, 2005 and $1,280 at April 2, 2005	4,543	4,755
Other assets	1,914	2,597
Total assets	$247,143	$250,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,369	$19,243
Accrued expenses and other current liabilities	8,969	10,621
Current portion of long-term debt	4,150	8,245
Capital lease obligations	206	226
Total current liabilities	31,694	38,335
Long-term debt, less current portion	211,292	211,834
Capital lease obligations, less current portion	297	205
Other non-current liabilities	9,222	7,554
Total liabilities	252,505	257,928
Class C redeemable preferred stock, $.01 par value; authorized shares: 900,000 at July 2, 2005 and April 2, 2005; none issued and outstanding	—	—
Stockholders’ deficit:
Class A preferred stock, $.01 par value; authorized shares: 15,500 at July 2, 2005 and April 2, 2005; none issued and outstanding	—	—
Class B exchangeable convertible participating preferred stock, $.01 par value; authorized shares: 240,000 at July 2, 2005 and April 2, 2005; issued and outstanding shares: 240,000 at July 2, 2005 and April 2, 2005	2	2
Class D preferred stock, $.01 par value; authorized shares: 240,000 at July 2, 2005 and April 2, 2005; none issued and outstanding	—	—
Class A voting common stock, $.01 par value; authorized shares: 20,000,000 at July 2, 2005 and April 2, 2005; issued and outstanding shares: 6,202,517 at July 2, 2005 and April 2, 2005	62	62
Class B super voting common stock, $.01 par value; authorized shares: 2,500,000 at July 2, 2005 and April 2, 2005; issued and outstanding shares: 250 at July 2, 2005 and April 2, 2005	—	—
Additional paid-in capital	34,252	34,252
Deferred compensation	(268)	(349)
Accumulated other comprehensive loss	(3,561)	(2,532)
Accumulated deficit	(35,849)	(39,194)
Total stockholders’ deficit	(5,362)	(7,759)
Total liabilities and stockholders’ deficit	$247,143	$250,169

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 2, 2005	July 3, 2004
Net sales	$66,001	$56,195
Cost of sales	46,725	40,902

Gross margin	19,276	15,293

Operating expenses:
Selling, general and administrative	8,494	7,614
Other, net	384	1,763
Total operating expenses	8,878	9,377

Operating income	10,398	5,916

Interest expense, net	5,129	5,079
Loss on early extinguishment of debt	—	6,944
Other non-operating expense	—	1
Income (loss) before income taxes	5,269	(6,108)
Provision for (benefit from) income taxes	1,924	(2,286)
Net income (loss)	3,345	(3,822)

Preferred stock dividends	(599)	(553)
Participation rights of preferred stock in undistributed earnings	(630)	—
Net income (loss) available to common stockholders	$2,116	$(4,375)

Net income (loss) per common share:
Basic:
Class A common stock	$0.34	$(0.71)
Class B common stock	$0.34	$(0.71)
Diluted:
Class A common stock	$0.22	$(0.71)
Class B common stock	$0.00	$(0.71)
Weighted average common shares:
Basic:
Class A common stock	6,202,517	6,188,653
Class B common stock	250	250
Diluted:
Class A common stock	9,694,653	6,188,653
Class B common stock	1,302,005	250

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income (loss)	$3,345	$(3,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,346	2,322
Deferred income taxes	1,679	(222)
Amortization of intangible assets	142	136
Amortization of deferred financing costs and debt discount	248	420
Amortization of deferred stock compensation	81	81
Loss on disposition of assets	1	1,618
Loss on early extinguishment of debt (non-cash portion)	—	4,297
Other	11	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,792	1,851
Inventory	(4,417)	(962)
Prepaid expenses and other current assets	(742)	(856)
Other non-current assets	(122)	208
Accounts payable	(874)	1,079
Accrued expenses and other current liabilities	(1,612)	(3,839)
Other non-current liabilities	319	(362)
Net cash provided by operating activities	5,197	1,951

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,630)	(1,527)
Net cash used in investing activities	(2,630)	(1,527)

Cash flows from financing activities:
Net decrease in revolving credit facility	(3,884)	(500)
Retirement of senior subordinated notes payable	—	(110,000)
Proceeds from new credit facility	—	155,000
Payments on term loans	(334)	(40,417)
Principal payments on capital lease obligations	(72)	(60)
Financing fees paid in connection with senior credit facility	—	(4,516)

Net cash used in financing activities	(4,290)	(493)

Effect of exchange rate changes on cash	162	130

Cash and cash equivalents:
(Decrease) increase during the period	(1,561)	61
Cash, at beginning of period	2,635	3,250

Cash, at end of period	$1,074	$3,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,942	$9,339
Income taxes	$200	$110

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.  The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended April 2, 2005, initially filed on May 11, 2005, as amended (the “Form S-1”).

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), Bremen Bearings, Inc. (“Bremen”), Miller Bearings, Inc. (“Miller”), Tyson Bearings, Inc. (“Tyson”), Schaublin, RBC de Mexico (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”) and RBC Aircraft Products, Inc. (“API”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”) and U.S. Bearings (“USB”) divisions.  All material intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form S-1.

The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically.

The results of operations for the three month period ended July 2, 2005 are not necessarily indicative of the operating results for the full year.

1.  Acquisition

Effective September 2, 2005 (subsequent event), RBCA purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was approximately $2,200. The products associated with the acquisition are complementary with products already provided by other Company businesses. Southwest Products Company will be included in the plain bearings reportable segment.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per common share for both Class A and Class B common stock is computed by dividing net income (loss) available to common stockholders for each class of common stock by the weighted-average number of common shares outstanding for each class of common stock. The Company also has outstanding Class B convertible participating preferred stock (the Class B preferred stock participates in all undistributed earnings with the Class A and Class B common stock). The Company allocates earnings to Class A and Class B common stockholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s Class A and Class B common stock and its Class B convertible participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s Class B convertible participating preferred stock is not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation is made to the Class B preferred stock if an undistributed net loss results from reducing net income by the accrued preferred stock dividends.

Diluted net income (loss) per common share for the Class A common stock is computed by dividing net income (loss) by the sum of the weighted-average number of Class A common shares, dilutive Class A common share equivalents then outstanding using the treasury stock method and the assumed conversion of the Class B convertible participating preferred stock to Class A common shares (if-converted method). If the if-converted method is anti-dilutive (that is, the if-converted method results in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method is used to compute diluted net income (loss) per Class A common share, including the effect of Class A common share equivalents. Diluted net income (loss) per common share for the Class B common stock is computed under the two-class method, including the effect of Class B common share equivalents. Common share equivalents consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options and warrants.

If the above calculations result in a net loss available to Class A and Class B common stockholders (due to a net loss for the period or the effect of accrued preferred stock dividends) and if the effect of including common shares equivalents and the assumed conversion of preferred stock, or use of the two-class method, is anti-dilutive, then diluted net loss per Class A and Class B common share will equal basic net loss per Class A and Class B common share.

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income (loss) per common share:

	Three Months Ended
	July 2, 2005		July 3, 2004
Numerator:
Net income (loss)	$3,345		$(3,822)
Preferred stock dividends	(599)		(553)
Participation rights of preferred stock in undistributed earnings*	(630)		—
Numerator for basic and diluted net income (loss) per common share—income (loss) available to common stockholders under the two-class method(a)	2,116		(4,375)
Preferred stock dividends and participation rights of preferred stock	1,229		553

Numerator for diluted net income (loss) per common share—income (loss) available to common stockholders after assumed conversion of preferred stock(b)	$3,345		$(3,822)

Allocation of (a):
Class A common stock	$2,116		$(4,375)
Class B common stock		**	**
	$2,116		$(4,375)

Allocation of (b):
Class A common stock	$3,345		$(3,822)
Class B common stock		**	**
	$3,345		$(3,822)
Denominator:
Denominator for basic net income (loss) per common share-weighted-average shares(c)	6,202,767		6,188,903
Effect of dilution due to employee stock options and warrants	2,947,496		2,794,528
Effect of dilution due to convertible preferred stock	1,846,395		1,846,395
Denominator for diluted net income (loss) per common share—adjusted weighted-average shares(d)	10,996,658		10,829,826

Allocation of (c):
Class A common stock	6,202,517		6,188,653
Class B common stock	250		250
	6,202,767		6,188,903

Allocation of (d):
Class A common stock	9,694,653		9,527,821
Class B common stock	1,302,005		1,302,005
	10,996,658		10,829,826
Basic net income (loss) per common share:
Class A common stock	$0.34		$(0.71)
Class B common stock	$0.34		$(0.71)
Diluted net income (loss) per common share:
Class A common stock	$0.22		$(0.71)
Class B common stock	$0.00		$(0.71)

*      Since the Company’s Class B convertible participating preferred stock is not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation is made to the Class B preferred stock if an undistributed net loss results from reducing net income by the preferred stock dividends.

**   The allocation of income (loss) available to common stockholders holding Class B common stock results in an amount which rounds to zero due to the small amount of outstanding Class B common stock. However, the mathematics results in a net income (loss) per Class B common share amount as reflected in the consolidated statements of operations.

3.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	July 2, 2005	April 2, 2005

Raw materials	$6,840	$5,598
Work in process	28,630	27,959
Finished goods	63,788	62,097

	$99,258	$95,654

4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income (loss), foreign currency translation adjustments and pension plan additional minimum liability.  Total comprehensive income (loss) is as follows:

	Three Months Ended
	July 2, 2005	July 3, 2004
Net income (loss)	$3,345	$(3,822)
Foreign currency translation adjustments	(617)	115
Minimum pension liability	(412)	—
Total comprehensive income (loss).	$2,316	$(3,707)

5.  Stock-Based Compensation

The Company accounts for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized only if the exercise price of grants issued is below the fair market value of the Company’s common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Three Months Ended
	July 2, 2005	July 3, 2004
Net income (loss), as reported	$3,345	$(3,822)
Plus: stock-based compensation expense included in reported net income (loss), net of tax	51	51
Less: stock-based compensation expense determined under fair value method, net of tax	(91)	(130)
Pro forma net income (loss)	$3,305	$(3,901)
Net income (loss) per common share, as reported:
Basic:
Class A common stock	$0.34	$(0.71)
Class B common stock	$0.34	$(0.71)
Diluted:
Class A common stock	$0.22	$(0.71)
Class B common stock	$0.00	$(0.71)
Net income (loss) per common share, pro forma:
Basic:
Class A common stock	$0.33	$(0.69)
Class B common stock	$0.33	$(0.69)
Diluted:
Class A common stock	$0.21	$(0.69)
Class B common stock	$0.00	$(0.69)

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months Ended
	July 2, 2005	July 3, 2004
Dividend yield	0.0%	0.0%
Expected weighted-average life	7.0	7.0
Risk-free interest rate	3.5%	3.5%
Expected volatility	0.4%	0.1%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option and warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its options and warrants.

6.  Debt

On June 29, 2004, the Company closed a $210,000 debt refinancing agreement (the “New Credit Facility”) led and arranged by General Electric Capital Corporation. The agreement provides a $55,000 revolving credit agreement (the “New Revolving Credit Facility”), a $110,000 term loan (the “New Term Loan”), and a $45,000 second lien term loan (the “SCIL Loan”). Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. The proceeds were used to refinance the Senior

Credit Facility and to redeem outstanding debt. Most notably, concurrently with funding, the Company issued a notice of redemption to the noteholders of the 9 5/8% Senior Subordinated Notes issued pursuant to an indenture and due June 15, 2007. The requisite funds, approximately $113,000 (101.6041% of the principal amount), were irrevocably put on deposit with the trustee, Bank of New York, for redemption July 29, 2004. This amount included a redemption premium of $1,765 that was recorded as a loss on extinguishment of debt, as was $4,297 in unamortized deferred finance fees associated with this debt and $882 in interest expense during the call period. Deferred finance fees of $4,516 were capitalized associated with the new debt refinancing arrangement.

Approximately $20,300 of the New Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of July 2, 2005, RBCA had the ability to borrow up to an additional $27,646 under the New Revolving Credit Facility.

The New Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.75%; or LIBOR plus 3.00%. The Company has the right to elect the applicable interest rate on the New Revolving Credit Facility. The New Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 2.50%; or LIBOR plus 3.75%. The Company has the right to elect the applicable interest rate on the New Term Loan. The SCIL Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 7.25%; or LIBOR plus 8.50%. The Company has the right to elect the applicable interest rate on the SCIL Loan. As of July 2, 2005, the blended interest rate on the outstanding New Credit Facility was 8.42%.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 swiss francs, or approximately $7,971, of term loans (the “Swiss Term Loans”) and up to 2,000 swiss francs, or approximately $1,600, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 swiss francs, or approximately $3,082. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of July 2, 2005, there were no borrowings outstanding under the Swiss Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

	July 2, 2005	April 2, 2005
13% Senior Subordinated Discount Debentures	$37,985	$37,949
New Credit Facility
New Term Loan, payable in quarterly installments of $275, commencing October 1, 2004, with final payment of $103,125 due December 29, 2010; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	108,900	109,175
SCIL Loan, payable June 29, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election.	45,000	45,000
New Revolving Credit Facility; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	1,116	5,000
Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	5,780	6,233
Other Loans	6	67
Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	$7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021.	1,155	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	215,442	220,079
Less: Current Portion	4,150	8,245
Long-Term Debt	$211,292	$211,834

The current portion of long-term debt as of July 2, 2005 and July 3, 2004 includes $1,116 and $5,000, respectively, of borrowings on the revolving credit facilities.

7.  Disposal of Fixed Assets

During the three month period ended July 3, 2004, the Company had a non-cash charge of $1,618 on the loss on sale and disposal of property, plant and equipment related to the consolidation of production lines and outsourcing certain components to low-cost producers.

8.  Income Taxes

The effective income tax rates for the three month periods ended July 2, 2005 and July 3, 2004 are 36.5% and 37.4%, respectively.

9.  Pension and Postretirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

The following tables illustrate the components of net periodic benefit cost for the Corporation’s pension and other postretirement benefits.

	Pension Benefits Three Months Ended
	July 2, 2005	July 3, 2004
Components of net periodic benefit cost:
Service cost	$144	$127
Interest cost	246	236
Expected return on plan assets	(283)	(243)
Amortization of losses	62	64

Total net periodic benefit cost	$169	$184

	Other Postretirement Benefits Three Months Ended
	July 2, 2005	July 3, 2004
Components of net periodic benefit cost:
Service cost	$56	$56
Interest cost	62	62
Prior service cost amortization	(105)	(105)
Amount of loss recognized	41	41

Total net periodic benefit cost	$54	$54

10.  Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure, and their information is combined and disclosed as “Other”. There is also a segment reflecting corporate charges.

The Company has four reportable business segments engaged in the manufacture and sale of the following:

Roller Bearings.  Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.

Plain Bearings.  Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components.

Ball Bearings.  The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings which are used in high-speed rotational applications.

Other.  Other consists of two minor operating locations that do not fall into the above segmented categories. The Company produces precision ground ball bearing screws at its Linear Precision Products (LPP) plant that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. The Company’s Schaublin location produces precision machine tool collets that provide effective part holding and accurate part location during machining operations.

Corporate.  Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales, operating income and total assets. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Three Months Ended
	July 2, 2005	July 3, 2004
Net External Sales
Roller	$24,424	$22,017
Plain	26,445	21,492
Ball	10,616	9,109
Other	4,516	3,577
	$66,001	$56,195

Operating Income
Roller	$5,279	$2,949
Plain	6,654	5,461
Ball	2,485	1,390
Other	551	342
Corporate	(4,571)	(4,226)
	$10,398	$5,916

Geographic External Sales
Domestic	$58,822	$50,290
Foreign	7,179	5,905
	$66,001	$56,195

Intersegment Sales
Roller	$2,061	$1,380
Plain	216	588
Ball.	1,066	817
Other	3,071	2,566
	$6,414	$5,351

All intersegment sales are eliminated in consolidation.

11.  Related Party Transactions

The Company has loaned Dr. Michael J. Hartnett, President and Chief Executive Officer of the Company, $500 to purchase shares of capital stock of the Company. The loan does not bear interest and is due on the earlier of (i) June 23, 2007, (ii) the consummation of a sale of the Company or (iii) the consummation of an initial public offering of the Company. The loan is secured by a pledge of Dr. Hartnett’s shares in the Company. This loan was repaid to the Company on August 15, 2005.

12.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities are required to apply SFAS No. 123(R) as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.             A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.             A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amount previously recognized under SFAS No. 123 for purpose of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is required to adopt the pronouncement in fiscal 2007 and is currently evaluating these transition methods and determining the effect on the Company’s consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. For fiscal 2005, the Company will continue to disclose stock-based compensation information in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” and SFAS No. 123.

13.  Subsequent Events

On June 13, 2005, subject to the approval of the Company’s senior lenders under the New Credit Facility and Second Lien Term Loan, the Board of Directors agreed to pay the CEO a one-time special cash bonus of $5,200 to reimburse the CEO for taxes owed by him in connection with a previous stock sale by the CEO to Whitney. The Company’s senior lenders approved the payment on July 13, 2005. As such, the Company will record a charge of $5,200 in the second quarter of fiscal 2006. In connection with such transaction, the Company will receive an offsetting tax deduction of approximately $5,200.

On August 2, 2005, the Company’s Board of Directors approved a 5-for-2 stock split of its common stock. All share and per share information in the consolidated financial statements has been retroactively restated to reflect the stock split for all periods presented.

Effective September 2, 2005, RBCA purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was approximately $2,200. The products associated with the acquisition are complementary with products already provided by other Company businesses. Southwest Products Company will be included in the plain bearings reportable segment.

As previously disclosed on Form 8-K filed by the Company on August 15, 2005, on August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock. The offering yielded aggregate proceeds to the Company of approximately $94,900 after payment of the underwriting discount, but before payment of expenses related to the offering.  In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation of the Company (the “Amendment”).  The Amendment increased the Company’s authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.  Finally, on August 15, 2005, the Company also entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering.  Pursuant to the Amended Credit Agreement, the

Company increased its term loan borrowings by $40,000 from $110,000 under the term loan portion of the new Credit Facility.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement were used as follows:  (1) to redeem all of the Company’s outstanding 13% Discount Debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $41,000; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of approximately $29,400; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of approximately $1,300; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7,700, approximately $3,800 of which was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of approximately $333, approximately $167 of which was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45,700 of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1,400 in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5,100 in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay approximately $2,700 in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

In addition, the Company paid accrued monitoring fees of approximately $50 and expense reimbursements of approximately $12 pursuant to the Management Agreement with an affiliate of Whitney, and upon such payment the Management Agreement was terminated.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995.

The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under the heading “Risk Factors” set forth in the Company’s registration statement on Form S-1 initially filed on May 11, 2005, as amended.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 16 manufacturing facilities in three countries.

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole. Purchasers of bearings include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and general market conditions could negatively impact our operating results. We have endeavored to mitigate the cyclicality of our product markets by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace, defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three-Months Ended
	July 2, 2005	July 3, 2004
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	29.2	27.2
Selling, general and administrative	12.9	13.5
Other, net	0.6	3.1
Operating income	15.7	10.6
Interest expense, net	7.8	9.0
Loss on early extinguishment of debt	—	12.4
Other non-operating expense	—	—
Income (loss) before income taxes	7.9	(10.8)
Provision for (benefit from) income taxes	2.9	(4.1)
Net income (loss)	5.0	(6.7)

Three Month Period Ended July 2, 2005 Compared to Three Month Period Ended July 3, 2004

Net Sales.  Our net sales for the three month period ended July 2, 2005 were $66.0 million, an increase of $9.8 million, or 17.4%, compared to $56.2 million for the comparable period in fiscal 2005. During the three month period ended July 2, 2005, we experienced net sales growth in each of our four segments, driven by strong demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Overall, our net sales to our diversified industrial customers grew 10.5% in the first quarter fiscal 2006 compared to the same period last year.  This was principally driven by aftermarket and OEM demand in construction, mining, commercial heavy truck and general industrial applications.  Our net sales to aeropace and defense customers grew 29.4%  in the first quarter fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

Our Plain Bearing segment achieved net sales of $26.4 million for the three month period ended July 2, 2005, an increase of $4.9 million, or 22.8%, compared to $21.5 million for the comparable period in the prior year. Net sales to our diversified industrial customers accounted for $1.4 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors and strong aftermarket demand. The commercial and military aerospace market accounted for  $3.5 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

Our Roller Bearing segment achieved net sales of $24.4 million for the three month period ended July 2, 2005, an increase of $2.4 million, or 10.9%, compared to $22.0 million for the comparable period in the prior year.  $1.9 million of this increase was attributable to sales to our customers in the industrial market and from strong demand from mining, construction equipment and general industrial applications. The aerospace and defense market accounted for the remaining $0.5 million of the increase, driven primarily by increasing build rates and maintenance requirements for military aircraft.

Our Ball Bearing segment achieved net sales of $10.6 million for the three month period ended July 2, 2005, an increase of $1.5 million, or 16.5%, compared to $9.1 million for the comparable period in the prior year.  The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and our increased penetration of the airframe market.  Sales to our customers in the industrial market were flat year over year.

Our Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $4.5 million for the three month period ended July 2, 2005, an increase of $0.9 million, or 25.0%, compared to $3.6 million for the same period last year. This increase was primarily due to increased sales of our machine tool collets as a result of our increased penetration of the U.S. machine tool collet market and due to increasing overall market demand, both in Europe and the U.S.

Gross Margin.  Our gross margin was $19.3 million, or 29.2% of net sales, for the three month period ended July 2, 2005, versus $15.3 million, or 27.2% of net sales, for the comparable period in fiscal 2005. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, a shift in mix toward higher margin products, and increased manufacturing efficiency .

Selling, General and Administrative.  Our SG&A expenses increased by $0.9 million, or 11.8%, to $8.5 million for the three month period ended July 2, 2005 compared to $7.6 million for the same period in fiscal 2005. The $0.9 million increase was primarily due to an increase in personnel necessary to support our increased volume and higher professional service fees.  As a percentage of net sales, SG&A declined to 12.9% for the three month period ended July 2, 2005 compared to 13.5% for the comparable period in fiscal 2005. The decline was primarily due to continued control of fixed costs and controlled expansion of headcount.

Other, net.  Other, net for the three month period ended July 2, 2005 was $0.4 million compared to $1.8 million for the comparable period in fiscal 2005. For the three month period ended July 2, 2005, other, net included an expense of $0.1 million of management fees, $0.1 million of bad debt expense and $0.2 million of other expenses. For the three month period ended July 3, 2004, other, net consisted of $0.1 million of Whitney management fees, losses on fixed asset disposals of $1.6 million, and $0.1 million of other expenses.

Operating Income.  Operating income was $10.4 million, or 15.7% of net sales, for the three month period ended July 2, 2005 compared to $5.9 million, or 10.6% of net sales, for the three month period ended July 3, 2004. Operating income for the Plain Bearing segment was $6.7 million for the three month period ended July 2, 2005, or 25.2% of net sales, compared to $5.5 million for the same period last year, or 25.4% of net sales. Our Roller Bearing segment achieved an operating income for the three month period ended July 2, 2005 of $5.3 million, or 21.6% of net sales, compared to $2.9 million, or 13.4% of net sales, for the three month period ended July 3, 2004.  Our Ball Bearing segment achieved an operating income of $2.5 million, or 23.4% of net sales, for the three month period ended July 2, 2005, compared to $1.4 million, or 15.3% of net sales, for the comparable period in fiscal 2004. Our Other segment achieved an operating income of $0.6 million, or 12.2% of net sales, for the three month period ended July 2, 2005, compared to $0.3 million, or 9.6% of net sales, for the comparable period in fiscal 2004. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net remained flat at $5.1 million for the three month periods ended July 2, 2005 and July 3, 2004.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.2 million for the three month period ended July 2, 2005 compared to $0.4 million for the three month period ended July 3, 2004.

Loss on Early Extinguishment of Debt.  For the three month period ended July 2, 2004, loss on extinguishment of debt of $7.0 million included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million in interest expense for the 30 day call period related to the early extinguishment of our $110.0 million of 9 5/8% senior subordinated notes in July of 2004.

Income Before Income Taxes.  Income before taxes increased by $11.4 million, to $5.3 million for the three month period ended July 2, 2005 compared to a $6.1 million loss for the three month period ended July 3, 2004.

Income Taxes.  Income tax for the three month period ended July 2, 2005 provided an expense of $1.9 million compared to a benefit of $2.3 million for the three month period ended July 3, 2004. Our effective income tax rate for the three month period ended July 2, 2005 was 36.5 % compared to a benefit of 37.4% for the three month period ended July 3, 2004.

Net Income.  Net income increased by $7.1 million to $3.3 million for the three month period ended July 2, 2005 compared to a $3.8 million loss for the three month period ended July 3, 2004.

Outlook

Backlog as of July 2, 2005 was $136.4 million versus $112.3 million for the same period last year.  The Company continues to see positive momentum from the diversified industrial, aerospace, and defense markets.  The Company’s operating cash flows and available credit under its new amended senior revolving credit facility will provide adequate resources to fund internal and external growth initiatives going forward.

Liquidity and Capital Resources

Liquidity

On June 29, 2004, we entered into the $165.0 million Senior Credit Facility, comprised of a $55.0 million Revolving Credit Facility and a $110.0 million Term Loan. In addition, on June 29, 2004, we entered into a $45.0 million Second Lien Term Loan. Each loan is secured by a lien against substantially all of our assets and subjects us to standard affirmative and negative covenants, as well as financial leverage tests. As of July 2, 2005, we were in compliance with all such covenants and leverage tests. The Second Lien Term Loan also contains a covenant that limits our capital expenditures to $10.0 million per annum and requires that a portion of the proceeds from this offering is used to repay outstanding indebtedness under the Second Lien Term Loan. The Senior Credit Facility and the Second Lien Term Loan bear interest at floating rates. As of July 2, 2005, the blended interest rate for the Senior Credit Facility and the Second Lien Term Loan was equal to 7.6%. As of July 2, 2005, we had outstanding borrowings of $1.1 million and outstanding letters of credit of $20.5 million under the Revolving Credit Facility and borrowing availability of $27.6 million.

Mandatory prepayments in respect of the Term Loan or permanent reductions to the commitments under the Revolving Credit Facility, as applicable, were required in an amount equal to (a) 100% of the net cash proceeds from all asset sales and dispositions by RBCI and its subsidiaries, subject to certain exceptions, (b) 100% of the net cash proceeds from extraordinary receipts (including, without limitation, proceeds from certain key-man life policies) and (c) 100% of the net cash proceeds from equity issuances by us and our subsidiaries, subject to certain exceptions; provided that in the event of certain qualified public offerings of equity securities by us, net cash proceeds thereof shall be used first to repay our outstanding 13% Senior Subordinated Discount Debentures, or Discount Debentures, until paid in full, second 50% of any remaining proceeds must be used to repay our Second Lien Term Loan and third, any remaining proceeds, up to 50% may be used to make restricted payments, including redemptions of our common and preferred stock, and up to 50% may be used to repay our Second Lien Term Loan and any remaining unused balance may be used for general corporate purposes.

Swiss Credit Facility

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss Francs, or approximately $8.0 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss Francs, or approximately $1.6 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of July 2, 2005, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss Francs, or approximately $3.1 million. As of July 2, 2005, $5.8 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Subsequent Events

As previously disclosed on Form 8-K filed by the Company on August 15, 2005, on August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock. The offering yielded aggregate proceeds to the Company of approximately $94.9 million after payment of the underwriting discount, but before payment of expenses related to the offering.  In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation of the Company (the “Amendment”).  The Amendment increased the Company’s authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.  Finally, on August 15, 2005, the Company also entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering.  Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by $40.0 million and lowered its interest rates by 100 basis points.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement were used as follows:  (1) to redeem all of the Company’s outstanding 13% Discount Debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $41.0 million; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of approximately $29.4 million; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of approximately $1.3 million; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7.7 million, approximately $3.8 million of which was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of approximately $0.3 million, approximately $0.2 million of which was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45.7 million of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1.4 million in fees and expenses payable to GE Capital and its counsel in connection with such repayment and amendment; (7) to pay approximately $5.1 million in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay approximately $2.7 million in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

In addition, the Company paid accrued monitoring fees of approximately $50,000 and expense reimbursements of approximately $12,000 pursuant to the Management Agreement with an affiliate of Whitney, and upon such payment the Management Agreement was terminated.

On July 15, 2005, we made a cash payment of $5.2 million to our CEO (see Note 13).  We funded this payment with cash on hand and borrowings under our Revolving Credit Facility.

We believe that after giving effect to to our initial public offering and the amendment and restatement of our senior credit facility and the uses of proceeds in connection with the offering, our cash and cash equivalents, cash flow from operations and capacity under the Revolving Credit Facility and Swiss Revolver will provide adequate cash to fund our working capital, capital expenditures, debt service and other cash requirements for our existing businesses for the foreseeable future. Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates, cyclical changes in our end markets and prices for steel and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

From time to time we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, partially or completely, relocate production lines, consolidate or otherwise dispose of those operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur cash or non-cash charges in connection with them.

Cash Flow

Three Month Period Ended July 2, 2005 Compared to the Three Month Period Ended July 3, 2004

In the three month period ended July 2, 2005, we generated cash of $5.2 million from operating activities compared to $2.0 million for the three month period ended July 3, 2004. The increase of $3.2 million was mainly a result of an increase of $7.2 million in net income, reduced by the net effect of non-cash charges such as deferred taxes, loss on extinguishment of debt, and loss on disposal of assets, plus a change in working capital investment of $0.2 million.

Cash used for investing activities for the three month period ended July 2, 2005 consisted of $2.6 million relating to capital expenditures compared to $1.5 million for the three month period ended July 3, 2004.

Financing activities used $4.3 million in the three month period ended July 2, 2005, primarily to pay down the revolving credit facility.

Capital Expenditures

We expect to make capital expenditures of approximately $12.0 million during fiscal 2006 in connection with our existing business. We intend to fund our fiscal 2006 capital expenditures principally through existing cash, internally generated funds and borrowings under our Revolving Credit Facility. We generally expect capital expenditures to remain at higher levels than fiscal 2005 as we invest in new manufacturing capability. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations and Commitments

As of July 2, 2005, there was no material change in capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheets as compared to such obligations and liabilities as of April 2, 2005.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our Senior Credit Facility bear interest at a variable rate based on prime (for any day, a floating rate equal to the higher of (1) the rate publicly posted as the base rate posted by at least 75% of the nation’s 30 largest banks or (2) the Federal Funds Rate plus 50 basis points per year) or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR Period) ranging from 30 to 120 days as adjusted each interest period. As of July 2, 2005, based on the aggregate amount of $155.0 million outstanding under our Senior Credit Facility and the Second Lien Term Loan, as of such date, a 100 basis point change in interest rates would have changed our interest expense by approximately $1.6 million per year.  After giving effect to the amendment and restatement of our Senior Credit Facility, which took place on August 15, 2005, on a pro forma basis as of July 2, 2005, an aggregate amount of $150.0 million would have been outstanding under our Senior Credit Facility and the Second Lien Term Loan would have been repaid in full. As of such date, on a pro forma basis a 100 basis point change in interest rates would have changed our interest expense by approximately $1.5 million per year.

We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flow. On December 31, 2004, we entered into a Rate Cap Transaction Agreement capping LIBOR at 5.0% on a notional amount of $50.0 million. This agreement expires on December 31, 2005.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were denominated in foreign currencies for fiscal 2005. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

ITEM 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of July 2, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Limitation on Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  The design of any control system is based, in part, upon the benefits of the control system relative to its costs.  Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Subsequent Event

Our first Registration Statement on Form S-1 (Reg. No. 333-124824), as amended, together with our Registration Statement on Form S-1 MEF (Reg. No. 333-127374 ), filed August 9, 2005, became effective August 9, 2005, and the offering commenced the same day.  The offering terminated subsequent to the sale of 9,288,000 shares of common excluding shares sold in connection with the exercise of the underwriters’ overallotment option.   Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc. acted as underwriters for the offering.

We registered 9,288,000 shares of common stock at $0.01 par value per share, plus 1,243,200 additional shares to cover the underwriters’ overallotment option.  6,273,000 shares were registered for our account, plus an additional 761,516 in connection with exercise of the overallotment option.  The aggregate public offering price of the 7,034,516 shares sold by us was $14.50 per share resulting in gross proceeds before expenses and underwriting commissions and discounts of $102.0 million.  The selling stockholders sold 3,015,000 shares of common stock plus an additional 481,684 in connection with the exercise of the overallotment option, resulting in aggregate gross proceeds to the selling stockholders of $50.7 million before expenses and underwriting commissions and discounts.

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows (excluding fees associated with the refinancing of our senior credit facity):

•	Underwriting discounts and commissions	$10.7 million
•	Other estimated expenses	2.7 million
•	Total estimated expenses	$13.4 million

None of such payments were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10 percent or more of any class of equity securities of the issuer or any of its affiliates or direct or indirect payments to others.  The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above totals approximately $92.2 million.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement were used as follows (excluding payments for commissions, fees and expenses described above):  (1) to redeem all of the Company’s outstanding 13% Discount Debentures by payment to the Bank of New York as trustee for the holders of debentures of a total payoff amount of approximately $41.0 million; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of approximately $29.4 million; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of approximately $1.3 million; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7.7 million, approximately $3.8 million of which was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of approximately $0.3 million, approximately $0.2 million of which was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was be paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45.7 million of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1.4 million in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5.1 million in mandatory prepayments under the Company’s credit facility in connection with the initial public offering.  We intend to use balance of any remaining proceeds for general corporate purposes and debt repayment.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
1.1	Purchase Agreement dated August 9, 2005.	8-K	N/A	August 15, 2005	1.1	__
3.1	Exhibit 3.1. Amended and Restated Certificate of Incorporation.	S-1	333-124824	August 8, 2005	3.1	__
3.2	Exhibit 3.2 By-laws of RBC Bearings Incorporated	S-1	333-124824	August 8, 2005	3.1	__
10.26	Fifth Amended and Restated Credit Agreement, dated as of August 15, 2005.	8-K	N/A	August 19, 2005	99.1	__
10.39	Guarantee dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.2	__
10.30	Pledge Agreement, dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.3	__
10.31	Master Reaffirmation, dated August 15, 2005, by and among the Company and certain of its subsidiaries and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.4	__
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*              This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Bearings Incorporated

/s/ Dr. Michael J. Hartnett
By: Dr. Michael J. Hartnett
Its: Chief Executive Officer

RBC Bearings Incorporated

/s/ Daniel A. Bergeron
By: Daniel A. Bergeron
Its: Chief Financial Officer

Dated: September 15, 2005

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
1.1	Purchase Agreement dated August 9, 2005.	8-K	N/A	August 15, 2005	1.1	__
3.1	Exhibit 3.1. Amended and Restated Certificate of Incorporation.	S-1	333-124824	August 8, 2005	3.1	__
3.2	Exhibit 3.2 By-laws of RBC Bearings Incorporated	S-1	333-124824	August 8, 2005	3.1	__
10.26	Fifth Amended and Restated Credit Agreement, dated as of August 15, 2005.	8-K	N/A	August 19, 2005	99.1	__
10.39	Guarantee dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.2	__
10.30	Pledge Agreement, dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.3	__
10.31	Master Reaffirmation, dated August 15, 2005, by and among the Company and certain of its subsidiaries and General Electric Capital Corporation, as agent and Lender.	8-K	N/A	August 19, 2005	99.4	__
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*              This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.