Form 10-Q
period 2005-10-01
RBC Bearings INC
filed 2005-11-15
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 1, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of November 10, 2005, RBC Bearings Incorporated had 16,474,256 shares of common stock outstanding.

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
ITEM 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	October 1, 2005	April 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$4,521	$2,635
Accounts receivable, net	47,860	53,967
Inventory	103,730	95,654
Deferred income taxes	10,800	4,509
Prepaid expenses and other current assets	3,805	2,226
Total current assets	170,716	158,991
Property, plant and equipment, net	57,449	55,343
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $1,233 at October 1, 2005 and $949 at April 2, 2005	4,547	3,333
Deferred financing costs, net of accumulated amortization of $895 at October 1, 2005 and $1,280 at April 2, 2005	4,607	4,755
Other assets	2,183	2,597
Total assets	$264,652	$250,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,910	$19,243
Accrued expenses and other current liabilities	10,924	10,621
Current portion of long-term debt	3,422	8,245
Capital lease obligations	187	226
Total current liabilities	31,443	38,335
Long-term debt, less current portion	168,066	211,834
Capital lease obligations, less current portion	263	205
Other non-current liabilities	9,107	7,554
Total liabilities	208,879	257,928

Stockholders’ equity (deficit):
Class A preferred stock, $.01 par value; authorized shares: 15,500 at April 2, 2005; none at October 1, 2005; none issued and outstanding	—	—
Class B exchangeable convertible participating preferred stock, $.01 par value; authorized shares: 240,000 at April 2, 2005; none at October 1, 2005; issued and outstanding shares: 240,000 at April 2, 2005	—	2
Class C redeemable preferred stock, $.01 par value; authorized shares: 900,000 at April 2, 2005; none at October 1, 2005; none issued and outstanding	—	—
Class D preferred stock, $.01 par value; authorized shares: 240,000 at April 2, 2005; none at October 1, 2005; none issued and outstanding	—	—
Class A voting common stock, $.01 par value; authorized shares: 20,000,000 at April 2, 2005; none at October 1, 2005; issued and outstanding shares: 6,202,519 at April 2, 2005	—	62
Class B super voting common stock, $.01 par value; authorized shares: 2,500,000 at April 2, 2005; none at October 1, 2005; issued and outstanding shares: 250 at April 2, 2005	—	—
Common Stock, $.01 par value; authorized shares: 60,000,000 at October 1, 2005; issued and outstanding shares: 16,468,006 at October 1, 2005	165	—
Additional paid-in capital	97,221	34,252
Deferred compensation	(223)	(349)
Accumulated other comprehensive loss	(3,581)	(2,532)
Accumulated deficit	(37,809)	(39,194)
Total stockholders’ equity (deficit)	55,773	(7,759)
Total liabilities and stockholders’ equity (deficit)	$264,652	$250,169

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$65,367	$56,391	$131,368	$112,586
Cost of sales	45,380	41,010	92,105	81,912

Gross margin	19,987	15,381	39,263	30,674

Operating expenses:
Selling, general and administrative	14,628	7,606	23,122	15,220
Other, net	266	415	650	2,178
Total operating expenses	14,894	8,021	23,772	17,398

Operating income	5,093	7,360	15,491	13,276

Interest expense, net	4,475	4,873	9,604	9,952
Loss on early extinguishment of debt	3,771	12	3,771	6,956
Other non-operating expense	—	6	—	7
Income (loss) before income taxes	(3,153)	2,469	2,116	(3,639)
Provision for (benefit from) income taxes	(1,193)	801	731	(1,485)
Net income (loss)	(1,960)	1,668	1,385	(2,154)

Preferred stock dividends	(294)	(564)	(893)	(1,117)
Participation rights of preferred stock in undistributed earnings	—	(254)	(630)	(254)
Net income (loss) available to common stockholders	$(2,254)	$850	$(138)	$(3,525)

Net income (loss) per common share:
Basic	$(0.18)	$0.14	$(0.01)	$(0.57)
Diluted	$(0.18)	$0.08	$(0.01)	$(0.57)
Weighted average common shares:
Basic	12,197,773	6,188,903	9,200,270	6,188,903
Diluted	12,197,773	10,837,988	9,200,270	6,188,903

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net income (loss)	$1,385	$(2,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,497	4,667
Deferred income taxes	731	(804)
Amortization of intangible assets	284	231
Amortization of deferred financing costs and debt discount	456	656
Amortization of deferred stock compensation	142	144
Loss on disposition of assets	30	1,841
Loss on early extinguishment of debt (non-cash portion)	1,536	4,303
Other	6	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,459	(2,113)
Inventory	(8,256)	(3,254)
Prepaid expenses and other current assets	(1,003)	(736)
Other non-current assets	253	(194)
Accounts payable	(2,333)	3,438
Accrued expenses and other current liabilities	(414)	(3,375)
Other non-current liabilities	495	(93)
Net cash provided by operating activities	3,268	2,565

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,859)	(3,900)
Acquisition of business	(2,602)	—
Proceeds from sale of assets	27	—
Net cash used in investing activities	(8,434)	(3,900)

Cash flows from financing activities:
Net decrease in revolving credit facility	(5,000)	(68)
Net proceeds from sale of common stock in initial public offering	92,128	—
Redemption of Class C redeemable preferred stock	(30,630)
Redemption of Class D preferred stock	(4,000)
Exercise of stock options and warrants	59
Retirement of senior subordinated notes	—	(110,000)
Proceeds from term loans	41,100	155,000
Retirement of term loans	(45,000)	(40,000)
Retirement of Senior Subordinated Discount Debentures	(38,562)	—
Payments of bank term loan	(1,338)	(1,552)
Principal payments on capital lease obligations	(91)	(134)
Financing fees paid in connection with senior credit facility	(1,312)	(4,500)
Net cash provided by (used in) financing activities	7,354	(1,254)

Effect of exchange rate changes on cash	(302)	269

Cash and cash equivalents:
Increase (decrease) during the period	1,886	(2,320)
Cash, at beginning of period	2,635	3,250

Cash, at end of period	$4,521	$930

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,552	$11,303
Income taxes	$874	$183

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States.  The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended April 2, 2005, initially filed on May 11, 2005, as amended (the “Form S-1”).

As previously disclosed on Form 8-K filed by the Company on August 15, 2005, on August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock (see Note 13).

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Miller”), RBC Precision Products – Plymouth, Inc. (“Bremen”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), and RBC Southwest Products, Inc. (“SWP”) as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”) and U.S. Bearings (“USB”) divisions.  All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three month and six month periods ended October 1, 2005 are not necessarily indicative of the operating results for the full year.  Amounts shown are in thousands, unless otherwise indicated.

1.  Acquisition

Effective September 2, 2005, SWP purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was approximately $2,602. The products associated with the acquisition are complementary with products already provided by other Company businesses. Southwest Products Company will be included in the plain bearings reportable segment.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders (both Class A and Class B common stockholders share equally in net income (loss)) by the weighted-average number of common shares outstanding. Prior to August 15, 2005, the Company also had outstanding Class B convertible participating preferred stock (the Class B preferred stock participated in all undistributed earnings with the common stock). The Company allocated earnings to the common stockholders and the Class B convertible participating preferred stockholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and its Class B convertible participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s Class B convertible participating preferred stock was not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the Class B preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

Diluted net income (loss) per common share for the common stock is computed by dividing net income (loss) by the sum of the weighted-average number of common shares, dilutive common share equivalents then outstanding using the treasury stock method and, prior to August 15, 2005, the assumed conversion of the Class B convertible participating preferred stock to common shares (if-converted method). If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income (loss) per common share, including the effect of common share equivalents. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants.

If the above calculations resulted in a net loss available to common stockholders (due to a net loss for the period or the effect of accrued preferred stock dividends) and if the effect of including common share equivalents and the assumed conversion of preferred stock, or use of the two-class method, was anti-dilutive, then diluted net loss per common share would equal basic net loss per common share.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Numerator:
Net income (loss)	$(1,960)	$1,668	$1,385	$(2,154)
Preferred stock dividends*	(294)	(564)	(893)	(1,117)
Participation rights of preferred stock in undistributed earnings**	—	(254)	(630)	(254)
Numerator for basic and diluted net income (loss) per common share-income (loss) available to common stockholders under the two-class method	(2,254)	850	(138)	(3,525)
Preferred stock dividends and participation rights of preferred stock	294	818	1,523	1,371
Numerator for diluted net income (loss) per common share-income (loss) available to common stockholders after assumed conversion of preferred stock	$(1,960)	$1,668	$1,385	$(2,154)

Denominator:
Denominator for basic net income (loss) per common share-weighted-average shares	12,197,773	6,188,903	9,200,270	6,188,903
Effect of dilution due to employee stock options and warrants	1,994,169	2,802,690	1,943,765	2,798,609
Effect of dilution due to convertible preferred stock*	771,022	1,846,395	1,308,709	1,846,395
Denominator for diluted net income (loss) per common share-adjusted weighted-average shares	14,962,964	10,837,988	12,452,744	10,833,907

Basic net income (loss) per common share	$(0.18)	$0.14	$(0.01)	$(0.57)

Diluted net income (loss) per common share	$(0.18)	$0.08	$(0.01)	$(0.57)

*     Through August 15, 2005 (see Note 13).

**   Since the Company’s Class B convertible participating preferred stock was not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the Class B preferred stock if an undistributed net loss resulted from reducing net income by the preferred stock dividends.

3.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	October 1, 2005	April 2, 2005

Raw materials	$7,353	$5,598
Work in process	27,758	27,959
Finished goods	68,619	62,097
	$103,730	$95,654

4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income (loss), foreign currency translation adjustments and pension plan additional minimum liability.  Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss)	$(1,960)	$1,668	$1,385	$(2,154)
Foreign currency translation adjustments	(20)	154	(637)	269
Minimum pension liability	—	—	(412)	—
Total comprehensive income (loss)	$(1,980)	$1,822	$336	$(1,885)

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

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income (loss), as reported	$(1,960)	$1,668	$1,385	$(2,154)
Plus: stock-based compensation expense included in reported net income (loss), net of tax	37	43	93	85
Less: stock-based compensation expense determined under fair value method, net of tax	(1,145)	(34)	(1,236)	(58)
Pro forma net income (loss)	$(3,068)	$1,677	$242	$(2,127)

Net income (loss) per common share, as reported:
Basic	$(0.18)	$0.14	$(0.01)	$(0.57)
Diluted	$(0.18)	$0.08	$(0.01)	$(0.57)

Net income (loss) per common share, pro forma:
Basic	$(0.28)	$0.14	$(0.14)	$(0.57)
Diluted	$(0.28)	$0.08	$(0.14)	$(0.57)

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected weighted-average life	7.0	3.0	7.0	3.0
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.3%	0.1%	0.4%	0.1%

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

6.  Debt

On June 29, 2004, the Company closed a $210,000 debt refinancing agreement (the “Credit Facility”) led and arranged by General Electric Capital Corporation. The agreement provided a $55,000 revolving credit agreement (the “Revolving Credit Facility”), a $110,000 term loan (the “Term Loan”), and a $45,000 second lien term loan (the “SCIL Loan”). Each loan was secured by a lien against substantially all of the assets of the Company and subjected the Company to standard affirmative and negative covenants, as well as financial leverage tests. The proceeds were used to refinance the then existing senior credit facility and to redeem outstanding debt. Most notably, concurrently with funding, the Company issued a notice of redemption to the noteholders of the 9 5/8% Senior Subordinated Notes issued pursuant to an indenture and due June 15, 2007. The requisite funds, approximately $113,000 (101.6041% of the principal amount), were irrevocably put on deposit with the trustee, Bank of New York, for redemption on July 29, 2004. This amount included a redemption premium of $1,765 that was recorded as a loss on extinguishment of debt, as was $4,297 in unamortized deferred finance fees associated with this debt and $882 in interest expense during the call period. Deferred finance fees of $4,516 were capitalized associated with the new debt refinancing arrangement.

The Revolving Credit Facility bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.75%; or LIBOR plus 3.00%. The Company had the right to elect the applicable interest rate on the Revolving Credit Facility. The Term Loan bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 2.50%; or LIBOR plus 3.75%. The Company had the right to elect the applicable interest rate on the Term Loan. The SCIL Loan bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 7.25%; or LIBOR plus 8.50%. The Company had the right to elect the applicable interest rate on the SCIL Loan.

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering.  Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40,000 from $110,000 under the term loan portion of the Amended Credit Agreement.   The Amended Credit Agreement provides a $55,000 revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150,000 term loan (the “Amended Term Loan”).  The principal amount of the Amended Term Loan will be repaid in twenty-five (25) consecutive quarterly installments commencing October 1, 2005.  Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. As of October 1, 2005, we were in compliance with all such covenants.

The Amended Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%.  The Company has the right to elect the applicable interest rate on the Amended Revolving Credit Facility.  The Amended Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%.  The Company has the right to elect the applicable interest rate on the Amended Term Loan.   As of October 1, 2005, the weighted average interest rate on the outstanding Amended Credit Facility was 6.45%.

Approximately $20,552 of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of October 1, 2005, the Company had the ability to borrow up to an additional $34,447 under the Amended Revolving Credit Facility.

The proceeds of the initial public offering and additional term loan borrowings under the Amended Credit Agreement were used to redeem outstanding debt.  Concurrently with the funding, the Company issued a notice of redemption to the note holders of the 13% Senior Subordinated Discount Debentures due June 15, 2009.  The requisite funds, approximately $40,235, were irrevocably put on deposit with the trustee, Bank of New York, for redemption and were subsequently redeemed on September 13, 2005.  This amount included a redemption premium of $1,253, a prepayment fee of $3, and interest expense for the call period of $418.  These amounts along with $851 of unamortized deferred finance fees and debt discount associated with this debt were recorded as a loss on extinguishment of debt.  The Company also repaid approximately $45,479 on its SCIL loan, representing all of the outstanding balance under such loan.  This amount included a pre-payment fee of $450 and expenses of $29.  These amounts along with $767 of unamortized deferred finance fees associated with the SCIL debt were recorded as a loss in extinguishment of debt.  Deferred financing fees of $1,312 were capitalized associated with the Amended Credit Agreement.

The balances payable under all borrowing facilities are as follows:

	October 1, 2005	April 2, 2005
13% Senior Subordinated Discount Debentures	$—	$37,949
Credit Facility
Term Loan (replaced with Amended Credit Agreement)	—	109,175
SCIL Loan (paid as discussed above)	—	45,000
Revolving Credit Facility (replaced with Amended Credit Agreement)	—	5,000

Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing October 1, 2005, with final payment of $141,375 due July 1, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	150,000	—
Amended Revolving Credit Facility; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	—

Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	4,830	6,233
Other Loans	3	67
Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	$7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021.	1,155	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	171,488	220,079
Less: Current Portion	3,422	8,245
Long-Term Debt	$168,066	$211,834

The current portion of long-term debt as of October 1, 2005 and April 2, 2005 includes $0 and $5,000, respectively, of borrowings on the revolving credit facilities.

7.  Disposal of Fixed Assets

During the six month period ended October 1, 2005 and October 2, 2004, the Company had a non-cash charge of $30 and $1,618, respectively, on the loss on sale and disposal of property, plant and equipment related to the consolidation of production lines and outsourcing certain components to low-cost producers.

8.  Income Taxes

The effective income tax rates for the three month periods ended October 1, 2005 and October 2, 2004 were 37.8% and 32.4%, respectively.  The effective income tax rates for the six month periods ended October 1, 2005 and October 2, 2004 were 34.5% and 40.8%, respectively.

The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings, primarily the result of the loss on early extinguishment of debt and the one-time special cash bonus (see Note 11).

9.  Pension and Postretirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

The following tables illustrate the components of net periodic benefit cost for the Company’s pension and other postretirement benefits.

	Pension Benefits Three Months Ended		Pension Benefits Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of net periodic benefit cost:
Service cost	$144	$127	$288	$254
Interest cost	246	236	492	472
Expected return on plan assets	(283)	(243)	(566)	(486)
Amortization of losses	62	65	124	129
Total net periodic benefit cost	$169	$185	$338	$369

	Other Postretirement Benefits Three Months Ended		Other Postretirement Benefits Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of net periodic benefit cost:
Service cost	$56	$56	$112	$112
Interest cost	62	62	124	124
Prior service cost amortization	(105)	(105)	(210)	(210)
Amount of loss recognized	41	41	82	82
Total net periodic benefit cost	$54	$54	$108	$108

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

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net External Sales
Roller	$23,396	$21,595	$47,820	$43,612
Plain	27,132	22,445	53,577	43,937
Ball	11,208	8,914	21,824	18,023
Other	3,631	3,437	8,147	7,014
	$65,367	$56,391	$131,368	$112,586

Operating Income
Roller	$5,916	$3,930	$11,195	$6,879
Plain	7,519	5,408	14,173	10,869
Ball	2,411	1,844	4,896	3,234
Other	264	(90)	815	252
Corporate	(11,017)	(3,732)	(15,588)	(7,958)
	$5,093	$7,360	$15,491	$13,276

Geographic External Sales
Domestic	$58,753	$50,203	$117,575	$100,493
Foreign	6,614	6,188	13,793	12,093
	$65,367	$56,391	$131,368	$112,586

Intersegment Sales
Roller	$2,341	$1,975	$4,402	$3,355
Plain	211	617	427	1,205
Ball	1,593	972	2,659	1,789
Other	3,326	2,138	6,397	4,704
	$7,471	$5,702	$13,885	$11,053

All intersegment sales are eliminated in consolidation.

11.  Related Party Transactions

In June 1997, the Company loaned Dr. Michael J. Hartnett, President and Chief Executive Officer of the Company, $500 to purchase shares of capital stock of the Company. This loan was repaid to the Company on August 15, 2005.

On June 13, 2005, subject to the approval of the Company’s senior lenders under the Credit Facility and Second Lien Term Loan, which was subsequently obtained, the Board of Directors agreed to pay the CEO a one-time special cash bonus of $5,200 to reimburse the CEO for taxes owed by him in connection with a previous stock sale by the CEO to Whitney. The Company’s senior lenders approved the payment on July 13, 2005. As such, the Company recorded a charge of $5,200 (classified as selling, general and administrative expense) in the second quarter of fiscal 2006. In connection with such transaction, the Company will receive a tax deduction of approximately $5,200.

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

The Company is required to adopt the pronouncement in fiscal 2007 and is currently evaluating these transition methods and determining the effect on the Company’s consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. For fiscal 2006, the Company will continue to disclose stock-based compensation information in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” and SFAS No. 123.

13.  Initial Public Offering, Debt Refinancing and Other Transactions

On August 2, 2005, the Company’s Board of Directors approved a 5-for-2 stock split of its common stock. All share and per share information in the consolidated financial statements has been retroactively restated to reflect the stock split for all periods presented.

On August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock (3,496,684 sold by the selling stockholders).  The offering yielded aggregate net proceeds to the Company of $92,128 after payment of the underwriting discount and offering expenses.  After redemption of the Company’s Class C and Class D preferred stock for $34,630, the net proceeds to the Company were $57,498.  Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock.  All shares of Class C and Class D preferred stock were redeemed with cash or common stock as described in the subsequent paragraph and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis.  In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation (the “Amendment”).  The Amendment increased the Company’s authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement (as discussed in Note 6) were used as follows:  (1) to redeem all of the Company’s outstanding 13% Discount Debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $40,000; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of $29,354; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of $1,276; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7,667, of which $3,833 was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of $333, of which $167 was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45,500 of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1,400 in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5,000 in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay $2,732 in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

In addition, the Company paid monitoring fees of approximately $50 and expense reimbursements of approximately $12 pursuant to the Management Agreement with an affiliate of Whitney, and upon such payment the Management Agreement was terminated.

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

Outlook

Backlog as of October 1, 2005 was $152.6 million versus $124.3 million for the same period last year.  We continue to see positive momentum from the diversified industrial, aerospace, and defense markets.  We believe that operating cash flows and available credit under our new amended senior revolving credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three-Months Ended		Six Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	30.6	27.3	29.9	27.2
Selling, general and administrative	22.4	13.5	17.6	13.5
Other, net	0.4	0.7	0.5	1.9
Operating income	7.8	13.1	11.8	11.8
Interest expense, net	6.8	8.7	7.3	8.8
Loss on early extinguishment of debt	5.8	—	2.9	6.2
Other non-operating expense	—	—	—	—
Income (loss) before income taxes	(4.8)	4.4	1.6	(3.2)
Provision for (benefit from) income taxes	(1.8)	1.4	0.5	(1.3)
Net income (loss)	(3.0)	3.0	1.1	(1.9)

Three Month Period Ended October 1, 2005 Compared to Three Month Period Ended October 2, 2004

Net Sales.  Our net sales for the three month period ended October 1, 2005 were $65.4 million, an increase of $9.0 million, or 15.9%, compared to $56.4 million for the comparable period in fiscal 2005. During the three month period ended October 1, 2005, we experienced net sales growth in each of our four segments, driven by strong demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Overall, our net sales to our diversified industrial customers grew 5.9% in the second quarter fiscal 2006 compared to the same period last year.  This was principally driven by aftermarket and OEM demand in construction, mining, semiconductor, commercial heavy truck and general industrial applications.  Our net sales to aerospace and defense customers grew 28.1%  in the second quarter fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

Our Plain Bearing segment achieved net sales of $27.1 million for the three month period ended October 1, 2005, an increase of $4.7 million, or 20.9%, compared to $22.4 million for the comparable period in the prior year. Net sales to our diversified industrial customers accounted for $2.5 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors and strong aftermarket demand. The commercial and military aerospace market accounted for $2.2 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

Our Roller Bearing segment achieved net sales of $23.4 million for the three month period ended October 1, 2005, an increase of $1.8 million, or 8.3%, compared to $21.6 million for the comparable period in the prior year.  Industrial sales were down $1.6 million mainly due to loss production time in our facility producing heavy truck product and a volume reduction in our automotive business which represented less than five percent of our overall net sales in fiscal year 2005. The aerospace and defense market accounted for a $3.4 million increase, driven primarily by increasing commercial build rates and maintenance requirements for military aircraft.

Our Ball Bearing segment achieved net sales of $11.2 million for the three month period ended October 1, 2005, an increase of $2.3 million, or 25.7%, compared to $8.9 million for the comparable period in the prior year.  The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and our increased penetration of the airframe market.  Sales to our customers in the industrial market were flat year over year.

Our Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $3.6 million for the three month period ended October 1, 2005, an increase of $0.2 million, or 5.6%, compared to $3.4 million for the same period last year. This increase was primarily due to increased sales of our machine tool collets as a result of our increased penetration of the U.S. machine tool collets market and due to increasing overall market demand, both in Europe and the U.S.

Gross Margin.  Our gross margin was $20.0 million, or 30.6% of net sales, for the three month period ended October 1, 2005, versus $15.4 million, or 27.3% of net sales, for the comparable period in fiscal 2005. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and increased manufacturing efficiency.

Selling, General and Administrative.  Our SG&A expenses increased by $7.0 million, or 92.3%, to $14.6 million for the three month period ended October 1, 2005 compared to $7.6 million for the same period in fiscal 2005. The $7.0 million increase was primarily due to nonrecurring compensation expense of $5.2 million, stock option compensation expense of $0.1 million and an increase in personnel necessary to support our increased volume and higher professional service fees.  As a percentage of net sales, SG&A was 22.4% for the three month period ended October 1, 2005 compared to 13.5% for the comparable period in fiscal 2005. SG&A, excluding nonrecurring compensation expense of $5.2 million and stock option compensation expense of $0.1 million, was 14.3% of net sales for the three month period ended October 1, 2005 compared to 13.5% for the comparable period in fiscal 2005.  The increase was primarily due to an increase in personnel, higher professional fees, and additional costs associated with being a public company.

Other, net.  Other, net for the three month period ended October 1, 2005 was $0.3 million compared to $0.4 million for the comparable period in fiscal 2005. For the three month period ended October 1, 2005, other, net included an expense of $0.1 million of non-recurring management fees, $0.1 million of bad debt expense and $0.1 million of other expenses. For the three month period ended October 2, 2004, other, net consisted of $0.1 million of management fees, losses on fixed asset disposals of $0.2 million, and $0.1 million of other expenses.

Operating Income.  Operating income was $5.1 million, or 7.8% of net sales, for the three month period ended October 1, 2005 compared to $7.4 million, or 13.1% of net sales, for the three month period ended October 2, 2004. Operating income excluding stock option expense of $0.1 million, nonrecurring compensation expense of $5.2 million, and non-recurring management fees of $0.1 million was $10.4 million or 15.9% of net sales.  Operating income for the Plain Bearing segment was $7.5 million for the three month period ended October 1, 2005, or 27.7% of net sales, compared to $5.4 million for the same period last year, or 24.1% of net sales. Our Roller Bearing segment achieved operating income for the three month period ended October 1, 2005 of $5.9 million, or 25.3% of net sales, compared to $3.9 million, or 18.2% of net sales, for the three month period ended October 2, 2004.  Our Ball Bearing segment achieved an operating income of $2.4 million, or 21.5% of net sales, for the three month period ended October 1, 2005, compared to $1.8 million, or 20.7% of net sales, for the comparable period in fiscal 2005. Our Other segment achieved an operating income of $0.3 million, or 7.3% of net sales, for the three month period ended October 1, 2005, compared to an operating loss of $0.1 million for the comparable period in fiscal 2005. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net decreased by $0.4 million to $4.5 million for the three month period ended October 1, 2005, compared to $4.9 million for the three month period ended October 2, 2004.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.2 million for the three month period ended October 1, 2005 compared to $0.3 million for the three month period ended October 2, 2004.

Loss on Early Extinguishment of Debt.  For the three month period ended October 1, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures.

Income (Loss) Before Income Taxes.  Loss before taxes was $3.2 million for the three month period ended October 1, 2005 compared to income before taxes of $2.5 million for the three month period ended October 2, 2004.

Income (Benefit from) Taxes.  Benefit from income taxes for the three month period ended October 1, 2005 was $1.2 million compared to income taxes of $0.8 million for the three month period ended October 2, 2004. Our effective benefit for income tax rate for the three month period ended October 1, 2005 was 37.8 % compared to a income tax rate of 32.4% for the three month period ended October 2, 2004. The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings, primarily the result of the loss on early extinguishment of debt and the one-time special cash bonus.

Net Income (Loss).  Net loss was $2.0 million for the three month period ended October 1, 2005 compared to net income of $1.7 million for the three month period ended October 2, 2004.

Six Month Period Ended October 1, 2005 Compared to Six Month Period Ended October 2, 2004

Net Sales.  Our net sales for the six month period ended October 1, 2005 were $131.4 million, an increase of $18.8 million, or 16.7%, compared to $112.6 million for the comparable period in fiscal 2005. During the six month period ended October 1, 2005, we experienced net sales growth in each of our four segments, driven by strong demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Overall, our net sales to our diversified industrial customers grew 8.4% in the six month period of fiscal 2006 compared to the same period last year.  This was principally driven by aftermarket and OEM demand in construction, mining, semiconductor, commercial heavy truck and general industrial applications.  Our net sales to aerospace and defense customers grew 28.7% in the six month period of fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

Our Plain Bearing segment achieved net sales of $53.6 million for the six month period ended October 1, 2005, an increase of $9.7 million, or 21.9%, compared to $43.9 million for the comparable period in the prior year. Net sales to our diversified industrial customers accounted for $3.9 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors and strong aftermarket demand. The commercial and military aerospace market accounted for $5.8 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

Our Roller Bearing segment achieved net sales of $47.8 million for the six month period ended October 1, 2005, an increase of $4.2 million, or 9.6%, compared to $43.6 million for the comparable period in the prior year.  $0.3 million of this increase was attributable to sales to our customers in the industrial market and from strong demand from mining, construction equipment and general industrial applications. The aerospace and defense market accounted for the remaining $3.9 million of the increase, driven primarily by increasing build rates and maintenance requirements for military aircraft.

Our Ball Bearing segment achieved net sales of $21.8 million for the six month period ended October 1, 2005, an increase of $3.8 million, or 21.1%, compared to $18.0 million for the comparable period in the prior year.  The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and our increased penetration of the airframe market.  Sales to our customers in the industrial market were flat year over year.

Our Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $8.1 million for the six month period ended October 1, 2005, an increase of $1.1 million, or 16.2%, compared to $7.0 million for the same period last year. This increase was primarily due to increased sales of our machine tool collets as a result of our increased penetration of the U.S. machine tool collets market and due to increasing overall market demand, both in Europe and the U.S.

Gross Margin.  Our gross margin was $39.3 million, or 29.9% of net sales, for the six month period ended October 1, 2005, versus $30.7 million, or 27.2% of net sales, for the comparable period in fiscal 2005. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and increased manufacturing efficiency.

Selling, General and Administrative.  Our SG&A expenses increased by $7.9 million, or 51.9%, to $23.1 million for the six month period ended October 1, 2005 compared to $15.2 million for the same period in fiscal 2005. The $7.9 million increase was primarily due to nonrecurring compensation expense of $5.2 million, stock option compensation expense of $0.1 million and an increase in personnel necessary to support our increased volume, higher professional service fees, and additional costs associated with being a public company.  As a percentage of net sales, SG&A was 17.6% for the six month period ended October 1, 2005 compared to 13.5% for the comparable period in fiscal 2005. SG&A, excluding nonrecurring compensation expense of $5.2 million and stock option compensation expense of $0.1 million, was 13.5% of net sales for the six month period ended October 1, 2005 compared to 13.5% for the comparable period in fiscal 2005.

Other, net.  Other, net for the six month period ended October 1, 2005 was $0.7 million compared to $2.2 million for the comparable period in fiscal 2005. For the six month period ended October 1, 2005, other, net included an expense of $0.2 million of non-recurring management fees, $0.2 million of bad debt expense and $0.3 million of other expenses. For the six month period ended October 2, 2004, other, net consisted of $0.2 million of management fees, losses on fixed asset disposals of $1.6 million, and $0.4 million of other expenses.

Operating Income.  Operating income was $15.5 million, or 11.8% of net sales, for the six month period ended October 1, 2005 compared to $13.3 million, or 11.8% of net sales, for the six month period ended October 2, 2004. Operating income excluding stock option expense of $0.1 million, nonrecurring compensation expense of $5.2 million, and non-recurring management fees of $0.2 million was $21.0 million or 16.0% of net sales.  Operating income for the Plain Bearing segment was $14.2 million for the six month period ended October 1, 2005, or 26.5% of net sales, compared to $10.9 million for the same period last year, or 24.7% of net sales. Our Roller Bearing segment achieved an operating income for the six month period ended October 1, 2005 of $11.2 million, or 23.4% of net sales, compared to $6.9 million, or 15.8% of net sales, for the six month period ended October 2, 2004.  Our Ball Bearing segment achieved an operating income of $4.9 million, or 22.4% of net sales, for the six month period ended October 1, 2005, compared to $3.2 million, or 17.9% of net sales, for the comparable period in fiscal 2005. Our Other segment achieved an operating income of $0.8 million, or 10.0% of net sales, for the six month period ended October 1, 2005, compared to $0.3 million or 3.6% of net sales, for the comparable period in fiscal 2005. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net decreased by $0.4 million to $9.6 million for the six month period ended October 1, 2005, compared to $10.0 million for the six month period ended October 2, 2004.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.5 million for the six month period ended October 1, 2005 compared to $0.7 million for the six month period ended October 2, 2004.

Loss on Early Extinguishment of Debt.  For the six month period ended October 1, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all of our our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures.    For the six month period ended October 2, 2004, loss on extinguishment of debt of $7.0 million included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million in interest expense for the 30 day call period related to the early extinguishment of our $110.0 million of 9 5/8% senior subordinated notes in July of 2004.

Income(Loss) Before Income Taxes.  Income before taxes was $2.1 million for the six month period ended October 1, 2005 compared to a loss before taxes of $3.6 million for the six month period ended October 2, 2004.

Income(Benefit from) Taxes.  Income taxes for the six month period ended October 1, 2005 provided an expense of $0.7 million compared to a benefit of $1.5 million for the six month period ended October 2, 2004.  Our effective benefit for income tax rate for the six month period ended October 1, 2005 was 34.5 % compared to an income tax rate of 40.8% for the six month period ended October 2, 2004.  The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings, primarily the result of the loss on early extinguishment of debt and the one-time special cash bonus.

Net Income (Loss).  Net income was $1.4 million for the six month period ended October 1, 2005 compared to net loss of $2.2 million for the six month period ended October 2, 2004.

Liquidity and Capital Resources

Liquidity

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering.  Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40.0 million from $110.0 million under the term loan portion of the Amended Credit Agreement.   The Amended Credit Agreement provides a $55.0 million revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150.0 million term loan (the “Amended Term Loan”).  The principal amount of the Amended Term Loan shall be repaid in twenty-five (25) consecutive quarterly installments commencing October 1, 2005.  Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. As of October 1, 2005, we were in compliance with all such covenants.

The Amended Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%.  The Company has the right to elect the applicable interest rate on the Amended Revolving Credit Facility.  The Amended Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%.  The Company has the right to elect the applicable interest rate on the Amended Term Loan.   As of October 1, 2005, the weighted average interest rate on the outstanding Amended Credit Facility was 6.45%.

Approximately $20.6 million of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of October 1, 2005, the Company had the ability to borrow up to an additional $34.4 million under the Amended Revolving Credit Facility.

The proceeds of the initial public offering and additional term loan borrowings under the Amended Credit Agreement were used to redeem outstanding debt.  Concurrently with the funding, the Company issued a notice of redemption to the note holders of the 13% Senior Subordinated Discount Debentures due June 15, 2009.  The requisite funds, approximately $40.2 million, were irrevocably put on deposit with the trustee, Bank of New York, for redemption on September 13, 2005.  This amount included a redemption premium of $1.3 million and interest expense for the call period of $0.4 million.  These amounts along with $0.9 million of unamortized deferred finance fees and debt discount associated with this debt were recorded as a loss on extinguishment of debt.  The Company also repaid approximately $45.5 million on its second lien term loan.  This amount included a pre-payment fee of $0.5 million.  These amounts along with $0.8 million of unamortized deferred finance fees associated with the second lien term loan debt were recorded as a loss on extinguishment of debt.  Deferred financing fees of $1.3 million were capitalized associated with the Amended Credit Agreement.

Swiss Credit Facility

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss Francs, or approximately $7.7 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss Francs, or approximately $1.5 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of October 1, 2005, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss Francs, or approximately $3.1 million. As of October 1, 2005, $4.8 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Initial Public Offering and Amendment to the Credit Agreement

On August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock (3,496,684 sold by the selling stockholders). The offering yielded aggregate net proceeds to the Company of $92.1 million after payment of the underwriting discount and offering expenses.  After redemption of the Company’s Class C and Class D preferred stock for $34.6 million, the net proceeds to the Company were $57.5 million.  Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock.  All shares of Class C and Class D preferred stock were redeemed with cash or common stock as described in the subsequent paragraph and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis.  In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation (the “Amendment”).  The Amendment increased the Company’s authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement (as discussed above) were used as follows:  (1) to redeem all of the Company’s outstanding 13% Discount Debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $40.0 million; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of $29.4 million; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of $1.3 million; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7.7 million, of which $3.8 million was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of $0.3 million, of which $0.2 million was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45.5 million of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1.4 million in fees and expenses payable to GE Capital and its counsel in connection with such repayment and amendment; (7) to pay approximately $5.0 million in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay approximately $2.7 million in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

In addition, the Company paid monitoring fees of approximately $50,000 and expense reimbursements of approximately $12,000 pursuant to the Management Agreement with an affiliate of Whitney, and upon such payment the Management Agreement was terminated.

On July 15, 2005, we made a cash payment of $5.2 million to our CEO (see Note 11).  We funded this payment with cash on hand and borrowings under our Revolving Credit Facility.

We believe that after giving effect to our initial public offering and the amendment and restatement of our senior credit facility and the uses of proceeds in connection with the offering, our cash and cash equivalents, cash flow from operations and capacity under the Revolving Credit Facility and Swiss Revolver will provide adequate cash to fund our working capital, capital expenditures, debt service and other cash requirements for our existing businesses for the foreseeable future. Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates, cyclical changes in our end markets and prices for steel and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Cash Flow

Six Month Period Ended October 1, 2005 Compared to the Six Month Period Ended October 2, 2004

In the six month period ended October 1, 2005, we generated cash of $3.3 million from operating activities compared to $2.6 million for the six month period ended October 2, 2004. The increase of $0.7 million was mainly a result of an increase of $3.5 million in net income, reduced by the net effect of non-cash charges such as deferred taxes, loss on extinguishment of debt, and loss on disposal of assets, plus a change in working capital investment of $0.2 million.

Cash used for investing activities for the six month period ended October 1, 2005 included $5.9 million relating to capital expenditures compared to $3.9 million for the six month period ended October 2, 2004.  Investing activites also included $2.6 million relating to the acquisition of the RBC Southwest Products business.

Financing activities provided $7.4 million in the six month period ended October 1, 2005, primarily the result of remaining proceeds on the initial public offering after repaying indebtedness and payment of fees and expenses associated with the offering.

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

Obligations and Commitments

The following table outlines what we regard as our significant contractual obligations and commercial commitments as of October 1, 2005.  The table does not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
Significant Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Total debt (1)	$171,488	$3,422	$6,082	$3,729	$158,255
Capital lease obligations	450	187	263	—	—
Operating leases (2)	13,033	2,863	4,727	2,438	3,005
Interest payments (3)	70,075	11,386	22,172	21,579	14,938
Pension and post-retirement benefits (2)	8,293	1,948	3,208	1,354	1,783
Total significant contractual cash obligations	$263,339	$19,806	$36,452	$29,100	$177,981

(1)                Includes the $150 million Amended Term Loan and other senior debt consisting of the Swiss Term Loan, industrial revenue bonds and other debt totaling $21.5 million.

(2)                Operating leases and pension and post-retirement benefits are estimated as unchanged from fiscal year end 2005.

(3)                Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 3.86%.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our Amended Credit Agreement bear interest at a variable rate based on prime (for any day, a floating rate equal to the higher of (1) the rate publicly posted as the base rate posted by at least 75% of the nation’s 30 largest banks or (2) the Federal Funds Rate plus 50 basis points per year) or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR Period) ranging from 30 to 120 days as adjusted each interest period. As of October 1, 2005, based on the aggregate amount of $150.0 million outstanding under our Amended Term Loan, a 100 basis point change in interest rates would have changed our interest expense by approximately $1.5 million per year.

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

ITEM 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 1, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of October 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 10, 2005, we granted options pursuant to our 2005 Long Term Incentive Plan to purchase an aggregate of 683,502 shares of our Common Stock to Michael J. Hartnett at an exercise price of $14.50 per share.

The issuances of the securities described in paragraph 1 were exempt from registration under the Securities Act under Rule 701, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of such options and common stock were our employees and directors, who received the securities under our compensatory benefit plans or a contract relating to compensation. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients either received adequate information from us or had adequate access, through their employment with us or otherwise, to information about us.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated

/s/ Dr. Michael J. Hartnett
By: Dr. Michael J. Hartnett
Its: Chief Executive Officer

RBC Bearings Incorporated

/s/ Daniel A. Bergeron
By: Daniel A. Bergeron
Its: Chief Financial Officer

Dated: November 15, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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