Form 10-Q
period 2005-12-31
RBC Bearings INC
filed 2006-02-14
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of February 13, 2006, RBC Bearings Incorporated had 16,647,129 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2005	April 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$10,312	$2,635
Accounts receivable, net	46,722	53,967
Inventory	105,104	95,654
Deferred income taxes	13,562	4,509
Prepaid expenses and other current assets	2,325	2,226
Total current assets	178,025	158,991
Property, plant and equipment, net	57,497	55,343
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $1,446 at December 31, 2005 and $949 at April 2, 2005	4,334	3,333
Deferred financing costs, net of accumulated amortization of $1,082 at December 31, 2005 and $1,280 at April 2, 2005	4,420	4,755
Other assets	1,998	2,597

Total assets	$271,424	$250,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,744	$19,243
Accrued expenses and other current liabilities	8,331	10,621
Current portion of long-term debt	3,390	8,245
Capital lease obligations	174	226
Total current liabilities	29,639	38,335
Long-term debt, less current portion	165,640	211,834
Capital lease obligations, less current portion	292	205
Other non-current liabilities	13,881	7,554
Total liabilities	209,452	257,928

Stockholders’ equity (deficit):
Class A preferred stock, $.01 par value; authorized shares: 15,500 at April 2, 2005; none at December 31, 2005; none issued and outstanding	—	—
Class B exchangeable convertible participating preferred stock, $.01 par value; authorized shares: 240,000 at April 2, 2005; none at December 31, 2005; issued and outstanding shares: 240,000 at April 2, 2005	—	2
Class C redeemable preferred stock, $.01 par value; authorized shares: 900,000 at April 2, 2005; none at December 31, 2005; none issued and outstanding	—	—
Class D preferred stock, $.01 par value; authorized shares: 240,000 at April 2, 2005; none at December 31, 2005; none issued and outstanding	—	—
Class A voting common stock, $.01 par value; authorized shares: 20,000,000 at April 2, 2005; none at December 31, 2005; issued and outstanding shares: 6,202,519 at April 2, 2005	—	62
Class B super voting common stock, $.01 par value; authorized shares: 2,500,000 at April 2, 2005; none at December 31, 2005; issued and outstanding shares: 250 at April 2, 2005	—	—
Common Stock, $.01 par value; authorized shares: 60,000,000 at December 31, 2005; issued and outstanding shares: 16,631,213 at December 31, 2005	166	—
Additional paid-in capital	98,206	34,252
Deferred compensation	(158)	(349)
Accumulated other comprehensive loss	(3,532)	(2,532)
Accumulated deficit	(32,710)	(39,194)
Total stockholders’ equity (deficit)	61,972	(7,759)

Total liabilities and stockholders’ equity (deficit)	$271,424	$250,169

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	$67,390	$58,145	$198,758	$170,731
Cost of sales	47,029	41,413	139,134	123,325

Gross margin	20,361	16,732	59,624	47,406

Operating expenses:
Selling, general and administrative	9,203	8,041	32,325	23,261
Other, net	370	286	1,020	2,464
Total operating expenses	9,573	8,327	33,345	25,725

Operating income	10,788	8,405	26,279	21,681

Interest expense, net	2,978	4,383	12,582	14,335
Loss on early extinguishment of debt	—	—	3,771	6,956
Other non-operating income	—	(106)	—	(98)
Income before income taxes	7,810	4,128	9,926	488
Provision for income taxes	2,711	1,666	3,442	180
Net income	5,099	2,462	6,484	308

Preferred stock dividends	—	(576)	(893)	(1,693)
Participation rights of preferred stock in undistributed earnings	—	(433)	(630)	(687)
Net income (loss) available to common stockholders	$5,099	$1,453	$4,961	$(2,072)
Net income (loss) per common share:
Basic	$0.31	$0.23	$0.43	$(0.33)
Diluted	$0.29	$0.13	$0.37	$(0.33)
Weighted average common shares:
Basic	16,546,681	6,188,903	11,649,073	6,188,903
Diluted	17,676,227	10,870,755	13,307,181	6,188,903

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$6,484	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,641	6,997
Deferred income taxes	2,870	(68)
Amortization of intangible assets	497	347
Amortization of deferred financing costs and debt discount	642	898
Amortization of deferred stock compensation	207	332
Loss on disposition of assets	30	1,841
Loss on early extinguishment of debt (non-cash portion)	1,536	4,303
Other	12	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,011	(1,263)
Inventory	(9,859)	(6,767)
Prepaid expenses and other current assets	373	(1,222)
Other non-current assets	(119)	169
Accounts payable	(1,006)	4,337
Accrued expenses and other current liabilities	(3,186)	(3,623)
Other non-current liabilities	1,031	(1,896)
Net cash provided by operating activities	13,164	4,705

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,772)	(6,604)
Acquisition of business	(2,602)	(1,228)
Proceeds from sale of assets	27	110
Net cash used in investing activities	(10,347)	(7,722)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(5,000)	2,890
Net proceeds from sale of common stock in initial public offering	92,128	—
Redemption of Class C redeemable preferred stock	(30,630)	—
Redemption of Class D preferred stock	(4,000)	—
Exercise of stock options and warrants	285	—
Retirement of senior subordinated notes	—	(110,000)
Proceeds from term loans	41,100	155,000
Retirement of term loans	(45,000)	(40,000)
Retirement of Senior Subordinated Discount Debentures	(38,562)	—
Payments of bank term loan	(3,703)	(1,750)
Principal payments on capital lease obligations	(190)	(211)
Financing fees paid in connection with senior credit facility	(1,312)	(4,500)
Net cash provided by financing activities	5,116	1,429

Effect of exchange rate changes on cash	(256)	41

Cash and cash equivalents:
Increase (decrease) during the period	7,677	(1,547)
Cash, at beginning of period	2,635	3,250

Cash, at end of period	$10,312	$1,703

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,066	$17,307
Income taxes	$886	$224

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

As previously disclosed on Form 8-K filed by the Company on August 15, 2005, pursuant to the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock on August 15, 2005 (see Note 13).

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

The results of operations for the three month and nine month periods ended December 31, 2005 are not necessarily indicative of the operating results for the full year. Amounts shown are in thousands, unless otherwise indicated.

1. Acquisition

Effective September 2, 2005, SWP purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was approximately $2,602. The products associated with the acquisition are complementary with products already provided by other Company businesses. Southwest Products Company is included in the Plain Bearing reportable segment.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Numerator:
Net income	$5,099	$2,462	$6,484	$308
Preferred stock dividends*	—	(576)	(893)	(1,693)
Participation rights of preferred stock in undistributed earnings**	—	(433)	(630)	(687)
Numerator for basic and diluted net income per common share—income (loss) available to common stockholders under the two-class method	5,099	1,453	4,961	(2,072)
Preferred stock dividends and participation rights of preferred stock	—	1,009	1,523	2,380
Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$5,099	$2,462	$6,484	$308
Denominator:
Denominator for basic net income (loss) per common share—weighted-average shares	16,546,681	6,188,903	11,649,073	6,188,903
Effect of dilution due to employee stock options and warrants	1,129,546	2,835,457	785,636	2,810,892
Effect of dilution due to convertible preferred stock*	—	1,846,395	872,472	1,846,395
Denominator for diluted net income (loss) per common share—adjusted weighted-average shares	17,676,227	10,870,755	13,307,181	10,846,190

Basic net income (loss) per common share	$0.31	$0.23	$0.43	$(0.33)

Diluted net income (loss) per common share	$0.29	$0.13	$0.37	$(0.33)

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

3. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 31, 2005	April 2, 2005

Raw materials	$8,159	$5,598
Work in process	29,618	27,959
Finished goods	67,327	62,097
	$105,104	$95,654

4. Comprehensive Income

The components of comprehensive income that relate to the Company are net income, foreign currency translation adjustments and minimum pension liability. Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Net income	$5,099	$2,462	$6,484	$308
Foreign currency translation adjustments	49	699	(588)	914
Minimum pension liability	—	—	(412)	—
Total comprehensive income	$5,148	$3,161	$5,484	$1,222

5. Stock-Based Compensation

The Company accounts for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized only if the exercise price of grants issued is below the fair market value of the Company’s common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net income, as reported	$5,099	$2,462	$6,484	$308
Plus: stock-based compensation expense included in reported net income, net of tax	43	124	136	209
Less: stock-based compensation expense determined under fair value method, net of tax	(311)	(73)	(1,547)	(131)
Pro forma net income	$4,831	$2,513	$5,073	$386

Net income (loss) per common share, as reported:
Basic	$0.31	$0.23	$0.43	$(0.33)
Diluted	$0.29	$0.13	$0.37	$(0.33)

Net income (loss) per common share, pro forma:
Basic	$0.29	$0.24	$0.30	$(0.32)
Diluted	$0.27	$0.14	$0.27	$(0.32)

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected weighted-average life	7.0	3.0	7.0	3.0
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	0.3%	0.1%	0.3%	0.1%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option and warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its options and warrants.

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

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering. Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40,000 from $110,000 under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provides a $55,000 revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150,000 term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan will be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. As of December 31, 2005, the Company had repaid $2,375 of principal on the Amended Term Loan. Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. As of December 31, 2005, the Company was in compliance with all such covenants.

The Amended Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%. The Company has the right to elect the applicable interest rate on the Amended Revolving Credit Facility. The Amended Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%. The Company has the right to elect the applicable interest rate on the Amended Term Loan. As of December 31, 2005, the weighted average interest rate on the outstanding Amended Credit Facility was 7.04%.

Approximately $20,613 of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of December 31, 2005, the Company had the ability to borrow up to an additional $34,387 under the Amended Revolving Credit Facility.

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

The balances payable under all borrowing facilities are as follows:

	December 31, 2005	April 2, 2005
13% Senior Subordinated Discount Debentures	$—	$37,949

Credit Facility
Term Loan (replaced with Amended Credit Agreement)	—	109,175
SCIL Loan (paid as discussed above)	—	45,000
Revolving Credit Facility (replaced with Amended Credit Agreement)	—	5,000

Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $141,375 due July 1, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	147,625	—
Amended Revolving Credit Facility; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	—

Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	4,750	6,233

Other Loans	—	67

Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021	1,155	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	169,030	220,079
Less: Current Portion	3,390	8,245
Long-Term Debt	$165,640	$211,834

The current portion of long-term debt as of December 31, 2005 and April 2, 2005 includes $0 and $5,000, respectively, of borrowings on the revolving credit facilities.

7. Disposal of Fixed Assets

During the nine month periods ended December 31, 2005 and January 1, 2005, the Company had a non-cash charge of $30 and $1,841, respectively, on the loss on sale and disposal of property, plant and equipment related to the consolidation of production lines and outsourcing certain components to low-cost producers.

8. Income Taxes

The effective income tax rates for the three month periods ended December 31, 2005 and January 1, 2005 were 34.7% and 40.4%, respectively. The effective income tax rates for the nine month periods ended December 31, 2005 and January 1, 2005 were 34.7% and 36.9%, respectively.

The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings, primarily the result of the loss on early extinguishment of debt and the one-time special compensation payment (see Note 11).

9. Pension and Postretirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

The following tables illustrate the components of net periodic benefit cost for the Company’s pension and other postretirement benefits.

	Pension Benefits Three Months Ended		Pension Benefits Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Components of net periodic benefit cost:
Service cost	$144	$127	$432	$381
Interest cost	246	236	739	708
Expected return on plan assets	(283)	(243)	(849)	(729)
Amortization of losses	62	65	186	194
Total net periodic benefit cost	$169	$185	$508	$554

	Other Postretirement Benefits Three Months Ended		Other Postretirement Benefits Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Components of net periodic benefit cost:
Service cost	$56	$56	$168	$168
Interest cost	62	62	186	186
Prior service cost amortization	(105)	(105)	(314)	(314)
Amount of loss recognized	41	41	123	123
Total net periodic benefit cost	$54	$54	$163	$163

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

	Three Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net External Sales
Roller	$23,373	$21,031	$71,193	$64,643
Plain	28,501	22,713	82,078	66,650
Ball	11,415	10,334	33,239	28,357
Other	4,101	4,067	12,248	11,081
	$67,390	$58,145	$198,758	$170,731

Operating Income
Roller	$5,465	$3,671	$16,660	$10,550
Plain	7,268	5,409	21,441	16,278
Ball	2,851	2,385	7,747	5,619
Other	417	608	1,232	860
Corporate	(5,213)	(3,668)	(20,801)	(11,626)
	$10,788	$8,405	$26,279	$21,681

Geographic External Sales
Domestic	$59,428	$50,666	$177,003	$151,158
Foreign	7,962	7,479	21,755	19,573
	$67,390	$58,145	$198,758	$170,731

Intersegment Sales
Roller	$2,349	$1,466	$6,751	$4,821
Plain	208	422	635	1,628
Ball	1,321	906	3,980	2,695
Other	3,236	2,468	9,633	7,171
	$7,114	$5,262	$20,999	$16,315

All intersegment sales are eliminated in consolidation.

11. Related Party Transactions

In June 1997, the Company loaned Dr. Michael J. Hartnett, President and Chief Executive Officer of the Company, $500 to purchase shares of capital stock of the Company. This loan was repaid to the Company on August 15, 2005.

On June 13, 2005, subject to the approval of the Company’s senior lenders under the Credit Facility and Second Lien Term Loan, which was subsequently obtained, the Board of Directors agreed to pay the CEO a one-time special compensation payment of $5,200 to reimburse the CEO for taxes owed by him in connection with a previous stock sale by the CEO to Whitney. The Company’s senior lenders approved the payment on July 13, 2005. As such, the Company recorded a charge of $5,200 (classified as selling, general and administrative expense) in the second quarter of fiscal 2006. In connection with such transaction, the Company will receive a tax deduction of approximately $5,200.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities are required to apply SFAS No. 123(R) as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company is required to adopt the pronouncement in fiscal 2007 and has decided to use the “modified prospective” method in applying SFAS No. 123(R). The Company is currently evaluating the effect on its consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. For fiscal 2006, the Company will continue to disclose stock-based compensation information in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” and SFAS No. 123.

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

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement (as discussed in Note 6) were used as follows:  (1) to redeem all of the Company’s outstanding 13% Senior Subordinated Discount Debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $40,000; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBCH Investor, LLC (“Whitney”) for an aggregate redemption price of $29,354; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of $1,276; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7,667, of which $3,833 was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of $333, of which $167 was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45,500 of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1,400 in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5,000 in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay $2,732 in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

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

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 17 manufacturing facilities in three countries.

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

Outlook

Backlog as of December 31, 2005 was $152.6 million versus $133.8 million for the same period last year. The Company continues to see positive momentum from the diversified industrial, aerospace, and defense markets. Management believes that operating cash flows and available credit under the new amended senior revolving credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of the Company’s consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three-Months Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	30.2	28.8	30.0	27.8
Selling, general and administrative	13.7	13.8	16.3	13.6
Other, net	0.5	0.5	0.5	1.5
Operating income	16.0	14.5	13.2	12.7
Interest expense, net	4.4	7.5	6.3	8.4
Loss on early extinguishment of debt	—	—	1.9	4.1
Other non-operating income	—	(0.1)	—	(0.1)
Income before income taxes	11.6	7.1	5.0	0.3
Provision for income taxes	4.0	2.9	1.7	0.1
Net income	7.6	4.2	3.3	0.2

Three Month Period Ended December 31, 2005 Compared to Three Month Period Ended January 1, 2005

Net Sales. Net sales for the three month period ended December 31, 2005 were $67.4 million, an increase of $9.3 million, or 16.0%, compared to $58.1 million for the comparable period in fiscal 2005. During the three month period ended December 31, 2005, the Company experienced net sales growth in its three major segments, driven by demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to our diversified industrial customers grew 7.5% in the third quarter fiscal 2006 compared to the same period last year. This was principally driven by aftermarket and OEM demand in construction, mining, semiconductor, and general industrial applications. Net sales to aerospace and defense customers grew 28.9%  in the third quarter fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

The Plain Bearing segment achieved net sales of $28.5 million for the three month period ended December 31, 2005, an increase of $5.8 million, or 25.6%, compared to $22.7 million for the comparable period in the prior year. Net sales to diversified industrial customers accounted for $2.0 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors and strong aftermarket demand. The commercial and military aerospace market accounted for $3.8 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

The Roller Bearing segment achieved net sales of $23.4 million for the three month period ended December 31, 2005, an increase of $2.4 million, or 11.4%, compared to $21.0 million for the comparable period in the prior year. Industrial sales increased by $1.0 million mainly due to strength in the construction, oil, and general industrial markets. The aerospace and defense market accounted for a $1.4 million increase, driven primarily by increasing commercial build rates and maintenance requirements for both commercial and military aircraft.

The Ball Bearing segment achieved net sales of $11.4 million for the three month period ended December 31, 2005, an increase of $1.1 million, or 10.7%, compared to $10.3 million for the comparable period in the prior year. The increase was driven principally by increased demand from airframe, electro-optical, and semiconductor applications and the Company’s increased penetration of the airframe market. Sales to customers in the industrial market were flat year over year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $4.1 million for the three month period ended December 31, 2005, compared to $4.1 million for the same period last year.

Gross Margin. Gross margin was $20.4 million, or 30.2% of net sales, for the three month period ended December 31, 2005, versus $16.7 million, or 28.8% of net sales, for the comparable period in fiscal 2005. The increase in gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and increased manufacturing leverage and efficiency.

Selling, General and Administrative. SG&A expenses increased by $1.2 million, or 15.0%, to $9.2 million for the three month period ended December 31, 2005 compared to $8.0 million for the same period in fiscal 2005. The $1.2 million increase was primarily due to stock option compensation expense of $0.1 million, professional service fees associated with Sarbanes-Oxley 404 implementation of $0.3 million, an increase in personnel necessary to support increased volume, higher professional service fees and additional costs associated with being a public company. As a percentage of net sales, SG&A was 13.7% for the three month period ended December 31, 2005 compared to 13.8% for the comparable period in fiscal 2005.

Other, net. Other, net for the three month period ended December 31, 2005 was $0.4 million compared to $0.3 million for the comparable period in fiscal 2005. For the three month period ended December 31, 2005, other, net included amortization of intangibles of $0.2 million, $0.1 million of bad debt expense and $0.1 million of other expenses. For the three month period ended January 1, 2005, other, net consisted of $0.1 million of management fees, amortization of intangibles of $0.1 million, and $0.1 million of other expenses.

Operating Income. Operating income was $10.8 million, or 16.0% of net sales, for the three month period ended December 31, 2005 compared to $8.4 million, or 14.5% of net sales, for the three month period ended January 1, 2005. Operating income excluding stock option expense of $0.1 million was $10.9 million or 16.2% of net sales. Operating income for the Plain Bearing segment was $7.3 million for the three month period ended December 31, 2005, or 25.6% of net sales, compared to $5.4 million for the same period last year, or 23.8% of net sales. The Roller Bearing segment achieved operating income for the three month period ended December 31, 2005 of $5.5 million, or 23.5% of net sales, compared to $3.7 million, or 17.6% of net sales, for the three month period ended January 1, 2005. The Ball Bearing segment achieved an operating income of $2.9 million, or 25.4% of net sales, for the three month period ended December 31, 2005, compared to $2.4 million, or 23.3% of net sales, for the comparable period in fiscal 2005. The Other segment achieved an operating income of $0.4 million, or 9.8% of net sales, for the three month period ended December 31, 2005, compared to an operating income of $0.6 million, or 14.6% of net sales, for the comparable period in fiscal 2005. The increase in operating income in each of the segments was driven primarily by an increase in net sales. In addition, operating income as a percentage of net sales increased for each of the Company’s segments primarily as a result of leveraging fixed cost base over higher net sales.

Interest Expense, net. Interest expense, net decreased by $1.4 million to $3.0 million for the three month period ended December 31, 2005, compared to $4.4 million for the three month period ended January 1, 2005. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.2 million for the three month period ended December 31, 2005 compared to $0.2 million for the three month period ended January 1, 2005.

Income Before Income Taxes. Income before taxes was $7.8 million for the three month period ended December 31, 2005 compared to income before taxes of $4.1 million for the three month period ended January 1, 2005.

Income Taxes. Provision for income taxes for the three month period ended December 31, 2005 was $2.7 million compared to income taxes of $1.7 million for the three month period ended January 1, 2005. The Company’s effective income tax rate for the three month period ended December 31, 2005 was 34.7 % compared to an income tax rate of 40.4% for the three month period ended January 1, 2005. The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings.

Net Income. Net income was $5.1 million for the three month period ended December 31, 2005 compared to net income of  $2.5 million for the three month period ended January 1, 2005.

Nine Month Period Ended December 31, 2005 Compared to Nine Month Period Ended January 1, 2005

Net Sales. Net sales for the nine month period ended December 31, 2005 were $198.8 million, an increase of $28.1 million, or 16.5%, compared to $170.7 million for the comparable period in fiscal 2005. During the nine month period ended December 31, 2005, the Company experienced net sales growth in each of its four segments, driven by strong demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to diversified industrial customers grew 8.1% in the nine month period of fiscal 2006 compared to the same period last year. This was principally driven by aftermarket and OEM demand in construction, mining, semiconductor, and general industrial applications. Net sales to aerospace and defense customers grew 28.8% in the nine month period of fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

The Plain Bearing segment achieved net sales of $82.1 million for the nine month period ended December 31, 2005, an increase of $15.4 million, or 23.1%, compared to $66.7 million for the comparable period in the prior year. Net sales to diversified industrial customers accounted for $6.3 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors, general industrial applications, and strong aftermarket demand. The commercial and military aerospace market accounted for $9.1 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

The Roller Bearing segment achieved net sales of $71.2 million for the nine month period ended December 31, 2005, an increase of $6.6 million, or 10.2%, compared to $64.6 million for the comparable period in the prior year. $1.9 million of this increase was attributable to sales to customers in the industrial market and from strong demand from mining, construction equipment and general industrial applications. The aerospace and defense market accounted for the remaining $4.7 million of the increase, driven primarily by increasing build rates and maintenance requirements for commercial and military aircraft.

The Ball Bearing segment achieved net sales of $33.2 million for the nine month period ended December 31, 2005, an increase of $4.8 million, or 16.9%, compared to $28.4 million for the comparable period in the prior year. The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and increased penetration of the airframe market. Sales to our customers in the industrial market were flat year over year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $12.2 million for the nine month period ended December 31, 2005, an increase of $1.1 million, or 9.9%, compared to $11.1 million for the same period last year. This increase was primarily due to increased sales of machine tool collets as a result of increased penetration of the U.S. machine tool collets market and due to increasing overall market demand, both in Europe and the U.S.

Gross Margin. Gross margin was $59.6 million, or 30.0% of net sales, for the nine month period ended December 31, 2005, versus $47.4 million, or 27.8% of net sales, for the comparable period in fiscal 2005. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and increased manufacturing efficiency.

Selling, General and Administrative. SG&A expenses increased by $9.0 million, or 38.6%, to $32.3 million for the nine month period ended December 31, 2005 compared to $23.3 million for the same period in fiscal 2005. The $9.0 million increase was primarily due to non-recurring compensation expense of $5.2 million, stock option compensation expense of $0.2 million, professional service fees associated with the implementation of Sarbanes-Oxley 404 of $0.3 million, an increase in personnel necessary to support increased volume, higher professional service fees, and additional costs associated with being a public company. As a percentage of net sales, SG&A was 16.2% for the nine month period ended December 31, 2005 compared to 13.6% for the comparable period in fiscal 2005. SG&A, excluding non-recurring compensation expense of $5.2 million and stock option compensation expense of $0.2 million, was 13.5% of net sales for the nine month period ended December 31, 2005 compared to 13.4% for the comparable period in fiscal 2005.

Other, net. Other, net for the nine month period ended December 31, 2005 was $1.0 million compared to $2.5 million for the comparable period in fiscal 2005. For the nine month period ended December 31, 2005, other, net included amortization of intangibles of $0.5 million, $0.2 million of non-recurring management fees, and $0.3 million of bad debt expense. For the nine month period ended January 1, 2005, other, net consisted of amortization of intangibles of $0.3 million, $0.3 million of management fees, losses on fixed asset disposals of $1.8 million, and $0.1 million of other expenses.

Operating Income. Operating income was $26.3 million, or 13.2% of net sales, for the nine month period ended December 31, 2005 compared to $21.7 million, or 12.7% of net sales, for the nine month period ended January 1, 2005. Operating income excluding stock option expense of $0.2 million, non-recurring compensation expense of $5.2 million, and non-recurring management fees of $0.2 million was $31.9 million or 16.0% of net sales. Operating income for the Plain Bearing segment was $21.4 million for the nine month period ended December 31, 2005, or 26.1% of net sales, compared to $16.3 million for the same period last year, or 24.4% of net sales. The Roller Bearing segment achieved an operating income for the nine month period ended December 31, 2005 of $16.7 million, or 23.5% of net sales, compared to $10.6 million, or 16.4% of net sales, for the nine month period ended January 1,

2005.  The Ball Bearing segment achieved an operating income of $7.7 million, or 23.2% of net sales, for the nine month period ended December 31, 2005, compared to $5.6 million, or 19.7% of net sales, for the comparable period in fiscal 2005. The Other segment achieved an operating income of $1.2 million, or 9.8% of net sales, for the nine month period ended December 31, 2005, compared to $0.9 million or 8.1% of net sales, for the comparable period in fiscal 2005. The increase in operating income in each of the segments was driven primarily by an increase in net sales. In addition, operating income as a percentage of net sales increased for each of the segments primarily as a result of leveraging fixed cost base over higher net sales.

Interest Expense, net. Interest expense, net decreased by $1.7 million to $12.6 million for the nine month period ended December 31, 2005, compared to $14.3 million for the nine month period ended January 1, 2005. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.6 million for the nine month period ended December 31, 2005 compared to $0.9 million for the nine month period ended January 1, 2005.

Loss on Early Extinguishment of Debt. For the nine month period ended December 31, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all of our our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures. For the nine month period ended January 1, 2005, loss on extinguishment of debt of $7.0 million included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million in interest expense for the 30 day call period related to the early extinguishment of our $110.0 million of 9 5/8% senior subordinated notes in July of 2004.

Income Before Income Taxes. Income before taxes was $9.9 million for the nine month period ended December 31, 2005 compared to income before taxes of $0.5 million for the nine month period ended January 1, 2005.

Income Taxes. Income tax expense for the nine month period ended December 31, 2005 was $3.4 million compared to an expense of $0.2 million for the nine month period ended January 1, 2005. The effective income tax rate for the nine month period ended December 31, 2005 was 34.7% compared to an income tax rate of 36.9% for the nine month period ended January 1, 2005. The change in the effective income tax rates from period to period is mostly due to changes in the allocation between domestic and foreign earnings, primarily the result of the loss on early extinguishment of debt and the one-time compensation payment.

Net Income. Net income was $6.5 million for the nine month period ended December 31, 2005 compared to net income of  $0.3 million for the nine month period ended January 1, 2005.

Liquidity and Capital Resources

Liquidity

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering. Pursuant to the Amended Credit

Agreement, the Company increased its term loan borrowings by approximately $40.0 million from $110.0 million under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provides a $55.0 million revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150.0 million term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan shall be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. As of December 31, 2005, the Company had repaid $2,375 of principal on the Amended Term Loan. Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. As of December 31, 2005, the Company was in compliance with all such covenants.

The Amended Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%. The Company has the right to elect the applicable interest rate on the Amended Revolving Credit Facility. The Amended Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%. The Company has the right to elect the applicable interest rate on the Amended Term Loan. As of December 31, 2005, the weighted average interest rate on the outstanding Amended Credit Facility was 7.04%.

Approximately $20.6 million of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of December 31, 2005, the Company had the ability to borrow up to an additional $34.4 million under the Amended Revolving Credit Facility.

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

Swiss Credit Facility

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss Francs, or approximately $7.7 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss Francs, or approximately $1.5 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of December 31, 2005, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss Francs, or approximately $3.1 million. As of December 31, 2005, $4.8 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Capital Resources

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

Cash Flow

Nine Month Period Ended December 31, 2005 Compared to the Nine Month Period Ended January 1, 2005

In the nine month period ended December 31, 2005, the Company generated cash of $13.2 million from operating activities compared to $4.7 million for the nine month period ended January 1, 2005. The increase of $8.5 million was mainly a result of an increase of $6.2 million in net income, reduced by $2.2 million representing the net effect of non-cash charges such as deferred taxes, loss on extinguishment of debt, and loss on disposal of assets, plus a change in working capital investment of $4.5 million.

Cash used for investing activities for the nine month period ended December 31, 2005 included $7.8 million relating to capital expenditures compared to $6.6 million for the nine month period ended January 1, 2005. Investing activites also included $2.6 million relating to the acquisition of the RBC Southwest Products business.

In the nine month period ended December 31, 2005, the Company decreased borrowings under the revolving credit facility by $5.0 million, received proceeds from the sale of stock of $92.1 million, used $30.6 million to redeem Class C redeemable preferred stock, used $4.0 million to redeem Class D preferred stock, received $0.3 million from the exercise of stock options and warrants, retired term loans of $45.0 million, retired the 13% Senior Secured Discount Debentures of $38.6 million, increased its bank term loan by $41.1 million, made payments on term loans of $3.7 million, used $0.2 million of funds for capital lease obligations, and paid $1.3 million of financing fees in connection with the credit facility.

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

Obligations and Commitments

The following table outlines what we regard as our significant contractual obligations and commercial commitments as of December 31, 2005. The table does not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period
Significant Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt (1)	$169,030	$3,390	$6,740	$4,580	$154,320
Capital lease obligations	466	174	233	46	13
Operating leases (2)	13,033	2,863	4,727	2,438	3,005
Interest payments (3)	67,465	11,964	23,307	22,657	9,537
Pension and postretirement benefits (2)	8,293	1,948	3,208	1,354	1,783
Total significant contractual cash obligations	$258,287	$20,339	$38,215	$31,075	$168,658

(1)     Includes the $147.6 million Amended Term Loan and other senior debt consisting of the Swiss Term Loan, industrial revenue bonds and other debt totaling $21.4 million.

(2)     Operating leases and pension and postretirement benefits are estimated as unchanged from fiscal year end 2005.

(3)     Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 4.39%.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our Amended Credit Agreement bear interest at a variable rate based on prime (for any day, a floating rate equal to the higher of (1) the rate publicly posted as the base rate posted by at least 75% of the nation’s 30 largest banks or (2) the Federal Funds Rate plus 50 basis points per year) or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR Period) ranging from 30 to 120 days as adjusted each interest period. As of December 31, 2005, based on the aggregate amount of $147.6 million outstanding under our Amended Term Loan, a 100 basis point change in interest rates would have changed our interest expense by approximately $1.5 million per year.

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

ITEM 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit, or would have filed or submitted, under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the third quarter of fiscal 2006, 148,224 warrants to purchase 148,224 shares of the Company’s common stock were exercised of which 124 were exercised in cash at an exercise price of $16.01 per share and 148,100 were exercised through a cashless exercise or net share settlement. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients either received adequate information from us or had adequate access, through their employment with us or otherwise, to information about us. The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The warrant holders represented their intentions to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and, if necessary, appropriate legends were affixed to the share certificate issued in the transaction.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

(a)           The Company amended its Code of Ethics (to add a “whistleblower” hotline) effective February 14, 2006. This disclosure, which would otherwise be reported under Item 5.05 of Form 8-K, is being made under this Item 5(a) of Form 10-Q in lieu of a filing on Form 8-K.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
14	Code of Ethics
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated

/s/ Dr. Michael J. Hartnett
By: Dr. Michael J. Hartnett
Its: Chief Executive Officer

RBC Bearings Incorporated

/s/ Daniel A. Bergeron
By: Daniel A. Bergeron
Its: Chief Financial Officer

Dated: February 14, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
14	Code of Ethics
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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