Form 10-K
period 2006-04-01
RBC Bearings INC
filed 2006-06-16
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-124824

RBC BEARINGS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4372080
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Tribology Center, Oxford, CT	06478
(Address of Principal Executive Offices)	(Zip Code)

(203) 267-7001
(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $0.01 per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on October 1, 2005 (based on the September 30, 2005 closing sales price of $15.95 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $170,636,000.

Number of shares outstanding of the registrant’s Class A Common Stock at June 8, 2006:
20,452,754 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 26, 2006 are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules

Signatures	Signatures

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are a well known international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We estimate that over one-fourth of our net sales are derived from products for which we are the sole supplier and the only manufacturer able to provide the required bearing solution. We believe that being the sole supplier for these products provides us with a competitive advantage due to the lengthy and rigorous certification processes and/or approvals required by a majority of these customers or government agencies, which typically take anywhere from six months to six years to complete, and due to our long track record with most of these customers of delivering high quality and uniquely designed and engineered products in a timely manner. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 15 manufacturing facilities in three countries.

The Bearing Industry

The bearing industry is a highly fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

The increased demand for bearings in the diversified industrial market is being influenced by growth in industrial machinery and equipment shipments and increasing nonresidential construction activity. In addition, increased usage of existing machinery will significantly improve aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth is expected to continue to expand demand for our bearing solutions. Lastly, strong growth in the defense market is being influenced by modernization programs necessitating increased spending on new equipment, as well as continued utilization of deployed equipment supporting robust aftermarket demand for replacement bearings.

Our Competitive Strengths

We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service and price. Although some of our current and potential competitors have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

Leading Market Positions. We compete in specialized markets where we believe we are often the only supplier with the manufacturing expertise, business plan and engineering resources required to provide the required bearing solution. We estimate that approximately two-thirds of our net sales during fiscal 2005 and fiscal 2006 were generated by products for which we hold the number one or two market position. Most of our products undergo lengthy and rigorous customer certification processes and/or approvals, while our aerospace and defense products generally require additional FAA and military certification, respectively. We often participate in our customers’ product design and/or certification process which typically takes anywhere from six months to six years to complete, and, in many cases, our bearings are the only products that are certified for use with the product. This is evidenced by our strong customer relationships, many of which are greater than 20 years.

Diversified Revenue Base. We sell a wide array of bearing products to customers across many diverse end markets, each of which is influenced by different fundamental economic factors. Our products are sold both to OEMs and to aftermarket distributors and service providers. In addition, we currently sell our products to more than 6,700 customers, and no single customer represented more than 7% of our net sales during fiscal 2005 and fiscal 2006. Our diversified revenue base mitigates the impact of any single product or customer on our financial performance.

Large Installed Product Base with Recurring Aftermarket Revenue Stream. We provide bearings to a large and growing number of applications for which our products have been tested and certified. Our bearing products are approved for over 32,000 applications, many of which are part of aerospace, defense and industrial platforms that can be in service for as long as several decades, thereby requiring continuing aftermarket support. Many of our products are critical to the performance of the equipment in which they are installed but represent a small percentage of the ongoing maintenance expense of the equipment. Aftermarket sales of replacement parts for existing equipment platforms represented approximately 55% of our net sales for fiscal 2006. We believe we are well positioned to continue to capture recurring revenue from these product lines in the future due to the high customer switching costs and our high service levels associated with most of the equipment in which our products are installed.

Proprietary Design and Manufacturing Capabilities. We believe that our bearing engineering and manufacturing expertise, including our dedicated team of engineers and proprietary manufacturing capabilities, positions us to provide high quality, innovative solutions to our targeted markets in a timely way. We also believe that our design and manufacturing capabilities will allow us to maintain a leadership position as our customers continue to rely on us to develop new bearing solutions that can be manufactured cost effectively. However, our strength in this area is dependent upon our ability to continue to attract and retain skilled engineers.

Disciplined Acquisition Program with History of Successful Integration. We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 13 acquisitions which have significantly broadened our end markets, products, customer base and geographic reach. Most recently, in September 2005, we acquired the Southwest Products Company, a manufacturer of spherical bearings, journal bearings and push-pull controls for military weapon systems and military and commercial aerospace applications.

Experienced Management Team. Our management team possesses extensive managerial experience in the bearing industry, with our top five operating executives averaging over 20 years of bearing industry experience. We intend to retain and attract experienced professionals by leveraging our reputation as a premier provider of precision bearing solutions.

Our Growth Strategy

We intend to grow our business while continuing to focus on specialized markets for highly engineered bearing solutions. Key elements of our growth strategy include:

Continue to Develop Innovative Bearing Solutions. We intend to leverage our design and manufacturing expertise and our extensive customer relationships to continue to develop new products for markets where we believe there are substantial growth opportunities. We analyze new product opportunities carefully by taking into account projected market prices and volumes and expected manufacturing costs, only pursuing new product lines that we believe will achieve our gross margin targets. Recent examples of our new product and process innovation include lightweight aircraft structural components that integrate bearing products for the Airbus series of aircraft, corrosion resistant materials for aircraft bearings and patented new designs that improve the service performance of cam followers for the oil and gas, packaging and material handling industries. Our ability to develop new custom engineered products strengthens existing customer relationships and creates new business opportunities for us.

Expand Customer Base and Penetrate End Markets. We continually seek opportunities to penetrate new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities. For example, we have been expanding our sales to foreign aerospace manufacturers and foreign defense manufacturers that support the U.S. government. In addition, in the last three years we have added sales support in numerous new U.S. locations as well as Paris, France and Asia and have been able to increase aftermarket sales in these regions. We currently have sales offices in over 10 other U.S. cities as well as other international locations such as Germany, England and Switzerland. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities domestically and abroad, including current projects in semiconductor machinery, airframe controls and missile guidance systems. In addition, our OEM relationships, coupled with our design expertise, provide us with extensive cross-selling opportunities on platforms that we do not currently supply.

Increase Aftermarket Sales. Aftermarket sales accounted for approximately 55% of our net sales for fiscal 2006. Such sales included both sales to third party distributors and a portion of our sales to OEMs for replacement bearings. We intend to increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives. First, we will continue to seek opportunities to increase our sales to key existing distributors as well as expand our base of third party customers. Second, our new product and new end market initiatives are focused on high-growth platforms, such as 300 millimeter semiconductor manufacturing systems and the U.S. government’s Joint Strike Fighter program that we expect will be in service for long periods and therefore create significant demand for replacement parts. Additionally, we will seek opportunities to develop new products that can be used as replacement parts for existing platforms. For example, we have been approved recently to supply replacement bearings on the U.S. Navy’s fleet of Harrier aircraft. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and increase our profitability.

Pursue Selective Acquisitions. We believe that there will continue to be consolidation within the bearing industry that may present us with acquisition opportunities, particularly within the industrial and aerospace markets. This consolidation is being driven by an ongoing trend among OEMs to utilize fewer suppliers in order to simplify procurement, increase manufacturing efficiency and reduce costs; and, because we are one of the more well known and established suppliers of high quality specialty bearing products, it is a trend that has often worked in our favor. We regularly evaluate opportunities, some of which may be material, to acquire bearing and precision-engineered component manufacturers which have complementary products, customers or distribution channels, provide significant potential for margin enhancement and further expand the breadth of our product portfolio.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing products and applications. We classify our customers into two principal categories: diversified industrial and aerospace and defense. These principal end markets utilize a large number of both commercial and specialized bearing products. Although we provide a relatively small percentage of total bearing products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized bearing product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Item 8, Note 20.

•                  Diversified Industrial Market (56% of net sales for the fiscal year ended April 1, 2006)

We manufacture bearing products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, packaging and semiconductor machinery. Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another. Our products target existing market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest diversified industrial customers include Applied Materials, Caterpillar, Chicago Rawhide, Eaton, Hitachi Construction Machinery, Parker-Hannifin Corporation and various aftermarket distributors including Applied Industrial, Motion Industries and McMaster Carr. We believe that the diversification of our sales among the various markets of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of increasing demand for industrial machinery, the introduction of new products and the expansion of aftermarket sales.

•                  Aerospace and Defense Market (44% of net sales for the fiscal year ended April 1, 2006)

Aerospace Applications

We supply bearings for use in commercial and private aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are the primary supplier for many of our product lines. This includes military contractors for airplanes, helicopters and missile systems. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

Our largest aerospace customers include Airbus, Boeing, General Electric, Lockheed Martin, Raytheon, Rolls Royce, Pratt and Whitney and various aftermarket channels. We estimate that over 64% of commercial aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence and the refurbishment and maintenance of existing commercial aircraft.

Defense Applications

We manufacture bearing products used by the U.S. Department of Defense and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. We specialize in the manufacture of high precision ball and roller bearings, commercial ball bearings and metal-to-metal and self-lubricating plain bearings for the defense market. Our bearing products are manufactured to conform to U.S. military specifications and are typically custom designed during the original product design phase, which often makes us the sole or primary bearing supplier for the life of the product. In addition to products that meet military specifications, these customers often require precision products made of specialized materials to custom designs and specifications. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest defense customers include the U.S. Department of Defense and all branches of the U.S. military. Sales consist primarily of replacement bearings on programs for which we are the primary supplier. We believe that our current installed base of bearing products and our sophisticated engineering and manufacturing capabilities position us to benefit from growing replacement part demand caused by increased equipment utilization as well as the introduction of new weapons and transport systems. Appropriations for maintenance and repairs for product platforms serviced by us have generally remained relatively stable, even during periods where defense spending was in relative decline, such as the early to mid-1990s. With increased government spending on defense, demands for the repair and maintenance of the product platforms serviced by us have strengthened in the past year.

We have long-term supply agreements that serve to establish the scope of the supply arrangements with many of our larger customers. The primary purpose of these agreements is to allow the customer to secure favorable pricing and capacity while providing us with the opportunity to effectively plan production. The majority of these agreements are for three year terms, however longer terms are occasionally agreed upon. Typically, large OEM customers are in the three-year category while defense contractors and their programs are likely to involve longer terms. These agreements generally establish the price (typically including material escalation), the product being supplied, the term of the agreement, minimum quantities and general terms and conditions. However, shipments are based solely upon the purchase orders placed by the customer under the long-term supply agreement.

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our product segments:

Net Sales for the Fiscal Year Ended
Segment	April 3, 2004	April 2, 2005	April 1, 2006		Representative Applications
Plain Bearings	$77,578 (41.4%)	$93,250 (38.4%)	$115,091 (41.9%)	• • •	Aircraft engine controls and landing gear Helicopter rotors and missile launchers Mining and construction equipment
Roller Bearings	$63,106 (33.7%)	$92,281 (38.0%)	$96,466 (35.1%)	• • •	Aircraft hydraulics Military and commercial truck chassis Packaging machinery and gear pumps
Ball Bearings	$35,801 (19.1%)	$41,881 (17.2%)	$46,378 (16.9%)	• • •	Radar and night vision systems Airframe control and actuation Semiconductor equipment
Other	$10,846 (5.8%)	$15,604 (6.4%)	$16,574 (6.1%)	• •	Precision ground ball screws for robotic handling and missile guidance Collets for machine tools

Plain Bearings. Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 41.9% of our net sales in fiscal 2006.

Roller Bearings. Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world’s largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 35.1% of our net sales in fiscal 2006.

Ball Bearings. Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 16.9% of our net sales in fiscal 2006.

Other. Our other products consist primarily of precision linear precision products and machine tool collets. Linear products are precision ground ball bearing screws that offer repeatable positioning accuracy in defense, machine tools, robotic handling and semiconductor equipment. We also have several application development programs for linear precision products in progress in guided missile, unmanned aircraft, and “smart bomb” applications. Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine, that provide effective part holding and accurate part location during machining operations. Our other products accounted for 6.1% of our net sales in fiscal 2006.

Product Design and Development

We produce specialized bearings which are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers on a continual basis to develop bearing solutions. The product development cycle can follow many paths which are dependent on the end market or channel. The process normally takes between 3-6 years from concept to sale depending upon the application and the market. A common route that is used for major OEM projects begins when our design engineers meet with their customer counterparts at the machine design conceptualization stage and work with them through the conclusion of the product development.

Often, at the early stage, a bearing design concept is produced that addresses the expected demands of the application. Environmental demands are many but normally include load, stress, heat, thermal gradients, vibration, lubricant supply, corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing design must perform reliably for a period of time specified by the customer’s product objectives.

Once a bearing is designed, a mathematical simulation is created to replicate the expected application environment and thus allow optimization with respect to these design variables. Upon conclusion of the design and simulation phase, samples are produced and laboratory testing commences at one of our test laboratories. The purpose of this testing phase is not only to verify the design and the simulation model but also to allow further design improvement where needed. Finally, upon successful field testing by the customer, the product is ready for sale.

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the FAA which allows us to supply the product to the customer. We currently have in excess of 32,000 such approvals, which often gives us a significant competitive advantage, and in many of these instances we are the only approved supplier of a given bearing product.

Manufacturing and Operations

Our manufacturing strategies are focused on product reliability, quality and service. Custom and standard products are produced according to manufacturing schedules that ensure maximum availability of popular items for immediate sale while carefully considering the economies of lot production and special products. Capital programs and manufacturing methods development are focused on quality improvement and low production costs. A monthly review of product line production performance assures an environment of continuous attainment of profitability goals.

Capacity. Our plants currently run on a single shift, and light second and third shifts at selected locations, to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 4% of net sales should permit us to effectively meet demand levels for the foreseeable future. We also believe that we have the ability to increase capacity and move to full second or third shifts when required.

Inventory Management. Our increasing emphasis on the distributor/aftermarket sector has required us to maintain greater inventories of a broader range of products than the OEM market historically demanded. We operate an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels. In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume. Using this classification system, our primary goal is to maintain a sufficient supply of standard items while minimizing warehousing costs. In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements. This leads to more efficient utilization of manufacturing facilities and minimizes plant production changes while maintaining sufficient inventories to service customer needs.

Sales, Marketing and Distribution

Our marketing strategy is aimed at increasing sales within our two primary markets, targeting specific applications in which we can exploit our competitive strengths. To effect this strategy, we seek to expand into geographic areas not previously served by us and we continue to capitalize on new markets and industries for existing and new products. We employ a technically proficient sales force and utilize marketing managers, product managers, customer service representatives and product application engineers in our selling efforts.

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for “Just In Time” deliveries or “Kan Ban” systems. Our worldwide distributor network provides our customers with more than 1,500 points of sale for our products. We intend to continue to focus on building distributor sales volume.

The sale of our products is supported by a well-trained and experienced customer service organization. This organization provides customers with instant access to key information regarding their bearing purchase and delivery requirements. We also provide customers with updated information through our web site, and we have developed on-line integration with specific customers, enabling more efficient ordering and timely order fulfillment for those customers.

We store product inventory in four company-owned and operated warehouses located on the East and West coasts of the U.S., and in France and Switzerland. The inventory is located in these warehouses based on thorough analysis of customer demand to provide superior service and product availability to our customers.

Competition

Our principal competitors include Kaydon Corporation, New Hampshire Ball Bearings and McGill Manufacturing Company, Inc., although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

Product Qualifications. Many of the products we produce are qualified for the application by the OEM, the U.S. Department of Defense, the FAA or a combination of these agencies. These credentials have been achieved for thousands of distinct items after years of design, testing and improvement. In many cases patent protection presides, in all cases there is strong brand identity and in numerous cases we have the exclusive product for the application.

Product Line Breadth. Our products encompass an extraordinarily broad range of designs which often create a critical mass of complementary bearings and components for our markets. This position allows many of our industrial and aircraft customers the ability for a single manufacturer to provide the engineering service and product breadth needed to achieve a series of OEM design objectives or aftermarket requirements. This ability enhances our value to the OEM considerably while strengthening our overall market position.

Service. Product design, performance, reliability, availability, quality, technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operating of their machinery. We maintain inventory levels of our most popular items for immediate sale and service well over 15,000 voice and electronic contacts per month. Our customers have high expectations regarding product availability, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

Price. We believe our products are priced competitively in the markets we serve. We continually evaluate our manufacturing and other operations to maximize efficiencies in order to reduce costs, eliminate unprofitable products from our portfolio and maximize our profit margins. While we compete with larger bearing manufacturers who direct the majority of their business activities, investments and expertise toward the automotive industries, our sales in this industry are only a small percentage of our business. We invest considerable effort to develop our price to value algorithms and we price to market levels where required by competitive pressures.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw material is steel. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which during the past two years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. To date, we have generally managed to pass through these raw material price increases to our customers by assessing steel surcharges on, or price increases of, our bearing products. However, we have from time to time experienced a time lag of up to 12 weeks or more in our ability to pass through steel surcharges to our customers which has negatively impacted our gross margins. We will continue to pass on raw material price increases as competitive conditions allow.

Because of extraordinarily high demand for certain grades of steel, suppliers have in some instances allocated certain types of steel in limited quantities to customers. However, to date, we have never experienced a work stoppage due to a supply shortage. We believe that our sources for raw materials, including steel, are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials and that in most cases readily available alternative materials can be used for most of our raw materials. However, we cannot provide any assurances of the availability or the prices thereof. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or results of operations.

We have not been significantly impacted by recent increases in energy prices because energy costs, the most significant component of which is natural gas used in heat treating operations, represent less than 4% of our overall costs.

Backlog

As of April 1, 2006, we had an order backlog of $160.8 million, as compared to a backlog of $134.8 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers’ orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had approximately 1,213 hourly employees and 532 salaried employees as of April 1, 2006, of whom 261 were employed in our European and Mexican operations. As of April 1, 2006, approximately 891 of our hourly employees, or 74%, were non-unionized. We believe that our employee relations are satisfactory.

We are subject to several collective bargaining agreements covering unionized workers, as follows:

•                  collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our West Trenton, New Jersey, Fairfield, Connecticut and Bremen, Indiana plants. These agreements expire on June 30, 2007, January 31, 2008 and October 31, 2009, respectively; and

•                  a collective bargaining agreement with the United Steelworkers covering substantially all the hourly employees at our Glasgow, Kentucky plant. This agreement expires on June 13, 2008.

On February 15, 2006, our RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with our decision to close operations at our Kulpsville, Pennsylvania facility. In connection with the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production conducted at the Nice facility has been moved to other RBC locations, and we anticipate no material impact on production or our ability to service our customers.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have approximately 17 U.S. patents and patent applications and a few foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We believe our trade-secrets, know-how, innovations and product approvals are significantly more important to the success of our business and ability to maintain our competitive position than our patents. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have approximately 78 U.S. trademark registrations and applications and a significant number of foreign trademark registrations. We do not believe, however, that any individual item of intellectual property is material to our business. See “Risk Factors.”

Regulation

Product Approvals. Essential to servicing the aerospace market is the ability to obtain product approvals. We have in excess of 32,000 product approvals in the form of OEM approvals or Parts Manufacturer Approvals (PMA) from the FAA. We have received over 2,400 PMA approvals to date and have approximately 633 active PMA applications in process. These approvals enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. The costs of obtaining required product approvals are not directly tracked, but are included in our manufacturing overhead and SG&A costs. We do not directly pass these costs on to our customers, but they are reflected indirectly in our overall product pricing.

We are subject to various other federal laws, regulations and standards. Although we are not presently aware of any pending legal or regulatory changes that may have a material impact on us, new laws, regulations or standards or changes to existing laws, regulations or standards could subject us to significant additional costs of compliance or liabilities, and could result in material reductions to our results of operations, cash flow or revenues.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental controls in fiscal 2007.

Investigation and remediation of contamination is ongoing at some of our sites. In particular, state agencies have been overseeing groundwater monitoring activities at our facilities in Hartsville, South Carolina and Fairfield, Connecticut. At Hartsville, we are monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit us to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of our Fairfield, Connecticut facility in 1996, we agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. We submitted data to the state that we believe demonstrates that no further remedial action is necessary although the state may require additional clean-up or monitoring. Although there can be no assurance, we do not expect any of those to be material.

We received notice in 2003 from the U.S. Environmental Protection Agency (EPA) that we had been named a potentially responsible de minimis party for past disposal of hazardous substances at the Operating Industries, Inc.’s landfill in Monterey, California. Any such disposal would have been conducted prior to our ownership, and we notified the former owners of a potential claim for indemnification pursuant to the terms of our asset purchase agreements. We are currently negotiating a de minimis settlement with the U.S. EPA and expect that any settlement, even if we are unsuccessful in obtaining indemnification, will not be material to our results of operations or to our business.

Available Information

We file our annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website ( http://www.rbcbearings.com ) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. A copy of the above filings will also be provided free of charge upon written request to us.

ITEM 1A. RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; future growth rates in the markets we serve; increases in foreign sales; supply and cost of raw materials, any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in Item 1A of this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

We are not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should carefully consider these risks before investing in shares of our common stock.

Risk Factors Related to Our Company

The bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow.

The global bearing industry is highly competitive, and we compete with many U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens than us. We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors are larger than us or subsidiaries of larger entities and may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearing industry we may not be able to increase prices for our products to cover increases in our costs, or we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could result in a material reduction in our revenues and profitability.

The loss of a major customer could result in a material reduction in our revenues and profitability.

Our top ten customers generated 32% of our net sales during fiscal 2005 and fiscal 2006. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers’ purchases from us could result in a material reduction in our revenues and profitability.

In addition, the consolidation and combination of defense or other manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has significantly reduced the overall number of defense contractors in the industry. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship with the acquiring company or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidation may have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues and profitability.

Weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability.

The commercial aerospace, mining and construction equipment and other diversified industrial industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions and business confidence levels. Downward economic cycles have affected our customers and reduced sales of our products resulting in reductions in our revenues and net earnings. Any future material weakness in demand in any of these industries could materially reduce our revenues and profitability.

In addition, many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. For example, the severe downturn in 2001 in the aerospace industry resulted in deferrals or cancellations in aircraft orders, which reduced the volume and price of orders placed for products used to manufacture commercial aircraft, including our bearings and other individual parts and components we manufacture. Previous industry downturns have negatively affected, and future industry downturns may negatively affect, our net sales, gross margin and net income.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2006, 6.6% of our net sales were made directly, and we estimate that approximately an additional 10.2% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-

defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flow from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flow could be reduced.

Fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability.

Our business is dependent on the availability and costs of energy resources and raw materials, particularly steel, generally in the form of stainless and chrome steel, which are commodity steel products. Raw materials and purchased components represented approximately 30% of our overall costs for fiscal 2005 and fiscal 2006, the majority of which consisted of steel and related products. The availability and prices of raw materials and energy sources may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Disruptions in the supply of raw materials and energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect our net sales and profitability.

For example, we purchase steel at market prices, which during the past two years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. As a result, we are currently being assessed surcharges on certain of our purchases of steel, and under certain circumstances, we have experienced difficulty in identifying steel for purchase. If we are unable to purchase steel for our operations for a significant period of time, our operations would be disrupted, which could reduce or delay sales of our products, and, in turn, could result in a material reduction in our revenues, cash flow from operations and profitability. In addition, we may be unable to pass on the increased costs of raw materials to our customers, which could materially reduce our cash flow from operations and profitability.

We seek to pass through a significant portion of our additional costs to our customers through steel surcharges or price increases. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 12 weeks or more between the time a cost increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result our gross margin percentage may decline, and we may not be able to implement other price increases for our products. We cannot provide assurances that we will be able to continue to pass these additional costs on to our customers at all or on a timely basis or that our customers will not seek alternative sources of supply if there are significant or prolonged increases in the price of steel or other raw materials or energy resources.

We may not be able to address technological advances or maintain customer relationships which are necessary to remain competitive within our businesses.

We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility and customer service. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We must remain committed to product research and development, advanced manufacturing techniques and service to remain competitive. We may not be able to address technological advances in metallurgy or in materials science or introduce new products that may be necessary to remain competitive within our businesses, or our competitors may develop products superior to our products. Furthermore, we may be unable to adequately protect any of our own technological developments to produce a sustainable competitive advantage.

Our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability.

Essential to servicing the aerospace market is the ability to obtain product approvals. We have in excess of 32,000 product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the Federal Aviation Administration, or FAA, to designated OEMs who are Production Approval Holders of FAA approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Regulations enacted by the FAA provide for an independent process (the Parts Manufacturer Approval, or PMA, process), which enables suppliers who currently sell their products to the Production Approval Holders, to sell products to the aftermarket. We have received over 2,400 PMA application approvals to date. Our foreign sales may be subject to similar approvals. Although we have not lost any material product approvals in the past, we cannot assure you that we will not lose approvals for our products in the future. The loss of product approvals could result in lost sales and materially reduce our revenues and profitability.

Under certain circumstances, the U.S. government has the right to debar or suspend us from acting as a U.S. government contractor or subcontractor, and if we are suspended or debarred from acting as a government supplier for any reason, such an action would materially reduce our revenues and profitability.

In connection with our performance of government contracts, the federal government audits and reviews our performance, pricing practices and compliance with applicable laws, regulations and standards. It is possible that as a result of these audits, our revenues, cash flow or results of operations could be materially reduced as a result of lost sales or penalties. For example, the government could disallow certain costs that it originally reimbursed, and we may be required to refund cash already collected. It is also possible that a government audit, review or investigation could uncover improper or illegal activities that would subject us to civil, criminal and/or administrative sanctions, including, but not limited to, termination of contracts, reimbursement of payments received, fines, forfeiture of profits and suspension or debarment from doing business with federal government agencies. If any allegations of impropriety were made against us, whether or not true, our reputation could be adversely affected. If we were suspended or debarred from contracting with the federal government, or any specific agency, if our reputation was impaired or if the government ceased or significantly decreased the amount of business it does with us, our revenues and cash flow could be reduced. As a government contractor, we are also subject to various federal laws, regulations and standards. New laws, regulations or standards or changes to existing laws, regulations or standards could subject us to additional costs of compliance or liabilities and could result in material reductions to our results of operations, cash flow or revenues.

We have outstanding debt, and may incur additional debt in the future for acquisitions or other purposes, which could materially impact our business.

As of April 1, 2006, we had total indebtedness of $165.7 million. To service our debt, we will require a significant amount of cash. On April 18, 2006, we repaid approximately $67.0 million on our Senior Credit Facility from equity sales proceeds and free cash flow. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control.

We may incur additional indebtedness in the future for acquisitions and other purposes, and the significant debt servicing costs associated with that indebtedness could have significant effects on our operations, including:

•                  limit our ability to obtain additional financing to operate our business;

•                  require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and other general operational requirements;

•                  limit our flexibility to plan for and react to changes in our business or industry;

•                  place us at a competitive disadvantage relative to some of our competitors that have less debt than us; and

•                  increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could materially impact our business, financial condition, results of operations and ability to grow our business.

Restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions.

The Senior Credit Facility and our Swiss franc 14.0 million Swiss credit facility (approximately $3.8 million outstanding as of April 1, 2006), or Swiss Credit Facility, contain a number of restrictive covenants that limit our ability, among other things, to:

•                  incur additional indebtedness and issue preferred stock and guarantee indebtedness;

•                  create liens on our assets;

•                  pay dividends or make other equity distributions;

•                  purchase or redeem capital stock;

•                  create restrictions on payments of dividends or other amounts to us by our restricted subsidiaries;

•                  make investments;

•                  merge, consolidate or sell assets;

•                  engage in activities unrelated to our current business;

•                  engage in transactions with our affiliates; and

•                  sell or issue capital stock of certain subsidiaries.

In addition, the Senior Credit Facility contains other financial covenants requiring us to maintain a minimum fixed charge coverage ratio and maximum senior leverage ratios and to satisfy certain other financial conditions. Our Senior Credit Facility prohibits us from incurring capital expenditures of more than $15 million per year. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities.

As of April 1, 2006, we had no outstanding borrowings and letters of credit of $20.6 million under our $55.0 million Revolving Credit Facility. Under the Revolving Credit Facility, we had borrowing availability of $34.4 million as of April 1, 2006. Under the revolving credit facility under our Swiss Credit Facility, or Swiss Revolver, we had borrowing availability of approximately $3.1 million (4.0 million SFr) as of April 1, 2006.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of April 1, 2006, approximately 26% of our hourly employees in the U.S. and abroad were represented by labor unions. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have four collective bargaining agreements, one agreement covering approximately 54 employees will expire in June 2007, one agreement covering approximately 38 employees will expire in October 2009, one agreement covering approximately 73 employees will expire in January 2008 and one agreement covering approximately 114 employees will expire in June 2008. In February 2006 we entered into a shutdown agreement which effectively terminated one collective bargaining agreement covering approximately 43 employees. We expect that the facility will be shutdown in the first quarter of fiscal 2007. We expect that such shutdown will not be material to our operations or financial results.

Negotiations for the extension of these agreements may result in modifications to the terms of these agreements, and these modifications could cause us to incur increased costs relating to our labor force.

In addition, work stoppages at one or more of our customers or suppliers, including suppliers of transportation services, many of which have large unionized workforces, for labor or other reasons could also cause disruptions to our business that we cannot control, and these disruptions may materially reduce our revenues and profitability.

Our business is capital intensive and may consume cash in excess of cash flow from our operations.

Our ability to remain competitive, sustain our growth and expand our operations largely depends on our cash flow from operations and our access to capital. We intend to fund our cash needs through operating cash flow and borrowings under our Senior Credit Facility. We may require additional equity or debt financing to fund our growth and debt repayment obligations. In addition, we may need additional capital to fund future acquisitions. Our business may not generate sufficient cash flow, and we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

Unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes. Interruptions in production capabilities will inevitably increase our production costs and reduce sales and earnings for the affected period.

Certain of our facilities are operating at a single shift with light second and third shifts, and additional demand may require additional shifts and/or capital investments at these facilities. We cannot assure you that we will be able to add additional shifts as needed in a timely way and production constraints may result in lost sales. In certain markets we refrain from making additional capital investments to expand capacity where we believe market expansion in a particular end market is not sustainable or otherwise does not justify the expansion or capital investment. Our assumptions and forecasts regarding market conditions in these end markets may be erroneous and may result in lost earnings, potential sales going to competitors and inhibit our growth.

The occurrence of extraordinary events, such as a major terrorist attack in the U.S., may adversely affect our business, resulting in a decrease in our revenues.

Future terrorist attacks cannot be predicted, and their occurrence can be expected to negatively affect the economy of the U.S. and other countries in which we do business. Such attacks may have a material impact on the markets in which we operate, particularly commercial aerospace, as increased terrorist activity around the world is likely to cause a reduction in air travel. For example, in the period following September 11, 2001, aircraft orders declined significantly and materially reduced our sales to the aerospace market. Similar effects are likely to result if there is a significant increase in terrorist activity around the world, particularly if commercial airliners are again involved in one or more major terrorist incidents. Other kinds of significant terror incidents may also impair our ability to conduct our manufacturing and other business activities for extended periods depending on the nature and severity of the event.

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy.

The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, cash flow and growth.

The costs and difficulties of integrating acquired businesses could impede our future growth.

We cannot assure you that any future acquisition will enhance our financial performance. Our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions.

Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize all of the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the expected time frame.

We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.

Our business is managed by a small number of key executive officers, including Dr. Michael J. Hartnett. Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels. Dr. Hartnett is the only member of our senior management team with a long-term employment contract. The remainder of our key executives are at-will employees.

We compete with other potential employers for employees, and we may not be successful in hiring and retaining executives and other skilled employees that we need. Our ability to successfully execute our business strategy, market and develop our products and serve our customers could be adversely affected by a shortage of available skilled employees or executives.

Our international operations are subject to risks inherent in such activities.

We have established operations in certain countries outside the U.S., including Mexico, France and Switzerland. Of our 18 facilities, 4 are located outside the U.S., including 2 manufacturing facilities.

Approximately 20% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2006. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. We are not aware of any proposed material regulatory changes, but our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations, however, as the size of our international operations has continued to grow, we expect these risks to become increasingly important to our business operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we monitor exchange rates, we currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Exchange Rates.”

Our pension plans are underfunded, and we may be required to make significant future contributions to the plans.

As of April 1, 2006, we maintained noncontributory defined benefit pension plans covering substantially all of our union employees in our Heim division plant in Fairfield, Connecticut, our Nice subsidiary plant in Kulpsville, Pennsylvania, our Bremen subsidiary plant in Plymouth, Indiana and our Tyson subsidiary plant in Glasgow, Kentucky. As of April 1, 2006, our plans were underfunded by $3.8 million, which is the amount by which the accumulated benefit obligations exceed the sum of the fair market value of plans’ assets. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plans as performed by the plans’ actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plans may increase unreasonably if the plans continue to operate, if we are unable to satisfy the minimum funding requirement for the plans or if the plans become unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plans and take control of their assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plans and plan liabilities, see Note 13 to our consolidated financial statements for the fiscal year ended April 1, 2006.

We may incur material losses for product liability and recall related claims.

We are subject to a risk of product and recall related liability in the event that the failure of any of our products results in personal injury or death, property damage or does not conform to our customers’ specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, trains, automobiles, heavy trucks and farm equipment, many of which are subject to government ordered as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. Although we have not had any material product liability or recall related claims made against us, and we currently maintain product liability insurance coverage for product liability, although not for recall related claims, we cannot assure you that product liability or recall related claims, if made, would not exceed our insurance coverage limits or would be covered by insurance which, in turn, may result in material losses related to these claims, increased future insurance costs and a corresponding reduction in our cash flow and net income.

Environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect.

We are subject to various federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. These laws and regulations could subject us to material costs and liabilities, including compliance costs, civil and criminal fines imposed for failure to comply with these laws and regulations and litigation costs. We also may be liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or similar state laws, for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Compliance with these laws and regulations may prove to be more limiting and costly than we anticipate. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could cause a material increase in our environmental related compliance costs and a corresponding reduction in our cash flow and net income. Investigation and remediation of contamination at some of our sites is ongoing. Actual costs to clean-up these sites may exceed our current estimates. Although we have indemnities for certain pre-closing environmental liabilities from the prior owners in connection with our acquisition of several of our facilities, we cannot assure you that the indemnities will be adequate to cover known or newly discovered pre-closing liabilities.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We have numerous U.S. and foreign patents, U.S. trademark registrations and U.S. copyright registrations. Our issued patents are expected to expire by their own terms at various dates and most such patents will not expire for at least 5 years. We also have U.S. trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought by us or against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party’s rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income. See “Business—Intellectual Property.”

Cancellation of orders in our backlog of orders could negatively impact our revenues.

As of April 1, 2006, we had an order backlog of $160.8 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are in the process of instituting changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which require management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting by March 31, 2007. Implementing these changes may take a significant amount of time and may require specific compliance training of our directors, officers and other personnel. To date we have not detected any material weakness or significant deficiencies in our internal controls over financial reporting. However, we are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We cannot assure you that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective.

We face new challenges and increased costs as a public company.

Prior to our initial public offering in August 2005, our management team had historically operated our business as a privately held company. We expect that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require significant legal, accounting and other additional expenditures, as well as stock exchange listing requirements, which will place additional demands on our management and may require the hiring of additional personnel. These obligations and related expenses have increased our operating expenses since our initial public offering and will continue to do so and could divert our management’s attention from our operations. These new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot accurately predict the amount of additional costs we may incur or the timing of such costs. For the fiscal year ended April 1, 2006, we estimate that we have incurred approximately $0.9 million of additional costs in connection with our operation as a public company. We can provide no assurance that such costs may not increase significantly in the future, particularly in connection with the work required for our accountants to certify the adequacy of our internal controls over financial reporting.

Risk Factors Related to our Common Stock

Provisions in our charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•                  a classified board of directors;

•                  advance notice requirements for stockholder proposals and nominations;

•                  the inability of stockholders to act by written consent or to call special meetings; and

•                  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

The affirmative vote of the holders of at least 66 2/3% of our shares entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, many of our bylaw provisions may only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of our shares entitled to vote.

Our certificate of incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of the holders of our common stock, including purchasers in this offering. Holders of the common stock will not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of RBC Bearings Incorporated. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. All of our directors, executive officers and the selling stockholders have executed 90-day lock-up agreements for their shares prior to the completion of the offering on April 18, 2006. Our other stockholders, including employee holders of warrants, options and restricted stock, will not be executing lock-up agreements. The shares will be eligible for sale pursuant to Rule 144 or otherwise subject to the expiration of the lock-up agreements for those persons who are executing such agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing our plain bearing products, both Teflon® lined and metal-to-metal, and commercial ball bearings.

In addition, we own facilities in Hartsville, South Carolina; Fairfield, Connecticut; Kulpsville, Pennsylvania; Rancho Dominguez, California; Santa Ana, California; Walterboro, South Carolina; Bremen, Indiana; and Scionzier Cedex, France, as well as a small parcel of real property in Oxford, Connecticut which may be used for expansion of our manufacturing operations at that location. We are currently marketing our Kulpsville, Pennsylvania facility for sale or lease. We also have leases in effect with respect to facilities in the following locations until the following dates: West Trenton, New Jersey, February 10, 2009; Oxford, Connecticut, September 30, 2014; Torrington, Connecticut, December 22, 2006; Plymouth, Indiana, May 15, 2022; Glasgow, Kentucky, June 30, 2010; Delemont, Switzerland, December 31, 2009; Reynosa, Tamaulipas, Mexico, June 13, 2013 plus an expansion lease that is expected to commence its five year term on July 15, 2006; Oklahoma City, Oklahoma, December 31, 2008; Les Ulis Cedex, France, July 1, 2010; Chatsworth, California, November 11, 2006; Irwindale, California,

August 31, 2010; Bishopville, South Carolina, January 31, 2016; Horsham, Pennsylvania, April 14, 2008; and Hoffman Estates, Illinois, March 31, 2009.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand. Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our Senior Credit Facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended April 1, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	High	Low
Fiscal year ended April 1, 2006
Second Quarter (beginning on August 10, 2005)	$17.68	$14.60
Third Quarter	18.27	14.20
Fourth Quarter	22.24	16.25

The last reported sale price of our common stock on the Nasdaq National Market on June 8, 2006 was $22.14 per share. As of June 8, 2006, there were 5 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, covenants in our credit facilities restrict our ability to pay dividends. Any future declaration of dividends will be determined by our board of directors, based upon our earnings, capital requirements, financial condition, debt covenants, tax consequences and other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, the Company did not issue any common stock that was not registered under the Securities Act nor did it repurchase any common stock.

Equity Compensation Plans

The section under the heading entitled “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Use of Proceeds from Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-132480), as amended, together with our Registration Statement on Form S-1 MEF (Reg. No. 333-133219), filed April 11, 2006, became effective April 11, 2006, and the offering commenced the same day. The offering terminated subsequent to the sale of 7,817,000 shares of common stock, excluding shares sold in connection with the exercise of the underwriters’ overallotment option.  Merrill Lynch & Co., KeyBanc Capital Markets and Robert W. Baird & Co. acted as underwriters for the offering.

We registered 7,817,000 shares of common stock at $0.01 par value per share, plus 1,172,550 additional shares to cover the underwriters’ overallotment option. 1,821,471 shares were registered for our account, plus an additional 1,172,550 in connection with exercise of the overallotment option. The aggregate public offering price of the 2,994,021 shares sold by us was $20.50 per share resulting in gross proceeds before expenses and underwriting commissions and discounts of approximately $61.4 million. The selling stockholders sold 5,995,529 shares of common stock, resulting in aggregate gross proceeds to the selling stockholders of approximately $122.9 million before expenses and underwriting commissions and discounts.

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows (excluding fees associated with the refinancing of our senior credit facility):

Underwriting discounts and commissions	$3.1 million
Other estimated expenses	1.3 million
Total estimated expenses	$4.4 million

None of such payments were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10 percent or more of any class of equity securities of the issuer or any of its affiliates or direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above totals approximately $57.0 million.

The proceeds of the offering (excluding payments for commissions, fees and expenses described above) were used to prepay outstanding balances under the Term Loan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 30, 2002, March 29, 2003, April 3, 2004, April 2, 2005 and April 1, 2006 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	Fiscal Year Ended
	March 30, 2002	March 29, 2003	April 3, 2004	April 2, 2005	April 1, 2006(6)
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$168,331	$172,860	$187,331	$243,016	$274,509
Cost of sales	114,575	124,086	135,433	174,602	191,561
Gross margin	53,756	48,774	51,898	68,414	82,948
Selling, general and administrative(2)	25,641	26,647	28,107	32,749	41,945
Other, net	937	1,424	1,662	3,526	2,424
Operating income	27,178	20,703	22,129	32,139	38,579
Interest expense, net	23,440	21,023	20,380	19,669	15,735
Loss (gain) on early extinguishment of debt(3)	—	(780)	—	6,950	3,771
Other non-operating expense (income)	17	298	16	(355)	—
Income before income taxes	3,721	162	1,733	5,875	19,073
Provision for (benefit from) income taxes	2,052	113	1,070	(1,385)	6,634
Net income	1,669	49	663	7,260	12,439

Preferred stock dividends	—	(1,313)	(2,144)	(2,280)	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	(1,142)	(630)
Net income (loss) available to common stockholders	$1,669	$(1,264)	$(1,481)	$3,838	$10,916
Net income (loss) per common share:(4)
Basic	$0.27	$(0.20)	$(0.24)	$0.62	$0.84
Diluted	$0.19	$(0.20)	$(0.24)	$0.35	$0.76
Weighted average common shares:(4)
Basic	6,188,903	6,188,903	6,188,903	6,202,615	12,931,185
Diluted	8,891,645	6,188,903	6,188,903	10,854,584	14,452,264
Other Financial Data:
EBITDA(5)	$36,266	$29,224	$31,295	$41,279	$47,910
Capital expenditures	5,941	6,522	4,951	9,526	$10,341

	As of
	March 30, 2002	March 29, 2003	April 3, 2004	April 2, 2005	April 1, 2006
	(in thousands)
Balance Sheet Data:
Cash	$7,185	$3,553	$3,250	$2,635	$16,126
Working capital	70,957	89,411	105,550	120,656	146,612
Total assets	219,376	232,356	234,746	250,169	275,923
Total debt	226,713	210,933	215,224	220,079	165,747
Total stockholders’ equity (deficit)	(37,567)	(17,649)	(16,285)	(7,759)	73,340

(1)                                  Net sales were $168.3 million in fiscal 2002 compared to $176.4 million in fiscal 2001, a decrease of $8.1 million, or 4.6%. Net sales related to the RBC Oklahoma acquisition, which was effective on August 20, 2001, were $3.7 million in fiscal 2002. Net sales, excluding the RBC Oklahoma acquisition, decreased $11.8 million or 6.7% from fiscal 2001, primarily due to softness in the OEM heavy truck market, the industrial aftermarkets and the aerospace market after September 11, 2001.

Net sales were $172.9 million in fiscal 2003 compared to $168.3 million in fiscal 2002, an increase of $4.6 million, or 2.7%. Net sales in the compared periods included net sales totaling $2.1 million in fiscal 2003 for RBC France, which was acquired in December 2002, and $5.2 million in fiscal 2003 and $3.7 million in fiscal 2002 generated by RBC Oklahoma, which was acquired effective August 2001. Excluding RBC France and RBC Oklahoma’s sales, our net sales increased $1.0 million or 0.6% from period to period.

Net sales were $243.0 million in fiscal 2005 compared to $187.3 million in fiscal 2004, an increase of $55.7 million. Net sales in the compared periods included net sales of $19.3 million in fiscal 2005 and $6.1 million in fiscal 2004 for RBC-API, which was acquired in December 2003.

Net sales were $274.5 million in fiscal 2006 compared to $243.0 million in fiscal 2005, an increase of $31.5 million. Net sales in the compared periods included net sales of $1.7 million in fiscal 2006 for SWP, which was acquired in September 2005.

(2)                                  Selling, general and administrative expense for the fiscal year ended April 1, 2006 included non-recurring compensation expense of $5.2 million as well as $0.4 million of stock compensation. See “Related Party Transactions.”

(3)                                  Loss on early extinguishment of debt of $7.0 million in fiscal 2005 included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million of accrued interest for the 30-day call period related to the early extinguishment of $110.0 million of 9 5/8% senior subordinated notes in July 2004.

Loss on early extinguishment of debt of $3.8 million in fiscal 2006 included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the retirement of all of our 13% discount debentures in September 2005, $0.5 million of prepayment fees related to the repayment of all of the outstanding balance under our second lien term loan in

August 2005 and $0.4 million in interest expense for the 30-day call period related to the early extinguishment of our 13% discount debentures.

(4)                                  Amounts shown for periods prior to August 15, 2005 include shares of both Class A common stock and Class B common stock, all of which were reclassified into common stock on a one-for-one basis in connection with our initial public offering as of such date.

(5)                                  EBITDA consists of net income (loss), plus interest expense, net, loss (gain) on early extinguishment of debt, provision for (benefit from) income taxes and depreciation and amortization. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States, or GAAP, and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense, loss (gain) on early extinguishment of debt and the provision for (benefit from) income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We use a significant amount of capital assets and depreciation and amortization expense is a necessary element of our costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. We also have a significant amount of debt and interest expense is a necessary element of our costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for (benefit from) income taxes is a necessary element of the our costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, our definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP.

We use EBITDA as a supplementary non-GAAP operating performance measure to assist with our overall evaluation of our and our subsidiaries’ operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, we use EBITDA as an operating performance measure in financial presentations to our board of directors, stockholders, the banks participating in our credit facility and rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of our performance. We are also active in mergers, acquisitions and divestitures and use EBITDA as an additional operating performance measure to assess our, our subsidiaries’ and potential acquisition target enterprise value and to assist in the overall evaluation of our, our subsidiaries’ and potential acquisition target performance on an internal basis and relative to peer group companies. We use EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of potential valuation and relative performance and therefore do not place undue reliance on EBITDA as our only measure of operating performance. We believe EBITDA is useful for our management and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. We believe that EBITDA is specifically relevant to us, due to the different degrees of leverage among our competitors. We have included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures for a complete evaluation of our operating performance. The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA.

	Fiscal Year Ended
	March 30, 2002	March 29, 2003	April 3, 2004	April 2, 2005	April 1, 2006
	(in thousands)
Net income	$1,669	$49	$663	$7,260	$12,439
Add:
Provision for (benefit from) income taxes	2,052	113	1,070	(1,385)	6,634
Interest expense, net	23,440	21,023	20,380	19,669	15,735
Loss (gain) on early extinguishment of debt	—	(780)	—	6,950	3,771
Depreciation and amortization	9,105	8,819	9,182	8,785	9,331
EBITDA	$36,266	$29,224	$31,295	$41,279	$47,910

(6)                                  Amounts for the fiscal year ended April 1, 2006 reflect the consummation of our initial public offering in August 2005, which included: (1) the sale by us of 7,034,516 shares at the offering price of $14.50 per share, (2) the repayment of all of our $38.6 million in aggregate principal amount of 13% senior subordinated discount debentures due 2009, (3) the repayment of all outstanding indebtedness under our $45.0 million second lien term loan, (4) the addition of $40.0 million to our Term Loan and (5) the redemption of all of our then outstanding Class C and Class D preferred stock for an aggregate redemption price of $38.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2005 and fiscal 2006 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 15 manufacturing facilities in three countries.

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole. Purchasers of bearings include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and general market conditions could negatively impact our operating results. We have endeavored to mitigate the cyclicality of our product markets by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

During fiscal 2005 and fiscal 2006, the world economy continued to emerge from the slowdown experienced from 2000 to 2003, and we experienced favorable conditions across our two major markets: diversified industrial and aerospace and defense. In particular the economy of our diversified industrial market has been driven by strong requirements in non-residential construction, mining and the oil and gas sectors. These conditions have resulted in robust demand for bearings for both OEM and replacement markets. In the aerospace market a very strong recovery began, and we believe it is at its early to mid-stages. Expansion of the commercial aircraft sector, in response to increased passenger demand and the need of the carriers to upgrade the worldwide fleet, drove increased build schedules at Boeing and Airbus. In addition, demand for corporate aircraft remained strong in fiscal 2005 and fiscal 2006. The defense sector continued to replace and develop its weapons and cargo platforms. This sector demonstrated increased requirements for replacement bearings for combat systems strained by extensive use in harsh environments over the past four years. For the fiscal year ended April 1, 2006, approximately 20% of our revenues were derived from sales directly or indirectly outside the U.S. We expect this component of our business to increase in response to our emphasis on continued penetration of foreign markets, particularly those in aerospace and defense.

Approximately 30% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past two years, steel prices have increased to historically high levels, responding to unprecedented levels of world demand. To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 12 weeks or more.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 13 acquisitions which have significantly broadened our end markets, products, customer base and geographic reach.

Sources of Revenue

Revenue is generated primarily from sales of bearings to the diversified industrial market and the aerospace and defense markets. Sales are often made pursuant to sole-source relationships, long-term agreements and purchase orders with our clients. We recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment. In certain instances, however, we recognize revenues under the contract method of accounting.

Sales to the diversified industrial market accounted for 56% of our net sales for the fiscal year ended April 1, 2006. Sales to the aerospace and defense markets accounted for 44% of our net sales for the same period. We anticipate that sales to the aerospace and defense markets will increase as a percentage of our net sales.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 55% of our net sales for fiscal 2006. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this segment. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 20% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2006, compared to 21% for fiscal 2005. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. In fiscal 2005 and fiscal 2006, our top ten customers, four of which were OEMs and the remaining six were distributors, generated 32% of our net sales. Out of the 32% of net sales generated by our top ten customers during the fiscal year ended April 1, 2006, 20% of net sales was generated by our top four customers. No single customer was responsible for generating more than 7% of our net sales for the same period.

Cost of Revenues

Cost of sales includes employee compensation and benefits, materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

During fiscal 2005 and fiscal 2006, our gross margin was impacted by rising raw material prices, in particular, steel and related products. In response, we have, to date, managed to pass on the majority of these price increases of raw materials to our customers through steel surcharges assessed on, or price increases of, our bearing products. However, we have from time to time experienced a time lag of up to 12 weeks or more in our ability to pass through steel surcharges to our customers, which has negatively impacted our gross margin. We will continue to pass on raw material price increases as competitive conditions allow.

We have not been significantly impacted by recent increases in energy prices because energy costs, the most significant component of which is natural gas used in heat treating operations, represent less than 4% of our overall costs.

We monitor gross margin performance through a process of monthly operation management reviews. We will develop new products to target certain markets allied to our strategies by first understanding volume levels and product pricing and then constructing manufacturing strategies to achieve defined margin objectives. We only pursue product lines where we believe that the developed manufacturing process will yield the targeted margins. Management monitors gross margins of all product lines on a monthly basis to determine which manufacturing processes or prices should be adjusted.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, facility costs and information technology. We expect SG&A expenses will increase in absolute terms as we increase our sales efforts and incur increased costs related to the anticipated growth of our business and the additional costs associated with operating as a public company.

Other Expenses

On February 15, 2006, our RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with our decision to close operations at our Kulpsville, Pennsylvania facility. In connection with the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production conducted at the Nice facility has been moved to other

RBC locations, and we anticipate no material impact on production or our ability to service our customers. Shutdown costs included $0.6 million of severance and $0.4 million for fixed asset impairments which were recorded in fiscal 2006.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	April 3, 2004	April 2, 2005	April 1, 2006
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	27.7	28.2	30.2
Selling, general and administrative	15.0	13.5	15.3
Other, net	0.9	1.5	0.9
Operating income	11.8	13.2	14.0
Interest expense, net	10.9	8.1	5.7
Loss on early extinguishment of debt	—	2.9	1.4
Other non-operating expense (income)	0.0	(0.2)	0.0
Income before income taxes	0.9	2.4	6.9
Provision for (benefit from) income taxes	0.6	(0.6)	2.4
Net income	0.3	3.0	4.5

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists primarily of precision ball screws and machine tool collets. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	April 3, 2004	April 2, 2005	April 1, 2006
	(in thousands)
Net External Sales
Plain	$77,578	$93,250	$115,091
Roller	63,106	92,281	96,466
Ball	35,801	41,881	46,378
Other	10,846	15,604	16,574
Total	$187,331	$243,016	$274,509
Operating Income
Plain	$18,573	$22,647	$30,955
Roller	11,259	17,030	23,340
Ball	6,676	9,070	9,692
Other	378	797	1,478
Corporate	(14,757)	(17,405)	(26,886)
Total	$22,129	$32,139	$38,579

Geographic Information

The following table summarizes our net sales, by destination, for the periods shown:

	Fiscal Year Ended
	April 3, 2004	April 2, 2005	April 1, 2006
	(in thousands)
Geographic Revenues
Domestic	$166,763	$215,381	$243,576
Foreign	20,568	27,635	30,933

Total	$187,331	$243,016	$274,509

For additional information concerning our business segments, see Item 8, Note 20.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales for fiscal 2006 were $274.5 million, an increase of $31.5 million, or 13.0%, compared to $243.0 million for the comparable period in fiscal 2005. During fiscal 2006, we experienced net sales growth in each of our four segments, driven by strong demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to diversified industrial customers grew 5.4% in fiscal 2006 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and distribution were up 8.1% offset by a small change in year-to-year volume in our Class 8 market sector. Net sales to aerospace and defense customers grew 24.2% in fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

The Plain Bearing segment achieved net sales of $115.1 million in fiscal 2006, an increase of $21.8 million, or 23.4%, compared to $93.3 million for the comparable period in the prior year. Net sales to diversified industrial customers accounted for $9.1 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors, general industrial applications, and strong industrial aftermarket demand. The commercial and military aerospace market accounted for $12.7 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

The Roller Bearing segment achieved net sales of $96.5 million in fiscal 2006, an increase of $4.2 million, or 4.5%, compared to $92.3 million for the comparable period in the prior year. $0.1 million of this increase was attributable to sales to customers in the industrial market. Net sales to the class 8 truck market declined by $2.1 million offset by strong demand from mining, construction equipment and general industrial applications of $2.2 million. The aerospace and defense market accounted for the remaining $4.1 million of the increase, driven primarily by increasing build rates and maintenance requirements for commercial and military aircraft.

The Ball Bearing segment achieved net sales of $46.4 million in fiscal 2006, an increase of $4.5 million, or 10.7%, compared to $41.9 million for the comparable period in the prior year. The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and increased penetration of the airframe market. Sales to our customers in the industrial market were flat year over year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $16.6 million in fiscal 2006, an increase of $1.0 million, or 6.2%, compared to $15.6 million for the same period last year. This increase was primarily due to increased sales of machine tool collets to the industrial market and precision ball screws to military aerospace applications.

Gross Margin. Gross margin was $82.9 million, or 30.2% of net sales, in fiscal 2006, versus $68.4 million, or 28.2% of net sales, for the comparable period in fiscal 2005. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, higher prices, increased manufacturing efficiency, and overall product mix.

Selling, General and Administrative. SG&A expenses increased by $9.2 million, or 28.1%, to $41.9 million in fiscal 2006 compared to $32.7 million for the same period in fiscal 2005. The $9.2 million increase was primarily due to non-recurring compensation expense of $5.2 million, stock option compensation expense of $0.4 million, professional service fees associated with the implementation of Sarbanes-Oxley 404 of $0.4 million, an increase in personnel necessary to support increased volume, higher professional service fees, and additional costs associated with being a public company. As a percentage of net sales, SG&A was 15.3% in fiscal 2006 compared to 13.5% for the comparable period in fiscal 2005. SG&A, excluding non-recurring compensation expense of $5.2 million as well as stock option compensation expense of $0.4 million, was 13.2% of net sales in fiscal 2006 compared to 13.4% for the comparable period in fiscal 2005.

Other, net. Other, net in fiscal 2006 was $2.4 million compared to $3.5 million for the comparable period in fiscal 2005. In fiscal 2006, other, net included amortization of intangibles of $0.7 million, severance costs of $0.6 million and losses on fixed asset disposals of $0.4 million for the RBC Nice Bearings, Inc. plant consolidation, $0.2 million of non-recurring management fees, $0.3 million of bad debt expense, and $0.2 million of other expenses. In fiscal 2005, other, net consisted of amortization of intangibles of $0.5 million, $0.5 million of management fees, losses on fixed asset disposals of $2.0 million, and $0.5  million of bad debt expense.

Operating Income. Operating income was $38.6 million, or 14.1% of net sales, in fiscal 2006 compared to $32.1 million, or 13.2% of net sales, in fiscal 2005. Operating income excluding non-recurring compensation expense of $5.2 million, stock option compensation expense of $0.4 million, $1.0 million of costs associated with the consolidation of RBC Nice Bearings, Inc., and non-recurring management fees of $0.2 million was $45.4 million or 16.5% of net sales. Operating income for the Plain Bearing segment was $31.0 million in fiscal 2006, or 26.9% of net sales, compared to $22.6 million for the same period last year, or 24.3% of net sales. The Roller Bearing segment achieved an operating income in fiscal 2006 of $23.3 million, or 24.2% of net sales, compared to $17.0 million, or 18.5% of net sales, in fiscal 2005. The Ball Bearing segment achieved an operating income of $9.7 million, or 20.9% of net sales, in fiscal 2006, compared to $9.1 million, or 21.7% of net sales, for the comparable period in fiscal 2005. The Other segment achieved an operating income of $1.5 million, or 8.9% of net sales, in fiscal 2006, compared to $0.8 million or 5.1% of net sales, for the comparable period in fiscal 2005. The increase in operating income in each of the segments was driven primarily by an increase in net sales. In addition, operating income as a percentage of net sales increased for each of the segments primarily as a result of leveraging the fixed cost base over higher net sales.

Interest Expense, net. Interest expense, net decreased by $4.0 million to $15.7 million in fiscal 2006, compared to $19.7 million in fiscal 2005. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.8 million in fiscal 2006 compared to $1.1 million in fiscal 2005.

Loss on Early Extinguishment of Debt. For fiscal 2006, loss on early extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all our 13% discount debentures in September 2005, $0.5 million prepayment fees related to the prepayment of all the outstanding balance under our second lien term loan in August 2005 and $0.4 million in interest expense for the 30-day call period related to the early extinguishment of our 13% debentures. For fiscal 2005, loss on early extinguishment of debt of $7.0 million included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million in interest expense for the 30-day call period related to the early extinguishment of our $110.0 million of 9 5/8% senior subordinated notes in July 2004.

Income Before Income Taxes. Income before taxes was $19.1 million in fiscal 2006 compared to income before taxes of $5.9 million in fiscal 2005.

Income Taxes. Income tax expense in fiscal 2006 was $6.6 million compared to a benefit of $1.4 million in fiscal 2005. The effective income tax rate in fiscal 2006 was 34.8% compared to a benefit income tax rate of 23.6% in fiscal 2005. The change in the effective income tax rate from year to year is mostly due to the application, in fiscal 2005, of the APB 23 exception for accounting for deferred taxes for temporary differences related to undistributed earnings of foreign subsidiaries that are invested indefinitely.

Net Income. Net income was $12.4 million in fiscal 2006 compared to net income of  $7.3 million in fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Our net sales for fiscal 2005 were $243.0 million, an increase of $55.7 million, or 29.7%, compared to $187.3 million for fiscal 2004. During fiscal 2005, we experienced net sales growth in each of our four segments, driven by strong demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Overall, we experienced significant growth in net sales to our diversified industrial and aerospace customers, driven principally by increased build rates of industrial machinery and commercial and military aircraft, respectively.

Our Plain Bearing segment achieved net sales of $93.3 million for fiscal 2005, an increase of $15.7 million, or 20.2%, compared to $77.6 million for the prior year. Net sales to our diversified industrial customers accounted for $9.0 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors, strong aftermarket demand for rail products, and several new product introductions we made during the year targeted at both existing and new customers. The commercial and military aerospace market accounted for $8.2 million of the increase due to an increase in airframe and aerospace engine bearing shipments resulting from better penetration of existing customers and a number of new contract wins as well as recovering build rates and maintenance requirements for commercial aircraft. Direct sales to the defense market decreased by $1.5 million due to exceptionally strong demand in the last six months of fiscal 2004 compared to the same period for fiscal 2005.

Our Roller Bearing segment achieved net sales of $92.3 million for fiscal 2005, an increase of $29.2 million, or 46.2%, compared to $63.1 million for the prior year. $13.2 million of the increase was attributable to the inclusion of a full year of results for the RBC-API business unit which was purchased in December 2003. Excluding RBC-API, net sales for the Roller Bearing segment were $73.0 million for fiscal 2005, an increase of $16.0 million, or 28.1%, compared to $57.0 million for fiscal 2004. $14.8 million of this increase was attributable to sales to our customers in the industrial market, where we have selectively increased our penetration of the class 8 truck market, and benefited from strong demand from mining, construction equipment and general industrial applications. The aerospace market accounted for the remaining $1.2 million of the increase, driven primarily by increasing build rates and maintenance requirements for military aircraft.

Our Ball Bearing segment achieved net sales of $41.9 million for fiscal 2005, an increase of $6.1 million, or 17.0%, compared to $35.8 million for the prior year. $3.4 million of the increase was attributable to sales to our customers in the industrial market, driven primarily by increased demand from semiconductor applications and by increased demand from industrial distributors for aftermarket parts. Commercial and military aerospace accounted for the remaining $2.7 million of the increase, driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and our increased penetration of the airframe market.

Our Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $15.6 million, an increase of $4.8 million, or 43.9%, compared to $10.8 million for the same period last year. This increase was primarily due to increased sales of our machine tool collets as a result of our increased penetration of the U.S. machine tool collet market and due to increasing overall market demand.

Gross Margin. Our gross margin was $68.4 million, or 28.2% of net sales, for fiscal 2005, versus $51.9 million, or 27.7% of net sales, for fiscal 2004. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and a shift in mix toward higher margin products, partially offset by increased raw material and labor costs which negatively impacted gross margin by 4.0%. We were able to grow our gross margin percentage through price increases and raw material surcharges to customers which offset the impact of raw material price increases of up to 40%.

Selling, General and Administrative. Our SG&A expenses increased by $4.6 million, or 16.5%, to $32.7 million for fiscal 2005 compared to $28.1 million for fiscal 2004. Excluding the RBC-API acquisition, SG&A increased by $4.1 million in fiscal 2005, or 14.7%, compared to fiscal 2004. The $4.1 million increase was primarily due to an increase in personnel necessary to support our increased volume, higher professional service fees and $0.4 million of compensation expense recorded for the intrinsic value of options issued during fiscal 2005. As a percentage of net sales, SG&A declined to 13.5% for fiscal 2005 compared to 15.0% for fiscal 2004. The decline was primarily due to continued control of fixed costs and controlled expansion of headcount. We expect our SG&A to remain relatively constant as a percentage of net sales over the next few years, including the anticipated costs associated with operating as a public company.

Other, net. Other, net for fiscal 2005 was $3.5 million compared to $1.7 million for fiscal 2004. For fiscal 2005, other, net included an expense of $2.0 million for the disposal of manufacturing fixed assets, $0.5 million of Whitney management fees, $0.5 million of bad debt expense and $0.6 million of other expenses. For fiscal 2004, other, net consisted of $0.5 million of Whitney management fees, fixed asset disposals of $0.2 million, $0.4 million of acquisition costs and $0.5 million of other expenses.

Operating Income. Operating income was $32.1 million, or 13.2% of net sales, for fiscal 2005 compared to $22.1 million, or 11.8% of net sales for fiscal 2004. Operating income for the Plain Bearing segment was $22.6 million, or 24.3% of net sales, compared to the prior year’s $18.6 million, or 23.9% of net sales. Our Roller Bearing segment achieved an operating income of $17.0 million, or 18.5% of net sales, compared to $11.3 million, or 17.8% of net sales, for the prior year, owing primarily to the full year inclusion of RBC-API. Our Ball Bearing segment achieved an operating income of $9.1 million, or 21.7% of net sales, for fiscal 2005, compared to $6.7 million, or 18.6% of net sales, for fiscal 2004. Our Other segment achieved an operating income of $0.8 million, or 5.1% of net sales, for fiscal 2005, compared to $0.4 million, or 3.5% of net sales, for fiscal 2004. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net. Interest expense, net decreased by $0.7 million to $19.7 million for fiscal 2005 compared to $20.4 million for fiscal 2004. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $1.1 million for fiscal 2005 compared to $1.6 million for fiscal 2004.

Loss on Early Extinguishment of Debt. For fiscal 2005, loss on early extinguishment of debt of $7.0 million included $4.3 million for non-cash write-off of deferred financing fees associated with retired debt, $1.8 million of redemption premium and $0.9 million in interest expense for the 30-day call period related to the early extinguishment of our $110.0 million of 9 5/8% senior subordinated notes in July 2004.

Income Before Income Taxes. Income before taxes increased by $4.2 million, to $5.9 million in fiscal 2005 compared to $1.7 million in fiscal 2004 primarily as a result of higher gross margin, partially offset by higher operating expenses, disposal of manufacturing fixed assets, and loss on extinguishment of debt.

Income Taxes. Income tax for fiscal 2005 provided a benefit of $1.4 million compared to an expense of $1.1 million for fiscal 2004. Our effective income tax rate for fiscal 2005 was a benefit of 23.6% compared to an effective rate of 61.7% for fiscal 2004. In fiscal 2005, the income tax benefit was impacted predominantly by the reduction of income tax expense by $3.8 million for the undistributed earnings of our foreign subsidiaries on which income taxes were previously recorded. We have reassessed our needs internationally and have determined that our undistributed foreign earnings of approximately $18.0 million as of April 2, 2005 will be re-invested indefinitely as further described in Note 15 to our consolidated financial statements. Additionally, our effective tax rate for fiscal 2005 was impacted by a foreign tax rate differential of $0.4 million and adjustments of taxes to correspond to tax returns as filed of $0.8 million. Our effective tax rate for fiscal 2004 was impacted predominantly by the adjustments of taxes to correspond to tax returns as filed and other miscellaneous permanent differences. As of April 2, 2005, net operating loss carry forwards were approximately $5.5 million (federal) and $7.0 million (state) to offset future income taxes, which expire at various dates through 2024. Alternative minimum tax credit carry forwards totaled approximately $1.9 million as of April 2, 2005.

Net Income. Net income increased by $6.6 million to $7.3 million for fiscal 2005 compared to $0.7 million for fiscal 2004.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth in part through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors.

Liquidity

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., we, along with certain of our stockholders, sold 8,989,550 shares of our common stock (5,995,529 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of approximately $57.0 million after payment of the underwriting discount, commissions and offering expenses. The full amount of the net proceeds were used to prepay outstanding balances under the Term Loan.

On August 15, 2005, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., we, along with certain of our stockholders, sold 10,531,200 shares of our common stock (3,496,684 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of $92.1 million after payment of the underwriting discount and offering expenses. After redemption of our Class C and Class D preferred stock for $34.6 million, our net proceeds were $57.5 million. Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock. All shares of Class C and Class D preferred stock were redeemed with cash or common stock and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis. In connection with the initial public offering, we filed an Amended and Restated Certificate of Incorporation (the “Amendment”). The Amendment increased our  authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

On August 15, 2005, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among Roller Bearing Company of America, Inc. (“RBCA”), the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of our initial public offering. Pursuant to the Amended Credit Agreement, we increased our term loan borrowings by approximately $40.0 million from $110.0 million under the term loan portion of the Amended Credit Agreement. The Amended

Credit Agreement provides a $55.0 million revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150.0 million term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan will be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. As of April 1, 2006, we had repaid $4.8 million of principal on the Amended Term Loan. Each loan is secured by a lien against substantially all of our assets and subjects us to standard affirmative and negative covenants, as well as financial leverage tests. As of April 1, 2006, we were in compliance with all such covenants.

The Amended Revolving Credit Facility bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%. We have the right to elect the applicable interest rate on the Amended Revolving Credit Facility. The Amended Term Loan bears interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%. We have the right to elect the applicable interest rate on the Amended Term Loan. As of April 1, 2006, the weighted average interest rate on the outstanding Senior Credit Facility was 7.24%.

Approximately $20.6 million of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of April 1, 2006, we had the ability to borrow up to an additional $34.4 million under the Amended Revolving Credit Facility.

Voluntary prepayment and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements, provided that voluntary prepayments of LIBOR loans on a date other than the last day of the relevant interest period will be subject to the payment of customary breakage costs, if any.

In addition, the lenders under the Amended Revolving Credit Facility are entitled to be paid a fee on unused commitments under that facility at a rate equal to 0.50% per annum, payable monthly in arrears. With respect to the letter of credit subfacility, an additional fee, equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin applied to LIBOR rate loans, i.e., 3.0%, is payable monthly in arrears together with any fees and charges incurred by the administrative agent to a letter of credit issuer.

The proceeds of the initial public offering and additional term loan borrowings were used to repay and redeem outstanding debt and all of our then outstanding Class C and Class D preferred stock. Concurrently with the funding, we issued a notice of redemption to the note holders of the 13% senior subordinated discount debentures due June 15, 2009. The requisite funds, approximately $40.2 million, were irrevocably put on deposit with the trustee, Bank of New York, for redemption on September 13, 2005. This amount included a redemption premium of $1.3 million and interest expense for the call period of $0.4 million. These amounts along with $0.9 million of unamortized deferred financing fees and debt discount associated with this debt were recorded as a loss on early extinguishment of debt. We also repaid approximately $45.5 million on our second lien term loan. This amount included a prepayment fee of $0.5 million. These amounts along with $0.8 million of unamortized deferred financing fees associated with the second lien term loan debt were recorded as a loss on early extinguishment of debt. Deferred financing fees of $1.3 million were capitalized associated with the Senior Credit Facility.

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss Francs, or approximately $7.7 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss Francs, or approximately $1.5 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of April 1, 2006, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss Francs, or approximately $3.1 million. As of April 1, 2006, $3.8 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

We expect to amend or replace our Amended Credit Agreement to provide for lower borrowing costs. We expect that the replaced Amended Credit Agreement will contain similar amortization schedules, financial covenants, events of default, negative and affirmative covenants and representations and warranties. We are in discussions with multiple lenders regarding alternatives for reducing borrowing costs under our Amended Credit Agreement, including replacing or amending the facility. There can be no assurances, however, that capital markets will permit us to replace or amend the facility or that we will be able to achieve such savings.

Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates, cyclical changes in our end markets and prices for steel and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

From time to time we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, partially or completely, relocate production lines, consolidate or otherwise dispose of those operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur significant cash or non-cash charges in connection with them.

Cash Flows

Fiscal 2006 Compared to Fiscal 2005

In the fiscal year ended April 1, 2006, we generated cash of $24.6 million from operating activities compared to $9.9 million for the fiscal year ended April 2, 2005. The increase of $14.7 million was mainly a result of an increase of $5.1 million in net income, a change in operating assets and liabilities of $4.5 million and the net of non-cash charges of $5.1 million. The change in working capital investment was primarily attributable to a decrease in accounts receivable due to strong collection activity offset by increased inventory to better service customer demand and a decrease in accounts payable.

Cash used for investing activities for fiscal 2006 included $10.3 million relating to capital expenditures compared to $9.5 million for fiscal 2005. Investing activities also included $2.7 million relating to the acquisition of the RBC Southwest Products business.

In fiscal 2006, we decreased borrowings under the Amended Revolving Credit Facility by $5.0 million, received proceeds from the sale of stock of $92.1 million, used $30.6 million to redeem Class C redeemable preferred stock, used $4.0 million to redeem Class D preferred stock, received $0.5 million from the exercise of stock options and warrants, retired term loans of $45.0 million, retired the 13% senior secured discount debentures of $38.6 million, increased our bank term loan by $41.1 million, made payments on term loans of $7.1 million, used $0.3 million of funds for capital lease obligations and paid $1.3 million of financing fees in connection with our Amended Credit Agreement.

Fiscal 2005 Compared to Fiscal 2004

In fiscal 2005, we generated cash of $9.9 million from operating activities compared to $7.5 million for fiscal 2004. The increase of $2.4 million was mainly a result of an increase of $6.7 million in net income, net of non-cash charges over fiscal 2004, offset by a change in working capital investment of $4.4 million over fiscal 2004. The change in working capital investment was primarily the result of an increase in accounts receivable due to strong fourth quarter net sales and a build in inventory in the fourth quarter to service increasing demand.

Cash flow from investing activities in fiscal 2005 was in-line with fiscal 2004. Cash required for acquisitions decreased by $5.2 million due to the impact of the RBC-API acquisition in fiscal 2004. Capital expenditures increased $4.6 million in fiscal 2005 compared to fiscal 2004 due to increased investment in manufacturing assets to expand capacity and improvements in leaseholds.

Financing activities used $0.3 million in fiscal 2005 and provided $2.9 million in fiscal 2004, both related to debt refinancing transactions.

Capital Expenditures

Our capital expenditures in fiscal 2006 were $10.3 million. We expect to make capital expenditures of approximately $12.0 to $14.0 million during fiscal 2007 in connection with our existing business. We have funded our fiscal 2006 capital expenditures, and expect to fund fiscal 2007 capital expenditures, principally through existing cash, internally generated funds and borrowings under our Amended Revolving Credit Facility. We may also make substantial additional capital expenditures in connection with acquisitions. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we do evaluate acquisition opportunities regularly.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of April 1, 2006:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$165,747	$3,217	$6,385	$4,200	$151,945
Capital lease obligations	407	237	107	63	—
Operating leases	18,953	3,474	5,640	3,704	6,135
Interest payments(2)	60,323	12,365	24,106	23,404	448
Pension and postretirement benefits	14,260	1,119	2,328	2,705	8,108
Total contractual cash obligations	$259,690	$20,412	$38,566	$34,076	$166,636

(1)                                  Includes the $145.2 million term loan under our Amended Credit Agreement and other senior debt consisting of the Swiss Term Loan, industrial revenue bonds and other debt totaling $20.5 million. To the extent that actual rates change, our interest rate obligations will change accordingly.

(2)                                  Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 4.83%. To the extent that actual rates change, our interest rate obligations will change accordingly.

Quarterly Results of Operations

	Quarter Ended
	July 3, 2004	Oct. 2, 2004	Jan. 1, 2005	April 2, 2005	July 2, 2005	Oct. 1, 2005	Dec. 31, 2005	April 1, 2006
	(Unaudited) (in thousands, except per share data)
Net sales	$56,195	$56,391	$58,145	$72,285	$66,001	$65,367	$67,390	$75,751
Gross margin	15,293	15,381	16,732	21,008	19,276	19,987	20,361	23,324
Operating income	5,916	7,360	8,405	10,458	10,398	5,093	10,788	12,300
Net income (loss)	$(3,822)	$1,668	$2,462	$6,952	$3,345	$(1,960)	$5,099	$5,955
Net income (loss) per common share:
Basic(1)(2)	$(0.71)	$0.14	$0.23	$0.77	$0.34	$(0.18)	$0.31	$0.35
Diluted(1)(2)	$(0.71)	$0.08	$0.13	$0.71	$0.22	$(0.18)	$0.29	$0.33

(1)                                  See Note 2 to the Consolidated Financial Statements for a discussion of net income (loss) per common share.

(2)                                  Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) that will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

2.                                       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amount previously recognized under SFAS No. 123 for purpose of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are required to adopt the pronouncement in fiscal 2007 and have decided to use the “modified prospective” method in applying SFAS No. 123(R). Due to acceleration of vesting of outstanding options during the 4th quarter of fiscal 2006, the impact of the adoption of SFAS No. 123(R) will depend on the number of awards granted in the future. For fiscal 2006, we continued to disclose stock-based compensation information in accordance with SFAS No. 148, “Accounting for Stock Based Compensation—Transitions and Disclosure—an Amendment of FASB Statement No. 123,” and SFAS No. 123.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, recoverability of intangible assets, income taxes, financing operations, pensions and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104.”  The SEC requires that the following four basic criteria must be met before we recognize revenue:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The seller’s price to the buyer is fixed or determinable; and

•                  Collectibility is reasonably assured.

We recognize revenue upon the passage of title on the sale of manufactured goods, which is at time of shipment, and under the units-of-delivery method in a limited number of aerospace long-term projects.

Accounts Receivable. We are required to estimate the collectibility of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur in the future as conditions in the marketplace change.

Inventory. Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We account for inventory under a full absorption method. We record adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Goodwill and Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The fair value of our reporting units is calculated by comparing the weighted average of the net present value of future cash flows and a market approach based on our reporting units’ carrying value. We utilized a discount rate of 8.6% based on a weighted average cost of capital. The discount rate was derived using an analysis of similar companies which we believe have a comparable level of risk. Although no changes are expected, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future. The determination of impairment for intangible assets with indefinite useful lives is based on a comparison of the fair value of the intangible asset with its carrying value.

Definite-lived intangible assets are being amortized over their useful lives of 5 to 15 years. Also included in intangible assets is an asset relating to our minimum pension liability.

Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we are required to establish a valuation allowance. If a valuation allowance is established or increased during any period, we are required to include this amount as an expense within the tax provision in the Consolidated Statements of Operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recognized against net deferred tax assets.

Pension Plans and Post-retirement Health Care. We have noncontributory defined benefit pension plans covering union employees in our Heim division plant in Fairfield, Connecticut, in our Nice subsidiary plant in Kulpsville, Pennsylvania, in our Bremen subsidiary plant in Plymouth, Indiana and in our Tyson subsidiary plant in Glasgow, Kentucky. Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan’s future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate used in determining the funded status as of April 1, 2006 and April 2, 2005 was 5.75% and 5.90%, respectively. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption.

Our pension expense was $677,000 and $737,000 for the years ended April 1, 2006 and April 2, 2005, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the assets of our Pension Plans of 9.0% each year.

The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.25% at April 3, 2004 to 5.90% at April 2, 2005, and to 5.75% at April 1, 2006.

Lowering the expected long-term rate of return on the assets of our pension plans by 1.00% (from 9.00% to 8.00%) would have increased our pension expense for fiscal 2006 by approximately $126,000. Increasing the expected long-term rate of return on the assets of our pension plans by 1.00% (from 9.00% to 10.00%) would have reduced our pension expense for fiscal 2006 by approximately $126,000.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.90% to 4.90%) would have increased our pension expense for fiscal 2006 by approximately $228,000. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.90% to 6.90%) would have reduced our pension expense for fiscal 2006 by approximately $172,000.

Lowering the discount rate assumption used to determine the funded status as of April 1, 2006 by 1.00% (from 5.75% to 4.75%) would have increased the projected benefit obligation of our pension plans by approximately $2.3 million. Increasing the discount rate assumption used to determine the funded status as of April 1, 2006 by 1.00% (from 5.75% to 6.75%) would have reduced the projected benefit obligation of our pension plans by approximately $1.9 million.

We recorded a minimum pension liability of $3.8 million and $3.4 million as of April 1, 2006 and April 2, 2005, respectively. This liability represented the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets. The additional minimum pension liability as of April 1, 2006 and April 2, 2005 of $3.8 million and $3.3 million, respectively, was offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $0.5 million and $0.6 million as of April 1, 2006 and April 2, 2005, respectively, were included on the line item entitled “Intangible assets” in our consolidated balance sheet. The remaining amounts of $2.0 million and $1.7 million, net of deferred income taxes of $1.2 million and $1.0 million, respectively, were recorded as a component of stockholders’ equity (deficit) on the line item titled “Accumulated other comprehensive loss” in our consolidated balance sheet as of April 1, 2006 and April 2, 2005, respectively. The intangible asset in fiscal 2006 and fiscal 2005 was greater than the unrecognized prior service cost because two of our plans had an unrecognized negative prior service cost.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our target allocation of plan assets was 100 percent equity investments as of April 1, 2006 and April 2, 2005.

For the benefit of employees at our Heim, West Trenton, Nice, Tyson and Bremen facilities, we sponsor contributory defined benefit health care plans that provide post-retirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by us. The plans are unfunded and costs are paid as incurred. Post-retirement benefit obligations as of April 1, 2006 and April 2, 2005 were $3.5 million and $3.7 million, respectively, and are included in “Other non-current liabilities” in our consolidated balance sheet.

Our expense (income) for the Post-Retirement Plans was $(30,000) and $3,000 for the years ended April 1, 2006 and April 2, 2005, respectively, and was calculated based upon a number of actuarial assumptions.

We use a March 31 measurement date for our plans. We expect to contribute approximately $0.2 million to our post-retirement benefit plans in fiscal year 2007.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Our prescription drug benefit for all post-retirement plans is capped at a set amount each month, which is paid to the retirees so they can obtain prescription drug coverage. As such, we are not self-insured for prescription drugs, and the Act has no impact on the recorded obligation.

During fiscal 2004, the plans were amended to contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% as of April 1, 2006 and 5.90% as of April 2, 2005. The discount rate used in determining the net periodic benefit cost was 5.90% for fiscal 2006, 6.25% for fiscal 2005 and 6.50% for fiscal 2004.

The discount rate that we use for determining net periodic benefit cost for these benefits is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.50% at April 3, 2004 to 6.25% at April 2, 2005 and to 5.90% at April 1, 2006.

Lowering the discount rate assumption used to determine net periodic benefit cost by 1.00% (from 5.90% to 4.90%) would have increased our post-retirement expense for fiscal 2006 by approximately $39,000. Increasing the discount rate assumption used to determine net periodic benefit cost by 1.00% (from 5.90% to 6.90%) would have reduced our post-retirement expense for fiscal 2006 by approximately $37,000.

Lowering the discount rate assumption used to determine the accumulated post-retirement benefit obligation as of April 1, 2006 by 1.00% (from 6.25% to 5.25%) would have increased the accumulated post-retirement benefit obligation of our post-retirement plans by approximately $380,000. Increasing the discount rate assumption used to determine the accumulated post-retirement benefit obligation, as of April 1, 2006 by 1.00% (from 6.25% to 7.25%) would have reduced the accumulated post-retirement benefit obligation of our post-retirement plans by approximately $320,000.

Stock-Based Compensation. We account for our stock compensation arrangements with employees under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.”

We have granted to our employees options and warrants to purchase our common stock at exercise prices determined by our management and board of directors. We record stock-based compensation as necessary to the extent that the deemed value of the stock at the date of grant exceeds the exercise price of the option.

Management employed the intrinsic value method pursuant to APB No. 25 under which compensation cost is recognized only if the exercise price of grants issued is below the fair value of our common stock at the date of grant as determined by the board of directors. Had compensation cost for option grants and warrant grants to employees been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	April 3, 2004	April 2, 2005	April 1, 2006
Net income, as reported	$663	$7,260	$12,439
Plus: stock-based compensation expense included in reported net income, net of the tax (see further discussion below)	—	264	230
Less: stock-based compensation expense determined under fair value method, net of tax	(131)	(540)	(1,842)
Pro forma net income (loss)	$532	$6,984	$10,827
Net income (loss) per common share, as reported:
Basic	$(0.24)	$0.62	$0.84
Diluted	$(0.24)	$0.35	$0.76
Net income (loss) per common share, pro forma:
Basic	$(0.26)	$0.57	$0.72
Diluted	$(0.26)	$0.33	$0.64

For purposes of the pro forma disclosures, the estimated fair value of the options and warrants is amortized to be expensed over the service period that generally is the option or warrant vesting period. The weighted average fair value per share of options and warrants granted was $5.99 in fiscal 2006, $8.17 in fiscal 2005, and $1.58 in fiscal 2004.

The fair value for our options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	April 3, 2004	April 2, 2005	April 1, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected weighted average life	3.0	3.0	7.0
Risk-free interest rate	3.5%	3.5%	3.5%
Expected volatility	0.1%	0.4%	32.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option and warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our options and warrants.

On April 1, 2006, we accelerated the vesting of 523,585 stock options whose exercise prices were below our closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73,000, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options is intended to eliminate compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R), “Share-Based Payment.”

Impact of Inflation and Changes in Prices of Raw Materials and Supplies

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which during the past two years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. To date, we have generally been able to pass through these price increases through price increases on our products, the assessment of steel surcharges on our customers or entry into long-term agreements with our customers which often contain escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 12 weeks or more between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline, and we may not be able to implement other price increases for our products.

Competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation. Our principal raw material is 440c and 52100 wire and rod steel (types of stainless and chrome steel), which has historically been readily available. Recently, because of extraordinarily high demand for certain grades of steel, suppliers have in some instances allocated certain types of steel in limited quantities to customers. However, to date, we have never experienced a work stoppage due to a supply shortage. We maintain multiple sources for raw materials including steel and have various supplier agreements. Through sole-source arrangements, supplier agreements and pricing, we have been able to minimize our exposure to fluctuations in raw material prices.

Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We believe that our sources are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials and that in most cases readily available alternative materials can be used for most of our raw materials.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our Amended Credit Agreement bear interest at a variable rate based on prime (for any day, a floating rate equal to the higher of (1) the rate publicly posted as the base rate posted by at least 75% of the nation’s 30 largest banks or (2) the Federal Funds Rate plus 50 basis points per year) or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR Period) ranging from 30 to 120 days as adjusted each interest period. As of April 1, 2006, based on the aggregate amount of $145.3 million outstanding under our Amended Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $1.5 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were denominated in foreign currencies for fiscal 2005 and fiscal 2006. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended April 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at April 1, 2006 and April 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Hartford, Connecticut June 2, 2006

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 1, 2006	April 2, 2005
ASSETS
Current assets:
Cash	$16,126	$2,635
Accounts receivable, net of allowance for doubtful accounts of $838 in 2006 and $628 in 2005	50,935	53,967
Inventory	103,148	95,654
Deferred income taxes	5,412	4,509
Prepaid expenses and other current assets	2,453	2,226
Total current assets	178,074	158,991
Property, plant and equipment, net	58,028	55,343
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $1,616 in 2006 and $949 in 2005	3,981	3,333
Deferred financing costs, net of accumulated amortization of $1,269 in 2006 and $1,280 in 2005	4,233	4,755
Deferred income taxes	4,616	663
Other assets	1,841	1,934
Total assets	$275,923	$250,169

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	April 1, 2006	April 2, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,436	$19,243
Accrued expenses and other current liabilities	8,572	10,621
Current portion of long-term debt	3,217	8,245
Capital lease obligations	237	226
Total current liabilities	31,462	38,335
Long-term debt, less current portion	162,530	211,834
Capital lease obligations, less current portion	170	205
Other non-current liabilities	8,421	7,554
Total liabilities	202,583	257,928
Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Class A preferred stock, $.01 par value; authorized shares: none in 2006; 15,500 in 2005; none issued and outstanding	—	—
Class B exchangeable convertible participating preferred stock, $.01 par value; authorized shares: none in 2006; 240,000 in 2005; issued and outstanding shares: 240,000 in 2005	—	2
Class C redeemable preferred stock, $.01 par value; authorized shares: none in 2006; 900,000 in 2005; none issued and outstanding	—	—
Class D preferred stock, $.01 par value; authorized shares: none in 2006; 240,000 in 2005; none issued and outstanding	—	—
Class A voting common stock, $.01 par value; authorized shares: none in 2006; 20,000,000 in 2005; issued and outstanding shares: 6,202,519 in 2005	—	62
Class B super voting common stock, $.01 par value; authorized shares: none in 2006; 2,500,000 in 2005; issued and outstanding shares: 250 in 2005	—	—
Common Stock, $.01 par value; authorized shares: 60,000,000 in 2006; issued and outstanding shares: 16,976,381 in 2006	170	—
Additional paid-in capital	103,317	34,252
Deferred compensation	—	(349)
Accumulated other comprehensive loss	(3,392)	(2,532)
Accumulated deficit	(26,755)	(39,194)
Total stockholders’ equity (deficit)	73,340	(7,759)
Total liabilities and stockholders’ equity (deficit)	$275,923	$250,169

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004 (53 weeks)
Net sales	$274,509	$243,016	$187,331
Cost of sales	191,561	174,602	135,433
Gross margin	82,948	68,414	51,898
Operating expenses:
Selling, general and administrative	41,945	32,749	28,107
Other, net	2,424	3,526	1,662
Total operating expenses	44,369	36,275	29,769
Operating income	38,579	32,139	22,129

Interest expense, net	15,735	19,669	20,380
Loss on early extinguishment of debt	3,771	6,950	—
Other non-operating expense (income)	—	(355)	16
Income before income taxes	19,073	5,875	1,733
Provision for (benefit from) income taxes	6,634	(1,385)	1,070
Net income	12,439	7,260	663
Preferred stock dividends	(893)	(2,280)	(2,144)
Participation rights of preferred stock in undistributed earnings	(630)	(1,142)	—
Net income (loss) available to common stockholders	$10,916	$3,838	$(1,481)
Net income (loss) per common share:
Basic	$0.84	$0.62	$(0.24)
Diluted	$0.76	$0.35	$(0.24)
Weighted average common shares:
Basic	12,931,185	6,202,615	6,188,903
Diluted	14,452,264	10,854,584	6,188,903

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(dollars in thousands)

Class B Preferred Stock		Class C Preferred Stock		Class D Preferred Stock		Common Stock		Addit- ional Paid-in	Deferred Compen-	Accum- ulated Other Compre- hensive	Accum- ulated	Total Stock- holders’ Equity	Compre- hensive Income/
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	sation	Loss	Deficit	(Deficit)	(Loss)

Balance at March 29, 2003	240,000	$2	—	$—	—	$—	6,188,903	$62	$33,448	$—	$(4,044)	$(47,117)	$(17,649)
Net income (53 weeks)	—	—	—	—	—	—	—	—	—	—	—	663	663	$663
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	63	—	63	63
Minimum pension liability adjustment, net of taxes of $425	—	—	—	—	—	—	—	—	—	—	638	—	638	638
Comprehensive income														$1,364
Balance at April 3, 2004	240,000	2	—	—	—	—	6,188,903	62	33,448	—	(3,343)	(46,454)	(16,285)
Net income	—	—	—	—	—	—	—	—	—	—	—	7,260	7,260	$7,260
Grants of options to purchase Class A common stock at below fair market value	—	—	—	—	—	—	—	—	769	(769)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	420	—	—	420
Exercise of stock options	—	—	—	—	—	—	13,866	—	35	—	—	—	35
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	488	—	488	488
Minimum pension liability adjustment, net of taxes of $338	—	—	—	—	—	—	—	—	—	—	323	—	323	323
Comprehensive income														$8,071
Balance at April 2, 2005	240,000	2	—	—	—	—	6,202,769	62	34,252	(349)	(2,532)	(39,194)	(7,759)
Net income	—	—	—	—	—	—	—	—	—	—	—	12,439	12,439	$12,439
Stock compensation charge for options granted at below market value	—	—	—	—	—	—	—	—	16	(16)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	365	—	—	365
Conversion of Class B preferred stock	(240,000)	(2)	306,298	3	240,000	2	1,846,396	19	(22)	—	—	—	—
Redemption of Class C preferred stock	—	—	(306,298)	(3)	—	—	—	—	(30,627)	—	—	—	(30,630)
Redemption of Class D preferred stock	—	—	—	—	(240,000)	(2)	275,863	3	(4,001)	—	—	—	(4,000)
Net proceeds from issuance of common stock	—	—	—	—	—	—	7,034,516	70	92,058		—	—	92,128
Exercise of common stock options and warrants	—	—	—	—	—	—	139,284	1	497	—	—	—	498
Income tax benefit on IRS settlement	—	—	—	—	—	—	—	—	2,478	—	—	—	2,478
Cashless exercise of common stock options and warrants	—	—	—	—	—	—	1,477,553	15	(15)	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options and warrants	—	—	—	—	—	—	—	—	8,681	—	—	—	8,681
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(569)	—	(569)	(569)
Minimum pension liability adjustment, net of taxes of $223	—	—	—	—	—	—	—	—	—	—	(291)	—	(291)	(291)
Comprehensive income														$11,579
Balance at April 1, 2006	—	$—	—	$—	—	$—	16,976,381	$170	$103,317	$—	$(3,392)	$(26,755)	$73,340

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004 (53 weeks)
Cash flows from operating activities:
Net income	$12,439	$7,260	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,664	8,285	8,838
Deferred income taxes (benefit)	3,956	(3,113)	2,219
Amortization of intangible assets	667	500	344
Amortization of deferred financing costs and debt discount	829	1,113	1,580
Amortization of deferred stock compensation	365	420	—
Loss on disposition of assets	24	1,778	236
Loss on early extinguishment of debt (non-cash portion)	1,536	4,303	—
Other	20	21	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,713	(9,251)	(4,447)
Inventory	(8,025)	(4,725)	44
Prepaid expenses and other current assets	246	232	652
Other non-current assets	298	(377)	2,718
Accounts payable	470	5,451	(309)
Accrued expenses and other current liabilities	(224)	(1,879)	(5,507)
Other non-current liabilities	664	(150)	513
Net cash provided by operating activities	24,642	9,868	7,544
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,341)	(9,526)	(4,951)
Acquisition of businesses, net of cash acquired	(2,682)	(755)	(5,944)
Proceeds from sale of assets	44	274	—
Other	—	—	101
Net cash used in investing activities	(12,979)	(10,007)	(10,794)
Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(5,000)	2,500	(6,083)
Net proceeds from sale of stock in initial public offering	92,128	—	—
Redemption of Class C redeemable preferred stock	(30,630)	—	—
Redemption of Class D preferred stock	(4,000)	—	—
Exercise of stock options and warrants	498	35	—
Retirement of senior subordinated notes	—	(110,000)	—
Proceeds from term loans	41,100	155,000	—
Proceeds from senior credit facility	—	—	10,000
Retirement of senior subordinated discount debentures	(38,562)	—	—
Retirement of term loans	(45,000)	(40,000)	—
Payments on term loans	(7,054)	(3,190)	(7,741)
Principal payments on capital lease obligations	(257)	(282)	(173)
Financing fees paid in connection with senior credit facility	(1,312)	(4,400)	(1,090)
Proceeds from Swiss credit facility	—	—	7,971
Net cash provided by (used in) financing activities	1,911	(337)	2,884
Effect of exchange rate changes on cash	(83)	(139)	63
Cash and cash equivalents:
Increase (decrease) during the year	13,491	(615)	(303)
Cash, at beginning of year	2,635	3,250	3,553
Cash, at end of year	$16,126	$2,635	$3,250
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,135	$20,301	$19,073
Income taxes	$892	$207	$321

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.     Organization and Business

RBC Bearings Incorporated (the “Company”, collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. In fiscal 2006, 2005 and 2004, no one customer accounted for more than 7.0% of the Company’s sales. The Company’s segments are further discussed in Note 20.

On August 15, 2005, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company’s common stock (3,496,684 sold by the selling stockholders). The offering yielded aggregate net proceeds to the Company of $92,128 after payment of the underwriting discount and offering expenses. After redemption of the Company’s Class C and Class D preferred stock for $34,630, the net proceeds to the Company were $57,498. Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock. All shares of Class C and Class D preferred stock were redeemed with cash or common stock and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis. In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation (the “Amendment”). The Amendment increased the Company’s authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement (as discussed in Note 10) were used as follows: (1) to redeem all of the Company’s outstanding 13% senior subordinated discount debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $40,000; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBHC Investor, LLC (“Whitney”) for an aggregate redemption price of $29,354; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of $1,276; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7,667, of which $3,833 was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of $333, of which $167 was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45,000 of indebtedness under the Company’s second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1,400 in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5,000 in mandatory prepayments under the Company’s credit facility in connection with the initial public offering; and (8) to pay $2,732 in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

On February 28, 2006, the Company’s RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with its decision to close operations at its Kulpsville, Pennsylvania facility. In connection with the shutdown agreement, the union has agreed to take no action against the Company in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production conducted at the Nice facility has been moved to other RBC locations, and the Company anticipates no material impact on production or its ability to service its customers. Shutdown costs included $0.6 million of severance and $0.4 million for fixed asset disposals which were recorded in operating expenses in Other, net in fiscal 2006.

2.     Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), Bremen Bearings, Inc. (“Bremen”), Miller Bearings, Inc.

(“Miller”), Tyson Bearings., Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”) and RBC Southwest Products, Inc. (“SWP”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”) and US Bearings (“USB”) divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2006 and 2005 contained 52 weeks and fiscal year 2004 contained 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method. A reserve against inventory is recorded for obsolete and slow-moving inventory within each class of inventory.

Shipping and Handling

The sales price billed to customers includes the costs associated with shipping and handling, which is included in net sales. The costs to the Company for shipping and handling are included in cost of sales.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment, including equipment under capital leases, is provided for by the straight-line method over the estimated useful lives of the respective assets or the lease term, if shorter. Amortization of assets under capital leases is reported within depreciation and amortization. The cost of equipment under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property, plant and equipment follows:

Buildings	20-30 years
Machinery and equipment	3-10 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Recognition of Revenue and Accounts Receivable and Concentration of Credit Risk

The Company recognizes revenue only after the following four basic criteria are met:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The seller’s price to the buyer is fixed or determinable; and

•                  Collectibility is reasonably assured.

Revenue is recognized upon the passage of title, which is at the time of shipment. Accounts receivable, net of applicable allowances, is recorded when goods are shipped.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. At April 1, 2006 and April 2, 2005, the Company had no concentrations of credit risk greater than 10% of accounts receivables.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write-off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Goodwill and Amortizable Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The fair value of the Company’s reporting units is calculated by comparing the weighted average of the net present value of future cash flows and a market approach based on the reporting units’ carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

The Company’s definite-lived intangible asset categories are customer, technology, artistic, and marketing related and are amortized over their estimated useful lives of 5 to 15 years. Also included in intangible assets is an asset relating to the Company’s minimum pension liability, as further described in Note 13.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the lives of the related credit agreements (5 to 23 years).

Income Taxes

The Company accounts for income taxes using the liability method, which requires it to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year.

Temporary differences relate primarily to the timing of deductions for depreciation, goodwill amortization relating to the acquisition of operating divisions, basis differences arising from acquisition accounting, pension and retirement benefits, and various accrued and prepaid expenses. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences are expected to reverse.

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

Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares, dilutive common share equivalents then outstanding using the treasury stock method and, prior to August 15, 2005, the assumed conversion of the Class B convertible participating preferred stock to common shares (if-converted method). If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income (loss) per common share, including the effect of common share equivalents. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income (loss) per common share:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004 (53 weeks)
Numerator:
Net income	$12,439	$7,260	$663
Preferred stock dividends*	(893)	(2,280)	(2,144)
Participation rights of preferred stock in undistributed earnings**	(630)	(1,142)	—
Numerator for basic and diluted net income per common share—income (loss) available to common stockholders under the two-class method	10,916	3,838	(1,481)
Preferred stock dividends and participation rights of preferred stock	1,523	3,422	2,144
Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$12,439	$7,260	$663

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004 (53 weeks)
Denominator:
Denominator for basic net income (loss) per common share— weighted-average shares	12,931,185	6,202,615	6,188,903
Effect of dilution due to employee stock options and warrants	866,725	2,805,574	2,185,327
Effect of dilution due to convertible preferred stock*	654,354	1,846,395	1,846,395
Denominator for diluted net income (loss) per common share—adjusted weighted-average shares	14,452,264	10,854,584	10,220,625
Basic net income (loss) per common share	$0.84	$0.62	$(0.24)
Diluted net income (loss) per common share	$0.76	$0.35	$(0.24)

*                    through August 15, 2005 (see Note 1).

**             Since the Company’s Class B convertible participating preferred stock was not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the Class B preferred stock if an undistributed net loss resulted from reducing net income by the preferred stock dividends.

For additional disclosures regarding the outstanding preferred stock and the employee stock options and warrants, see Note 16.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, accrued expenses, depreciation and amortization, income taxes and tax valuation reserves, pension and post-retirement obligations and the valuation of options and warrants.

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present.

For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows are less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. To date, no indicators of impairment exist.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive loss, while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in selling, general and administrative expenses. Net income of the Company’s foreign operations for fiscal 2006, 2005 and 2004 amounted to $2,624, $2,148 and $2,242, respectively. Net assets of the Company’s foreign operations were $24,304 and $24,368 at April 1, 2006 and April 2, 2005, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company’s senior subordinated notes payable and discount debentures approximate fair value and are estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company’s borrowings under its Amended Credit Agreement, Swiss Credit Facility and Industrial Development Revenue Bonds approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan additional minimum liability, all of which are presented in the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Minimum Pension Liability	Total
Balance at March 29, 2003	$(1,367)	$(2,677)	$(4,044)
Currency translation	63	—	63
Minimum pension liability	—	638	638
Balance at April 3, 2004	(1,304)	(2,039)	(3,343)
Currency translation	488	—	488

Minimum pension liability	—	323	323
Balance at April 2, 2005	(816)	(1,716)	(2,532)
Currency translation	(569)	—	(569)
Minimum pension liability	—	(291)	(291)
Balance at April 1, 2006	$(1,385)	$(2,007)	$(3,392)

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

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Net income, as reported	$12,439	$7,260	$663
Plus: stock-based compensation expense included in reported net income, net of tax	230	264	—
Less: stock-based compensation expense determined under fair value method, net of tax	(1,842)	(540)	(131)
Pro forma net income	$10,827	$6,984	$532
Net income (loss) per common share, as reported:
Basic	$0.84	$0.62	$(0.24)
Diluted	$0.76	$0.35	$(0.24)
Net income (loss) per common share, pro forma:
Basic	$0.72	$0.57	$(0.26)
Diluted	$0.64	$0.33	$(0.26)

For purposes of the pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the service period that generally is the option or warrant vesting period. The weighted average fair value per share of options and warrants granted was $5.99 in fiscal 2006, $8.17 in fiscal 2005 and $1.58 in fiscal 2004.

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life	7.0	3.0	3.0
Risk-free interest rate	3.5%	3.5%	3.5%
Expected volatility	32.0%	0.4%	0.1%

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

On April 1, 2006, the Company accelerated the vesting of 523,585 stock options whose exercise prices were below its closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options is intended to eliminate compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R), “Share-Based Payment.” The impact of the acceleration of vesting is also included in the pro forma table above.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company is required to adopt the pronouncement in fiscal 2007 and have decided to use the “modified prospective” method in applying SFAS No. 123(R). Due to acceleration of vesting of outstanding options during the 4th quarter of fiscal 2006, the impact of the adoption of SFAS No. 123(R) will depend on the number of awards granted in the future. For fiscal 2006, the Company continued to disclose stock-based compensation information in accordance with SFAS No. 148, “Accounting for Stock Based Compensation—Transitions and Disclosure—an Amendment of FASB Statement No. 123,” and SFAS No. 123.

3.             Acquisitions

Effective September 2, 2005, SWP purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was $2,682. The purchase price allocation is as follows: accounts receivable ($114), inventory ($630), property, plant and equipment ($720), intangible assets ($1,449) and accrued expenses ($231). The products associated with the acquisition are complementary with products already provided by other Company businesses. SWP is included in the plain bearing reportable segment.

Effective December 22, 2004, RBCA purchased certain net assets of the US Bearings division of Network Electronic Corporation, a manufacturer of lined and unlined spherical, rod-end and other specialty bearings located in Chatsworth, California. The total consideration paid was $1,228. The purchase price allocation is as follows: inventory ($522), property, plant and equipment ($585), intangible assets ($438) and accrued expenses ($317). All of the products associated with the acquisition are complementary with products already provided by other Company businesses. US Bearings is included in the plain bearings reportable segment.

Effective December 22, 2003, API, a wholly-owned subsidiary of RBCA, purchased the airframe control bearing business of The Timken Company, located in Torrington, CT. The total consideration paid was $5,471 after the final purchase price adjustment of $473 in 2005. The purchase price allocation is as follows: accounts receivable ($379), inventory ($3,911), property, plant and equipment ($2,439), intangible assets ($1,136) and accrued expenses ($2,394). The products associated with the acquisition are complementary with products already provided by other Company businesses. API is included in the roller bearings reportable segment.

The results of operations subsequent to the effective dates of the acquisitions are included in the results of operations of the Company. Unaudited pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided for the years ended April 1, 2006, April 2, 2005 and April 3, 2004, as if the SWP, USB and API acquisitions took place on March 29, 2003, are as follows:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Net sales	$276,962	$250,453	$216,567
Net income	$12,670	$7,906	$3,915
Net income per common share:
Basic	$0.86	$0.72	$0.25
Diluted	$0.77	$0.41	$0.15

4.             Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Write-offs	Balance at End of Year
April 1, 2006	$628	$244	$(34)	$838
April 2, 2005	770	472	(614)	628
April 3, 2004	744	378	(352)	770

5.             Inventory

Inventory consists of the following:

	April 1, 2006	April 2, 2005
Raw materials	$7,845	$5,598
Work in process	30,147	27,959
Finished goods	65,156	62,097
	$103,148	$95,654

6.             Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 1, 2006	April 2, 2005
Land	$7,405	$7,176
Buildings and improvements	17,060	16,136
Machinery and equipment	118,030	108,701
	142,495	132,013
Less: accumulated depreciation and amortization	84,467	76,670
	$58,028	$55,343

7.             Disposal / Impairment of Fixed Assets

During the year ended April 1, 2006, the Company had a non-cash charge of $24 on the loss on sale and disposal of property, plant and equipment and recorded a $400 reserve for the impairment of fixed assets owned by RBC Nice Bearings, Inc. in connection with the shutdown of the facility. During the year ended April 2, 2005, the Company had a non-cash charge of $1,778 on the loss on sale and disposal of property, plant and equipment related to the consolidation of production lines and outsourcing certain components to low-cost producers. During the year ended April 3, 2004, the Company had a non-cash charge of $236 on the loss on disposal of property, plant and equipment related to the consolidation of production lines. All amounts were classified as an “other, net” operating expense in the consolidated statements of operations.

8.             Goodwill and Amortizable Intangible Assets

Goodwill balances, by segment, consist of the following:

	April 1, 2006	April 2, 2005
Roller	$15,673	$15,673
Plain	9,477	9,477
	$25,150	$25,150

The Company’s definite-lived intangible asset categories are customer, technology, artistic, and marketing related and are amortized over their estimated useful lives of 5 to 15 years. Also included in intangible assets is an asset relating to the Company’s minimum pension liability, as further described in Note 13.

Amortization expense for definite-lived intangible assets during fiscal year 2006, 2005 and 2004 was $667, $500 and $344, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2007	$744
2008	566
2009	325
2010	325
2011	325
2012 and thereafter	1,188

9.             Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 1, 2006	April 2, 2005
Employee compensation and related benefits	$3,269	$3,150
Plant consolidation costs	718	—
Interest	956	3,140
Other	3,629	4,331
	$8,572	$10,621

10.          Debt

During fiscal 1998, the Company issued $40,000 of senior subordinated discount debentures (“Debentures”) due in 2009, which had an aggregate principal amount at maturity of $74,882. During fiscal 2003, the Company made principal payments on this debt of $30,400. The Debentures accrued interest at 13% per annum, payable semi-annually, and were to mature on June 15, 2009. The Debentures were callable at any point at a premium to the principal amount declining to par at the end of June 2008. Additionally, the Company could, at any time at its option, redeem the Debentures, in whole or in part, with the net cash proceeds from one or more public equity offerings by the Company. The Debentures were senior secured obligations of the Company, senior in right of payment to all existing and future subordinated indebtedness of the Company. The Debentures were secured by all of the outstanding common stock of RBCA and were repaid on August 15, 2005.

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

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering. Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40,000 from $110,000 under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provides a $55,000 revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150,000 term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan will be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. As of April 1, 2006, the Company had repaid $4,750 of principal on the Amended Term Loan. Each loan is secured by a lien against substantially all of the assets of the Company and subjects the Company to standard affirmative and negative covenants, as well as financial leverage tests. As of April 1, 2006, the Company was in compliance with all such covenants.

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

Approximately $20,552 of the Amended Revolving Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of April 1, 2006, RBCA had the ability to borrow up to an additional $34,448 under the Amended Revolving Credit Facility.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss francs, or approximately $7,668, of term loans (the “Swiss Term Loans”) and up to 2,000 Swiss francs, or approximately $1,534, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $3,067. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of April 1, 2006, there were no borrowings outstanding under the Swiss Revolving Credit Facility.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority (“SC JEDA”) which provides for borrowings up to $10,700 under two industrial development revenue bonds (Series 1994 A and B) and, during fiscal 1999, the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (Series 1998). The interest rate is variable and based on the 90-day U.S. Treasury Bill rate. Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond (Series 1999) (collectively, “Bonds”). The interest rate on the Bonds is variable and based on the Bond Market Association 7-day Municipal Swap Index. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. On March 1, 2002, the Company retired the unused portion of the Series 1998 bonds of $1,845. As of April 1, 2006, all of the proceeds have been expended with the exception of  $12 which has been invested by the trustee in marketable securities. The Series 1994 A and B bonds and the Series 1998 bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders. The letter of credit is equal to the aggregate principal amount of the bonds plus not less than forty-five days’ interest thereon, calculated at 12% per annum ($12,026 at April 1, 2006). The Series 1999 bonds are likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders. The Company’s obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amount of the bonds plus not less than fifty days’ interest thereon, calculated at 12% per annum ($4,879 at April 1, 2006).

The balances payable under all borrowing facilities are as follows:

	April 1, 2006	April 2, 2005
13% Senior Subordinated Discount Debentures	$—	$37,949
Credit Facility
Term Loan (replaced with Amended Credit Agreement)	—	109,175
SCIL Loan (paid as discussed above)	—	45,000
Revolving Credit Facility (replaced with Amended Credit Agreement)	—	5,000
Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $137,750 due July 1, 2011; bears interest at variable rates (weighted average interest rate was 7.24% for the fiscal year ended April 1, 2006), payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	145,250	—
Amended Revolving Credit Facility; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	—
Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin (weighted average interest rate was 4.21% and 3.84% for the fiscal years ended April 1, 2006 and April 2, 2005, respectively), payable quarterly	3,842	6,233
Other Loans	—	67
Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate (weighted average interest rate was 4.19% and 1.79% for the fiscal years ended April 1, 2006 and April 2, 2005, respectively), payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate (weighted average interest rate was 4.19% and 1.79% for the fiscal years ended April 1, 2006 and April 2, 2005, respectively), payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates (weighted average interest rate was 3.10% and 4.40% for the fiscal years ended April 1, 2006 and April 2, 2005, respectively), payable monthly through December 2021.	1,155	1,155
Series 1999, bearing interest at variable rates (weighted average interest rate was 3.57% for the fiscal years ended April 1, 2006 and April 2, 2005), payable monthly through April 2024	4,800	4,800
Total Debt	165,747	220,079
Less: Current Portion	3,217	8,245
Long-Term Debt	$162,530	$211,834

The current portion of long-term debt as of April 1, 2006 and April 2, 2005 includes $0 and $5,000, respectively, of borrowings on the revolving credit facilities.

Maturities of debt during each of the following five fiscal years and thereafter are as follows:

2007	$3,217
2008	3,385
2009	3,000
2010	2,040
2011	2,160
Thereafter	151,945

11.          Obligations Under Capital Leases

Machinery and equipment additions under capital leases amounted to $246, $270 and $458 in fiscal 2006, 2005 and 2004, respectively. The average imputed rate of interest on capital leases at each year end was 4.7%, 5.9% and 4.4% in fiscal 2006, 2005 and 2004, respectively.

Included in property, plant and equipment are the following assets held under capital leases:

	April 1, 2006	April 2, 2005
Machinery and equipment	$5,397	$5,227
Accumulated depreciation	(4,866)	(4,520)
	$531	$707

Future minimum lease payments under capital leases at April 1, 2006 are as follows:

2007	$250
2008	61
2009	52
2010	52
2011	12
Total minimum lease payments	427
Less: amount representing interest	20
Present value of net minimum lease payments	407
Less: current maturities	237
Non-current capital lease obligations	$170

12.          Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	April 1, 2006	April 2, 2005
Additional minimum pension liability	$3,759	$3,299
Other post-retirement benefits	2,637	2,826
Other	2,025	1,429
	$8,421	$7,554

13.          Pension Plans

At April 1, 2006, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania has been frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. The impact on the financial statements of freezing this plan is and will be immaterial. No further benefits will accrue against this plan and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan.

Plan assets are comprised primarily of equity securities. The plans provide benefits of stated amounts based on a combination of an employee’s age and years of service. The Company uses a December 31 measurement date for its plans. The Company expects to contribute approximately $1,440 to its pension plans in fiscal year 2007.

The following table sets forth net periodic benefit cost of the Company’s plans for the three fiscal years in the period ended April 1, 2006:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Components of net periodic benefit cost:
Service cost	$575	$507	$497
Interest cost	984	944	923
Expected return on plan assets	(1,130)	(972)	(803)
Amortization of prior service cost	39	19	19
Amortization of losses	209	239	343
Net periodic benefit cost	$677	$737	$979

The following tables set forth the funded status of the Company’s defined benefit pension plans, the amount recognized in the balance sheet at April 1, 2006 and April 2, 2005, and the principal weighted-average assumptions inherent in their determination:

	April 1, 2006	April 2, 2005
Change in benefit obligation:
Benefit obligation at beginning of year	$16,235	$15,420
Service cost	575	507
Interest cost	984	944
Plan amendments	—	160
Actuarial loss	1,197	48
Benefits paid	(967)	(844)
Benefit obligation at end of year	$18,024	$16,235

Change in plan assets:
Fair value of plan assets at beginning of year	$12,798	$10,789
Actual return on plan assets	1,619	1,603
Employer contributions	817	1,250
Benefits paid	(967)	(844)
Fair value of plan assets at end of year	$14,267	$12,798

Reconciliation of funded status at end of year:
Underfunded status	$(3,757)	$(3,437)
Unrecognized prior service cost	413	444
Unrecognized actuarial net loss	3,346	2,855
Net amount recognized in the balance sheet	$2	$(138)

Amounts recognized in the balance sheet:
Minimum pension liability	$(3,757)	$(3,437)
Intangible asset	508	562
Accumulated other comprehensive loss	3,251	2,737
Net amount recognized in the balance sheet	$2	$(138)

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2006	FY 2005	FY 2004
Discount rate	5.90%	6.25%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

The discount rate used in determining the funded status as of April 1, 2006 and April 2, 2005 was 5.75% and 5.90%, respectively.

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption.

The Company recorded a minimum pension liability of $3,757 and $3,437 at April 1, 2006 and April 2, 2005, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets. The additional minimum pension liability at April 1, 2006 and April 2, 2005 of $3,759 and $3,299, respectively, is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $508 and $562 at April 1, 2006 and April 2, 2005, respectively, are included on the line item entitled “Intangible assets” in the consolidated balance sheet. The remaining amounts of $2,007 and $1,716, net of deferred income taxes of $1,244 and $1,021, respectively, are recorded as a component of stockholders’ equity (deficit) on the line item titled “Accumulated other comprehensive loss” in the consolidated balance sheet at April 1, 2006 and April 2, 2005, respectively. The intangible asset in fiscal 2006 and 2005 is greater than the unrecognized prior service cost because one of the Company’s plans has an unrecognized negative prior service cost.

The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company’s target allocation of plan assets was 100 percent equity investments at April 1, 2006 and April 2, 2005.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2006.

2007	$903
2008	908
2009	944
2010	1,009
2011	1,149
2012-2017	6,627

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions equal to 25% of the first 4% of eligible employee compensation. Effective October 1, 2001, the Company suspended matching contributions to this plan. Effective April 4, 2004, the Company resumed a program of employer matching contributions to this plan. Employer contributions under this plan amounted to $284 and $355 in fiscal 2006 and 2005, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees’ annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $86, $67, and $58 in fiscal 2006, 2005 and 2004, respectively.

14.          Post-retirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton, Nice, Tyson and Bremen facilities, sponsors contributory defined benefit health care plans that provide post-retirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Post-retirement benefit obligations are included in “Other non-current liabilities” in the consolidated balance sheet.

Effective May 1, 2006, the post-retirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania have been addressed in the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. The impact on the financial statements is and will be immaterial. No new employees will become eligible for participation in the plan. Life insurance benefits will terminate July 31, 2006. Post-retirement medical benefits will be available until the contract expires on January 31, 2008.

The Company uses a March 31 measurement date for its plans. The Company expects to contribute approximately $216 to its post-retirement benefit plans in fiscal year 2007.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Company’s prescription drug benefit for all post-retirement plans is capped at a set amount each month, which is paid to the retirees so they can obtain prescription drug coverage. As such, the Company is not self-insured for prescription drugs and the Act has no impact on the recorded obligation.

Information with respect to the post-retirement medical and life insurance plans follows:

	April 1, 2006	April 2, 2005
Accumulated benefit obligation at beginning of year	$3,728	$4,163
Service cost	141	121
Interest cost	198	217
Plan amendments	—	(482)
Actuarial loss	(453)	(119)
Benefits paid	(159)	(172)
Accumulated benefit obligation at end of year	3,455	3,728
Unrecognized prior service cost	157	643
Unrecognized net loss	(975)	(1,545)
	$2,637	$2,826

Components of net periodic post-retirement benefit cost are as follows:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Service cost	$141	$121	$238
Interest cost	198	217	249
Prior service cost amortization	(486)	(496)	(481)
Amount of loss recognized	117	161	172
	$(30)	$3	$178

During fiscal 2004, the plans were amended to contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% at April 1, 2006 and 5.90% at April 2, 2005. The discount rate used in determining the net periodic benefit cost was 5.90% for fiscal 2006, 6.25% for fiscal 2005 and 6.50% for fiscal 2004.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2006.

2007	$216
2008	230
2009	246
2010	270
2011	277
2012-2017	1,481

15.          Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Domestic	$15,953	$3,278	$(860)
Foreign	3,120	2,597	2,593
	$19,073	$5,875	$1,733

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Current:
Federal	$1,615	$915	$(1,299)
State	566	364	(201)
Foreign	497	449	351
	2,678	1,728	(1,149)
Deferred:
Federal	3,694	(2,644)	1,921
State	262	(469)	298
	3,956	(3,113)	2,219
Total	$6,634	$(1,385)	$1,070

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Income taxes using U.S. federal statutory rate	$6,676	$1,998	$589
State income taxes, net of federal benefit	660	(66)	58
Officer’s life insurance	16	44	59
Meals and entertainment	82	55	38
ETI benefit	(126)	(66)	(70)
Adjustment of taxes to tax returns as filed	94	849	225
Foreign rate differential	(595)	(434)	—
Impact of indefinite postponement of remittances of undistributed earnings of foreign subsidiaries	—	(3,781)	—
Other	(173)	16	171
	$6,634	$(1,385)	$1,070

Net deferred tax assets consist of the following:

	April 1, 2006	April 2, 2005
Deferred tax assets:
Post-retirement benefits	$875	$990
Employee compensation accruals	1,635	731
Alternative minimum tax credits	2,481	1,912
General business credits	777	—
Net operating losses	4,763	2,100
Inventory	3,407	3,492
Stock warrants	1,364	2,103
Pension	1,244	1,021
Other	1,280	1,214
Total deferred tax assets	17,826	13,563

Deferred tax liabilities:
Property, plant and equipment	(5,548)	(6,555)
Amortization of intangibles	(2,250)	(1,836)
Total deferred tax liabilities	(7,798)	(8,391)
Net deferred tax assets	$10,028	$5,172

The Company has reduced income tax expense by $3,781 in fiscal 2005 for the undistributed earnings of its foreign subsidiaries on which U.S. income taxes were previously recorded. The Company has reassessed its needs internationally and has determined that, despite the benefits introduced by the American Jobs Creation Act of 2004, its undistributed foreign earnings of approximately $15,000 at April 1, 2006 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company’s inability to remit cash back to the United States under its current foreign debt obligations.

At April 1, 2006, the Company has federal and state net operating loss carryforwards of approximately $14,000 and $12,300, respectively, to offset future income taxes, which expire at various dates through 2025. In addition, the Company has alternative minimum tax credit and general business tax credit carryforwards of approximately $2,500 and $800, respectively. The net operating loss carryforwards may be subject to certain limitations provided in IRC Sections 382 and 383. The Company’s tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates.

During fiscal 2006, the Company and the IRS finalized a settlement relating to the year 2000. The result of the settlement, to the Company, was an additional $8.5 million of deductible compensation expense. The related tax benefit of approximately $2.5 million was credited to additional paid-in capital.

16.          Stockholders’ Equity (Deficit)

Prior to the initial public offering in August 2005, the Company had three classes of capital stock outstanding: Class B preferred stock, Class A common stock and Class B common stock. Prior to the consummation of the initial public offering, the Company effectuated a series of transactions in order to, among other things, simplify its capital structure. The Company’s simplified capital structure has two classes of authorized capital stock (common stock and preferred stock), of which only shares of common stock remained outstanding after the Company’s initial public offering. The recapitalization transaction involved a number of steps that were effectuated contemporaneously with the consummation of the Company’s initial public offering. These steps were as follows:

Stock Split. The Company amended its certificate of incorporation to effect a 5-for-2 stock split of its common stock. All share and per share information in the consolidated financial statements has been retroactively restated to reflect the stock split for all years presented.

Conversion of Class B Preferred Stock. Immediately prior to the consummation of the recapitalization, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 (on a post stock split basis) shares of Class A common stock, shares of Class C preferred stock and shares of Class D preferred stock. All shares of Class C and Class D preferred stock were redeemed with cash or common stock as described below.

Redemption of Class C Preferred Stock. Immediately after the conversion of the Class B preferred stock, the Company used proceeds from its initial public offering and the refinancing of its then existing credit facility to redeem all outstanding Class C preferred stock, including any accrued and unpaid dividends, for an aggregate redemption price determined in accordance with its pre-offering certificate of incorporation. The aggregate redemption price of the Class C preferred stock was equal to $30,600.

Repurchase of Class D Preferred Stock. Immediately after the conversion of the Class B preferred stock, the Company repurchased all of the outstanding Class D preferred stock for an aggregate repurchase price equal to $8.0 million payable as follows: $4.0 million of the repurchase price paid in cash using proceeds from the initial public offering and the refinancing of its Senior Credit Facility, and $4.0 million paid in shares of its Class A common stock based on the initial public offering price of $14.50 per share (before giving effect to the underwriting discount).

Reclassification of Class A Common Stock and Class B Common Stock. Immediately after the transactions described above, the Company amended and restated its certificate of incorporation to provide for, among other things, authorized capital stock of 60.0 million shares of common stock and 10.0 million shares of preferred stock after giving effect to the 5-for-2 stock split. As a result, all of the Company’s Class A common stock and Class B common stock (including shares of Class A common stock issued upon conversion of the Class B preferred stock and repurchase of the Class D preferred stock) were reclassified as common stock, on a one-for-one basis.

Stock Options and Warrants. Following the reclassification of the Company’s shares, all outstanding options and warrants to purchase the Company’s Class A common stock and Class B common stock became exercisable into shares of the Company’s newly created common stock in accordance with the terms of our stock option plans and stock option and warrant agreements. As of April 1, 2006, there were 1,319,594 outstanding options and 1,004,642 outstanding warrants, all of which were exercisable.

As part of its preparation for the initial public offering, the Company reassessed the value of its then Class A Common Stock given the significant improvement in the Company’s operating performance during the fiscal year ended April 2, 2005. The retrospective review indicated that the fair value of the then Class A Common Stock was in excess of the option exercise price ($8.00 per share) at the various grant dates. As a result, deferred compensation of approximately $785,000 was recorded for the intrinsic value of the stock (based on the 2,500 options and 179,575 options granted during fiscal 2006 and 2005, respectively), which was amortized over the vesting period. Approximately $365,000 and $420,000 was recorded as compensation expense in fiscal 2006 and 2005, respectively.

On April 1, 2006, the Company accelerated the vesting of 523,585 stock options whose exercise prices were below its closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options is intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R), “Share-Based Payment.”

Stock Option Plans

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of April 1, 2006, there were outstanding options to purchase 185,600 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of April 1, 2006, there were outstanding options to purchase 437,992 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2005 Long-Term Incentive Plan

The Company adopted the 2005 Long-Term Incentive Plan effective upon the completion of its initial public offering in August 2005. The plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The purpose of the plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

1,139,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. Of this amount, 683,502 options were awarded to the Company’s CEO at the time of the Company’s initial public offering in August 2005 at the offering price of $14.50 per share and the remainder has been reserved for grants to the Company’s employees (other than the Company’s CEO) at the discretion of the Company’s compensation committee. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s compensation committee will administer the plan. The Company’s board of directors also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

Stock Options. Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. As of April 1, 2006, there were outstanding options to purchase 696,002 shares of common stock granted the 2005 plan, all of which were exercisable.

The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion.

Stock Appreciation Rights. The compensation committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the plan. Under the 2005 Long-Term Incentive Plan, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised.

Performance Awards. The compensation committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities.

Amendment and Termination of the Plan. The board may amend or terminate the 2005 Long-Term Incentive Plan at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. If not previously terminated by the board, the plan will terminate on the tenth anniversary of its adoption.

A summary of the status of the Company’s warrants and stock options outstanding as of April 1, 2006, April 2, 2005 and April 3, 2004, and changes during the years ended on those dates, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted Average Exercise Price
Outstanding, March 29, 2003	3,091,250	$1.52
Awarded fiscal 2004	93,250	9.80
Cancelled fiscal 2004	(45,075)	4.81
Outstanding, April 3, 2004	3,139,425	1.72
Awarded fiscal 2005	179,575	8.00
Exercised fiscal 2005	(13,866)	2.49
Cancelled fiscal 2005	(21,034)	8.07
Outstanding, April 2, 2005	3,284,100	2.06
Awarded fiscal 2006	698,502	14.49
Exercised fiscal 2006	(1,658,366)	0.67
Outstanding, April 1, 2006	2,324,236	$6.78

During the fiscal year ended April 1, 2006, the Company awarded options to purchase common stock as follows: 2,500 options at an exercise price of $8.00; 683,502 options at an exercise price of $14.50; and 12,500 options at an exercise price of $15.33.

The following table summarizes information about stock options and warrants outstanding at April 1, 2006:

Exercise Price and Weighted Average Exercise Price	Options/Warrants Outstanding	Weighted Average Contractual Life	Options/Warrants Exercisable
$0.40	692,142	1.3 years	692,142
$2.06	498,100	1.8 years	498,100
$12.00	222,742	6.5 years	222,742
$8.00	206,250	7.5 years	206,250
$3.20	9,000	7.5 years	9,000
$14.50	683,502	9.5 years	683,502
$15.33	12,500	9.5 years	12,500
	2,324,236		2,324,236

17.          Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through January 2016, with rental expense aggregating $1,936, $2,045 and $1,801 in fiscal 2006, 2005 and 2004, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2006, 2005 and 2004 aggregated $1,220, $1,172 and $579, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2007	$3,474
2008	2,981
2009	2,659
2010	2,202
2011	1,502
Thereafter	6,135
$18,953

The Company entered into an agreement with Whitney, a related party, whereby a quarterly management services fee was paid for certain consulting and management advisory services, as directed by the board of directors of the Company and agreed to by Whitney. Such ongoing fees aggregated $173, $450 and $450 for fiscal 2006, 2005 and 2004, respectively. As of August 2005, this agreement is no longer in effect. At April 2, 2005 and April 3, 2004, amounts payable to Whitney were $338 and $338, respectively.

As of April 1, 2006, approximately 26% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions. One of the collective bargaining agreements covering approximately 54 employees (4.5% of the Company’s hourly employees) expires in June 2007.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental controls in fiscal years 2007 or 2008.

Investigation and remediation of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facilities in Hartsville, South Carolina and Fairfield, Connecticut. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit the Company to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. Although there can be no assurance, the Company does not expect any of those to be material.

The Company received notice in 2003 from the U.S. Environmental Protection Agency that the Company had been named a potentially responsible de minimis party for past disposal of hazardous substances at the Operating Industries, Inc. Landfill in Monterey, Calif. Any such disposal would have been conducted prior to the Company’s ownership, and the Company notified the former owners of a potential claim for indemnification based on the indemnity described above. The Company is currently negotiating a de minimis settlement with the U.S. Environmental Protection Agency and expects that any settlement, even if the Company is unsuccessful in obtaining indemnification, will not be material to its financial position or results of operations.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its financial position or results of operations. The Company currently maintains insurance coverage for product liability claims.

18.          Other Expense, Net

Other expense, net is comprised of the following:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Management fees	$173	$474	$525
Loss on disposition of assets	24	1,989	236
Write-off of acquisition costs	—	—	399
Plant consolidation costs	1,024	—	—
Provision for doubtful accounts	244	472	378
Other expense	959	591	124
	$2,424	$3,526	$1,662

19.          Related Party Transactions

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

20.          Reportable Segments

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

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales, operating income and total assets. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Net External Sales
Roller	$96,466	$92,281	$63,106
Plain	115,091	93,250	77,578
Ball	46,378	41,881	35,801
Other	16,574	15,604	10,846
	$274,509	$243,016	$187,331

Operating Income
Roller	$23,340	$17,030	$11,259
Plain	30,955	22,647	18,573
Ball	9,692	9,070	6,676
Other	1,478	797	378
Corporate	(26,886)	(17,405)	(14,757)
	$38,579	$32,139	$22,129

Total Assets
Roller	$52,545	$43,113	$36,784
Plain	142,957	115,930	104,824
Ball	21,023	26,438	21,145
Other	6,932	8,287	6,689
Corporate	52,466	56,401	65,304
	$275,923	$250,169	$234,746

Capital Expenditures
Roller	$4,390	$3,496	$2,108
Plain	3,490	2,669	1,535
Ball	1,130	936	795
Other	832	784	349
Corporate	499	1,641	164
	$10,341	$9,526	$4,951

	Fiscal Year Ended
	April 1, 2006	April 2, 2005	April 3, 2004
Depreciation & Amortization
Roller	$3,073	$2,618	$2,453
Plain	3,035	2,501	2,568
Ball	1,299	1,300	1,549
Other	1,151	1,281	1,178
Corporate	773	1,085	1,434
	$9,331	$8,785	$9,182

Geographic External Sales
Domestic	$243,576	$215,381	$166,763
Foreign	30,933	27,635	20,568
	$274,509	$243,016	$187,331

Geographic Long-Lived Assets
Domestic	$55,224	$52,566	$52,956
Foreign	2,804	2,777	3,293
	$58,028	$55,343	$56,249

Intersegment Sales
Roller	$9,412	$7,275	$1,669
Plain	851	1,982	880
Ball	5,099	4,073	397
Other	13,313	10,147	6,349
	$28,675	$23,477	$9,295

All intersegment sales are eliminated in consolidation.

21.          Subsequent Event

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., the Company and the selling stockholders sold 8,989,550 shares of the Company’s common stock (5,995,529 sold by the selling stockholders). The offering yielded aggregate net proceeds to the Company of approximately $57,000 after payment of the underwriting discount and offering expenses. The full amount of the net proceeds were used to prepay outstanding balances under the Term Loan.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 1. 2006 and is hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.  Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 1, 2006 and April 2, 2005

Consolidated Statements of Operations for the years ended April 1, 2006, April 2, 2005 and April 3, 2004

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended April 1, 2006, April 2, 2005 and April 3, 2004

Consolidated Statements of Cash Flows for the years ended April 1, 2006, April 2, 2005 and April 3, 2004

Notes to Consolidated Financial Statements

(a)      2.  Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this report:

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED APRIL 1, 2006, APRIL 2, 2005 AND APRIL 3, 2004

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2006	$628	$244	$(34)	$838
2005	770	472	(614)	628
2004	744	378	(352)	770

Schedules other than those listed above have been omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

(a)      3.  Exhibits

The following exhibits are filed as part of this report.

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 333-124824.

Exhibit
Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated's Registration Statement on Form S-1, file No. 333-124824 (the "Registration Statement") dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1

Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated's Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

4.2

Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

4.3

Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

10.1	Fifth Amended and Restated Credit Agreement, dated as of August 15, 2005, filed as Exhibit 99.1 on Form 8-K dated August 19, 2005 is hereby incorporated by reference herein.

10.2

Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated as of February 18, 1998 with form of agreement filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.3

Form of Stock Transfer Restriction Agreement between RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) and certain of its stockholders filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.4

Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.5

Form of RBC Bearings Inc. 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

10.6

Agreement of Lease between Robear West Trenton Associates, L.P. and Roller Bearing Company of America, Inc., dated February 10, 1999, for West Trenton, New Jersey premises filed as Exhibit 10.6 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.7

First Amendment to Office Lease, dated July 26, 2004, between Robear West Trenton Associates, L.P. and Roller Bearing Company of America, Inc. filed as Exhibit 10.7 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.8

Indenture of Lease dated March 31, 2004 between Roller Bearing Company of America, Inc., and Raymond Hunicke, LLC, a Connecticut limited liability company filed as Exhibit 10.8 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.9

Executed counterpart of the Pledge and Security Agreement, dated as of September 1, 1994, between Roller Bearing Company of America, Inc., Heller Financial, Inc. and Mark Twain Bank filed as Exhibit 10.9 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.10

Loan Agreement, dated as of September 1, 1994, between the South Carolina Job—Economic Development Authority and Roller Bearing Company of America, Inc. with respect to the Series 1994A Bonds filed as Exhibit 10.10 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.11

Trust Indenture, dated as of September 1, 1994, between the South Carolina Job—Economic Development Authority and Mark Twain Bank, as Trustee, with respect to the Series 1994A Bonds filed as Exhibit 10.12 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.12

Loan Agreement, dated as of September 1, 1994, between the South Carolina Job—Economic Development Authority and Roller Bearing Company of America, Inc., with respect to the Series 1994B Bonds filed as Exhibit 10.13 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.13

Trust Indenture, dated as of September 1, 1994, between the South Carolina Job—Economic Development Authority and Mark Twain Bank, as Trustee, with respect to the Series 1994B Bonds filed as Exhibit 10.14 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.14

Collective Bargaining Agreement between Heim, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U.A.W., and Amalgamated Local 376, U.A.W., expires January 31, 2008 filed as Exhibit 10.15 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.15

Collective Bargaining Agreement between Roller Bearing Company of America, Inc. and the International Union U.A.W. and its Local 502, expires June 30, 2007 filed as Exhibit 10.15 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.16

Collective Bargaining Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America, AFL-CIO, Local 7461- 01, expires June 13, 2008, as filed as Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-1 dated July 26, 2005, is hereby incorporated by reference herein.

10.17

Employment Agreement, dated as of July 1, 2005, between the Company and Michael J. Hartnett, Ph.D filed as Exhibit 10.19 to Amendment No. 4 to the Registration Statement dated August 8, 2005 is hereby incorporated by reference herein.

10.18

Amended and Restated Promissory Note, dated as of December 15, 2000, for $500,000, made by Michael J. Hartnett, Ph.D. and payable to Roller Bearing Company of America, Inc filed as Exhibit 10.20 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.19

Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and Roller Bearing Company of America, Inc filed as Exhibit 10.21 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.20

Indenture Of Trust, dated as of April 1, 1999, between California Infrastructure and Economic Development Bank and U.S. Bank Trust National Association, as Trustee filed as Exhibit 10.22 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.21

Tax Regulatory Agreement, dated as of April 1, 1999, by and among California Infrastructure and Economic Development Bank, U.S. Bank Trust National Association, as Trustee, and Roller Bearing Company of America, Inc filed as Exhibit 10.23 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.22

Lease Agreement, dated as of December 17, 1999, between Schaublin SA and RBC Schaublin SA filed as Exhibit 10.24 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.23

Lease by and among ABCS Properties, LLC, Michael H. Short and Lynn C. Short and Bremen Bearings, Inc. dated August 31, 2001 filed as Exhibit 10.25 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.24

Guarantee dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender filed as Exhibit 99.2 on Form 8-K dated August 19, 2005 is hereby incorporated by reference herein.

10.25

Security Agreement, dated May 30, 2002, by and among Roller Bearing Company of America, Inc., certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender, as filed as Exhibit 10.27 to the Registration Statement on Form S-1 dated May 11, 2005, is hereby incorporated by reference herein.

10.26

Pledge Agreement, dated May 30, 2002, by and among Roller Bearing Company of America, Inc., certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender, as filed as Exhibit 10.28 to the Registration Statement on Form S-1 dated May 11, 2005, is hereby incorporated by reference herein.

10.27

Pledge Agreement, dated August 15, 2005, by and between RBC Bearings Incorporated and General Electric Capital Corporation, as agent and Lender filed as Exhibit 99.3 on Form 8-K dated August 19, 2005 is hereby incorporated by reference herein.

10.28

Master Reaffirmation, dated August 15, 2005, by and among the Company and certain of its subsidiaries and General Electric Capital Corporation, as agent and Lender filed as Exhibit 99.4 on Form 8-K dated August 19, 2005 is hereby incorporated by reference herein.

10.29

Master Reaffirmation and Amendment to Loan Documents, dated June 29, 2004, by and among Roller Bearing Company of America, Inc., certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender, as filed as Exhibit 10.32 to the Registration Statement on Form S-1 dated May 11, 2005, is hereby incorporated by reference herein.

10.30

Lease Agreement dated May 17, 2004 by and between Shadowmoss Properties, LLC, a South Carolina limited liability company and Roller Bearing Company of America, Inc filed as Exhibit 10.33 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.31

Credit Agreement, dated December 8, 2003, between Credit Suisse and Schaublin SA filed as Exhibit 10.34 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.32

Amendment No. 1 to Credit Agreement, dated November 8, 2004, between Credit Suisse and Schaublin SA filed as Exhibit 10.35 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.33

Letter Agreement by and among RBC Bearings Incorporated, Roller Bearing Company of America, Inc. Whitney & Co. and Dr. Michael J. Hartnett dated June 17, 2005, as filed as Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1 dated July 26, 2005, is hereby incorporated by reference herein.

10.34

Second Amended and Restated Stockholders' Agreement by and among RBC Bearings Incorporated, Whitney RBHC Investor, LLC, Whitney V.L.P., Dr. Michael J. Hartnett and Hartnett Family Investments, L.P. dated February 6, 2003 filed as Exhibit 10.37 to Amendment No. 4 to the Registration Statement dated August 9, 2005 is hereby incorporated by reference herein.

10.35

Amendment No. 1 dated August 13, 2005 to the Second Amended and Restated Stockholders' Agreement by and among RBC Bearings Incorporated, Whitney RBHC Investors, LLC, Whitney V.L.P., Dr. Michael J. Hartnett and Hartnett Family Investments, L.P. dated February 6, 2003, filed as Exhibit 10.38 to Amendment No. 4 to the Registration Statement dated August 9, 2005 is hereby incorporated by reference herein.

10.36	Purchase Agreement dated August 9, 2005 filed as Exhibit 1.1 on Form 8-K dated August 15, 2005 is hereby incorporated by reference herein.

14.1	Code of Ethics of the Registrant filed as Exhibit 14 to Form 10-Q dated February 14, 2006 is hereby incorporated by reference herein.

21.1	Subsidiaries of the Registrant, as filed as Exhibit 21.2 to the Registration Statement on Form S-1 dated March 16, 2006, is hereby incorporated by reference herein.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*                    This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
Name:	Dr. Michael J. Hartnett
Title:	Chief Executive Officer
Date:	June 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DR. MICHAEL J. HARTNETT	Chairman, President and Chief Executive Officer
Dr. Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: June 16, 2006

/s/ DANIEL A. BERGERON	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: June 16, 2006

/s/ THOMAS BURIGO	Corporate Controller
Thomas Burigo
Date: June 16, 2006

/s/ ROBERT ANDERSON	Director
Robert Anderson
Date: June 16, 2006

/s/ RICHARD R. CROWELL	Director
Richard R. Crowell
Date: June 16, 2006

/s/ WILLIAM P. KILLIAN	Director
William P. Killian
Date: June 16, 2006

/s/ ALAN B. LEVINE	Director
Alan B. Levine
Date: June 16, 2006

/s/ DR. AMIR FAGHRI	Director
Dr. Amir Faghri
Date: June 16, 2006

/s/ DR. THOMAS J. O’BRIEN	Director
Dr. Thomas J. O’Brien
Date: June 16, 2006