Form 10-Q
period 2006-07-01
RBC Bearings INC
filed 2006-08-08
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from to	.

Commission File Number:   333-124824

RBC Bearings Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center
Oxford, CT 06478	06478
(Address of Principal Executive Offices)	(Zip Code)

(203) 267-7001
(Registrant’s telephone number, including area code)

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

Large Accelerated filer   ☐         Accelerated filer   ☒         Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No   ☒

As of July 29, 2006, RBC Bearings Incorporated had 20,453,454 shares of Class A Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	July 1, 2006	April 1, 2006
ASSETS	(Unaudited)
Current assets:
Cash	$9,057	$16,126
Accounts receivable, net of allowance for doubtful accounts of $793 at July 1, 2006 and $838 at April 1, 2006	53,618	50,935
Inventory	101,436	103,148
Deferred income taxes	5,410	5,412
Prepaid expenses and other current assets	2,286	2,453
Total current assets	171,807	178,074
Property, plant and equipment, net	58,509	58,028
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $1,767 at July 1, 2006 and $1,616 at April 1, 2006	3,830	3,981
Deferred financing costs, net of accumulated amortization of $231 at July 1, 2006 and $1,269 at April 1, 2006	1,315	4,233
Deferred income taxes	5,243	4,616
Other assets	1,884	1,841
Total assets	$267,738	$275,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,397	$19,436
Accrued expenses and other current liabilities	8,523	8,572
Current portion of long-term debt	1,804	3,217
Capital lease obligations	259	237
Total current liabilities	28,983	31,462
Long-term debt, less current portion	88,911	162,530
Capital lease obligations, less current portion	403	170
Other non-current liabilities	8,722	8,421
Total liabilities	127,019	202,583

Stockholders’ equity:
Common Stock, $.01 par value; authorized shares: 60,000,000; issued and outstanding shares: 20,453,454 at July 1, 2006 and 16,976,381 at April 1, 2006	205	170
Additional paid-in capital	165,045	103,317
Accumulated other comprehensive loss	(2,800)	(3,392)
Accumulated deficit	(21,731)	(26,755)
Total stockholders’ equity	140,719	73,340
Total liabilities and stockholders’ equity	$267,738	$275,923

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 1, 2006	July 2, 2005
Net sales	$75,231	$66,001
Cost of sales	51,722	46,725

Gross margin	23,509	19,276

Operating expenses:
Selling, general and administrative	9,627	8,494
Other, net	384	384
Total operating expenses	10,011	8,878

Operating income	13,498	10,398

Interest expense, net	2,162	5,129
Loss on early extinguishment of debt	3,576	—
Income before income taxes	7,760	5,269
Provision for income taxes	2,736	1,924
Net income	5,024	3,345

Preferred stock dividends	—	(599)
Participation rights of preferred stock in undistributed earnings	—	(630)
Net income available to common stockholders	$5,024	$2,116

Net income per common share:
Basic	$0.25	$0.34
Diluted	$0.24	$0.19
Weighted average common shares:
Basic	20,088,482	6,202,767
Diluted	20,913,218	10,996,658

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$5,024	$3,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,252	2,346
Deferred income taxes	2,459	1,679
Amortization of intangible assets	151	142
Amortization of deferred financing costs and debt discount	175	248
Amortization of deferred stock compensation	—	81
Loss on disposition of assets	32	1
Loss on early extinguishment of debt (non-cash portion)	3,576	—
Other	9	11
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,277)	4,792
Inventory	2,515	(4,417)
Prepaid expenses and other current assets	172	(742)
Other non-current assets	(38)	(122)
Accounts payable	(1,253)	(874)
Accrued expenses and other current liabilities	(162)	(1,612)
Other non-current liabilities	274	319
Net cash provided by operating activities	12,909	5,197

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,611)	(2,630)
Proceeds from sale of assets	9	—
Net cash used in investing activities	(2,602)	(2,630)

Cash flows from financing activities:
Increase (decrease) in revolving credit facility	70,000	(3,884)
Proceeds from sale of stock	57,824	—
Exercise of stock options and warrants	855	—
Payments on term loans	(145,250)	(334)
Principal payments on capital lease obligations	(73)	(72)
Financing fees paid in connection with senior credit facility	(833)	—
Net cash used in financing activities	(17,477)	(4,290)

Effect of exchange rate changes on cash	101	162

Cash and cash equivalents:
Decrease during the period	(7,069)	(1,561)
Cash, at beginning of period	16,126	2,635

Cash, at end of period	$9,057	$1,074

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,909	$6,942
Income taxes	$160	$200

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States.  The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006.

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Miller”), RBC Precision Products - Plymouth Inc. (“Bremen”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings, S.A. and its wholly-owned subsidiaries (“Schaublin”),  RBC de Mexico (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”) and RBC Southwest Products, Inc. (“SWP”) as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”). The U.S. Bearings (“USB”) division is now a part of SWP.  All material intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K.

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

The results of operations for the three month period ended July 1, 2006 are not necessarily indicative of the operating results for the full year. The amounts shown are in thousands, unless otherwise indicated.

1.  Secondary Offering

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., the Company, along with certain of its stockholders, sold 8,989,550 shares of its common stock (5,995,529 sold by certain of the Company’s stockholders). The offering yielded the Company aggregate net proceeds of $57,824 after payment of the underwriting discount, commissions and offering expenses.  The full amount of the net proceeds were used to prepay outstanding balances under the Amended Term Loan.

2. Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders (both Class A and Class B common stockholders shared equally in net income) by the weighted-average number of common shares outstanding. Prior to August 15, 2005, the Company also had outstanding Class B convertible participating preferred stock (the Class B preferred stock participated in all undistributed earnings with the common stock). The Company allocated earnings to the common stockholders and the Class B convertible participating preferred stockholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS Statement No. 128.” The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and its Class B convertible participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s Class B convertible participating preferred stock was not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the Class B preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares, dilutive common share equivalents then outstanding using the treasury stock method and, prior to August 15, 2005, the assumed conversion of the Class B convertible participating preferred stock to common shares (if-converted method). If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 1, 2006	July 2, 2005
Numerator:
Net income	$5,024	$3,345
Preferred stock dividends	—	(599)
Participation rights of preferred stock in undistributed earnings	—	(630)
Numerator for basic and diluted net income per common share—income available to common stockholders under the two-class method	5,024	2,116
Preferred stock dividends and participation rights of preferred stock	—	1,229

Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$5,024	$3,345
Denominator:

Denominator for basic net income per common share—weighted-average shares	20,088,482	6,202,767
Effect of dilution due to employee stock options and warrants	824,736	2,947,496
Effect of dilution due to convertible preferred stock	—	1,846,395
Denominator for diluted net income per common share—adjusted weighted-average shares	20,913,218	10,996,658

Basic net income per common share	$0.25	$0.34

Diluted net income per common share	$0.24	$0.19

3.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	July 1, 2006	April 1, 2006

Raw materials	$7,775	$7,845
Work in process	30,304	30,147
Finished goods	63,357	65,156
	$101,436	$103,148

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS No. 151 in fiscal 2007. This adoption did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

4.  Comprehensive Income

The components of comprehensive income that relate to the Company are net income, foreign currency translation adjustments and minimum pension liability.  Total comprehensive income is as follows:

	Three Months Ended
	July 1, 2006	July 2, 2005
Net income	$5,024	$3,345

Foreign currency translation adjustments	592	(617)
Minimum pension liability	—	(412)
Total comprehensive income	$5,616	$2,316

5.  Stock-Based Compensation

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of July 1, 2006, there were outstanding options to purchase 185,600 shares of common stock granted under the

1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of July 1, 2006, there were outstanding options to purchase 374,492 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

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

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant.  As of July 1, 2006, there were outstanding options to purchase 696,002 shares of common stock granted the 2005 plan, all of which were exercisable.

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

A summary of the status of the Company’s warrants and stock options outstanding as of July 1, 2006 and changes during the three months then ended, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted Average Exercise Price
Outstanding, April 1, 2006	2,324,236	$6.78
Exercised first quarter fiscal 2007	(482,352)	1.77
Outstanding, July 1, 2006	1,841,884	$8.09

There were no options awarded during the first quarter of fiscal 2007. The intrinsic value of the options exercised during the first quarter of fiscal 2007 was approximately $9,511.

The following table summarizes information about stock options and warrants outstanding at July 1, 2006:

Exercise Price	Options/Warrants Outstanding	Weighted Average Contractual Life	Options/Warrants Exercisable	Intrinsic Value as of July 1, 2006
$0.40	273,290	1.1 years	273,290	$6,094
$2.06	498,100	1.6 years	498,100	10,281
$12.00	177,742	6.3 years	177,742	1,902
$8.00	187,750	7.3 years	187,750	2,760
$3.20	9,000	7.3 years	9,000	175
$14.50	683,502	9.3 years	683,502	5,605
$15.33	12,500	9.3 years	12,500	92
	1,841,884		1,841,884	$26,909

Effective April 2, 2006, the first day of the Company’s fiscal year, the Company adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant date fair value of the instruments issued recognized over the requisite service period. The Company has elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (all awards granted to employees prior to the effective date of SFAS No. 123(R) were accelerated in fiscal 2006 and have no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

As a result of adopting SFAS No. 123(R) in fiscal 2007, the Company’s income from continuing operations for the three months ended July 1, 2006 was not affected since there were no stock option grants in fiscal 2007. Future awards, when granted, will be valued using the Black-Scholes option pricing model. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

Pro forma information for the first quarter of fiscal 2006 is detailed below:

Net income, as reported	$3,345
Plus: stock-based compensation expense included in reported net income, net of tax	51
Less: stock-based compensation expense determined under fair value method, net of tax	(91)
Pro forma net income	$3,305

Net income per common share, as reported:
Basic	$0.34
Diluted	$0.19
Net income per common share, pro forma:
Basic	$0.33
Diluted	$0.19

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first quarter of fiscal 2006.

Dividend yield	0.0%
Expected weighted-average life (in years)	7.0
Risk-free interest rate	3.5%
Expected volatility	0.4%

6.  Debt

On June 26, 2006, RBCA terminated its August 15, 2005 Amended Credit Agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the Company’s margin is 0.0% for prime rate loans and 1.0% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The KeyBank Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following:

•       From the closing date through March 31, 2007, a ratio of consolidated net debt to adjusted  EBITDA not to exceed 3.5 to 1, and from June 30, 2007, a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1.

•       A consolidated fixed charge coverage ratio not to exceed 1.5 to 1.

The KeyBank Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the credit agreement. The Company’s obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of the Company’s and RBCA’s assets and a guaranty by the Company of RBCA’s obligations.

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of July 1, 2006, $70,000 was outstanding under the KeyBank Credit Agreement. The

Company recorded a non-cash pre-tax charge of approximately $3,576 in the first quarter of fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $833 associated with the KeyBank Credit Agreement were also recorded in the first quarter of fiscal 2007.

Approximately $21,410 of the KeyBank Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of July 1, 2006, RBCA had the ability to borrow up to an additional $58,590 under the KeyBank Credit Agreement.

The balances payable under all borrowing facilities are as follows:

	July 1, 2006	April 1, 2006
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (6.375% at July 1, 2006)	$70,000	$—

Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $137,750 due July 1, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	145,250
Amended Revolving Credit Facility; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	—

Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	4,060	3,842

Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021.	1,155	1,155
Series 1999, bears interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	90,715	165,747
Less: Current Portion	1,804	3,217
Long-Term Debt	$88,911	$162,530

The current portion of long-term debt as of July 1, 2006 includes $1,624 of borrowings under the Swiss Credit Facility and $180 payable under the IRB’s.  As of April 1, 2006, the current portion of long-term debt includes $1,537 of borrowings under the Swiss Credit Facility, $1,500 payable under the Amended Term Loan and $180 payable under the IRB’s.

7.  Income Taxes

The effective income tax rates for the three month periods ended July 1, 2006 and July 2, 2005 were 35.3% and 36.5%, respectively.

The change in the effective income tax rates from period to period is mostly due to the application of the new manufacturing deduction and the elimination of franchise taxes in certain states.

8.  Pension and Post-retirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania was frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue against this plan and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan.

The following tables illustrate the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended
	July 1, 2006	July 2, 2005
Components of net periodic benefit cost:
Service cost	$137	$144
Interest cost	256	246
Expected return on plan assets	(324)	(283)
Amortization of prior service cost	2	—
Amortization of losses	53	62
Curtailment loss	100	—

Total net periodic benefit cost	$224	$169

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

The following tables illustrate the components of net periodic benefit cost for the Company’s other post-retirement benefits:

	Other Post-Retirement Benefits Three Months Ended
	July 1, 2006	July 2, 2005
Components of net periodic benefit cost:
Service cost	$33	$56
Interest cost	54	62
Prior service cost amortization	(31)	(105)
Amount of loss recognized	16	41
Curtailment loss	182	—

Total net periodic benefit cost	$254	$54

9.  Reportable Segments

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

	Three Months Ended
	July 1, 2006	July 2, 2005
Net External Sales
Roller	$24,241	$24,424
Plain	34,029	26,445
Ball	12,162	10,616
Other	4,799	4,516
	$75,231	$66,001

Operating Income
Roller	$6,148	$5,279
Plain	9,099	6,654
Ball	2,931	2,485
Other	811	551
Corporate	(5,491)	(4,571)
	$13,498	$10,398
Geographic External Sales
Domestic	$65,431	$58,822
Foreign	9,800	7,179
	$75,231	$66,001

Intersegment Sales
Roller	$2,024	$2,061
Plain	270	216
Ball	1,002	1,066
Other	3,546	3,071
	$6,842	$6,414

All intersegment sales are eliminated in consolidation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement As To Forward-Looking Information

The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts, included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are “forward-looking statements” as the term is defined in the Private Securities Litigation Reform Act of 1995.

 The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the our Annual Report on Form 10-K for the year ended April 1, 2006 and other filings made with the Securities and Exchange Commission. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Backlog as of July 1, 2006 was $167.5 million versus $136.4 million for the same period last year. The Company continues to see positive momentum from the diversified industrial, aerospace and defense markets. Management believes that operating cash flows and available credit under the new credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	July 1, 2006	July 2, 2005
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	31.2	29.2
Selling, general and administrative	12.8	12.9
Other, net	0.5	0.6
Operating income	17.9	15.7
Interest expense, net	2.9	7.8
Loss on early extinguishment of debt	4.7	—
Income before income taxes	10.3	7.9
Provision for income taxes	3.6	2.9
Net income	6.7	5.0

Three Month Period Ended July 1, 2006 Compared to Three Month Period Ended July 2, 2005

Net Sales.  Net sales for the three month period ended July 1, 2006 were $75.2 million, an increase of $9.2 million, or 14.0%, compared to $66.0 million for the comparable period in fiscal 2006. During the three month period ended July 1, 2006, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 32.5% in the first quarter of fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand. Our net sales to our diversified industrial customers grew 1.4% in the first quarter of fiscal 2007 compared to the same period last year.  Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and industrial distribution grew 8.0%, offset by a decrease in year-over-year volume in our class 8 truck market.

The Plain Bearing segment achieved net sales of $34.0 million for the three month period ended July 1, 2006, an increase of $7.6 million, or 28.7%, compared to $26.4 million for the comparable period in the prior year. Net sales to our diversified industrial customers accounted for $1.5 million of the increase, driven primarily by demand in the construction and mining heavy equipment sectors, general industrial business, and strong aftermarket demand. The commercial and military aerospace market accounted for $6.1 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

The Roller Bearing segment achieved net sales of $24.2 million for the three month period ended July 1, 2006, a decrease of $0.2 million, or 0.8%, compared to $24.4 million for the comparable period in the prior year. Net sales to the class 8 truck market declined by $1.6 million. The aerospace and defense market accounted for an offsetting $2.1 million increase, driven primarily by increasing build rates and maintenance requirements for military aircraft.

The Ball Bearing segment achieved net sales of $12.2 million for the three month period ended July 1, 2006, an increase of $1.6 million, or 14.6%, compared to $10.6 million for the comparable period in the prior year.  Of this increase, $1.3 million was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications. Sales to our customers in the industrial market increased $0.3 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $4.8 million for the three month period ended July 1, 2006, an increase of $0.3 million, or 6.3%, compared to $4.5 million for the same period last year. This increase was primarily due to increased sales of machine tool collets and ball screws for mainly industrial applications.

Gross Margin.  Gross margin was $23.5 million, or 31.2% of net sales, for the three month period ended July 1, 2006, versus $19.3 million, or 29.2% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, higher prices, a shift in mix toward higher margin products, and increased manufacturing efficiency.

Selling, General and Administrative.  SG&A expenses increased by $1.1 million, or 13.3%, to $9.6 million for the three month period ended July 1, 2006 compared to $8.5 million for the same period in fiscal 2006. The increase was primarily due to an increase in personnel necessary to support our increased volume, higher professional service fees, and additional costs associated with being a public company.  As a percentage of net sales, SG&A declined to 12.8% for the three month period ended July 1, 2006 compared to 12.9% for the comparable period in fiscal 2006. The decline was primarily due to continued control of fixed costs and controlled expansion of headcount.

Other, net.  Other, net for the three month period ended July 1, 2006 of $0.4 million was flat with the comparable period in fiscal 2006. For the three month period ended July 1, 2006, other, net included $0.2 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation and $0.2 million of amortization of intangibles. For the three month period ended July 2, 2005, other, net consisted of an expense of $0.1 million of management fees, $0.1 million of bad debt expense and $0.2 million of other expenses.

Operating Income.  Operating income was $13.5 million, or 17.9% of net sales, for the three month period ended July 1, 2006 compared to $10.4 million, or 15.7% of net sales, for the three month period ended July 2, 2005. Operating income for the Plain Bearing segment was $9.1 million for the three month period ended July 1, 2006, or 26.7% of net sales, compared to $6.7 million for the same period last year, or 25.2% of net sales. Our Roller Bearing segment achieved an operating income for the three month period ended July 1, 2006 of $6.1 million, or 25.4% of net sales, compared to $5.3 million, or 21.6% of net sales, for the three month period ended July 2, 2005.  Our Ball Bearing segment achieved an operating income of $2.9 million, or 24.1% of net sales, for the three month period ended July 1, 2006, compared to $2.5 million, or 23.4% of net sales, for the comparable period in fiscal 2006. Our Other segment achieved an operating income of $0.8 million, or 16.9% of net sales, for the three month period ended July 1, 2006, compared to $0.6 million, or 12.2% of net sales, for the comparable period in fiscal 2006. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net decreased by $2.9 million, or 57.9%, to $2.2 million in the three month period ended July 1, 2006, compared to $5.1 million in the same period last fiscal year.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.2 million for the three month periods ended July 1, 2006 and July 2, 2005, respectively.

Loss on Early Extinguishment of Debt.  For the three month period ended July 1, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred debt issuance costs associated with the early termination of the senior credit facility.

Income Before Income Taxes.  Income before taxes increased by $2.5 million, to $7.8 million for the three month period ended July 1, 2006 compared to a $5.3 million for the three month period ended July 2, 2005.

Income Taxes.  Income tax expense for the three month period ended July 1, 2006 was $2.7 million compared to $1.9 million for the three month period ended July 2, 2005. Our effective income tax rate for the three month period ended July 1, 2006 was 35.3 % compared to 36.5% for the three month period ended July 2, 2005.

Net Income.  Net income increased by $1.7 million to $5.0 million for the three month period ended July 1, 2006 compared to $3.3 million for the three month period ended July 2, 2005.

Liquidity and Capital Resources

Liquidity

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., we, along with certain of our stockholders, sold 8,989,550 shares of our common stock (5,995,529 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of approximately $57.8 million after payment of the underwriting discount, commissions and offering expenses.  The full amount of the net proceeds were used to prepay outstanding balances under the Amended Term Loan.

On June 26, 2006 we entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides us with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.0% for prime rate loans and 1.0% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on its expiration date (June 24, 2011). We may elect to prepay some or all of the outstanding balance from time to time without penalty.

On June 26, 2006, RBCA terminated the Amended Credit Agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss Francs, or approximately $7.7 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss Francs, or approximately $1.5 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of July 1, 2006, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss Francs, or approximately $3.1 million. As of July 1, 2006, $4.1 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Cash Flow

Three Month Period Ended July 1, 2006 Compared to the Three Month Period Ended July 2, 2005

In the three month period ended July 1, 2006, we generated cash of $12.9 million from operating activities compared to $5.2 million for the three month period ended July 2, 2005. The increase of $7.7 million was mainly a result of an increase of $1.7 million in net income, a change in operating assets and liabilities of $2.4 million and non-cash charges of $3.6 million related to the loss on extinguishment of debt.

Cash used for investing activities was $2.6 million relating to capital expenditures for the three month periods ending July 1, 2006 and July 2, 2005, respectively.

Financing activities used $17.5 million in the three month period ended July 1, 2006. We received net proceeds of $57.8 million from our secondary offering (see Note 1) which were used, in addition to $10.0 million in cash from operations, to pay down the term loan under the Amended Credit Agreement. The balance of approximately $78.0 million was refinanced and further reduced to $70.0 million by using approximately $8.0 million from cash from operations.

Capital Expenditures

Our capital expenditures were $2.6 million for the three month period ended July 1, 2006. We expect to make capital expenditures of approximately $12.0 to $14.0 million during fiscal 2007 in connection with our existing business. We intend to fund our fiscal 2007 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Facility. We may also make substantial additional capital expenditures in connection with acquisitions. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we do evaluate acquisition opportunities regularly.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of July 1, 2006. The table does not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
Significant Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Total debt (1)	$90,715	$1,804	$3,516	$71,200	$14,195
Capital lease obligations	662	259	221	182	—
Operating leases (2)	18,953	3,474	5,640	3,704	6,135
Interest payments (3)	29,202	5,262	10,129	9,887	3,924
Pension and post-retirement benefits (2)	14,260	1,119	2,328	2,705	8,108
Total significant contractual cash obligations	$153,792	$11,918	$21,834	$87,678	$32,362

(1)                Includes the $70.0 million KeyBank Credit Agreement and other senior debt consisting of the Swiss Credit Facility, industrial revenue bonds and other debt totaling $20.7 million.

(2)                Operating leases and pension and post-retirement benefits are estimated as unchanged from fiscal year end 2006.

(3)                Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 5.35%.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of July 1, 2006, our margin is 0.0% for prime rate loans (prime rate at July 1, 2006 was 8.25%) and 1.0% for LIBOR rate loans (one month LIBOR rate at July 1, 2006 was 5.35%). As of July 1, 2006, based on the aggregate amount of $70.0 million outstanding under our Amended Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.7 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were denominated in foreign currencies for fiscal 2006. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended July 1, 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Exhibit Description
10.1

Credit Agreement, dated as of June 26, 2006 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.1 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.2

Parent Guaranty, dated June 26, 2006, by and between RBC Bearings Incorporated and KeyBank National Association, as Adminstrative Agent and Lender filed as Exhibit 99.2 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.3

Security Agreement, dated June 26, 2006, by and between Roller Bearing Company of America, Incorporated and KeyBank National Association, as Adminstrative Agent and Lender filed as Exhibit 99.3 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

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

RBC Bearings Incorporated

/s/ Dr. Michael J. Hartnett
By: Dr. Michael J. Hartnett
Its: Chief Executive Officer

RBC Bearings Incorporated

/s/ Daniel A. Bergeron
By: Daniel A. Bergeron
Its: Chief Financial Officer

Dated: August 8, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Credit Agreement, dated as of June 26, 2006 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.1 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.2

Parent Guaranty, dated June 26, 2006, by and between RBC Bearings Incorporated and KeyBank National Association, as Adminstrative Agent and Lender filed as Exhibit 99.2 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.3

Security Agreement, dated June 26, 2006, by and between Roller Bearing Company of America, Incorporated and KeyBank National Association, as Adminstrative Agent and Lender filed as Exhibit 99.3 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

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