Form 10-Q
period 2006-09-30
RBC Bearings INC
filed 2006-11-03
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, RBC Bearings Incorporated had 20,631,550 shares of Class A Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 30, 2006	April 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$7,930	$16,126
Accounts receivable, net of allowance for doubtful accounts of $760 at September 30, 2006 and $838 at April 1, 2006	52,212	50,935
Inventory	103,517	103,148
Deferred income taxes	5,716	5,412
Prepaid expenses and other current assets	2,669	2,453
Total current assets	172,044	178,074
Property, plant and equipment, net	59,684	58,028
Goodwill	29,839	25,150
Intangible assets, net of accumulated amortization of $1,962 at September 30, 2006 and $1,616 at April 1, 2006	7,308	3,981
Deferred financing costs, net of accumulated amortization of $289 at September 30, 2006 and $1,269 at April 1, 2006	1,297	4,233
Deferred income taxes	150	4,616
Other assets	1,783	1,841
Total assets	$272,105	$275,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,372	$19,436
Accrued expenses and other current liabilities	9,494	8,572
Current portion of long-term debt	2,530	3,217
Capital lease obligations	232	237
Total current liabilities	30,628	31,462
Long-term debt, less current portion	84,075	162,530
Capital lease obligations, less current portion	413	170
Other non-current liabilities	7,899	8,421
Total liabilities	123,015	202,583

Stockholders’ equity:
Common Stock, $.01 par value; authorized shares: 60,000,000; issued and outstanding shares: 20,631,550 at September 30, 2006 and 16,976,381 at April 1, 2006	206	170
Additional paid-in capital	166,227	103,317
Accumulated other comprehensive loss	(2,990)	(3,392)
Accumulated deficit	(14,353)	(26,755)
Total stockholders’ equity	149,090	73,340
Total liabilities and stockholders’ equity	$272,105	$275,923

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$73,248	$65,367	$148,479	$131,368
Cost of sales	49,745	45,380	101,467	92,105

Gross margin	23,503	19,987	47,012	39,263

Operating expenses:
Selling, general and administrative	10,610	14,628	20,237	23,122
Other, net	283	266	667	650
Total operating expenses	10,893	14,894	20,904	23,772

Operating income	12,610	5,093	26,108	15,491

Interest expense, net	1,203	4,475	3,365	9,604
Loss on early extinguishment of debt	—	3,771	3,576	3,771
Income (loss) before income taxes	11,407	(3,153)	19,167	2,116
Provision for (benefit from) income taxes	4,029	(1,193)	6,765	731
Net income (loss)	7,378	(1,960)	12,402	1,385

Preferred stock dividends	—	(294)	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	(630)
Net income (loss) available to common stockholders	$7,378	$(2,254)	$12,402	$(138)
Net income (loss) per common share:
Basic	$0.36	$(0.18)	$0.61	$(0.01)
Diluted	$0.35	$(0.18)	$0.59	$(0.01)
Weighted average common shares:
Basic	20,502,251	12,197,773	20,295,367	9,200,270
Diluted	21,280,571	12,197,773	21,096,895	9,200,270

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$12,402	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,602	4,497
Deferred income taxes	8,035	731
Amortization of intangible assets	346	284
Non-cash stock-based compensation	252	142
Amortization of deferred financing costs and debt discount	233	456
Loss on disposition of assets	116	30
Loss on early extinguishment of debt (non-cash portion)	3,576	1,536
Other	12	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	875	5,459
Inventory	1,602	(8,256)
Prepaid expenses and other current assets	(158)	(1,003)
Other non-current assets	(1,794)	253
Accounts payable	(1,814)	(2,333)
Accrued expenses and other current liabilities	(342)	(414)
Other non-current liabilities	(532)	495
Net cash provided by operating activities	27,411	3,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,583)	(5,859)
Acquisition of business	(8,753)	(2,602)
Proceeds from sale of equipment	9	27
Net cash used in investing activities	(13,327)	(8,434)

Cash flows from financing activities:
Increase (decrease) in revolving credit facility	66,000	(5,000)
Proceeds from sale of stock	57,824	92,128
Redemption of Class C redeemable preferred stock	—	(30,630)
Redemption of Class D preferred stock	—	(4,000)
Exercise of stock options and warrants	986	59
Proceeds from term loans	—	41,100
Retirement of debt	—	(83,562)
Payments on term loans	(146,296)	(1,338)
Principal payments on capital lease obligations	(153)	(91)
Financing fees paid in connection with senior credit facility	(873)	(1,312)
Net cash (used in) provided by financing activities	(22,512)	7,354

Effect of exchange rate changes on cash	232	(302)

Cash and cash equivalents:
Increase (decrease) during the period	(8,196)	1,886
Cash, at beginning of period	16,126	2,635

Cash, at end of period	$7,930	$4,521

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,063	$10,552
Income taxes (refunds)	$(636)	$874

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States.  The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006.

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Miller”), RBC Precision Products - Plymouth Inc. (“Bremen”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holding, S.A. and its wholly-owned subsidiaries (“Schaublin”),  RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative Office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”) and All Power Manufacturing Co. (“All Power”) as well as its Transport Dynamics (“TDC”), Heim (“Heim”), and Engineered Components (“ECD”) divisions. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice.  All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three month and six month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year. The amounts shown are in thousands, unless otherwise indicated.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement is effective for fiscal years ending after December 15, 2006.  The Company is currently evaluating the impact this statement will have on its financial statements upon adoption.

1.  Acquisition

On September 12, 2006, the Company acquired All Power, a manufacturer of highly-engineered precision plain, roller and ball bearings for the industrial, defense and aerospace industries, for approximately $9,926. The purchase price included approximately $8,753 in cash, a $750 note payable and approximately $423 in transaction expenses.  As a result of the acquisition, the Company recorded intangible assets of approximately $3,672 and goodwill of approximately $2,958.

The products associated with the acquisition are complementary with products already provided by other Company businesses. All Power, which is located in Santa Fe Spring, California, is included in the plain bearings reportable segment.

2.  Secondary Offering

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

3.  Net Income (Loss) Per Common Share

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Numerator:
Net income (loss)	$7,378	$(1,960)	$12,402	$1,385
Preferred stock dividends	—	(294)	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	(630)
Numerator for basic and diluted net income (loss) per common share—income (loss) available to common stockholders under the two-class method	7,378	(2,254)	12,402	(138)
Preferred stock dividends and participation rights of preferred stock	—	294	—	1,523
Numerator for diluted net income (loss) per common share—income (loss) available to common stockholders after assumed conversion of preferred stock	$7,378	$(1,960)	$12,402	$1,385

Denominator:
Denominator for basic net income (loss) per common share—weighted-average shares	20,502,251	12,197,773	20,295,367	9,200,270
Effect of dilution due to employee stock options and warrants	778,320	1,994,169	801,528	1,943,765
Effect of dilution due to convertible preferred stock	—	771,022	—	1,308,709
Denominator for diluted net income (loss) per common share—adjusted weighted-average shares	21,280,571	14,962,964	21,096,895	12,452,744

Basic net income (loss) per common share	$0.36	$(0.18)	$0.61	$(0.01)

Diluted net income (loss) per common share	$0.35	$(0.18)	$0.59	$(0.01)

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 30, 2006	April 1, 2006
Raw materials	$9,098	$7,845
Work in process	30,152	30,147
Finished goods	64,267	65,156
	$103,517	$103,148

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

5.  Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income (loss), foreign currency translation adjustments and minimum pension liability.  Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)	$7,378	$(1,960)	$12,402	$1,385
Foreign currency translation adjustments	(190)	(20)	402	(637)
Minimum pension liability	—	—	—	(412)
Total comprehensive income (loss)	$7,188	$(1,980)	$12,804	$336

6.  Stock-Based Compensation

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of September 30, 2006, there were outstanding options to purchase 160,600 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of September 30, 2006, there were outstanding options to purchase 368,242 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

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

As of September 30, 2006, 1,639,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. Of this amount, 683,502 options were awarded to the Company’s CEO at the time of the Company’s initial public offering in August 2005 at the offering price of $14.50 per share and the remainder has been reserved for grants to the Company’s employees at the discretion of the Company’s compensation committee. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s compensation committee administers the plan. The Company’s board of directors also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth in a written agreement with the grantee.

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant.  As of September 30, 2006, there were outstanding options to purchase 1,031,502 shares of common stock granted under the 2005 plan, of which 696,002 were exercisable.

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

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of September 30, 2006, there were outstanding restricted stock awards of 75,175 shares of common stock granted under the 2005 plan, none of which are vested.

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

Amendment and Termination of the Plan.  The board may amend or terminate the 2005 Long-Term Incentive Plan at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. If not previously terminated by the board, the plan will terminate on the tenth anniversary of its adoption. At the annual stockholders meeting on September 26, 2006, the plan was amended to provide for an increase in the number of authorized shares to be issued under the plan from 1,139,170 to 1,639,170. Of the additional 500,000 shares, a maximum of one-third can be used for restricted stock awards.

A summary of the status of the Company’s warrants and stock options outstanding as of September 30, 2006 and changes during the six months then ended, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted- Average Exercise Price	Intrinsic Value
Outstanding, April 1, 2006	2,324,236	$6.78	$31,890
Exercised first quarter fiscal 2007	(482,352)	1.77
Outstanding, July 1, 2006	1,841,884	8.09	26,909
Granted second quarter fiscal 2007	335,500	22.59
Exercised second quarter fiscal 2007	(103,621)	1.26
Outstanding, September 30, 2006	2,073,763	$10.78	$27,732

Included in the total outstanding of 2,073,763 are 513,419 warrants, all of which are exercisable. There were 335,500 options awarded during the second quarter of fiscal 2007. The vesting period ranges from 3 to 5 years with a contractual life term of 7 years.  The intrinsic value of the options exercised during the first and second quarters of fiscal 2007 was approximately $9,511 and $2,089, respectively.

As of September 30, 2006, there was $2,670 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 4.1 years.

The following table summarizes information about stock options and warrants outstanding at September 30, 2006:

Exercise Price	Options/Warrants Outstanding	Options/Warrants Exercisable	Weighted-Average Contractual Life	Intrinsic Value as of September 30, 2006
$0.40	200,919	200,919	0.9 years	$4,772
$2.06	473,100	473,100	1.4 years	10,451
$12.00	177,742	177,742	6.0 years	2,160
$8.00	181,500	181,500	7.0 years	2,931
$3.20	9,000	9,000	7.0 years	188
$14.50	683,502	683,502	9.0 years	6,596
$15.33	12,500	12,500	9.0 years	110
$22.66	320,500	—	7.0 years	477
$21.03	15,000	—	7.0 years	47
	2,073,763	1,738,263		$27,732

As of September 30, 2006, the weighted-average exercise price of the outstanding exercisable options was $8.50.

Of the total awards outstanding at September 30, 2006, 2,063,698 shares are either fully vested or are expected to vest. These shares have a weighted-average exercise price of $10.72, an intrinsic value of $27,717, and a weighted-average remaining contractual term of 5.7 years.

Effective April 2, 2006, the first day of the Company’s fiscal year, the Company adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant-date fair value of the instruments issued recognized over the requisite service period. The Company has elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (all awards granted to employees prior to the effective date of SFAS No. 123(R) were accelerated in fiscal 2006 and have no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

As a result of adopting SFAS No. 123(R) in fiscal 2007, the Company’s income from continuing operations and income before income taxes for both the three month and six month periods ended September 30, 2006 reflected a charge of $105 (net of income taxes of $58) for stock option grants.  There was no impact on basic or diluted earnings per share for the three and six months ended September 30, 2006.  In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.  Stock compensation costs for option and restricted stock awards are being amortized under the straight-line method over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.  The Company used an outside valuation firm to assist in estimating the fair value of stock option grants made during the six months ended September 30, 2006.

The following weighted-average assumptions were used to estimate the fair value of the stock option grants for fiscal 2007 and fiscal 2006:

	Six Months Ended September 30, 2006	Six Months Ended October 1, 2005
Dividend yield	0.0%	0.0%
Expected weighted-average life	4.9	7.0
Risk-free interest rate	5.0%	3.5%
Expected volatility	34.4%	40.0%

The weighted-average grant-date fair value of option awards granted during fiscal 2007 and fiscal 2006 was $8.70 and $6.00, respectively.

The volatility assumption uses actual historical changes in the market value of the Company’s stock over a weighted-average of periods ranging from one year to the expected term of the options. The volatility assumption is redeveloped quarterly. The forfeiture assumption is based on the Company’s historical employee behavior over the last nine years to which standard actuarial probabilities have been applied. Expected life assumption weighs the contractual term of the awards with the historical exercise patterns of the employees.  The change in the assumptions used from year to year was due to several factors.  The change in the expected weighted-average life was primarily due to the contractual life of the current awards.  In addition, the use of an outside valuation firm allowed the Company to refine its assumptions regarding interest rates and volatility.  The presence of more history as a public company was also a factor in the current year expected volatility assumption.

Prior to April 2, 2006, the Company accounted for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized only if the exercise price of grants issued is below the fair market value of the Company’s common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Three Months Ended October 1, 2005	Six Months Ended October 1, 2005

Net income (loss), as reported	$(1,960)	$1,385
Plus: stock-based compensation expense included in reported net income, net of tax	37	93
Less: stock-based compensation expense determined under fair value method, net of tax	(1,145)	(1,236)
Pro forma net income (loss)	$(3,068)	$242

Net income (loss) per common share, as reported:
Basic	$(0.18)	$(0.01)
Diluted	$(0.18)	$(0.01)
Net income (loss) per common share, pro forma:
Basic	$(0.28)	$(0.14)
Diluted	$(0.28)	$(0.14)

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model.

The Company also recorded $58 (net of taxes of $31) in unearned compensation based on restricted stock awards.  These awards were recorded at the fair market value of the Company’s common stock on the date of issuance and will be amortized as expense over the applicable vesting period.

A summary of the status of the Company’s restricted stock outstanding as of September 30, 2006 and changes during the six months then ended, is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Outstanding, April 1, 2006	—	$—
Granted	75,175	22.61
Vested	—	—
Forfeited	—	—
Outstanding, September 30, 2006	75,175	$22.61

7.  Debt

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

As of September 30, 2006, the Company was in compliance with all such covenants.

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

 On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement.  As of September 30, 2006, $66,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in the first quarter of fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $873 associated with the KeyBank Credit Agreement were also recorded in the first six months of fiscal 2007.

Approximately $21,410 of the KeyBank Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of September 30, 2006, RBCA had the ability to borrow up to an additional $62,590 under the KeyBank Credit Agreement.

The balances payable under all borrowing facilities are as follows:

	September 30, 2006	April 1, 2006
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (6.313% at September 30, 2006)	$66,000	$—

Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $137,750 due July 1, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	145,250

Swiss Credit Facility
Term Loan, payable in semi-annual installments of approximately $1,000 in March and September, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	3,200	3,842

Note Payable	750	—

Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2007, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021	1,155	1,155
Series 1999, bears interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	86,605	165,747
Less: Current Portion	2,530	3,217
Long-Term Debt	$84,075	$162,530

The current portion of long-term debt as of September 30, 2006 includes $1,600 of borrowings under the Swiss Credit Facility, $750 note payable related to the All Power acquisition and $180 payable under the IRB’s.  As of April 1, 2006, the current portion of long-term debt includes $1,537 of borrowings under the Swiss Credit Facility, $1,500 payable under the Amended Term Loan and $180 payable under the IRB’s.

8.  Income Taxes

The effective income tax rates for the three month periods ended September 30, 2006 and October 1, 2005 were 35.3% and 37.8%, respectively. The effective income tax rates for the six month periods ended September 30, 2006 and October 1, 2005 were 35.3% and 34.5%, respectively.

The change in the effective income tax rates from period to period is mostly due to the application of the new manufacturing deduction and the elimination of franchise taxes in certain states.

9.  Pension and Post-retirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

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

The following tables illustrate the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended		Pension Benefits Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net periodic benefit cost:
Service cost	$120	$144	$257	$288
Interest cost	260	246	516	492
Expected return on plan assets	(330)	(283)	(654)	(566)
Amortization of prior service cost	7	—	9	—
Amortization of losses	42	62	95	124
Additional amount recognized due to settlement or curtailment.	(23)	—	77	—
Total net periodic benefit cost	$76	$169	$300	$338

The Company, for the benefit of employees at its Heim, West Trenton, Nice, Tyson and Bremen facilities, sponsors contributory defined benefit health care plans that provide post-retirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred.

Effective May 1, 2006, the post-retirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania have been addressed in the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No new employees will become eligible for participation in the plan. Life insurance benefits terminated July 31, 2006. Post-retirement medical benefits will be available until the contract expires on January 31, 2008.

The following tables illustrate the components of net periodic benefit cost for the Company’s other post-retirement benefits:

	Other Post-Retirement Benefits Three Months Ended		Other Post-Retirement Benefits Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of net periodic benefit cost:
Service cost	$31	$56	$64	$112
Interest cost	46	62	100	124
Prior service cost amortization	(4)	(105)	(35)	(210)
Amount of loss recognized	11	41	27	82
Additional amount recognized due to settlement or curtailment.	(314)	—	(132)	—
	$(230)	$54	$24	$108

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

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net External Sales
Roller	$23,356	$23,396	$47,597	$47,820
Plain	33,055	27,132	67,084	53,577
Ball	12,178	11,208	24,340	21,824
Other	4,659	3,631	9,458	8,147
	$73,248	$65,367	$148,479	$131,368
Operating Income
Roller	$5,939	$5,916	$12,087	$11,195
Plain	9,035	7,519	18,134	14,173
Ball	2,989	2,411	5,920	4,896
Other	679	264	1,490	815
Corporate	(6,032)	(11,017)	(11,523)	(15,588)
	$12,610	$5,093	$26,108	$15,491
Geographic External Sales
Domestic	$64,067	$58,753	$129,498	$117,575
Foreign	9,181	6,614	18,981	13,793
	$73,248	$65,367	$148,479	$131,368
Intersegment Sales
Roller	$1,979	$2,341	$4,003	$4,402
Plain	261	211	531	427
Ball	1,187	1,593	2,189	2,659
Other	3,585	3,326	7,131	6,397
	$7,012	$7,471	$13,854	$13,885

All intersegment sales are eliminated in consolidation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement As To Forward-Looking Information

The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are “forward-looking statements” as the term is defined in the Private Securities Litigation Reform Act of 1995.

 The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended April 1, 2006 and other filings made with the Securities and Exchange Commission. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Backlog as of September 30, 2006 was $175.0 million versus $152.6 million for the same period last year. We continue to see momentum from the diversified industrial, aerospace and defense markets and a slowdown in the class 8 truck aftermarket and OEM market. Management believes that operating cash flows and available credit under the new credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.1	30.6	31.7	29.9
Selling, general and administrative	14.5	22.4	13.6	17.6
Other, net	0.4	0.4	0.4	0.5
Operating income	17.2	7.8	17.7	11.8
Interest expense, net	1.6	6.8	2.3	7.3
Loss on early extinguishment of debt	—	5.8	2.4	2.9
Income (loss) before income taxes	15.6	(4.8)	13.0	1.6
Provision for (benefit from) income taxes	5.5	(1.8)	4.6	0.5
Net income (loss)	10.1	(3.0)	8.4	1.1

Three Month Period Ended September 30, 2006 Compared to Three Month Period Ended October 1, 2005

Net Sales.  Net sales for the three month period ended September 30, 2006 were $73.2 million, an increase of $7.9 million, or 12.1%, compared to $65.4 million for the same period in fiscal 2006. During the three month period ended September 30, 2006, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers and from the acquisition of All Power. Net sales to aerospace and defense customers grew 17.2% in the second quarter of fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand and the acquisition of All Power.  Net sales to diversified industrial customers grew 7.8% in the second quarter of fiscal 2007 compared to the same period last year.  Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and general industrial distribution grew 10.0%, offset by a decrease in year-over-year volume in our class 8 truck aftermarket.

The Plain Bearing segment achieved net sales of $33.1 million for the three month period ended September 30, 2006, an increase of $5.9 million, or 21.8%, compared to $27.1 million for the same period in the prior year. Net sales to our diversified industrial customers accounted for $1.5 million of the increase, driven primarily by demand in the construction and mining heavy equipment sectors, general industrial business, and aftermarket demand. The commercial and military aerospace market accounted for $4.4 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product, and the acquisition of All Power which accounted for $1.3 million of the $4.4 million increase.

The Roller Bearing segment achieved net sales of $23.4 million for the three month period ended September 30, 2006, which was flat compared to $23.4 million for the same period in the prior year. Net sales to the class 8 truck aftermarket declined by $0.3 million, offset by an increase in class 8 truck OEM, aerospace applications and general industrial demand.

The Ball Bearing segment achieved net sales of $12.2 million for the three month period ended September 30, 2006, an increase of $1.0 million, or 8.7%, compared to $11.2 million for the same period in the prior year.  Of this increase, $0.6 million was driven principally by increased demand from airframe applications, and semiconductor capital equipment. Sales to our customers in the industrial market increased $0.4 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $4.7 million for the three month period ended September 30, 2006, an increase of $1.1 million, or 28.3%, compared to $3.6 million for the same period last year. This increase was primarily due to increased sales of machine tool collets and ball screws for industrial applications.

Gross Margin.  Gross margin was $23.5 million, or 32.1% of net sales, for the three month period ended September 30, 2006, versus $20.0 million, or 30.6% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, a shift in mix toward higher margin products and increased manufacturing efficiency.

Selling, General and Administrative.  SG&A expenses decreased by $4.0 million, or 27.5%, to $10.6 million for the three month period ended September 30, 2006 compared to $14.6 million for the same period in fiscal 2006. As a percentage of net sales, SG&A declined to 14.5% for the three month period ended September 30, 2006 compared to 22.4% for the same period in fiscal 2006. SG&A expenses, excluding stock compensation expense of $0.3 million, were $10.4 million for the three month period ended September 30, 2006, or 14.1% of net sales. This compares to $9.4 million, or 14.3% of net sales for the same period last year, excluding stock compensation expense of $0.1 million and non-recurring compensation expense of $5.2 million.  Excluding these charges, SG&A increased $1.0 million due to an increase in personnel necessary to support our increased volume, higher professional service fees, additional costs associated with being a public company and the inclusion of All Power.

Other, net.  Other, net for the three month period ended September 30, 2006 was $0.3 million compared to $0.3 million for the same period in fiscal 2006. For the three month period ended September 30, 2006, other, net included $0.1 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation, $0.1 million of fixed asset disposals and $0.2 million of amortization of intangibles. For the three month period ended October 1, 2005, other, net consisted of an expense of $0.1 million of non-recurring management fees, $0.1 million of bad debt expense and $0.1 million of amortization of intangibles.

Operating Income.  Operating income was $12.6 million, or 17.2% of net sales, for the three month period ended September 30, 2006 compared to $5.1 million, or 7.8% of net sales, for the three month period ended October 1, 2005. Operating income for the Plain Bearing segment was $9.0 million for the three month period ended September 30, 2006, or 27.3% of net sales, compared to $7.5 million for the same period last year, or 27.7% of net sales. The Roller Bearing segment achieved an operating income for the three month period ended September 30, 2006 of $5.9 million, or 25.4% of net sales, compared to $5.9 million, or 25.3% of net sales, for the three month period ended October 1, 2005.  The Ball Bearing segment achieved an operating income of $3.0 million, or 24.5% of net sales, for the three month period ended September 30, 2006, compared to $2.4 million, or 21.5% of net sales, for the same period in fiscal 2006. The Other segment achieved an operating income of $0.7 million, or 14.6% of net sales, for the three month period ended September 30, 2006, compared to $0.3 million, or 7.3% of net sales, for the same period in fiscal 2006. The increase in operating income in each of the segments was driven primarily by an increase in net sales. In addition, our operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net decreased by $3.3 million, or 73.1%, to $1.2 million in the three month period ended September 30, 2006, compared to $4.5 million in the same period last fiscal year.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expense included in interest expense, net was $0.1 million for the three month period ended September 30, 2006 compared to $0.3 million for the three month period ended October 1, 2005.

Loss on Early Extinguishment of Debt.  For the three month period ended October 1, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all of our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures.

Income (Loss) Before Income Taxes.  Income before taxes increased by $14.6 million, to $11.4 million for the three month period ended September 30, 2006 compared to a $3.2 million loss for the three month period ended October 1, 2005.

Income Taxes.  Income tax expense for the three month period ended September 30, 2006 was $4.0 million compared to a benefit from income taxes of $1.2 million for the three month period ended October 1, 2005. Our effective income tax rate for the three month period ended September 30, 2006 was 35.3% compared to an effective benefit for income tax rate of 37.8% for the three month period ended October 1, 2005.

Net Income (Loss).  Net income increased by $9.4 million to $7.4 million for the three month period ended September 30, 2006 compared to a net loss of $2.0 million for the three month period ended October 1, 2005.

Six Month Period Ended September 30, 2006 Compared to Six Month Period Ended October 1, 2005

Net Sales.  Net sales for the six month period ended September 30, 2006 were $148.5 million, an increase of $17.1 million, or 13.0%, compared to $131.4 million for the same period in fiscal 2006. During the six month period ended September 30, 2006, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers and the acquisition of All Power. Net sales to aerospace and defense customers grew 24.5% in the six month period of fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand and the acquisition of All Power. Net sales to diversified industrial customers grew 4.5% in the six month period of fiscal 2007 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor, capital equipment and general industrial distribution grew 8.9%, offset by a decrease in year-over-year volume in the class 8 truck aftermarket.

The Plain Bearing segment achieved net sales of $67.1 million for the six month period ended September 30, 2006, an increase of $13.5 million, or 25.2%, compared to $53.6 million for the same period in the prior year. Net sales to our diversified industrial customers accounted for $3.1 million of the increase, driven primarily by demand in the construction and mining heavy equipment sectors and general aftermarket demand. The commercial and military aerospace market accounted for $10.4 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product and the inclusion of All Power, which accounted for $1.3 million of the $13.5 million increase.

The Roller Bearing segment achieved net sales of $47.6 million for the six month period ended September 30, 2006, a decrease of $0.2 million, or 0.5%, compared to $47.8 million for the same period in the prior year.  Net sales to the class 8 truck aftermarket declined by $2.1 million, offset by an increase in class 8 truck OEM, aerospace applications and general industrial demand.

The Ball Bearing segment achieved net sales of $24.3 million for the six month period ended September 30, 2006, an increase of $2.5 million, or 11.5%, compared to $21.8 million for the same period in the prior year.  The increase was driven principally by increased demand from airframe and electro-optical, applications, semiconductor equipment, and our increased penetration of the airframe market.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $9.5 million for the six month period ended September 30, 2006, an increase of $1.4 million, or 16.1%, compared to $8.1 million for the same period last year. This increase was primarily due to increased market demand in both Europe and the U.S.

Gross Margin.  Gross margin was $47.0 million, or 31.7% of net sales, for the six month period ended September 30, 2006, versus $39.3 million, or 29.9% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, slightly higher prices, and increased manufacturing efficiency.

Selling, General and Administrative.  SG&A expenses decreased by $2.9 million, or 12.5%, to $20.2 million for the six month period ended September 30, 2006 compared to $23.1 million for the same period in fiscal 2006. As a percentage of net sales, SG&A was 13.6% for the six month period ended September 30, 2006 compared to 17.6% for the same period in fiscal 2006. SG&A expenses for the six month period ended September 30, 2006, excluding stock compensation expense of $0.3 million, were $20.0 million, or 13.5% of net sales for the same period last year, compared to $17.8 million, or 13.5% of net sales, excluding stock compensation expense of $0.1 million and non-recurring compensation expense of $5.2 million.  Excluding these charges, SG&A increased $2.2 million due an increase in personnel necessary to support our increased volume, higher professional service fees, additional costs associated with being a public company and the inclusion of All Power.

Other, net.  Other, net for the six month period ended September 30, 2006 was $0.7 million compared to $0.7 million for the same period in fiscal 2006. For the six month period ended September 30, 2006, other, net included $0.3 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation, $0.3 million of amortization of intangibles and $0.1 million of disposal of fixed assets. For the six month period ended October 1, 2005, other, net consisted of $0.2 million of non-recurring management fees, $0.2 million of bad debt expense, and $0.3 million of amortization of intangible assets.

Operating Income.  Operating income was $26.1 million, or 17.7% of net sales, for the six month period ended September 30, 2006 compared to $15.5 million, or 11.8% of net sales, for the six month period ended October 1, 2005. Operating income excluding stock option expense of $0.3 million was $26.4 million or 17.8% of net sales.  Operating income for the Plain Bearing segment was $18.1 million for the six month period ended September 30, 2006, or 27.0% of net sales, compared to $14.2 million for the same period last year, or 26.5% of net sales. The Roller Bearing segment achieved an operating income for the six month period ended September 30, 2006 of $12.1 million, or 25.4% of net sales, compared to $11.2 million, or 23.4% of net sales, for the six month period ended October 1, 2005.  The Ball Bearing segment achieved an operating income of $5.9 million, or 24.3% of net sales, for the six month period ended September 30, 2006, compared to $4.9 million, or 22.4% of net sales, for the same period in fiscal 2006.  The Other segment achieved an operating income of $1.5 million, or 15.8% of net sales, for the six month period ended September 30, 2006, compared to $0.8 million or 10.0% of net sales, for the same period in fiscal 2006. The increase in operating income in each of our segments was driven primarily by an increase in net sales. In addition, operating income as a percentage of net sales increased for each of our segments primarily as a result of leveraging our fixed cost base over higher net sales.

Interest Expense, net.  Interest expense, net decreased by $6.2 million to $3.4 million for the six month period ended September 30, 2006 compared to $9.6 million for the six month period ended October 1, 2005.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expense included in interest expense, net was $0.3 million for the six month period ended September 30, 2006 compared to $0.5 million for the six month period ended October 1, 2005.

Loss on Early Extinguishment of Debt.  For the six month period ended September 30, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred debt issuance costs associated with the early termination of the senior credit facility. For the six month period ended October 1, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all of our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures.

Income Before Income Taxes.  Income before taxes was $19.2 million for the six month period ended September 30, 2006 compared to income before taxes of $2.1 million for the six month period ended October 1, 2005.

Income Taxes.  Income taxes for the six month period ended September 30, 2006 provided an expense of $6.8 million compared to an expense of $0.7 million for the six month period ended October 1, 2005.  Our effective income tax rate for the six month period ended September 30, 2006 was 35.3% compared to an effective benefit for income tax rate of 34.5% for the six month period ended October 1, 2005.  The change in the effective income tax rates from period to period is mostly due to the application of the new federal manufacturing deduction and the elimination of franchise taxes in certain states.

Net Income.  Net income was $12.4 million for the six month period ended September 30, 2006 compared to net income of $1.4 million for the six month period ended October 1, 2005.

Liquidity and Capital Resources

Liquidity

On August 31, 2006, our Board of Directors authorized us to repurchase up to $7.5 million of our common stock during fiscal 2007, from time to time on the open market, in block trade transactions and through privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice.  As of September 30, 2006, no repurchases have been made.

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

On June 26, 2006 we entered into the KeyBank Credit Agreement and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides us with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

As of September 30, 2006, $66,000 was outstanding under the KeyBank Credit Agreement. We recorded a non-cash pre-tax charge of approximately $3,576 in the first quarter of fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $873 associated with the KeyBank Credit Agreement were also recorded in the first six months of fiscal 2007.

Approximately $21,410 of the KeyBank Credit Facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of September 30, 2006, RBCA had the ability to borrow up to an additional $62,590 under the KeyBank Credit Agreement.

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.0 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss francs, or approximately $1.5 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of September 30, 2006, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss francs, or approximately $3.2 million. As of September 30, 2006, $3.2 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Cash Flow

Six Month Period Ended September 30, 2006 Compared to the Six Month Period Ended October 1, 2005

In the six month period ended September 30, 2006, we generated cash of $27.4 million from operating activities compared to $3.3 million for the six month period ended October 1, 2005. The increase of $24.1 million was mainly a result of an increase of $11.0 million in net income, an increase of $7.3 million in deferred income taxes, a change in operating assets and liabilities of $3.6 million and an increase in non-cash charges of $2.2 million.

Cash used for investing activities for the six month period ended September 30, 2006 included $4.6 million relating to capital expenditures compared to $5.9 million for the six month period ending October 1, 2005. Investing activities also included $8.8 million relating to the acquisition of All Power.

Financing activities used $22.5 million in the six month period ended September 30, 2006. We received net proceeds of $57.8 million from our secondary offering (see Note 2) which were used, in addition to $10.0 million in cash from operations, to pay down the term loan under the Amended Credit Agreement. The balance of approximately $78.0 million was refinanced and further reduced to $66.0 million by using approximately $12.0 million from cash from operations.

Capital Expenditures

Our capital expenditures were $4.6 million for the six month period ended September 30, 2006. We expect to make capital expenditures of approximately $12.0 to $14.0 million during fiscal 2007 in connection with our existing business. We intend to fund our fiscal 2007 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Facility. We may also make substantial additional capital expenditures in connection with acquisitions. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other business, we evaluate acquisition opportunities regularly.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of September 30, 2006. The table does not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
Significant Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Total debt (1)	$86,605	$2,530	$2,680	$67,200	$14,195
Capital lease obligations	645	232	405	8	—
Operating leases (2)	18,953	3,474	5,640	3,704	6,135
Interest payments (3)	27,851	5,113	9,784	8,610	4,344
Pension and post-retirement benefits (2)	14,260	1,119	2,328	2,705	8,108
Total significant contractual cash obligations	$148,314	$12,468	$20,837	$82,227	$32,782

(1)                Includes the $66.0 million KeyBank Credit Agreement and other senior debt consisting of the Swiss Credit Facility, industrial revenue bonds and other debt totaling $20.6 million.

(2)                Operating leases and pension and post-retirement benefits are estimated as unchanged from fiscal year end 2006.

(3)                Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 5.31%.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of September 30, 2006, our margin is 0.0% for prime rate loans (prime rate at September 30, 2006 was 8.25%) and 1.0% for LIBOR rate loans (one month LIBOR rate at September 30, 2006 was 5.32%). As of September 30, 2006, based on the aggregate amount of $66.0 million outstanding under our Amended Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.7 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were denominated in foreign currencies for fiscal 2006 and approximately 13% for the first half of fiscal 2007.  We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

ITEM 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 30, 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders of the Company was held on September 26, 2006. The items voted upon by the Company’s shareholders included nominations to elect one member of the Company’s board of directors, the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm for fiscal 2007 and approval of an amendment to the Company’s 2005 Long-Term Incentive Plan to provide for the increase in the number of authorized shares.

The shareholders voted as follows on the following matters:

The election of the following director to hold office for a three-year term expiring in 2009 was approved by the following vote: Robert Anderson was approved by a vote of 16,056,034 shares voting for and 1,437,574 shares withheld.

The ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2007 was approved by a vote of 17,491,982 shares voting for, 802 shares voting against, and 824 shares abstaining.

The amendment to the Company’s 2005 Long-Term Incentive Plan to provide for the increase in the number of authorized shares to be issued under the plan from 1,139,170 to 1,639,170 was approved by a vote of 12,466,731 shares voting for, 3,466,731 shares voting against, and 1,925 shares abstaining. Of the additional 500,000 shares, a maximum of one-third will be used for restricted stock awards.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Exhibit Description
10.1

Credit Agreement, dated as of June 26, 2006 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.1 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.2

Parent Guaranty, dated June 26, 2006, by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.2 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.3

Security Agreement, dated June 26, 2006, by and between Roller Bearing Company of America, Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.3 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

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

Dated: November 3, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Credit Agreement, dated as of June 26, 2006 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.1 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.2

Parent Guaranty, dated June 26, 2006, by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.2 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.3

Security Agreement, dated June 26, 2006, by and between Roller Bearing Company of America, Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 99.3 on Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

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