Form 10-Q
period 2006-12-30
RBC Bearings INC
filed 2007-02-08
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File Number:  333-124824

RBC Bearings Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4372080 (I.R.S. Employer Identification No.)

One Tribology Center Oxford, CT 06478 (Address of principal executive offices)	06478 (Zip Code)
(203) 267-7001 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).  Yes ☐   No ☒

As of February 1, 2007, RBC Bearings Incorporated had 21,237,287 shares of Class A Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 30, 2006	April 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$13,456	$16,126
Accounts receivable, net of allowance for doubtful accounts of $766 at December 30, 2006 and $838 at April 1, 2006	51,824	50,935
Inventory	103,277	103,148
Deferred income taxes	5,716	5,412
Prepaid expenses and other current assets	2,916	2,453
Total current assets	177,189	178,074
Property, plant and equipment, net	57,655	58,028
Goodwill	29,839	25,150
Intangible assets, net of accumulated amortization of $2,154 at December 30, 2006 and $1,616 at April 1, 2006	6,917	3,981
Deferred financing costs, net of accumulated amortization of $348 at December 30, 2006 and $1,269 at April 1, 2006	1,254	4,233
Deferred income taxes	—	4,616
Other assets	1,932	1,841
Total assets	$274,786	$275,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,670	$19,436
Accrued expenses and other current liabilities	10,227	8,572
Current portion of long-term debt	2,568	3,217
Capital lease obligations	210	237
Total current liabilities	33,675	31,462
Long-term debt, less current portion	70,113	162,530
Capital lease obligations, less current portion	496	170
Deferred income taxes	2,871	—
Other non-current liabilities	7,811	8,421
Total liabilities	114,966	202,583

Stockholders’ equity:
Common Stock, $.01 par value; authorized shares: 60,000,000; issued and outstanding shares: 20,684,150 at December 30, 2006 and 16,976,381 at April 1, 2006	206	170
Additional paid-in capital	167,167	103,317
Accumulated other comprehensive loss	(2,559)	(3,392)
Accumulated deficit	(4,994)	(26,755)
Total stockholders’ equity	159,820	73,340
Total liabilities and stockholders’ equity	$274,786	$275,923

See accompanying notes.

`

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net sales	$76,544	$67,390	$225,023	$198,758
Cost of sales	52,001	47,029	153,468	139,134

Gross margin	24,543	20,361	71,555	59,624

Operating expenses:
Selling, general and administrative	10,762	9,203	30,999	32,325
Other, net	(552)	370	115	1,020
Total operating expenses	10,210	9,573	31,114	33,345

Operating income	14,333	10,788	40,441	26,279

Interest expense, net	1,225	2,978	4,590	12,582
Loss on early extinguishment of debt	—	—	3,576	3,771
Other non-operating expense (income)	(1,227)	—	(1,227)	—
Income before income taxes	14,335	7,810	33,502	9,926
Provision for income taxes	4,976	2,711	11,741	3,442
Net income	9,359	5,099	21,761	6,484

Preferred stock dividends	—	—	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	(630)
Net income available to common stockholders	$9,359	$5,099	$21,761	$4,961
Net income per common share:
Basic	$0.45	$0.31	$1.07	$0.43
Diluted	$0.44	$0.29	$1.03	$0.37
Weighted average common shares:
Basic	20,573,670	16,546,681	20,319,173	11,649,073
Diluted	21,439,491	17,676,227	21,149,868	13,307,181

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$21,761	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,994	6,641
Deferred income taxes	7,173	2,870
Amortization of intangible assets	537	497
Non-cash stock-based compensation	511	207
Amortization of deferred financing costs and debt discount	292	642
Loss (gain) on disposition of assets	(658)	30
Loss on early extinguishment of debt (non-cash portion)	3,576	1,536
Other	16	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,565	7,011
Inventory	2,179	(9,859)
Prepaid expenses and other current assets	(404)	373
Other non-current assets	(1,830)	(119)
Accounts payable	292	(1,006)
Accrued expenses and other current liabilities	352	(3,186)
Other non-current liabilities	(156)	1,031
Net cash provided by operating activities	42,200	13,164

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,031)	(7,772)
Acquisition of business	(8,753)	(2,602)
Proceeds from sale of equipment	3,517	27
Net cash used in investing activities	(13,267)	(10,347)

Cash flows from financing activities:
Increase (decrease) in revolving credit facility	52,000	(5,000)
Proceeds from sale of stock	57,824	92,128
Redemption of Class C redeemable preferred stock	—	(30,630)
Redemption of Class D preferred stock	—	(4,000)
Exercise of stock options and warrants	1,144	285
Excess tax benefits from stock-based compensation	4,406	—
Proceeds from term loans	—	41,100
Retirement of debt	—	(83,562)
Payments on term loans	(146,297)	(3,703)
Principal payments on capital lease obligations	(235)	(190)
Financing fees paid in connection with senior credit facility	(889)	(1,312)
Net cash (used in) provided by financing activities	(32,047)	5,116

Effect of exchange rate changes on cash	444	(256)

Cash and cash equivalents:
Increase (decrease) during the period	(2,670)	7,677
Cash, at beginning of period	16,126	2,635

Cash, at end of period	$13,456	$10,312

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,234	$14,066
Income taxes (refunds)	$(79)	$886

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

The results of operations for the three month and nine month periods ended December 30, 2006 are not necessarily indicative of the operating results for the full year. The amounts shown are in thousands, unless otherwise indicated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.  FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company has not completed its analysis of the potential impact of FIN 48 on its financial statements, but it is not expected to have a material effect.

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

The products associated with the acquisition are complementary with products already provided by other Company businesses. All Power, which is located in Santa Fe Springs, California, is included in the plain bearings reportable segment.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Numerator:
Net income	$9,359	$5,099	$21,761	$6,484
Preferred stock dividends	—	—	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	(630)
Numerator for basic and diluted net income per common share—income available to common stockholders under the two-class method	9,359	5,099	21,761	4,961
Preferred stock dividends and participation rights of preferred stock	—	—	—	1,523
Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$9,359	$5,099	$21,761	$6,484
Denominator:
Denominator for basic net income per common share—weighted-average shares	20,573,670	16,546,681	20,319,173	11,649,073
Effect of dilution due to employee stock options and warrants	865,821	1,129,546	830,695	785,636
Effect of dilution due to convertible preferred stock	—	—	—	872,472
Denominator for diluted net income per common share—adjusted weighted-average shares	21,439,491	17,676,227	21,149,868	13,307,181

Basic net income per common share	$0.45	$0.31	$1.07	$0.43

Diluted net income per common share	$0.44	$0.29	$1.03	$0.37

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 30, 2006	April 1, 2006
Raw materials	$8,398	$7,845
Work in process	31,012	30,147
Finished goods	63,867	65,156
	$103,277	$103,148

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

5.  Comprehensive Income

The components of comprehensive income that relate to the Company are net income, foreign currency translation adjustments and minimum pension liability.  Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net income	$9,359	$5,099	$21,761	$6,484
Foreign currency translation adjustments	431	49	833	(588)
Minimum pension liability	—	—	—	(412)
Total comprehensive income	$9,790	$5,148	$22,594	$5,484

6.  Stock-Based Compensation

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of December 30, 2006, there were outstanding options to purchase 113,000 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of December 30, 2006, there were outstanding options to purchase 363,242 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

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

As of December 30, 2006, 1,639,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. Of this amount, 683,502 options were awarded to the Company’s CEO at the time of the Company’s initial public offering in August 2005 at the offering price of $14.50 per share and the remainder has been reserved for grants to the Company’s employees at the discretion of the Company’s compensation committee. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s compensation committee administers the plan. The Company’s board of directors also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth in a written agreement with the grantee.

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant.  As of December 30, 2006, there were outstanding options to purchase 1,029,002 shares of common stock granted under the 2005 plan, of which 696,002 were exercisable.

The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant.

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of December 30, 2006, there were restricted stock awards of 75,175 shares of common stock granted under the 2005 plan, 733 of which are vested.

Stock Appreciation Rights.  The compensation committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the plan. Under the 2005 Long-Term Incentive Plan, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of the Company’s common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised.

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

A summary of the status of the Company’s warrants and stock options outstanding as of December 30, 2006 and changes during the nine months then ended, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted- Average Exercise Price	Intrinsic Value
Outstanding, April 1, 2006	2,324,236	$6.78	$31,890
Exercised first quarter fiscal 2007	(482,352)	1.77
Outstanding, July 1, 2006	1,841,884	8.09	26,909
Granted second quarter fiscal 2007	335,500	22.59
Exercised second quarter fiscal 2007	(103,621)	1.26
Outstanding, September 30, 2006	2,073,763	10.78	27,732
Forfeited third quarter fiscal 2007	(2,500)	21.03
Exercised third quarter fiscal 2007	(52,600)	3.00
Outstanding, December 30, 2006	2,018,663	$10.97	$35,716

Included in the total outstanding of 2,018,663 are 513,419 warrants, all of which are exercisable. There were no options awarded during the third quarter of fiscal 2007. The intrinsic value of the options exercised during the first, second, and third quarters of fiscal 2007 was approximately $9,511, $2,089, and $1,363, respectively.

As of December 30, 2006, there was $2,507 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes information about stock options and warrants outstanding at December 30, 2006:

Exercise Price	Options/Warrants Outstanding	Options/Warrants Exercisable	Weighted-Average Contractual Life	Intrinsic Value as of December 30, 2006
$0.40	200,919	200,919	0.6 years	$5,678
$2.06	425,500	425,500	1.1 years	11,318
$12.00	172,742	172,742	5.8 years	2,878
$8.00	181,500	181,500	6.8 years	3,750
$3.20	9,000	9,000	6.8 years	229
$14.50	683,502	683,502	8.8 years	9,678
$15.33	12,500	12,500	8.8 years	167
$22.66	320,500	—	6.8 years	1,923
$21.03	12,500	—	6.8 years	95
	2,018,663	1,685,663		$35,716

As of December 30, 2006, the weighted-average exercise price of the outstanding exercisable options was $8.67.

Of the total awards outstanding at December 30, 2006, 2,008,673 shares are either fully vested or are expected to vest. These shares have a weighted-average exercise price of $10.91, an intrinsic value of $35,656, and a weighted-average remaining contractual term of 5.6 years.

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

As a result of adopting SFAS No. 123(R) in fiscal 2007, the Company’s net income for the three month and nine month periods ended December 30, 2006 reflected a charge for stock option grants of $106 (net of income taxes of $56) and $211 (net of income taxes of $114), respectively. There was no impact on basic or diluted earnings per share for the three and nine months ended December 30, 2006.  In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.  Stock compensation costs for option and restricted stock awards are being amortized under the straight-line method over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.  The Company used an outside valuation firm to assist in estimating the fair value of stock option grants made during the nine months ended December 30, 2006.

The following weighted-average assumptions were used to estimate the fair value of the stock option grants for fiscal 2007 and fiscal 2006:

	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Dividend yield	0.0%	0.0%
Expected weighted-average life	4.9	7.0
Risk-free interest rate	5.0%	3.5%
Expected volatility	34.4%	30.0%

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

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net income, as reported	$5,099	$6,484
Plus: stock-based compensation expense included in reported net income, net of tax	43	136
Less: stock-based compensation expense determined under fair value method, net of tax	(311)	(1,547)
Pro forma net income	$4,831	$5,073

Net income per common share, as reported:
Basic	$0.31	$0.43
Diluted	$0.29	$0.37
Net income per common share, pro forma:
Basic	$0.29	$0.30
Diluted	$0.27	$0.27

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model.

The Company also recorded $121 (net of taxes of $65) in unearned compensation in fiscal 2007 related to restricted stock awards.  These awards were recorded at the fair market value of the Company’s common stock on the date of issuance and will be amortized as expense over the applicable vesting period.

A summary of the status of the Company’s restricted stock outstanding as of December 30, 2006 and changes during the nine months then ended, is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, April 1, 2006	—	$—
Granted	75,175	22.61
Vested	(733)	22.00
Forfeited	—	—
Non-vested, December 30, 2006	74,442	$22.61

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

The KeyBank Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following:

•From the closing date through March 31, 2007, a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.5 to 1, and from June 30, 2007, a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1.

•A consolidated fixed charge coverage ratio no to exceed 1.5 to 1.

As of December 30, 2006, the Company was in compliance with all such covenants.

The KeyBank Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the credit agreement. The Company obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of the Company’s and RBCA’s assets and a guaranty by the Company of RBCA’s obligations.

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement.  As of December 30, 2006, $52,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in the first quarter of fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $889 associated with the KeyBank Credit Agreement were also recorded in the first nine months of fiscal 2007.

Approximately $21,410 of the KeyBank revolving credit facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of December 30, 2006, RBCA had the ability to borrow up to an additional $76,590 under the KeyBank revolving credit facility.

The balances payable under all borrowing facilities are as follows:

	December 30, 2006	April 1, 2006
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (6.375% at December 30, 2006)	$52,000	$—

Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $137,750 due July 1, 2011; bears interest at variable rates, payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	145,250

Swiss Credit Facility
Term Loan, payable in semi-annual installments of approximately $1,000 in March and September, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin, payable quarterly	3,276	3,842

Note Payable	750	—

Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2007, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021	1,155	1,155
Series 1999, bears interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	72,681	165,747
Less: Current Portion	2,568	3,217
Long-Term Debt	$70,113	$162,530

The current portion of long-term debt as of December 30, 2006 includes $1,638 of borrowings under the Swiss Credit Facility, $750 note payable related to the All Power acquisition and $180 payable under the IRB’s.  As of April 1, 2006, the current portion of long-term debt includes $1,537 of borrowings under the Swiss Credit Facility, $1,500 payable under the Amended Term Loan and $180 payable under the IRB’s.

8.  Income Taxes

The effective income tax rate for the three month periods ended December 30, 2006 and December 31, 2005 was 34.7%. The effective income tax rates for the nine month periods ended December 30, 2006 and December 31, 2005 were 35.0% and 34.7%, respectively.

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

The following tables illustrate the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended		Pension Benefits Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Components of net periodic benefit cost:
Service cost	$114	$144	$371	$432
Interest cost	258	246	774	739
Expected return on plan assets	(327)	(283)	(981)	(849)
Amortization of prior service cost	10	—	19	—
Amortization of losses	35	62	130	186
Additional amount recognized due to
settlement or curtailment	—	—	77	—
Total net periodic benefit cost	$90	$169	$390	$508

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

The following tables illustrate the components of net periodic benefit cost for the Company’s other post-retirement benefits:

	Other Post-Retirement Benefits Three Months Ended		Other Post-Retirement Benefits Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Components of net periodic benefit cost:
Service cost	$31	$56	$95	$168
Interest cost	50	62	150	186
Prior service cost amortization	(4)	(105)	(39)	(314)
Amount of loss recognized	11	41	38	123
Additional amount recognized due to settlement or curtailment	—	—	(132)	—
	$88	$54	$112	$163

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

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net External Sales
Roller	$21,348	$23,373	$68,945	$71,193
Plain	37,166	28,501	104,250	82,078
Ball	13,382	11,415	37,722	33,239
Other	4,648	4,101	14,106	12,248
	$76,544	$67,390	$225,023	$198,758
Operating Income
Roller	$5,524	$5,465	$17,611	$16,660
Plain	9,823	7,268	27,957	21,441
Ball	4,500	2,851	10,420	7,747
Other	330	417	1,820	1,232
Corporate	(5,844)	(5,213)	(17,367)	(20,801)
	$14,333	$10,788	$40,441	$26,279
Geographic External Sales
Domestic	$66,453	$59,428	$195,951	$177,003
Foreign	10,091	7,962	29,072	21,755
	$76,544	$67,390	$225,023	$198,758
Intersegment Sales
Roller	$2,203	$2,349	$6,206	$6,751
Plain	240	208	771	635
Ball	1,268	1,321	3,457	3,980
Other	3,803	3,236	10,934	9,633
	$7,514	$7,114	$21,368	$20,999

All intersegment sales are eliminated in consolidation.

11.  Gain on Sale of Building

             On December 18, 2006, the Company completed the final phase of its consolidation plan with the sale of its Nice facility located in Kulpsville, Pennsylvania. The asset was sold for approximately $3,950 and the Company realized a gain on the sale of approximately $797 before taxes.

12.  U.S. Continued Dumping and Subsidy Offset Act (CDSOA) Payment

On December 1, 2006, the Company received approximately $1,200 in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2006.  The CDSOA distributes antidumping duties paid by overseas companies to qualified domestic firms hurt by unfair trade.  This payment has been classified below Operating Income in “Other non-operating expense (income)” on the Consolidated Statements of Operations.

13.  Subsequent Event

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity.  The Company plans to discontinue manufacturing tapered bearings in its Glasgow, Kentucky facility and consolidate the remaining manufacturing into other Company manufacturing facilities.  The consolidation is anticipated to result in improving gross margin for this product line from a negative to a positive result over the next twelve months.  This consolidation will result in a charge of approximately $5,000 primarily in the fourth quarter of fiscal 2007.  Approximately $2,500 of this charge will be a non-cash impairment of fixed assets.

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

Outlook

Backlog as of December 30, 2006 was $178.1 million versus $152.6 million for the same period last year. We continue to see momentum from the diversified industrial, aerospace and defense markets and a slowdown in the class 8 truck OEM and aftermarket. Management believes that operating cash flows and available credit under the new credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.1	30.2	31.8	30.0
Selling, general and administrative	14.1	13.7	13.8	16.3
Other, net	(0.7)	0.5	0.0	0.5
Operating income	18.7	16.0	18.0	13.2
Interest expense, net	1.6	4.4	2.0	6.3
Loss on early extinguishment of debt	—	—	1.6	1.9
Other non-operating expense (income)	(1.6)	—	(0.5)	—
Income before income taxes	18.7	11.6	14.9	5.0
Provision for income taxes	6.5	4.0	5.2	1.7
Net income	12.2	7.6	9.7	3.3

Three Month Period Ended December  30, 2006 Compared to Three Month Period Ended December 31, 2005

Net Sales.  Net sales for the three month period ended December 30, 2006 were $76.5 million, an increase of $9.1 million, or 13.6%, compared to $67.4 million for the same period in fiscal 2006. During the three month period ended December 30, 2006, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers and from the acquisition of All Power. Net sales to aerospace and defense customers grew 36.0% in the third quarter of fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand and the acquisition of All Power.  Net sales to diversified industrial customers fell 3.7% in the third quarter of fiscal 2007 compared to the same period last year.  Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and general industrial distribution grew 3.6%, offset by a decrease in year-over-year volume in our class 8 truck aftermarket and OEM business.

The Plain Bearing segment achieved net sales of $37.2 million for the three month period ended December 30, 2006, an increase of $8.7 million, or 30.4%, compared to $28.5 million for the same period in the prior year. The commercial and military aerospace market grew $9.6 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product, and the acquisition of All Power. This was offset by a $0.9 million decline in net sales to our diversified industrial customers. Our small size plain bearings net sales to diversified industrial customers were strong compared to prior years, but this was offset by our larger sizes, which have been impacted by OEM supply-chain constraints, other than bearings.

The Roller Bearing segment achieved net sales of $21.3 million for the three month period ended December 30, 2006, a decrease of $2.1 million, or 8.7%, compared to $23.4 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $2.5 million, offset by an increase in aerospace applications and general industrial demand.

The Ball Bearing segment achieved net sales of $13.4 million for the three month period ended December 30, 2006, an increase of $2.0 million, or 17.2%, compared to $11.4 million for the same period in the prior year.  Of this increase, $1.5 million was driven principally by increased demand from airframe applications and semiconductor capital equipment. Sales to our customers in the general industrial market increased $0.5 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $4.6 million for the three month period ended December 30, 2006, an increase of $0.5 million, or 13.3%, compared to $4.1 million for the same period last year. This increase was primarily due to increased sales of machine tool collets.

Gross Margin.  Gross margin was $24.5 million, or 32.1% of net sales, for the three month period ended December 30, 2006, versus $20.4 million, or 30.2% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, a shift in mix toward higher margin products and increased manufacturing efficiency.

Selling, General and Administrative.  SG&A expenses increased by $1.6 million, or 16.9%, to $10.8 million for the three month period ended December 30, 2006 compared to $9.2 million for the same period in fiscal 2006. As a percentage of net sales, SG&A increased to 14.1% for the three month period ended December 30, 2006 compared to 13.7% for the same period in fiscal 2006. SG&A expenses, excluding stock compensation expense of $0.3 million, were $10.5 million for the three month period ended December 30, 2006, or 13.7% of net sales. This compares to $9.1 million, or 13.6% of net sales, for the same period last year, excluding stock compensation expense of $0.1 million.  Excluding these charges, SG&A increased $1.4 million due to an increase in personnel necessary to support our increased volume, higher professional service fees, additional costs associated with being a public company and the inclusion of All Power.

Other, net.  Other, net for the three month period ended December 30, 2006 was a gain of $0.6 million compared to an expense of $0.4 million for the same period in fiscal 2006. For the three month period ended December 30, 2006, other, net included an $0.8 million gain on the sale of our Nice facility (see Note 11) offset by $0.2 million of amortization of intangibles. For the three month period ended December 31, 2005, other, net consisted of an expense of $0.1 million of bad debt expense, $0.2 million of amortization of intangibles and $0.1 million of other expenses.

Operating Income.  Operating income was $14.3 million, or 18.7% of net sales, for the three month period ended December 30, 2006 compared to $10.8 million, or 16.0% of net sales, for the three month period ended December 31, 2005. Operating income excluding stock compensation expense, Nice facility consolidation expense, gain on sale of Nice building, and disposal of fixed assets was $13.8 million, an increase of 27.5% compared to adjusted operating income for the same period last year. Operating income as a percentage of net sales excluding these charges was 18.1% for the three month period ended December 30, 2006 compared to 16.1% for the same adjusted period last year.  Operating income for the Plain Bearing segment was $9.8 million for the three month period ended December 30, 2006, or 26.4% of net sales, compared to $7.3 million for the same period last year, or 25.5% of net sales. The Roller Bearing segment achieved an operating income for the three month period ended December 30, 2006 of $5.5 million, or 25.9% of net sales, compared to $5.5 million, or 23.4% of net sales, for the three month period ended December 31, 2005.  The Ball Bearing segment achieved an operating income of $4.5 million, or 33.6% of net sales, for the three  month period ended December 30, 2006, compared to $2.9 million, or 25.0% of net sales, for the same period in fiscal 2006. The Other segment achieved an operating income of $0.3 million, or 7.1% of net sales, for the three month period ended December 30, 2006, compared to $0.4 million, or 10.2% of net sales, for the same period in fiscal 2006. The increase in operating income in the Plain and Ball segments was driven primarily by an increase in net sales; the increase in operating income in the Roller segment was attributable to manufacturing efficiencies. Our operating income as a percentage of net sales increased in the Plain, Roller and Ball segments primarily as a result of leveraging our fixed cost base.

Interest Expense, Net.  Interest expense, net decreased by $1.8 million, or 58.9%, to $1.2 million in the three month period ended December 30, 2006, compared to $3.0 million in the same period last fiscal year.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expense included in interest expense, net was $0.1 million for the three month period ended December 30, 2006 compared to $0.2 million for the three month period ended December 31, 2005.

Other Non-Operating Expense (Income).  In the three month period ended December 30, 2006, we received approximately $1.2 million in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2006. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes increased by $6.5 million, to $14.3 million for the three month period ended December 30, 2006 compared to a $7.8 million for the three month period ended December 31, 2005.

Income Taxes.  Income tax expense for the three month period ended December 30, 2006 was $5.0 million compared to $2.7 million for the three month period ended December 31, 2005. Our effective income tax rate for the three month periods ended December 30, 2006 and December 31, 2005 was 34.7%.

Net Income.  Net income increased by $4.3 million to $9.4 million for the three month period ended December 30, 2006 compared to $5.1 million for the three month period ended December 31,

2005. Net income excluding the after tax impact of stock compensation expense, Nice facility consolidation expense, gain on the sale of Nice building, disposal of fixed assets, and the CDSOA payment increased 60.2% to $8.2 million compared to $5.1 million for the same adjusted period last year.

Nine Month Period Ended December 30, 2006 Compared to Nine Month Period Ended December 31, 2005

Net Sales.  Net sales for the nine month period ended December 30, 2006 were $225.0 million, an increase of $26.2 million, or 13.2%, compared to $198.8 million for the same period in fiscal 2006. During the nine month period ended December 30, 2006, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers and the acquisition of All Power. Net sales to aerospace and defense customers grew 28.4% in the nine month period of fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand and the acquisition of All Power. Net sales to diversified industrial customers grew 1.7% in the nine month period of fiscal 2007 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor, capital equipment and general industrial distribution grew 7.1%, offset by a decrease in year-over-year volume in the class 8 truck OEM and aftermarket.

The Plain Bearing segment achieved net sales of $104.3 million for the nine month period ended December 30, 2006, an increase of $22.2 million, or 27.0%, compared to $82.1 million for the same period in the prior year. Net sales to our diversified industrial customers accounted for $2.1 million of the increase, driven primarily by demand in the construction and mining heavy equipment sectors and general aftermarket demand. The commercial and military aerospace market accounted for $20.1 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product and the inclusion of All Power.

The Roller Bearing segment achieved net sales of $68.9 million for the nine month period ended December 30, 2006, a decrease of $2.3 million, or 3.2%, compared to $71.2 million for the same period in the prior year.  Net sales to the class 8 truck OEM and aftermarket declined by $4.4 million, offset by an increase in aerospace applications and general industrial demand.

The Ball Bearing segment achieved net sales of $37.7 million for the nine month period ended December 30, 2006, an increase of $4.5 million, or 13.5%, compared to $33.2 million for the same period in the prior year.  The increase was driven principally by increased demand from airframe and electro-optical devices, semiconductor equipment, and our increased demand from the airframe builders.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $14.1 million for the nine month period ended December 30, 2006, an increase of $1.9 million, or 15.2%, compared to $12.2 million for the same period last year. This increase was primarily due to increased market demand in Europe.

Gross Margin.  Gross margin was $71.6 million, or 31.8% of net sales, for the nine month period ended December 30, 2006, versus $59.6 million, or 30.0% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, product mix, slightly higher prices, and increased manufacturing efficiency.

Selling, General and Administrative.  SG&A expenses decreased by $1.3 million, or 4.1%, to $31.0 million for the nine month period ended December 30, 2006 compared to $32.3 million for the same period in fiscal 2006. As a percentage of net sales, SG&A was 13.8% for the nine month period ended December 30, 2006 compared to 16.3% for the same period in fiscal 2006. SG&A expenses for the nine month period ended December 30, 2006, excluding stock compensation expense of $0.5 million, were $30.5 million, or 13.5% of net sales for the same period last year, compared to $26.9 million, or 13.5% of net sales, excluding stock compensation expense of $0.2 million and non-recurring compensation expense of $5.2 million.  Excluding these charges, SG&A increased $3.6 million due to an increase in personnel necessary to support our increased volume, higher professional service fees, additional costs associated with being a public company and the inclusion of All Power.

Other, net.  Other, net for the nine month period ended December 30, 2006 was $0.1 million compared to $1.0 million for the same period in fiscal 2006. For the nine month period ended December 30, 2006, other, net included $0.4 million of plant shutdown expenses related to our Nice plant consolidation and $0.5 million of amortization of intangibles offset by a $0.8 million gain related to the sale of the Nice facility. For the nine month period ended December 31, 2005, other, net consisted of $0.2 million of non-recurring management fees, $0.3 million of bad debt expense, and $0.5 million of amortization of intangible assets.

Operating Income.  Operating income was $40.4 million, or 18.0% of net sales, for the nine month period ended December 30, 2006 compared to $26.3 million, or 13.2% of net sales, for the nine month period ended December 31, 2005. Operating income excluding stock compensation expense, Nice facility consolidation expense, gain on the sale of Nice building and disposal of fixed assets increased 27.4% to $40.6 million for the nine months ended December 30, 2006 compared to $31.9 million for the comparable adjusted period last year. Operating income as a percentage of sales excluding these charges was 18.1% for the first nine months of fiscal 2007 compared to 16.0% for the same adjusted period last year.  Operating income for the Plain Bearing segment was $28.0 million for the nine month period ended December 30, 2006, or 26.8% of net sales, compared to $21.4 million for the same period last year, or 26.1% of net sales. The Roller Bearing segment achieved an operating income for the nine month period ended December 30, 2006 of $17.6 million, or 25.5% of net sales, compared to $16.7 million, or 23.4% of net sales, for the nine month period ended December 31, 2005.  The Ball Bearing segment achieved an operating income of $10.4 million, or 27.6% of net sales, for the nine month period ended December 30, 2006, compared to $7.7 million, or 23.3% of net sales, for the same period in fiscal 2006.  The Other segment achieved an operating income of $1.8 million, or 12.9% of net sales, for the nine month period ended December 30, 2006, compared to $1.2 million or 10.1% of net sales, for the same period in fiscal 2006. The increase in operating income in the Plain, Ball and Other segments was driven primarily by an increase in net sales; the increase in operating income in the Roller segment was attributable to manufacturing efficiencies. Our operating income as a percentage of net sales increased primarily as a result of mix, volume, methods and pricing improvement.

Interest Expense, net.  Interest expense, net decreased by $8.0 million to $4.6 million for the nine month period ended December 30, 2006 compared to $12.6 million for the nine month period ended December 31, 2005.  Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expense included in interest expense, net was $0.3 million for the nine month period ended December 30, 2006 compared to $0.6 million for the nine month period ended December 31, 2005.

Loss on Early Extinguishment of Debt.  For the nine month period ended December 30, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred financing costs associated with the early termination of the senior credit facility. For the nine month period ended December 31, 2005, loss on extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all of our 13% discount debentures in September of 2005, $0.5 million pre-payment fees related to the prepayment of all of the outstanding balance under our second lien term loan in August of 2005, and $0.4 million in interest expense for the 30 day call period related to the early extinguishment of our 13% discount debentures.

Other Non-Operating Expense (Income).  In the nine month period ended December 30, 2006, we received approximately $1.2 million in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2006. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes was $33.5 million for the nine month period ended December 30, 2006 compared to income before taxes of $9.9 million for the nine month period ended December 31, 2005.

Income Taxes.  Income taxes for the nine month period ended December 30, 2006 provided an expense of $11.7 million compared to an expense of $3.4 million for the nine month period ended December 31, 2005.  Our effective income tax rate for the nine month period ended December 30, 2006 was 35.0% compared to an effective income tax rate of 34.7% for the nine month period ended December 31, 2005.  The effective tax rates are lower than the combined federal and state statutory rates in fiscal 2007 and 2006 due to a foreign tax rate differential.

Net Income.  Net income was $21.8 million for the nine month period ended December 30, 2006 compared to net income of $6.5 million for the nine month period ended December 31, 2005. Net income excluding the after tax impact of stock compensation expense, Nice facility consolidation expense, gain on sale of Nice building, disposal of fixed assets, loss on early extinguishment of debt, and the CDSOA payment, increased 85.7% to $23.4 million for the first nine months of fiscal 2007 compared to $12.6 million for the same adjusted period last year.

Liquidity and Capital Resources

Liquidity

On August 31, 2006, our board of directors authorized us to repurchase up to $7.5 million of our common stock during fiscal 2007, from time to time on the open market, in block trade transactions and through privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice.  As of December 30, 2006, no repurchases have been made.  However, in January 2007, the Company repurchased 26,107 shares of its common stock at an average price of $26.38 per share on the open market.

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

As of December 30, 2006, $52,000 was outstanding under the KeyBank credit facility. We recorded a non-cash pre-tax charge of approximately $3,576 in the first quarter of fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $889 associated with the KeyBank Credit Agreement were also recorded in the first nine months of fiscal 2007.

Approximately $21,410 of the KeyBank credit facility is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of December 30, 2006, RBCA had the ability to borrow up to an additional $76,590 under the KeyBank credit facility.

On December 8, 2003, Schaublin entered into a bank credit facility, or Swiss Credit Facility, with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.2 million, of term loan, or Swiss Term Loan, and up to 2.0 million Swiss francs, or approximately $1.6 million, of revolving credit loans and letters of credit, or the Swiss Revolver. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of December 30, 2006, we were in compliance with all such covenants. On November 8, 2004, we amended the Swiss Credit Facility to increase the Swiss Revolver to 4.0 million Swiss francs, or approximately $3.3 million. As of December 30, 2006, $3.3 million was outstanding under the Swiss Term Loan, and no loans or letters of credit were outstanding under the Swiss Revolver.

Cash Flow

Nine Month Period Ended December 30, 2006 Compared to the Nine Month Period Ended December 31, 2005

In the nine month period ended December 30, 2006, we generated cash of $42.2 million from operating activities compared to $13.2 million for the nine month period ended December 31, 2005. The increase of $29.0 million was mainly a result of an increase of $15.3 million in net income, an increase of $4.3 million in deferred income taxes, a change in operating assets and liabilities of $7.7 million and an increase in non-cash charges of $1.7 million.

Cash used for investing activities for the nine month period ended December 30, 2006 included $8.0 million relating to capital expenditures compared to $7.8 million for the nine month period ended December 31, 2005. Investing activities also included $8.8 million relating to the acquisition of All Power offset by proceeds of $3.5 million related to the disposal of assets.

Financing activities used $32.0 million in the nine month period ended December 30, 2006. We received net proceeds of $57.8 million from our secondary offering (see Note 2) which were used, in addition to $10.0 million in cash from operations, to pay down the term loan under the Amended Credit

Agreement. The balance of approximately $78.0 million was refinanced and further reduced to $52.0 million by using approximately $26.0 million from cash from operations.

Capital Expenditures

Our capital expenditures were $8.0 million for the nine month period ended December 30, 2006. We expect to make net capital expenditures of approximately $12.0 to $14.0 million during fiscal 2007 in connection with our existing business. We intend to fund our fiscal 2007 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank credit facility. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of December 30, 2006, there was no material change in capital lease, operating lease or pension and post-retirement benefit obligations reflected on our consolidated balance sheets as compared to such obligations and liabilities as of April 1, 2006.

Debt and interest obligations have been significantly reduced since April 1, 2006 due to the debt refinancing discussed in the “Liquidity” section above.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank credit facility generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of December 30, 2006, our margin is 0.0% for prime rate loans (prime rate at December 30, 2006 was 8.25%) and 1.0% for LIBOR rate loans (one month LIBOR rate at December 30, 2006 was 5.33%). As of December 30, 2006, based on the aggregate amount of $52.0 million outstanding under our KeyBank credit facility, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.5 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were denominated in foreign currencies for fiscal 2006 and approximately 13% for the first nine months of fiscal 2007.  We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 5. Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 6. Limitation on Effectiveness of Controls

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 30, 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

            None.

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

Dated: February 8, 2007

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