Form 10-K
period 2007-03-31
RBC Bearings INC
filed 2007-06-12
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 30, 2006 (based on the September 29, 2006 closing sales price of $24.15 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $498,252,000.

Number of shares outstanding of the registrant’s Class A Common Stock at June 4, 2007:

21,502,236 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 13, 2007 are incorporated by reference into Part III of this Form
10-K.

PART I

ITEM 1.  BUSINESS

RBC Bearings Incorporated

We are a well known international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 19 facilities of which 17 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a highly fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

The increased demand for bearings in the diversified industrial market is being influenced by growth in industrial machinery and equipment shipments and nonresidential construction activity. In addition, increased usage of existing machinery will improve aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth is expected to continue to expand demand for our bearing solutions. Lastly, growth in the defense market is being influenced by modernization programs necessitating increased spending on new equipment, as well as continued utilization of deployed equipment supporting robust aftermarket demand for replacement bearings.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing products and applications. We classify our customers into two principal categories: diversified industrial and aerospace and defense. These principal end markets utilize a large number of both commercial and specialized bearing products. Although we provide a relatively small percentage of total bearing products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized bearing product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Item 8, Note 21.

•                  Diversified Industrial Market (50% of net sales for the fiscal year ended March 31, 2007)

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

Our largest diversified industrial customers include Applied Materials, Caterpillar, Hitachi Construction Machinery, Komatsu America, Parker-Hannifin Corporation and various aftermarket distributors including Applied Industrial, Kaman Corporation and Motion Industries. We believe that the diversification of our sales among the various markets of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of increasing demand for industrial machinery, the introduction of new products and the expansion of aftermarket sales.

•                  Aerospace and Defense Market (50% of net sales for the fiscal year ended March 31, 2007)

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

Our largest aerospace and defense customers include Airbus, Boeing, General Electric, Lockheed Martin, Raytheon, Snecma Group, U.S. Department of Defense, United Technologies and various aftermarket channels. We estimate that over 49% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence and the refurbishment and maintenance of existing commercial aircraft.

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our product segments:

Net Sales for the Fiscal Year Ended
Segment	March 31, 2007	April 1, 2006	April 2, 2005	Representative Applications
Plain Bearings	$143,907 (47.0%)	$115,091 (41.9%)	$93,250 (38.4%)	• Aircraft engine controls and landing gear • Missile launchers • Mining and construction equipment
Roller Bearings	$92,123 (30.1%)	$96,466 (35.1%)	$92,281 (38.0%)	• Aircraft hydraulics • Military and commercial truck chassis • Packaging machinery and gear pumps
Ball Bearings	$50,466 (16.5%)	$46,378 (16.9%)	$41,881 (17.2%)	• Radar and night vision systems • Airframe control and actuation • Semiconductor equipment
Other	$19,566 (6.4%)	$16,574 (6.1%)	$15,604 (6.4%)	• Precision ground ball screws for robotic handling and missile guidance • Collets for machine tools

Plain Bearings.  Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 47.0% of our net sales in fiscal 2007.

Roller Bearings.  Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world’s largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 30.1% of our net sales in fiscal 2007.

Ball Bearings.  Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 16.5% of our net sales in fiscal 2007.

Other.  Our other products consist primarily of precision linear products and machine tool collets. Precision linear products are precision ground ball bearing screws that offer repeatable positioning accuracy in defense, machine tools, robotic handling and semiconductor equipment. Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine, that provide effective part holding and accurate part location during machining operations. Our other products accounted for 6.4% of our net sales in fiscal 2007.

Product Design and Development

We produce specialized bearings that are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers on a continual basis to develop bearing solutions. The product development cycle can follow many paths which are dependent on the end market or sales channel. The process normally takes between 3-6 years from concept to sale depending upon the application and the market. A common route that is used for major OEM projects begins when our design engineers meet with their customer counterparts at the machine design conceptualization stage and work with them through the conclusion of the product development.

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

Once a bearing is designed, a mathematical simulation is created to replicate the expected application environment and thereby allow optimization with respect to these design variables. Upon conclusion of the design and simulation phase, samples are produced and laboratory testing commences at one of our test laboratories. The purpose of this testing phase is not only to verify the design and the simulation model but also to allow further design improvement where needed. Finally, upon successful field testing by the customer, the product is ready for sale.

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer. We currently have in excess of 32,000 of such approvals, which often gives us a significant competitive advantage, and in many of these instances we are the only approved supplier of a given bearing product.

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

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for “Just In Time” deliveries or “Kan Ban” systems. Our worldwide distributor network provides our customers with more than 2,000 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

We store product inventory in four company-owned and operated warehouses located on the East and West coasts of the U.S., and in France and Switzerland. The inventory is located in these warehouses based on thorough analysis of customer demand to provide superior service and product availability.

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

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw material is steel. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which during the past three years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. To date, we have generally managed to pass through these raw material price increases to our customers by assessing steel surcharges on, or price increases of, our bearing products. However, we have from time to time experienced a time lag of up to 3 months or more in our ability to pass through steel surcharges to our customers which has negatively impacted our gross margins. We will continue to pass on raw material price increases as competitive conditions allow.

Backlog

As of March 31, 2007 we had order backlog of $176.6 million compared to a backlog of $160.8 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers’ orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had approximately 1,271 hourly employees and 601 salaried employees as of March 31, 2007, of whom 326 were employed in our European and Mexican operations. As of March 31, 2007, approximately 191 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Bremen, Indiana plants. These agreements expire on January 31, 2008, June 30, 2009 and October 31, 2009, respectively.

On February 15, 2006, our RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with our decision to close operations at our Kulpsville, Pennsylvania facility. Under the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation insurance, adjustment assistance and other matters. The production that was conducted at the Nice facility has been moved to other RBC locations.

On February 6, 2007, our Tyson Bearing Company, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 7461-01 entered into a shutdown agreement in connection with our decision to close operations at our Glasgow, Kentucky facility. Under the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production that was conducted at the Tyson facility has moved to other RBC locations, and we anticipate no material impact on our production or our ability to service our customers. The effective date of the termination of the union contract with this union will be the date on which bargaining unit work related to the union contract is concluded.  As of March 31, 2007, seven union employees were active at the Glasgow, Kentucky facility.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have approximately 45 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have approximately 202 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business. See “Risk Factors.”

Regulation

Product Approvals.  Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals in the form of OEM approvals or Parts Manufacturer Approvals, or “PMAs,” from the FAA. We also have a substantial number of active PMA applications in process. These approvals enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. The costs of obtaining required product approvals are not directly tracked, but are included in our manufacturing overhead and SG&A costs. We do not directly pass these costs on to our customers, but they are reflected indirectly in our overall product pricing.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental controls in fiscal 2008.

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

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.rbcbearings.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. A copy of the above filings will also be provided free of charge upon written request to us.

ITEM 1A.  RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, cash flows, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; future growth rates in the markets we serve; increases in foreign sales; supply and cost of raw materials, any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•                  Weaknesses and cyclicality in any of the industries in which our customers operate;

•                  Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;

•                  Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

•                  Suspension or debarment from acting as a government supplier;

•                  Our ability to obtain and retain product approvals;

•                  Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;

•                  Our ability to address technological advances in metallurgy or in material advances and introduce new products to remain competitive;

•                  Our ability to acquire and integrate complementary businesses;

•                  Unexpected equipment failures, catastrophic events or capacity constraints;

•                  Development of new litigation;

•                  Our ability to attract and retain our management team and other highly-skilled personnel;

•                  Increases in interest rates;

•                  Work stoppages and other labor problems for us and our customers or suppliers;

•                  Contractual limitations on our ability to expand our business;

•                  Regulatory developments in the U.S. and foreign countries;

•                  Developments or disputes concerning patents or other proprietary rights;

•                  Actual or anticipated changes in our earnings, fluctuations in our operating results or the failure to meet the expectations of financial market analysts and investors;

•                  Changes in accounting standards, policies, guidance, interpretation or principles;

•                  Risks associated with operating internationally, including currency translation risks;

•                  The operating and stock performance of comparable companies;

•                  Acts of terrorism or major catastrophic events;

•                  Investors’ perceptions of us and our industry; and

•                  General economic, geopolitical, industry and market conditions.

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

Our business, operating results, cash flows or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should carefully consider these risks before investing in shares of our common stock.

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

Our top ten customers generated 32% of our net sales during fiscal 2007 and fiscal 2006. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers’ purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2007, 6.5% of our net sales were made directly, and we estimate that approximately an additional 15.6% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flow from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flow could be reduced.

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

For example, we purchase steel at market prices, which during the past three years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. As a result, we are currently being assessed surcharges on certain of our purchases of steel, and under certain circumstances, we have experienced difficulty in identifying steel for purchase. If we are unable to purchase steel for our operations for a significant period of time, our operations would be disrupted, which could reduce or delay sales of our products, and, in turn, could result in a material reduction in our revenues, cash flow from operations and profitability. In addition, we may be unable to pass on the increased costs of raw materials to our customers, which could materially reduce our cash flow from operations and profitability.

We seek to pass through a significant portion of our additional costs to our customers through steel surcharges or price increases. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 3 months or more between the time a cost increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result our gross margin percentage may decline, and we may not be able to implement other price increases for our products. We cannot provide assurances that we will be able to continue to pass these additional costs on to our customers at all or on a timely basis or that our customers will not seek alternative sources of supply if there are significant or prolonged increases in the price of steel or other raw materials or energy resources.

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

Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the FAA to designated OEMs who are Production Approval Holders of FAA approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Regulations enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who currently sell their products to the Production Approval Holders, to sell products to the aftermarket. Our foreign sales may be subject to similar approvals or U.S. export control restrictions. Although we have not lost any material product approvals in the past, we cannot assure you that we will not lose approvals for our products in the future. The loss of product approvals could result in lost sales and materially reduce our revenues and profitability.

Under certain circumstances, the U.S. government has the right to debar or suspend us from acting as a U.S. government contractor or subcontractor, and if we are suspended or debarred from acting as a government supplier for any reason, such an action would materially reduce our revenues and profitability.

In connection with our performance of certain U.S. government contracts, the federal government audits and reviews our performance, pricing practices and compliance with applicable laws, regulations and standards. It is possible that as a result of these audits, our revenues, cash flow or results of operations could be materially reduced as a result of lost sales or penalties. For example, the government could disallow certain costs that it originally reimbursed, and we may be required to refund cash already collected. It is also possible that a government audit, review or investigation could uncover improper or illegal activities that would subject us to civil, criminal and/or administrative sanctions, including, but not limited to, termination of contracts, reimbursement of payments received, fines, forfeiture of profits and suspension or debarment from doing business with federal government agencies. If any allegations of impropriety were made against us, whether or not true, our reputation could be adversely affected. If we were suspended or debarred from contracting with the federal government, or any specific agency, if our reputation was impaired or if the government ceased or significantly decreased the amount of business it does with us, our revenues and cash flow could be reduced. As a U.S. government contractor, we are also subject to various federal laws, regulations and standards. New laws, regulations or standards or changes to existing laws, regulations or standards could subject us to additional costs of compliance or liabilities and could result in material reductions to our results of operations, cash flow or revenues.

We have outstanding debt, and may incur additional debt in the future for acquisitions or other purposes, which could materially impact our business.

As of March 31, 2007, we had total indebtedness of $59.4 million. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control.

We may incur additional indebtedness in the future for acquisitions and other purposes, and the debt servicing costs associated with that indebtedness could have effects on our operations, including:

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

The KeyBank Credit Agreement contains a number of restrictive covenants that limit our ability, among other things, to:

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

In addition, the KeyBank Credit Agreement contains other financial covenants requiring us to maintain a minimum fixed charge coverage ratio and maximum senior leverage ratios and to satisfy certain other financial conditions. Our KeyBank Credit Agreement prohibits us from incurring capital expenditures of more than $20 million per year. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities.

As of March 31, 2007, we had $42.0 million outstanding borrowings and letters of credit of $21.4 million under our $150.0 million KeyBank Credit Agreement. Under the KeyBank Credit Agreement, we had borrowing availability of $86.6 million as of March 31, 2007.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of March 31, 2007, approximately 15% of our hourly employees were represented by labor unions in the U.S. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 70 employees will expire in June 2009, one agreement covering approximately 32 employees will expire in October 2009, and one agreement covering approximately 82 employees will expire in January 2008.

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

Our ability to remain competitive, sustain our growth and expand our operations largely depends on our cash flow from operations and our access to capital. We intend to fund our cash needs through operating cash flow and borrowings under our KeyBank Credit Agreement. We may require additional equity or debt financing to fund our growth and debt repayment obligations. In addition, we may need additional capital to fund future acquisitions. Our business may not generate sufficient cash flow, and we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

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

The occurrence of extraordinary events, such as a major terrorist attack, may adversely affect our business, resulting in a decrease in our revenues.

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

The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, some of which, if consummated, could be significant to us. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future for a number of different reasons including the increased competition for targets, which may increase acquisition costs, and consolidation in our industries reducing the number of acquisition targets. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, cash flow and growth.

The costs and difficulties of integrating acquired businesses could impede our future growth.

We cannot assure you that any future acquisition will enhance our financial performance. Our ability to effectively integrate any future acquisitions will depend on, among other things, the culture of the acquired business matching with our culture, the ability to retain and assimilate employees of the acquired business, the ability to retain customers and integrate customer bases, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions.

Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize all of the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the expected time frame. As a result of our acquisitions of other businesses, we may be subject to the risk of unforeseen business uncertainties or legal liabilities relating to those acquired businesses for which the sellers may not indemnify us, or be financially able to indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland and England. Of our 19 facilities, 5 are located outside the U.S., including 3 manufacturing facilities.

Approximately 24% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2007. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. We are not aware of any proposed material regulatory changes, but our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations, however, as the size of our international operations has continued to grow, we expect these risks to become increasingly important to our business operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we monitor exchange rates, we currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates.”

Our pension plans are underfunded, and we may be required to make significant future contributions to the plans.

As of March 31, 2007, we maintained four noncontributory defined benefit pension plans. The plans were underfunded by $1.1 million in the aggregate as of March 31, 2007 and $3.8 million as of April 1, 2006, which is the amount by which the accumulated benefit obligations exceed the sum of the fair market value of plans’ assets. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plans as performed by the plans’ actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plans may increase unreasonably if the plans continue to operate, if we are unable to satisfy the minimum funding requirement for the plans or if the plans become unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plans and take control of their assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plans and plan liabilities, see Note 13 to our consolidated financial statements for the fiscal year ended March 31, 2007.

We may incur material losses for product liability and recall related claims.

We are subject to a risk of product and recall related liability in the event that the failure, use or misuse of any of our products results in personal injury, death, or property damage or our products do not conform to our customers’ specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, trains, automobiles, heavy trucks and farm equipment, many of which are subject to government ordered as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. Although we have not had any material product liability or recall related claims made against us, and we currently maintain product liability insurance coverage for product liability, although not for recall related claims, we cannot assure you that product liability or recall related claims, if made, would not exceed our insurance coverage limits or would be covered by insurance which, in turn, may result in material losses related to these claims, increased future insurance costs and a corresponding reduction in our cash flow and net income.

Environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect.

We are subject to various federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. These laws and regulations could subject us to material costs and liabilities, including compliance costs, civil and criminal fines imposed for failure to comply with these laws and regulatory and litigation costs. We also may be liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or similar state laws, for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Compliance with these laws and regulations may prove to be more limiting and costly than we anticipate. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could cause a material increase in our environmental related compliance costs and a corresponding reduction in our cash flow and net income. Investigation and remediation of contamination at some of our sites is ongoing. Actual costs to clean-up these sites may exceed our current estimates. Although we have indemnities for certain pre-closing environmental liabilities from the prior owners in connection with our acquisition of several of our facilities, we cannot assure you that the indemnities will be adequate to cover known or newly discovered pre-closing liabilities.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We have numerous U.S. and foreign patents, trademark registrations and U.S. copyright registrations. Our issued patents are expected to expire by their own terms at various dates and most such patents will not expire for at least 5 years. We also have U.S. and foreign trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party’s rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income. See “Business—Intellectual Property.”

Cancellation of orders in our backlog of orders could negatively impact our revenues.

As of March 31, 2007, we had an order backlog of $176.6 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Any reduction of Continued Dumping and Subsidy Offset Act (CDSOA) distributions in the future would reduce our earnings and cash flows.

The CDSOA provides for distribution of monies collected by the U.S. Customs Service from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and personnel. We reported approximately $1.2 million in CDSOA receipts for the year ended March 31, 2007. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in our fiscal year ending 2008, but would be expected to reduce any distributions in years beyond our fiscal year ending 2008, with distributions eventually ceasing. In separate cases in July and September 2006, the U.S. Court of International Trade, or “CIT,” ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not finally ruled on other matters, including any remedy as a result of its ruling. We are unable to determine, at this time, if these rulings will have a material adverse impact on our future receipt of CDSOA distributions or our financial results. It is possible that the CIT rulings might prevent us from receiving any CDSOA distributions in our fiscal year ending 2008. In addition to the CIT ruling, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, and the administrative operation of the law. Any reduction of CDSOA distributions would reduce our earnings and cash flow.

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

Our certificate of incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of the holders of our common stock, including purchasers in this offering. Holders of the common stock will not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

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

In addition, we own facilities in Hartsville, South Carolina; Fairfield, Connecticut; Rancho Dominguez, California; Santa Ana, California; Walterboro, South Carolina; Bremen, Indiana; Plymouth, Indiana; Bishopville, South Carolina; and Torrington, Connecticut. We also have leases in effect with respect to facilities in the following locations until the following dates: West Trenton, New Jersey, February 2, 2012; Oxford, Connecticut, September 30, 2014; Torrington, Connecticut, December 22, 2008; Glasgow, Kentucky, June 30, 2007; Delemont, Switzerland, December 31, 2009; Reynosa, Mexico, June 13, 2013; Oklahoma City, Oklahoma, September 30, 2021; Irwindale, California, May 31, 2008; Bishopville, South Carolina, January 31, 2016; Hartsville, South Carolina, September 30, 2014; and Santa Fe Springs, California, July 1, 2009.

We also have several small field offices located in various locales in the United States to support field sales operations. These offices are less than twenty five hundred square feet.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand. Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our KeyBank Credit Agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions of Part III, Item 10.

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of June 12, 2007 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Dr. Michael J. Hartnett	61	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	47	2003 2003 2006	Vice President Finance Vice President and Chief Financial Officer and Secretary Vice President and Chief Financial Officer and Assistant Secretary
Phillip H. Beausoleil	63	1995 2007	General Manager, ITB and TDC General Manager, ITB, TDC and All Power
Thomas C. Crainer	49	2000 2003	General Manager Schaublin SA General Manager, Heim, RBC-API and Schaublin SA
Richard J. Edwards	51	1996	Vice President and General Manager, RBC Divisions
Thomas J. Williams	55	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	55	2003 2005 2006	Manager of Accounting Director of Accounting Corporate Controller

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 29, 2007, there were 49 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock (beginning August 10, 2005) as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$27.19	$19.33	$—	$—
Second Quarter	25.57	19.63	17.68	14.60
Third Quarter	30.12	23.78	18.27	14.20
Fourth Quarter	34.88	25.81	22.24	16.25

The last reported sale price of our common stock on the Nasdaq National Market on June 4, 2007 was $39.55 per share.

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

Issuer Purchases of Equity Securities

Total share repurchases for the three months ended March 31, 2007 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
01/01/2007 — 01/31/2007	26,107	$26.38	26,107	$6,811
02/01/2007 — 02/28/2007	—	—	—	6,811
03/01/2007 — 03/31/2007	11,249	32.00	11,249	—
Total	37,356	$28.07	37,356	$—

On August 31, 2006, our Board of Directors authorized us to repurchase up to $7.5 million of our common stock during fiscal 2007, from time to time on the open market, in block trade transactions and through privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. This plan expired on March 31, 2007.

During the fourth quarter of fiscal 2007, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included elsewhere in this Annual Report on Form 10-K.

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

The proceeds of the offering (excluding payments for commissions, fees and expenses described above) were used to prepay outstanding balances under the Amended Term Loan.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite over the period from July 31, 2005 to March 31, 2007. Each line on the graph assumes that $100 was invested in our common stock on August 10, 2005 or in the respective indices at the closing price on July 31, 2005. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 31, 2007.

	8/10/2005	4/1/2006	3/31/2007
RBC Bearings Incorporated	$100.00	$134.25	$218.93
Nasdaq Composite Index	100.00	109.71	115.32
Peer Group	100.00	124.18	179.51

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 31, 2007, April 1, 2006, April 2, 2005, April 3, 2004 and March 29, 2003 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005	April 3, 2004	March 29, 2003
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$306,062	$274,509	$243,016	$187,331	$172,860
Cost of sales	205,953	191,561	174,602	135,433	124,086
Gross margin	100,109	82,948	68,414	51,898	48,774
Selling, general and administrative(2)	42,256	41,945	32,749	28,107	26,647
Other, net	5,934	2,424	3,526	1,662	1,424
Operating income	51,919	38,579	32,139	22,129	20,703
Interest expense, net	5,505	15,735	19,669	20,380	21,023
Loss (gain) on early extinguishment of debt(3)	3,576	3,771	6,950	—	(780)
Other non-operating expense (income)	(1,229)	—	(355)	16	298
Income before income taxes	44,067	19,073	5,875	1,733	162
Provision for (benefit from) income taxes	15,588	6,634	(1,385)	1,070	113
Net income	28,479	12,439	7,260	663	49
Preferred stock dividends	—	(893)	(2,280)	(2,144)	(1,313)
Participation rights of preferred stock in undistributed earnings	—	(630)	(1,142)	—	—
Net income (loss) available to common stockholders	$28,479	$10,916	$3,838	$(1,481)	$(1,264)
Net income (loss) per common share:(4)
Basic	$1.38	$0.84	$0.62	$(0.24)	$(0.20)
Diluted	$1.33	$0.76	$0.35	$(0.24)	$(0.20)
Weighted average common shares:(4)
Basic	20,579,498	12,931,185	6,202,615	6,188,903	6,188,903
Diluted	21,335,307	14,452,264	10,854,584	6,188,903	6,188,903
Other Financial Data:
Capital expenditures	$16,174	$10,341	9,526	4,951	6,522

	As of
	March 31,	April 1,	April 2,	April 3,	March 29,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash	$5, 184	$16,126	$2,635	$3,250	$3,553
Working capital	138,970	146,612	120,656	105,550	89,411
Total assets	273,713	275,923	250,169	234,746	232,356
Total debt	59,405	165,747	220,079	215,224	210,933
Total stockholders’ equity (deficit)	168,171	73,340	(7,759)	(16,285)	(17,649)

(1)

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

Net sales were $306.1 million in fiscal 2007 compared to $274.5 million in fiscal 2006, an increase of $31.6 million. Net sales in the compared periods included net sales of $8.4 million in fiscal 2007 for All Power, which was acquired in September 2006.

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

Loss on early extinguishment of debt in fiscal 2007 was $3.6 million for the non-cash write-off of deferred financing costs associated with the early termination of the senior credit facility.

(4)

Amounts shown for periods prior to August 15, 2005 include shares of both Class A common stock and Class B common stock, all of which were reclassified into a single class of common stock on a one-for-one basis in connection with our initial public offering as of such date.

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

Amounts for the fiscal year ended March 31, 2007 reflect the consummation of our secondary public offering in April 2006, which included: (1) the sale by us of 8,989,550 shares of our common stock (5,995,529 sold by certain of our stockholders) at the offering price of $20.50 per share and (2) the repayment of $57.8 million of our Term Loan.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2007 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 19 facilities of which 17 are manufacturing facilities in four countries.

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

During fiscal 2007, the world economy continued to emerge from the slowdown experienced from 2000 to 2003, and we experienced favorable conditions across our two major markets: diversified industrial and aerospace and defense. In particular the economy of our diversified industrial market has been driven by requirements in non-residential construction, mining and the oil and gas sectors. These conditions have resulted in demand for bearings for both OEM and replacement markets. In the aerospace market a strong recovery continued, and we believe it is at the mid-stages of an extended cycle. Expansion of the commercial aircraft sector, in response to increased passenger demand and the need of the carriers to upgrade the worldwide fleet, drove increased build schedules at Boeing and Airbus. The defense sector continued to replace and develop its weapons and cargo platforms. This sector demonstrated increased requirements for replacement bearings for combat systems strained by extensive use in harsh environments over the past four years. For the fiscal year ended March 31, 2007, approximately 24% of our revenues were derived from sales directly or indirectly outside the U.S. We expect this component of our business to increase in response to our emphasis on continued penetration of foreign markets, particularly those in aerospace.

Approximately 20% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past three years, steel prices have increased to historically high levels, responding to unprecedented levels of world demand. To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 3 months or more.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 15 acquisitions which have significantly broadened our end markets, products, customer base and geographic reach.

Sources of Revenue

Revenue is generated primarily from sales of bearings to the diversified industrial market and the aerospace and defense markets. Sales are often made pursuant to sole-source relationships, long-term agreements and purchase orders with our clients. We recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment.

Sales to the diversified industrial market accounted for 50% of our net sales for the fiscal year ended March 31, 2007. Sales to the aerospace and defense markets accounted for 50% of our net sales for the same period. We anticipate that sales to the aerospace and defense markets will increase as a percentage of our net sales.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 58% of our net sales for fiscal 2007. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this segment. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 24% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2007, compared to 20% for fiscal 2006. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. In fiscal 2007 and fiscal 2006, our top ten customers, four of which were OEMs and the remaining six of which were distributors, generated 32% of our net sales. Out of the 32% of net sales generated by our top ten customers during the fiscal year ended March 31, 2007, 20% of net sales was generated by our top four customers. No single customer was responsible for generating more than 8% of our net sales for the same period.

Cost of Revenues

Cost of sales includes employee compensation and benefits, materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

During the past three years, our gross margin was impacted by rising raw material prices, in particular, steel and related products. In response, we have, to date, managed to pass on the majority of these price increases of raw materials to our customers through steel surcharges assessed on, or price increases of, our bearing products. However, we have from time to time experienced a time lag of up to 3 months or more in our ability to pass through steel surcharges to our customers, which has negatively impacted our gross margin. We will continue to pass on raw material price increases as competitive conditions allow.

We have not been significantly impacted by recent increases in energy prices because energy costs, the most significant component of which is natural gas used in heat treating operations, represent approximately 3% of our overall costs.

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

Other Expenses

On February 15, 2006, our RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with our decision to close operations at our Kulpsville, Pennsylvania facility. Under the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation insurance, adjustment assistance and other matters. The production that was conducted at the Nice facility has been moved to other RBC locations, and we anticipate no material impact on our production or our ability to service our customers. Shutdown costs included $0.6 million of severance and $0.4 million for fixed asset impairments which were recorded in fiscal 2006.

On February 6, 2007, our Tyson Bearing Company, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 7461-01 entered into a shutdown agreement in connection with our decision to close operations at our Glasgow, Kentucky facility. Under the shutdown agreement, the union has agreed to take no action against us in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation insurance, adjustment assistance and other matters. The production that was conducted at the Tyson facility has been moved to other RBC locations, and we anticipate no material impact on our production or our ability to service our customers. The consolidation is anticipated to result in improved gross margin for this product line from a negative to a positive result over the next twelve months. This consolidation resulted in a charge of approximately $5,088 in fiscal 2007. Approximately $2,211 of this charge related to the disposal of fixed assets.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	32.7	30.2	28.2
Selling, general and administrative	13.8	15.3	13.5
Other, net	1.9	0.9	1.5
Operating income	17.0	14.0	13.2
Interest expense, net	1.8	5.7	8.1
Loss on early extinguishment of debt	1.2	1.4	2.9
Other non-operating expense (income)	(0.4)	0.0	(0.2)
Income before income taxes	14.4	6.9	2.4
Provision for (benefit from) income taxes	5.1	2.4	(0.6)
Net income	9.3	4.5	3.0

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists primarily of precision ball screws and machine tool collets. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
	(in thousands)

Net External Sales
Plain	$143,907	$115,091	$93,250
Roller	92,123	96,466	92,281
Ball	50,466	46,378	41,881
Other	19,566	16,574	15,604
Total	$306,062	$274,509	$243,016

Operating Income
Plain	$41,163	$30,955	$22,647
Roller	18,766	23,340	17,030
Ball	12,523	9,692	9,070
Other	2,200	1,478	797
Corporate	(22,733)	(26,886)	(17,405)
Total	$51,919	$38,579	$32,139

Geographic Information

The following table summarizes our net sales, by shipping location, for the periods shown:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
	(in thousands)
Geographic Revenues
Domestic	$265,644	$243,576	$215,381
Foreign	40,418	30,933	27,635
Total	$306,062	$274,509	$243,016

For additional information concerning our business segments, see Item 8, Note 21.

Fiscal 2007 Compared to Fiscal 2006

Net Sales.  Net sales for fiscal 2007 were $306.1 million, an increase of $31.6 million, or 11.5%, compared to $274.5 million for the same period in fiscal 2006. During fiscal 2007, we experienced net sales growth in three of our four segments, driven by demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to aerospace and defense customers grew 25.8% in fiscal 2007 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the inclusion of recently acquired All Power. Net sales to diversified industrial customers grew 0.3% in fiscal 2007 compared to the same period last year.  Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and distribution were up 6.8% offset by a decline in year-over-year volume in our Class 8 truck market.

The Plain Bearings segment achieved net sales of $143.9 million in fiscal 2007, an increase of $28.8 million, or 25.0%, compared to $115.1 million for the same period in the prior year. The commercial and military aerospace market accounted for $28.2 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. Net sales to diversified industrial customers accounted for $0.6 million of the increase driven by general industrial applications.

The Roller Bearings segment achieved net sales of $92.1 million in fiscal 2007, a decrease of $4.4 million, or 4.5%, compared to $96.5 million for the same period in the prior year. $8.1 million of this decrease was attributable to sales to customers in the industrial market, mainly a result of the slow down in the class 8 truck market. The aerospace and defense market accounted for the offsetting $3.7 million increase, driven primarily by increasing build rates and maintenance requirements for commercial and military aircraft.

The Ball Bearings segment achieved net sales of $50.5 million in fiscal 2007, an increase of $4.1 million, or 8.8%, compared to $46.4 million for the same period in the prior year.  The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and increased penetration of the airframe market.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $19.6 million in fiscal 2007, an increase of $3.0 million, or 18.1%, compared to $16.6 million for the same period last year. This increase was primarily due to increased sales of machine tool collets to the industrial market in Europe and precision ball screws to aerospace and industrial applications.

Gross Margin.  Gross margin was $100.1 million, or 32.7% of net sales, in fiscal 2007, versus $82.9 million, or 30.2% of net sales, for the comparable period in fiscal 2006. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, higher prices, increased manufacturing efficiency, and overall product mix.

Selling, General and Administrative.  SG&A expenses increased by $0.4 million, or 0.7%, to $42.3 million in fiscal 2007 compared to $41.9 million for the same period in fiscal 2006. The increase was primarily due to higher stock compensation expense of $0.4 million, higher professional service fees of $1.3 million and an increase of $3.9 million for personnel necessary to support increased volume, offset by $5.2 million in non-recurring compensation expense in fiscal 2006.  As a percentage of net sales, SG&A was 13.8% in fiscal 2007 compared to 15.3% for the same period in fiscal 2006.

Other, net.  Other, net in fiscal 2007 was $5.9 million compared to $2.4 million for the same period in fiscal 2006. In fiscal 2007, other, net included plant consolidation expenses for both the Tyson and Nice facilities of $3.2 million, a loss on disposal of fixed assets of $2.7 million relating primarily to the Tyson plant consolidation, a gain on the sale of the Nice facility of $0.8 million, amortization of intangibles of $0.7 million and $0.2 million of bad debt expense.  In fiscal 2006, other, net included amortization of intangibles of $0.7 million, severance costs of $0.6 million and losses on fixed asset disposals of $0.4 million for the RBC Nice Bearings, Inc. plant consolidation, $0.2 million of non-recurring management fees, $0.3 million of bad debt expense, and $0.2 million of other expenses.

Operating Income.  Operating income was $51.9 million, or 17.0% of net sales, in fiscal 2007 compared to $38.6 million, or 14.0% of net sales, in fiscal 2006. Operating income for the Plain Bearings segment was $41.2 million in fiscal 2007, or 28.6% of net sales, compared to $31.0 million for the same period last year, or 26.9% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2007 of $18.8 million, or 20.4% of net sales, compared to $23.3 million, or 24.2% of net sales, in fiscal 2006.  The Ball Bearings segment achieved an operating income of

$12.5 million, or 24.8% of net sales, in fiscal 2007, compared to $9.7 million, or 20.9% of net sales, for the same period in fiscal 2006. The Other segment achieved an operating income of $2.2 million, or 11.2% of net sales, in fiscal 2007, compared to $1.5 million or 8.9% of net sales, for the same period in fiscal 2006. The increase in operating income in the Plain, Ball and Other segments was driven primarily by an increase in net sales. The decrease in operating income in the Roller segment was primarily driven by the decrease in net sales to industrial distributor customers.

Interest Expense, net.  Interest expense, net decreased by $10.2 million to $5.5 million in fiscal 2007, compared to $15.7 million in fiscal 2006, driven by debt reduction. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.4 million in fiscal 2007 compared to $0.8 million in fiscal 2006.

Loss on Early Extinguishment of Debt.  For fiscal 2007, loss on early extinguishment of debt was $3.6 million for non-cash write-off of deferred financing fees. For fiscal 2006, loss on early extinguishment of debt of $3.8 million included $1.6 million for non-cash write-off of deferred financing fees and unamortized bond discount associated with retired debt, $1.3 million of redemption premium associated with the redemption of all our 13% discount debentures in September 2005, $0.5 million prepayment fees related to the prepayment of all the outstanding balance under our second lien term loan in August 2005 and $0.4 million in interest expense for the 30-day call period related to the early extinguishment of our 13% debentures.

Other Non-Operating Expense (Income).  In fiscal 2007, we received approximately $1.2 million in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2006.  The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes was $44.1 million in fiscal 2007 compared to income before taxes of $19.1 million in fiscal 2006.

Income Taxes.  Income tax expense in fiscal 2007 was $15.6 million compared to $6.6 million in fiscal 2006.  The effective income tax rate in fiscal 2007 was 35.4% compared to 34.8% in fiscal 2006.  The increase in the effective income tax rate from year to year is primarily due to the recording of a valuation allowance on certain state net operating losses due to plant shutdowns as well as the elimination of the ETI benefit, partially offset by a reduction in state tax expense due to the elimination of most state franchise taxes.

Net Income.  Net income was $28.5 million in fiscal 2007 compared to net income of $12.4 million in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Net Sales.  Net sales for fiscal 2006 were $274.5 million, an increase of $31.5 million, or 13.0%, compared to $243.0 million for the same period in fiscal 2005. During fiscal 2006, we experienced net sales growth in each of our four segments, driven by strong demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to diversified industrial customers grew 5.4% in fiscal 2006 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and distribution were up 8.1% offset by a small change in year-to-year volume in our Class 8 market sector.  Net sales to aerospace and defense customers grew 24.2% in fiscal 2006 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand.

The Plain Bearings segment achieved net sales of $115.1 million in fiscal 2006, an increase of $21.8 million, or 23.4%, compared to $93.3 million for the same period in the prior year. Net sales to diversified industrial customers accounted for $9.1 million of the increase, driven primarily by strong demand in the construction and mining heavy equipment sectors, general industrial applications, and strong industrial aftermarket demand. The commercial and military aerospace market accounted for $12.7 million of the increase due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product.

The Roller Bearings segment achieved net sales of $96.5 million in fiscal 2006, an increase of $4.2 million, or 4.5%, compared to $92.3 million for the same period in the prior year.  $0.1 million of this increase was attributable to sales to customers in the industrial market.  Net sales to the class 8 truck market declined by $2.1 million offset by strong demand from mining, construction equipment and general industrial applications of $2.2 million. The aerospace and defense market accounted for the remaining $4.1 million of the increase, driven primarily by increasing build rates and maintenance requirements for commercial and military aircraft.

The Ball Bearings segment achieved net sales of $46.4 million in fiscal 2006, an increase of $4.5 million, or 10.7%, compared to $41.9 million for the same period in the prior year.  The increase was driven principally by increased demand from airframe, electro-optical, and satellite and communications applications and increased penetration of the airframe market.  Sales to our customers in the industrial market were flat year over year.

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

Selling, General and Administrative.  SG&A expenses increased by $9.2 million, or 28.1%, to $41.9 million in fiscal 2006 compared to $32.7 million for the same period in fiscal 2005. The $9.2 million increase was primarily due to non-recurring compensation expense of $5.2 million, stock option compensation expense of $0.4 million, professional service fees associated with the implementation of Sarbanes-Oxley 404 of $0.4 million, an increase in personnel necessary to support increased volume, higher professional service fees, and additional costs associated with being a public company.  As a percentage of net sales, SG&A was 15.3% in fiscal 2006 compared to 13.5% for the same period in fiscal 2005.

Other, net.  Other, net in fiscal 2006 was $2.4 million compared to $3.5 million for the same period in fiscal 2005. In fiscal 2006, other, net included amortization of intangibles of $0.7 million, severance costs of $0.6 million and losses on fixed asset disposals of $0.4 million for the RBC Nice Bearings, Inc. plant consolidation, $0.2 million of non-recurring management fees, $0.3 million of bad debt expense, and $0.2 million of other expenses.  In fiscal 2005, other, net consisted of amortization of intangibles of $0.5 million, $0.5 million of management fees, losses on fixed asset disposals of $2.0 million, and $0.5  million of bad debt expense.

Operating Income.  Operating income was $38.6 million, or 14.1% of net sales, in fiscal 2006 compared to $32.1 million, or 13.2% of net sales, in fiscal 2005. Operating income for the Plain Bearings segment was $31.0 million in fiscal 2006, or 26.9% of net sales, compared to $22.6 million for the same period last year, or 24.3% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2006 of $23.3 million, or 24.2% of net sales, compared to $17.0 million, or 18.5% of net sales, in fiscal 2005. The Ball Bearings segment achieved an operating income of $9.7 million, or 20.9% of net sales, in fiscal 2006, compared to $9.1 million, or 21.7% of net sales, for the same period in fiscal 2005. The Other segment achieved an operating income of $1.5 million, or 8.9% of net sales, in fiscal 2006, compared to $0.8 million or 5.1% of net sales, for the same period in fiscal 2005. The increase in operating income in each of the segments was driven primarily by an increase in net sales. In addition, operating income as a percentage of net sales increased for each of the segments primarily as a result of leveraging the fixed cost base over higher net sales.

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

On August 15, 2005, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among Roller Bearing Company of America, Inc. (“RBCA”), the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of our initial public offering. Pursuant to the Amended Credit Agreement, we increased our term loan borrowings by approximately $40.0 million from $110.0 million under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provided a $55.0 million revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150.0 million term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan was to be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. Each loan was secured by a lien against substantially all of our assets and subjected us to standard affirmative and negative covenants, as well as financial leverage tests.

The Amended Revolving Credit Facility bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%. We had the right to elect the applicable interest rate on the Amended Revolving Credit Facility. The Amended Term Loan bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%. We had the right to elect the applicable interest rate on the Amended Term Loan.

On June 26, 2006, RBCA terminated its August 15, 2005 Amended Credit Agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.0% for prime rate loans and 0.75% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). We can elect to prepay some or all of the outstanding balance from time to time without penalty.

The KeyBank Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.5 to 1 (3.25 to 1 beginning June 30, 2007), and a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 31, 2007, we were in compliance with all such covenants.

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.

On June 26, 2006, we borrowed approximately $79.0 million under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78.0 million balance outstanding under the Amended Credit Agreement.  As of March 31, 2007, $42.0 million was outstanding under the KeyBank Credit Agreement. We recorded a non-cash pre-tax charge of approximately $3.6 million in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $0.9 million associated with the KeyBank Credit Agreement were also recorded in fiscal 2007.

Approximately $21.4 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of March 31, 2007, we had the ability to borrow up to an additional $86.6 million under the KeyBank Credit Agreement.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.2 million, of term loan (the “Swiss Term Loan”) and up to 2.0 million Swiss francs, or approximately $1.6 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). We pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4.0 million Swiss francs, or approximately $3.3 million. Borrowings under the Swiss Revolving Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of March 31, 2007, the term loan was paid off in full and there were no borrowings outstanding under the Swiss Credit Facility. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of March 31, 2007, we were in compliance with all such covenants.

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

Cash Flows

Fiscal 2007 Compared to Fiscal 2006

In the fiscal year ended March 31, 2007, we generated cash of $55.7 million from operating activities compared to $24.6 million for the fiscal year ended April 1, 2006. The increase of $31.1 million was mainly a result of an increase of $16.0 million in net income, a change in operating assets and liabilities of $5.8 million and the net of non-cash charges of $9.3 million. The change in working capital investment was primarily attributable to a decrease in inventory due to improved turns and a decrease in accounts payable offset by an increase in accounts receivable related to increased sales and an increase in non-current assets.

Cash used for investing activities for fiscal 2007 included $16.2 million relating to capital expenditures compared to $10.3 million for fiscal 2006. Investing activities also included $8.8 million relating to the acquisition of the All Power Manufacturing business offset by proceeds of $3.6 million related primarily to the sale of the RBC Nice Bearings facility.

In fiscal 2007, financing activities used $45.5 million. We received net proceeds of $57.8 million from our secondary offering (see Item 8, Note 1) which were used, in addition to $10.0 million in cash from operations, to pay down the term loan under the Amended Credit Agreement. The balance of approximately $78.0 million was refinanced and further reduced to $42.0 million by using approximately $36.0 million in cash from operations. In addition, we received $3.1 million from the exercise of stock options and warrants, received an income tax benefit of $3.4 million related to the exercise of non-qualified stock options, repurchased 37,356 shares of stock for $1.1 million, used $0.3 million of funds for capital lease obligations and paid $0.9 million of financing fees in connection with our KeyBank Credit Agreement.

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

Capital Expenditures

Our capital expenditures in fiscal 2007 were $16.2 million. We expect to make capital expenditures of approximately $13.0 to $17.0 million during fiscal 2008 in connection with our existing business. We have funded our fiscal 2007 capital expenditures, and expect to fund fiscal 2008 capital expenditures, principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 31, 2007:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$59,405	$750	$1,350	$43,320	$13,985
Capital lease obligations	625	169	326	130	—
Operating leases	20,142	4,443	6,480	3,933	5,286
Interest payments(2)	18,352	3,537	6,920	4,613	3,282
Pension and postretirement benefits	15,218	1,187	2,612	2,909	8,510
Total contractual cash obligations	$113,742	$10,086	$17,688	$54,905	$31,063

(1)             Includes the $42.0 million five-year senior secured revolving credit facility under our KeyBank Credit Agreement, a $0.7 million note payable and other debt totaling $16.7 million.

(2)             Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 5.32%. To the extent that actual rates change, our interest rate obligations will change accordingly.

Quarterly Results of Operations

	Quarter Ended
	Mar. 31, 2007	Dec. 30, 2006	Sept. 30, 2006	Jul. 1, 2006	Apr. 1, 2006	Dec. 31, 2005	Oct. 1, 2005	Jul. 2, 2005
	(Unaudited) (in thousands, except per share data)
Net sales	$81,039	$76,544	$73,248	$75,231	$75,751	$67,390	$65,367	$66,001
Gross margin	28,554	24,543	23,503	23,509	23,324	20,361	19,987	19,276
Operating income	11,478	14,333	12,610	13,498	12,300	10,788	5,093	10,398
Net income (loss)	$6,718	$9,359	$7,378	$5,024	$5,955	$5,099	$(1,960)	$3,345
Net income (loss) per common share:
Basic(1)(2)	$0.32	$0.45	$0.36	$0.25	$0.35	$0.31	$(0.18)	$0.34
Diluted(1)(2)	$0.31	$0.44	$0.35	$0.24	$0.33	$0.29	$(0.18)	$0.22

(1)             See Note 2 to the Consolidated Financial Statements for a discussion of net income (loss) per common share.

(2)             Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.  FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006.  We have not completed our analysis of the potential impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement is effective for fiscal years ended after December 15, 2006. We adopted SFAS No. 158 effective March 31, 2007. Refer to Item 8, Notes 2, 13 and 14 for additional discussion of the impact of adopting SFAS No. 158.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, recoverability of intangible assets, income taxes, financing operations, pensions and other postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Intangible Assets.  Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The fair value of our reporting units is calculated by the weighted average of two approaches; the first approach is the present value of future cash flow technique. We projected the five year free cash flow of each reporting unit and used an 8.69% discount rate. In addition, a terminal value was applied using the same discount rate of 8.69%. The discount rate of 8.69% is based on a weighted average cost of capital. The discount rate was derived using an analysis of six similar companies which we believe have a comparable level of risk, plus RBC Bearings Inc. The second approach is a multiple of EBITDA. We used a multiple of 9.72x based on the average of the six similar companies plus RBC Bearings Inc. using EBITDA as of December 31, 2006. Although no changes are expected as a result of the comparison, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future.

Intangible assets with indefinite useful lives, other than Goodwill, were also reviewed for impairment. We reviewed the current fiscal year, and determined there were no triggering events that occurred during this fiscal year that would lead to impairment of our existing intangible assets with indefinite useful lives. Therefore, no further actions were necessary.

Definite-lived intangible assets are being amortized over their useful lives of 5 to 17 years. Also included in intangible assets as of April 1, 2006 is an asset relating to our minimum pension liability.

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

Pension Plans and Postretirement Health Care.  We have noncontributory defined benefit pension plans covering union employees in our Heim division plant in Fairfield, Connecticut and in our Bremen subsidiary plant in Plymouth, Indiana.

Effective in fiscal 2007, the pension plans for the Nice subsidiary in Kulpsville, Pennsylvania and the Tyson subsidiary plant in Glasgow, Kentucky have been frozen in accordance with the respective Shutdown Agreements.  No further benefits will accrue against these two plans and no new employees will become eligible to participate in these plans.  We will continue to maintain these plans. The impact of curtailment for these plans was $299, which was included in the net periodic benefit cost for fiscal 2007.

Our funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan’s future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate used in determining the funded status as of March 31, 2007 and April 1, 2006 was 6.00% and 5.75%, respectively. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption.

Our pension expense was $701,000 and $677,000 for the years ended March 31, 2007 and April 1, 2006, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the assets of our pension plans of 9.0% each year.

The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 5.90% at April 2, 2005 to 5.75% at April 1, 2006, and increased to 6.00% at March 31, 2007.

Lowering the expected long-term rate of return on the assets of our pension plans by 1.00% (from 9.00% to 8.00%) would have increased our pension expense for fiscal 2007 by approximately $141,000. Increasing the expected long-term rate of return on the assets of our pension plans by 1.00% (from 9.00% to 10.00%) would have reduced our pension expense for fiscal 2007 by approximately $141,000.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.75% to 4.75%) would have increased our pension expense for fiscal 2007 by approximately $185,000. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.75% to 6.75%) would have reduced our pension expense for fiscal 2007 by approximately $142,000.

Lowering the discount rate assumption used to determine the funded status as of March 31, 2007 by 1.00% (from 6.00% to 5.00%) would have increased the projected benefit obligation of our pension plans by approximately $2.2 million. Increasing the discount rate assumption used to determine the funded status as of March 31, 2007 by 1.00% (from 6.00% to 7.00%) would have reduced the projected benefit obligation of our pension plans by approximately $1.8 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our target allocation of plan assets was 100 percent equity investments as of March 31, 2007 and April 1, 2006.

Our foreign operation, Schaublin, sponsors a pension plan for its approximately 150 employees, in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For fiscal years 2007, 2006 and 2005, the Company reported premium payments equal to $475,546, $445,195, and $518,084, respectively.

For the benefit of employees at our Heim, West Trenton and Bremen facilities, we sponsor contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by us.

Effective in fiscal 2007, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania and the Tyson subsidiary in Glasgow, Kentucky have been curtailed in accordance with the respective Shutdown Agreements. The impact of curtailment for these plans was $(568), which was included in the net periodic benefit cost (income) for fiscal 2007.

The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations as of March 31, 2007 and April 1, 2006 were, respectively, $2.7 million ($2.5 million in “Other non-current liabilities” and $0.2 million in “Current liabilities”) and $2.6 million in “Other non-current liabilities” in our consolidated balance sheet.

Our income for the Postretirement Plans was $290,000 and $30,000 for the years ended March 31, 2007 and April 1, 2006, respectively, and was calculated based upon a number of actuarial assumptions. The income for the year ended March 31, 2007 was primarily the result of a gain on the curtailment of two of the plans.

We use a March 31 measurement date for our plans. We expect to contribute approximately $0.2 million to our postretirement benefit plans in fiscal year 2008.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Our prescription drug benefit for all postretirement plans is capped at a set amount each month, which is paid to the retirees so they can obtain prescription drug coverage. As such, we are not self-insured for prescription drugs, and the Act has no impact on the recorded obligation.

During fiscal 2004, the plans were amended to contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% as of March 31, 2007 and 6.25% as of April 1, 2006. The discount rate used in determining the net periodic benefit cost was 6.25% for fiscal 2007, 5.90% for fiscal 2006, and 6.25% for fiscal 2005. The 1983 Group Annuity Mortality table was used to determine the postretirement net periodic benefit costs in fiscal 2007, 2006, and 2005.

Lowering the discount rate assumption used to determine net periodic benefit cost by 1.00% (from 6.25% to 5.25%) would have decreased our postretirement expense for fiscal 2007 by approximately $24,000. Increasing the discount rate assumption used to determine net periodic benefit cost by 1.00% (from 6.25% to 7.25%) would have increased our postretirement expense for fiscal 2007 by approximately $23,000. A decrease in the discount rate would reduce expense, while an increase in the discount rate would increase expense due to the impact of the Tyson Bearings Inc. curtailment and the resulting reduction of an accrued pension benefit obligation.

Lowering the discount rate assumption used to determine the accumulated postretirement benefit obligation as of March 31, 2007 by 1.00% (from 6.00% to 5.00%) would have increased the accumulated postretirement benefit obligation of our postretirement plans by approximately $262,000. Increasing the discount rate assumption used to determine the accumulated postretirement benefit obligation, as of March 31, 2007 by 1.00% (from 6.00% to 7.00%) would have reduced the accumulated postretirement benefit obligation of our postretirement plans by approximately $223,000.

Stock-Based Compensation.  Effective April 2, 2006, the first day of the Company’s fiscal year, we adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant-date fair value of the instruments issued recognized over the requisite service period. We have elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (all awards granted to employees prior to the effective date of SFAS No. 123(R) were accelerated in fiscal 2006 and have no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

As a result of adopting SFAS No. 123(R) in fiscal 2007, our net income for fiscal 2007 reflected a charge for stock option grants of $321 (net of income taxes of $167). This represents a $0.02 impact on basic and diluted earnings per share for the year ended March 31, 2007.  In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.  Stock compensation costs for option and restricted stock awards are being amortized under the straight-line method over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.  We used an outside valuation firm to assist in estimating the fair value of stock option grants made during fiscal 2007.

Prior to fiscal 2007, we accounted for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recognized only if the exercise price of grants issued is below the fair market value of our common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Net income, as reported	$12,439	$7,260
Plus: stock-based compensation expense included in reported net income, net of the tax	230	264
Less: stock-based compensation expense determined under fair value method, net of tax	(1,842)	(540)
Pro forma net income	$10,827	$6,984
Net income per common share, as reported:
Basic	$0.84	$0.62
Diluted	$0.76	$0.35
Net income per common share, pro forma:
Basic	$0.72	$0.57
Diluted	$0.64	$0.33

For purposes of the pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the service period that generally is the option or warrant vesting period. The weighted average fair value per share of options and warrants granted was $8.70 in fiscal 2007, $6.00 in fiscal 2006 and $8.17 in fiscal 2005.

The fair value for our options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life	4.9	7.0	3.0
Risk-free interest rate	5.0%	3.5%	3.5%
Expected volatility	34.4%	32.0%	0.4%

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

On April 1, 2006, we accelerated the vesting of 523,585 stock options whose exercise prices were below our closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73,000, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options was intended to eliminate compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R), “Share-Based Payment.” The impact of the acceleration of vesting is also included in the pro forma table above.

Impact of Inflation and Changes in Prices of Raw Materials and Supplies

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which during the past three years have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. To date, we have generally been able to pass through these price increases through price increases on our products, the assessment of steel surcharges on our customers or entry into long-term agreements with our customers which often contain escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 3 months or more between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline, and we may not be able to implement other price increases for our products.

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

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement bear interest at a variable rate based on prime (for any day, a floating rate equal to the higher of (1) the rate publicly posted as the base rate posted by at least 75% of the nation’s 30 largest banks or (2) the Federal Funds Rate plus 50 basis points per year) or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR Period) ranging from 30 to 120 days as adjusted each interest period. As of March 31, 2007, based on the aggregate amount of $42.0 million outstanding under our KeyBank Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.4 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased. Our Swiss operations utilize the Swiss franc as the functional currency and our French operations utilize the Euro as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were denominated in foreign currencies for fiscal 2007 compared to 12% in fiscal 2006. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 31, 2007 and April 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective April 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, effective March 31, 2007, adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RBC Bearings Incorporated’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 8, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Hartford, Connecticut
June 8, 2007

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31, 2007	April 1, 2006
ASSETS
Current assets:
Cash	$5,184	$16,126
Accounts receivable, net of allowance for doubtful accounts of $867 in 2007 and $838 in 2006	54,636	50,935
Inventory	103,022	103,148
Deferred income taxes	7,115	5,412
Prepaid expenses and other current assets	2,914	2,453
Total current assets	172,871	178,074
Property, plant and equipment, net	61,209	58,028
Goodwill	29,631	25,150
Intangible assets, net of accumulated amortization of $2,329 in 2007 and $1,616 in 2006	5,793	3,981
Deferred financing costs, net of accumulated amortization of $409 in 2007 and $1,269 in 2006	1,207	4,233
Deferred income taxes	—	4,616
Other assets	3,002	1,841
Total assets	$273,713	$275,923

See accompanying notes.

	March 31, 2007	April 1, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,299	$19,436
Accrued expenses and other current liabilities	11,683	8,572
Current portion of long-term debt	750	3,217
Capital lease obligations	169	237
Total current liabilities	33,901	31,462
Long-term debt, less current portion	58,655	162,530
Capital lease obligations, less current portion	456	170
Deferred income taxes	6,479	—
Other non-current liabilities	6,051	8,421
Total liabilities	105,542	202,583
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2007 and 2006; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2007 and 2006; issued and outstanding shares: 21,408,994 in 2007 and 16,976,381 in 2006	214	170
Additional paid-in capital	169,489	103,317
Accumulated other comprehensive loss	(2,206)	(3,392)
Retained earnings (accumulated deficit)	1,724	(26,755)
Treasury stock, at cost, 37,356 shares in 2007	(1,050)	—
Total stockholders’ equity	168,171	73,340
Total liabilities and stockholders’ equity	$273,713	$275,923

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Net sales	$306,062	$274,509	$243,016
Cost of sales	205,953	191,561	174,602
Gross margin	100,109	82,948	68,414
Operating expenses:
Selling, general and administrative	42,256	41,945	32,749
Other, net	5,934	2,424	3,526
Total operating expenses	48,190	44,369	36,275
Operating income	51,919	38,579	32,139
Interest expense, net	5,505	15,735	19,669
Loss on early extinguishment of debt	3,576	3,771	6,950
Other non-operating expense (income)	(1,229)	—	(355)
Income before income taxes	44,067	19,073	5,875
Provision for (benefit from) income taxes	15,588	6,634	(1,385)
Net income	28,479	12,439	7,260
Preferred stock dividends	—	(893)	(2,280)
Participation rights of preferred stock in undistributed earnings	—	(630)	(1,142)
Net income available to common stockholders	$28,479	$10,916	$3,838
Net income per common share:
Basic	$1.38	$0.84	$0.62
Diluted	$1.33	$0.76	$0.35
Weighted average common shares:
Basic	20,579,498	12,931,185	6,202,615
Diluted	21,335,307	14,452,264	10,854,584

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(dollars in thousands)

								Accum-
								ulated	Retained			Total
	Class B	Class C	Class D			Addit-		Other	Earnings			Stock-	Compre-
	Preferred	Preferred	Preferred	Common		ional	Deferred	Compre-	(Accum-			holders’	hensive
	Stock	Stock	Stock	Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		Equity	Income/
	Amount	Amount	Amount	Shares	Amount	Capital	sation	Loss	Deficit)	Shares	Amount	(Deficit)	(Loss)
Balance at April 3, 2004	$ 2	$ —	$ —	6,188,903	$ 62	$ 33,448	$ —	$ (3,343)	$ (46,454)	—	$ —	$ (16,285)
Net income	—	—	—	—	—	—	—	—	7,260	—	—	7,260	$ 7,260
Grants of options to purchase Class A common stock at below fair market value	—	—	—	—	—	769	(769)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	420	—	—	—	—	420
Exercise of stock options	—	—	—	13,866	—	35	—	—	—	—	—	35
Currency translation adjustments	—	—	—	—	—	—	—	488	—	—	—	488	488
Minimum pension liability adjustment, net of taxes of $338	—	—	—	—	—	—	—	323	—	—	—	323	323
Comprehensive income													$ 8,071
Balance at April 2, 2005	2	—	—	6,202,769	62	34,252	(349)	(2,532)	(39,194)	—	—	(7,759)
Net income	—	—	—	—	—	—	—	—	12,439	—	—	12,439	$ 12,439
Stock compensation charge for options granted at below market value	—	—	—	—	—	16	(16)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	365	—	—	—	—	365
Conversion of Class B preferred stock	(2)	3	2	1,846,396	19	(22)	—	—	—	—	—	—
Redemption of Class C preferred stock	—	(3)	—	—	—	(30,627)	—	—	—	—	—	(30,630)
Redemption of Class D preferred stock	—	—	(2)	275,863	3	(4,001)	—	—	—	—	—	(4,000)
Net proceeds from issuance of common stock	—	—	—	7,034,516	70	92,058		—	—	—	—	92,128
Exercise of common stock options and warrants	—	—	—	139,284	1	497	—	—	—	—	—	498
Income tax benefit on IRS settlement	—	—	—	—	—	2,478	—	—	—	—	—	2,478
Cashless exercise of common stock options and warrants	—	—	—	1,477,553	15	(15)	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options and warrants	—	—	—	—	—	8,681	—	—	—	—	—	8,681
Currency translation adjustments	—	—	—	—	—	—	—	(569)	—	—	—	(569)	(569
Minimum pension liability adjustment, net of taxes of $223	—	—	—	—	—	—	—	(291)	—	—	—	(291)	(291
Comprehensive income													$ 11,579
Balance at April 1, 2006	—	—	—	16,976,381	170	103,317	—	(3,392)	(26,755)	—	—	73,340
Net income	—	—	—	—	—	—	—	—	28,479	—	—	28,479	$ 28,479
Net proceeds from issuance of common stock	—	—	—	2,994,021	30	57,794		—	—	—	—	57,824
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(37,356)	(1,050)	(1,050)
Stock-based compensation	—	—	—	—	—	767	—	—	—	—	—	767
Exercise of common stock options and warrants	—	—	—	1,362,917	13	3,077	—	—	—	—	—	3,090
Issuance of restricted stock	—	—	—	75,675	1	—	—	—	—	—	—	1
Income tax benefit on IRS settlement	—	—	—	—	—	1,122	—	—	—	—	—	1,122
Income tax benefit realized on exercise of non-qualified common stock options and warrants	—	—	—	—	—	3,412	—	—	—	—	—	3,412
Minimum pension liability adjustment, net of taxes of $549	—	—	—	—	—	—	—	887	—	—	—	887	887
Currency translation adjustments	—	—	—	—	—	—	—	908	—	—	—	908	908
Adoption of SFAS No. 158, net of taxes of $377	—	—	—	—	—	—	—	(609)	—			(609)
Comprehensive income													$ 30,274
Balance at March 31, 2007	$ —	$ —	$ —	21,408,994	$ 214	$ 169,489	$ —	$ (2,206)	$ 1,724	(37,356)	$ (1,050)	$ 168,171

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$28,479	$12,439	$7,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,933	8,664	8,285
Deferred income taxes (benefit)	9,282	3,956	(3,113)
Amortization of intangible assets	713	667	500
Amortization of deferred financing costs and debt discount	353	829	1,113
Stock-based compensation	767	365	420
Loss on disposition of assets	1,917	24	1,778
Loss on early extinguishment of debt (non-cash portion)	3,576	1,536	4,303
Other	(169)	20	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,215)	2,713	(9,251)
Inventory	2,489	(8,025)	(4,725)
Prepaid expenses and other current assets	(401)	246	232
Other non-current assets	37	298	(377)
Accounts payable	917	470	5,451
Accrued expenses and other current liabilities	1,326	(224)	(1,879)
Other non-current liabilities	(1,269)	664	(150)
Net cash provided by operating activities	55,735	24,642	9,868
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,174)	(10,341)	(9,526)
Acquisition of businesses, net of cash acquired	(8,753)	(2,682)	(755)
Proceeds from sale of assets	3,574	44	274
Net cash used in investing activities	(21,353)	(12,979)	(10,007)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	42,000	(5,000)	2,500
Net proceeds from sale of stock in initial public offering	—	92,128	—
Net proceeds from issuance of common stock	57,824	—	—
Repurchase of common stock	(1,050)	—	—
Redemption of Class C redeemable preferred stock	—	(30,630)	—
Redemption of Class D preferred stock	—	(4,000)	—
Exercise of stock options and warrants	3,090	498	35
Retirement of senior subordinated notes	—	—	(110,000)
Income tax benefit realized on exercise of non-qualified common stock options and warrants	3,412	—	—
Proceeds from term loans	—	41,100	155,000
Retirement of senior subordinated discount debentures	—	(38,562)	—
Retirement of term loans	(144,875)	(45,000)	(40,000)
Payments on term loans	(4,654)	(7,054)	(3,190)
Principal payments on capital lease obligations	(317)	(257)	(282)
Financing fees paid in connection with senior credit facility	(903)	(1,312)	(4,400)
Net cash provided by (used in) financing activities	(45,473)	1,911	(337)
Effect of exchange rate changes on cash	149	(83)	(139)
Cash and cash equivalents:
Increase (decrease) during the year	(10,942)	13,491	(615)
Cash, at beginning of year	16,126	2,635	3,250
Cash, at end of year	$5,184	$16,126	$2,635
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,929	$17,135	$20,301
Income taxes	$780	$892	$207

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.                                      Organization and Business

RBC Bearings Incorporated (the “Company”, collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. In fiscal 2007, 2006 and 2005, no one customer accounted for more than 8% of the Company’s sales. The Company’s segments are further discussed in Note 21.

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

On February 15, 2006, the Company’s RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with its decision to close operations at its Kulpsville, Pennsylvania facility. In connection with the shutdown agreement, the union has agreed to take no action against the Company in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production that was conducted at the Nice facility, part of the Ball Bearings segment, has been moved to other RBC locations, and the Company anticipates no material impact on production or its ability to service its customers. Shutdown costs included $624 of severance and a loss of $400 for fixed asset disposals which were recorded in operating expenses (Other, net) in fiscal 2006.

On February 6, 2007, the Company’s Tyson Bearing Company, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 7461-01 entered into a shutdown agreement in connection with its decision to close operations at its Glasgow, Kentucky facility. In connection with the shutdown agreement, the union has agreed to take no action against the Company in connection with such shutdown. The agreement also addresses closure and other transition issues related to pensions, workers compensation, adjustment assistance and other matters. The production that was conducted at the Tyson facility, part of the Roller Bearings segment, has been moved to other RBC locations, and the Company anticipates no material impact on production or its ability to service its customers. The consolidation is anticipated to result in improved gross margin for this product line, from a negative to a positive result over the next twelve months. This consolidation resulted in a charge of approximately $5,088 which was recorded in operating expenses (Other, net) in fiscal 2007. Approximately $2,211 of this charge related to the non-cash disposal of fixed assets.

2.                                      Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products — Bremen, Inc. (“Miller”), RBC Precision Products — Plymouth, Inc. (“Bremen”), Tyson Bearings., Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”) and All Power Manufacturing Co. (“All Power”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”) divisions. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2007, 2006 and 2005 contained 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method. A reserve against inventory is recorded for obsolete and slow-moving inventory within each class of inventory. Effective April 2, 2006, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company (see Note 5).

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. At March 31, 2007 and April 1, 2006, the Company had no concentrations of credit risk greater than 10% of accounts receivables.

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

The Company’s definite-lived intangible asset categories, which are described in Note 8, are amortized over their estimated useful lives of 5 to 17 years. Also included in intangible assets, as of April 1, 2006, is an asset relating to the Company’s minimum pension liability, as further described in Note 13.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the lives of the related credit agreements (5 to 25 years).

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income (loss) per common share:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Numerator:
Net income	$28,479	$12,439	$7,260
Preferred stock dividends*	—	(893)	(2,280)
Participation rights of preferred stock in undistributed earnings**	—	(630)	(1,142)
Numerator for basic and diluted net income per common share—income available to common stockholders under the two-class method	28,479	10,916	3,838
Preferred stock dividends and participation rights of preferred stock	—	1,523	3,422
Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$28,479	$12,439	$7,260

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Denominator:
Denominator for basic net income per common share—weighted-average shares	20,579,498	12,931,185	6,202,615
Effect of dilution due to employee stock options and warrants	755,809	866,725	2,805,574
Effect of dilution due to convertible preferred stock*	—	654,354	1,846,395

Denominator for diluted net income per common share—adjusted weighted-average shares	21,335,307	14,452,264	10,854,584
Basic net income per common share	$1.38	$0.84	$0.62
Diluted net income per common share	$1.33	$0.76	$0.35

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, accrued expenses, depreciation and amortization, income taxes and tax valuation reserves, pension and postretirement obligations and the valuation of options and warrants.

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present.

For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. To date, no indicators of impairment exist.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive loss, while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in interest expense. Net income of the Company’s foreign operations for fiscal 2007, 2006 and 2005 amounted to $5,767, $2,624, and $2,148, respectively. Net assets of the Company’s foreign operations were $30,208 and $24,304 at March 31, 2007 and April 1, 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company’s borrowings under its KeyBank Credit Agreement, Amended Credit Agreement, Swiss Credit Facility and Industrial Development Revenue Bonds approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and the pension plan additional minimum liability and after-tax impact of the adoption of SFAS No. 158 on pension benefits, all of which are presented in the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 3, 2004	$(1,304)	$(2,039)	$(3,343)
Currency translation	488	—	488
Minimum pension liability	—	323	323
Balance at April 2, 2005	(816)	(1,716)	(2,532)
Currency translation	(569)	—	(569)
Minimum pension liability	—	(291)	(291)
Balance at April 1, 2006	(1,385)	(2,007)	(3,392)
Currency translation	908	—	908
Minimum pension liability	—	887	887
Adoption of SFAS No. 158	—	(609)	(609)
Balance at March 31, 2007	$(477)	$(1,729)	$(2,206)

Stock-Based Compensation

Effective April 2, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant-date fair value of the instruments issued recognized over the requisite service period. The Company has elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (the vesting of all awards granted to employees prior to the effective date of SFAS No. 123(R) was accelerated in fiscal 2006 and has no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

As a result of adopting SFAS No. 123(R) in fiscal 2007, the Company’s net income for fiscal 2007 reflected a charge for stock option grants of $321 (net of income taxes of $167). This represents a $0.02 impact on basic and diluted earnings per share for the year ended March 31, 2007.  In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.  Stock compensation costs for option and restricted stock awards are being amortized under the straight-line method over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.  The Company used an outside valuation firm to assist in estimating the fair value of stock option grants made during fiscal 2007.

Prior to its adoption of SFAS No. 123(R), the Company accounted for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost was recognized only if the exercise price of grants issued was below the fair market value of the Company’s common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	April 1, 2006	April 2, 2005
Net income, as reported	$12,439	$7,260
Plus: stock-based compensation expense included in reported net income, net of tax	230	264
Less: stock-based compensation expense determined under fair value method, net of tax	(1,842)	(540)
Pro forma net income	$10,827	$6,984

Net income per common share, as reported:
Basic	$0.84	$0.62
Diluted	$0.76	$0.35

Net income per common share, pro forma:
Basic	$0.72	$0.57
Diluted	$0.64	$0.33

For purposes of the pro forma disclosures, the estimated fair value of the options and warrants was amortized to expense over the service period that generally was the option or warrant vesting period.

On April 1, 2006, the Company accelerated the vesting of 523,585 stock options whose exercise prices were below its closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options was intended to eliminate compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R). The impact of the acceleration of vesting is also included in the pro forma table above.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.  FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company has not completed its analysis of the potential impact of FIN 48 on its financial statements.

3.                                      Acquisitions

On September 12, 2006, the Company acquired All Power, a manufacturer of highly-engineered precision plain, roller and ball bearings for the industrial, defense and aerospace industries, for approximately $9,926. The purchase price included approximately $8,753 in cash, a $750 note payable and approximately $423 in transaction expenses. The purchase price allocation is as follows: accounts receivable ($1,969), inventory ($1,382), other current assets ($409), property, plant and equipment ($1,614), intangible assets ($3,672), goodwill ($4,481), current liabilities ($1,508) and long-term liabilities ($2,093). The products associated with the acquisition are complementary with products already provided by other Company businesses. All Power, which is located in Santa Fe Springs, California, is included in the plain bearings reportable segment. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

On September 2, 2005, SWP purchased certain assets of the Southwest Products Company, a manufacturer of spherical bearings, journal bearings, and push-pull controls for military weapon systems and military and commercial aerospace applications located in Irwindale, California. The total consideration paid was $2,682. The purchase price allocation is as follows: accounts receivable ($114), inventory ($630), property, plant and equipment ($720), intangible assets ($1,449) and accrued expenses ($231). The products associated with the acquisition are complementary with products already provided by other Company businesses. SWP is included in the Plain Bearings reportable segment.

On December 22, 2004, RBCA purchased certain net assets of the US Bearings division of Network Electronic Corporation, a manufacturer of lined and unlined spherical, rod-end and other specialty bearings located in Chatsworth, California. The total consideration paid was $1,228. The purchase price allocation is as follows: inventory ($522), property, plant and equipment ($585), intangible assets ($438) and accrued expenses ($317). All of the products associated with the acquisition are complementary with products already provided by other Company businesses. US Bearings is included in the Plain Bearings reportable segment.

The results of operations subsequent to the effective dates of the acquisitions are included in the results of operations of the Company. Unaudited pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided for the years ended March 31, 2007, April 1, 2006, and April 2, 2005, as if the All Power, SWP and USB acquisitions took place on April 4, 2004, are as follows:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Net sales	$311,519	$289,187	$258,135
Net income	$29,520	$13,916	$7,568
Net income per common share:
Basic	$1.43	$0.96	$0.67
Diluted	$1.38	$0.86	$0.38

4.                                      Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 31, 2007	$838	$183	$39	$(193)	$867
April 1, 2006	628	244	—	(34)	838
April 2, 2005	770	472	—	(614)	628

*acquired in All Power transaction (see Note 3).

5.                                      Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	March 31, 2007	April 1, 2006
Raw materials	$8,133	$7,845
Work in process	32,457	30,147
Finished goods	62,432	65,156
	$103,022	$103,148

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in fiscal 2007. This adoption did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

6.                                      Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2007	April 1, 2006
Land	$8,152	$7,405
Buildings and improvements	18,323	17,060
Machinery and equipment	109,059	118,030
	135,534	142,495
Less: accumulated depreciation and amortization	74,325	84,467
	$61,209	$58,028

7.                                      Restructuring of Operations

On December 18, 2006, the Company completed the final phase of its Nice consolidation plan with the sale of its facility located in Kulpsville, Pennsylvania. The asset was sold for approximately $3,507 after expenses and the Company realized a gain on the sale of approximately $807 before taxes.

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity. The Company has discontinued manufacturing tapered bearings in its Glasgow, Kentucky facility and has consolidated the remaining manufacturing into other Company manufacturing facilities. The consolidation is anticipated to result in improved gross margin for this product line from a negative to a positive result over the next twelve months. This consolidation resulted in a charge of approximately $5,088 in fiscal 2007. Approximately $2,211 of this charge related to the non-cash disposal of fixed assets. The remaining charge of $2,877 includes termination benefits of approximately $1,153, moving costs of approximately $755, rent of approximately $628 and cleanup and turnover costs of approximately $250. As of March 31, 2007, $1,984 has been paid and $893 has been accrued. In addition to the accrued costs, $113 is expected to be incurred and paid in the first quarter of fiscal 2008,

In addition to the sale and disposal of fixed assets at the Kulpsville, Pennsylvania and Glasgow, Kentucky facilities, during the year ended March 31, 2007, the Company recorded a loss of $513 on the sale and disposal of property, plant and equipment no longer expected to be used. During the year ended April 1, 2006, the Company recorded a loss of $24 on the sale and disposal of property, plant and equipment and recorded a $400 reserve for the impairment of fixed assets in connection with the shutdown of the Kulpsville facility. During the year ended April 2, 2005, the Company recorded a loss of $1,778 on the sale and disposal of property, plant and equipment related to the consolidation of production lines and outsourcing certain components to low-cost producers.

8.                                      Goodwill and Amortizable Intangible Assets

Goodwill

During fiscal 2007, goodwill increased $4,481 in connection with the acquisition of All Power. No changes to goodwill occurred in fiscal 2006.

Goodwill balances, by segment, consist of the following:

	March 31, 2007	April 1, 2006
Roller	$15,673	$15,673
Plain	13,958	9,477
	$29,631	$25,150

Intangible Assets

The Company’s definite-lived intangible assets are amortized over their useful lives of 5 to 17 years. Also included in intangible assets, at April 1, 2006, is an asset relating to the Company’s minimum pension liability, as further described in Note 13.

	March 31, 2007		April 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	$3,083	$240	$1,612	$135
Customer relationships and lists	2,704	987	1,305	695
Trade names	1,195	316	989	206
Distributor agreements	722	612	722	468
Minimum pension liability intangible asset	—	—	508	—
Other	418	174	461	112
Total	$8,122	$2,329	$5,597	$1,616

Amortization expense for definite-lived intangible assets during fiscal year 2007, 2006, and 2005 was $713, $667 and $500, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2008	$752
2009	512
2010	512
2011	512
2012	512
2013 and thereafter	2,993

9.                                      Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 31, 2007	April 1, 2006
Employee compensation and related benefits	$4,290	$3,909
Plant consolidation costs	893	718
Interest	178	1,014
Taxes	3,140	386
Insurance	1,100	681
Other	2,082	1,864
	$11,683	$8,572

10.                               Debt

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company’s initial public offering. Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40,000 from $110,000 under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provided a $55,000 revolving credit agreement (the “Amended Revolving Credit Facility”) and a $150,000 term loan (the “Amended Term Loan”). The principal amount of the Amended Term Loan was to be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. Each loan was secured by a lien against substantially all of the assets of the Company and subjected the Company to standard affirmative and negative covenants, as well as financial leverage tests.

The Amended Revolving Credit Facility bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.50%. The Company had the right to elect the applicable interest rate on the Amended Revolving Credit Facility. The Amended Term Loan bore interest at a floating rate of either the higher of the base rate on corporate loans or the federal rate plus 50 basis points, plus 1.50%; or LIBOR plus 2.75%. The Company had the right to elect the applicable interest rate on the Amended Term Loan.

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

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the Company’s margin is 0.0% for prime rate loans and 0.75% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

The KeyBank Credit Agreement requires the Company to comply with various covenants. As of March 31, 2007, the Company was in compliance with all such covenants.

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

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of March 31, 2007, $42,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $903 associated with the KeyBank Credit Agreement were recorded in fiscal 2007.

Approximately $21,410 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of March 31, 2007, RBCA had the ability to borrow up to an additional $86,590 under the KeyBank Credit Agreement.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss francs, or approximately $8,212, of term loan (the “Swiss Term Loan”) and up to 2,000 Swiss francs, or approximately $1,642, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $3,285. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of March 31, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority (“SC JEDA”) which provides for borrowings up to $10,700 under two industrial development revenue bonds (Series 1994 A and B) and, during fiscal 1999, the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (Series 1998). The interest rate is variable and based on the 90-day U.S. Treasury Bill rate. Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond (Series 1999) (collectively, “Bonds”). The interest rate on the Bonds is variable and based on the Bond Market Association 7-day Municipal Swap Index. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. On March 1, 2002, the Company retired the unused portion of the Series 1998 bonds of $1,845. As of March 31, 2007, all of the proceeds have been expended with the exception of $12 which has been invested by the trustee in marketable securities. The Series 1994 A and B bonds and the Series 1998 bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders. The letter of credit is equal to the aggregate principal amount of the bonds plus not less than forty-five days’ interest thereon, calculated at 12% per annum ($12,534 at March 31, 2007). The Series 1999 bonds are likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders. The Company’s obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amount of the bonds plus not less than fifty days’ interest thereon, calculated at 12% per annum ($4,879 at March 31, 2007).

The balances payable under all borrowing facilities are as follows:

	March 31, 2007	April 1, 2006
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (6.06% at March 31, 2007)	$42,000	$—
Amended Credit Agreement
Amended Term Loan, payable in quarterly installments of $375, commencing December 31, 2005, with final payment of $137,750 due July 1, 2011; bears interest at variable rates (weighted average interest rate was 7.24% for the fiscal year ended April 1, 2006), payable monthly and upon maturity at prime or LIBOR, plus an applicable margin, at the Company’s election	—	145,250
Swiss Credit Facility
Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, plus an applicable margin (weighted average interest rate was 4.82% and 4.21% for the fiscal years ended March 31, 2007 and April 1, 2006, respectively), payable quarterly	—	3,842
Note Payable (amounts outstanding bear interest at 6.5%, due in September 2007)	750	—
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate (weighted average interest rate was 5.76% and 4.19% for the fiscal years ended March 31, 2007 and April 1, 2006, respectively), payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate (weighted average interest rate was 5.76% and 4.19% for the fiscal years ended March 31, 2007 and April 1, 2006, respectively), payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates (weighted average interest rate was 4.39% and 3.10% for the fiscal years ended March 31, 2007 and April 1, 2006, respectively), payable monthly through December 2021.	1,155	1,155
Series 1999, bearing interest at variable rates (weighted average interest rate was 4.05% and 3.57% for the fiscal years ended March 31, 2007 and April 1, 2006, respectively), payable monthly through April 2024	4,800	4,800
Total Debt	59,405	165,747
Less: Current Portion	750	3,217
Long-Term Debt	$58,655	$162,530

The current portion of long-term debt as of March 31, 2007 includes $750 note payable related to the All Power acquisition.  As of April 1, 2006, the current portion of long-term debt includes $1,537 of borrowings under the Swiss Credit Facility, $1,500 payable under the Amended Term Loan and $180 payable under the IRB’s.

Maturities of debt during each of the following five fiscal years and thereafter are as follows:

2008	$750
2009	810
2010	540
2011	660
2012	42,660
2013 and thereafter	13,985

11.                               Obligations Under Capital Leases

Machinery and equipment additions under capital leases amounted to $440, $246 and $270 in fiscal 2007, 2006 and 2005, respectively. The average imputed rate of interest on capital leases at each year end was 3.9%, 4.7% and 5.9% in fiscal 2007, 2006 and 2005, respectively.

Included in property, plant and equipment are the following assets held under capital leases:

	March 31, 2007	April 1, 2006
Machinery and equipment	$4,077	$5,397
Accumulated depreciation	(3,288)	(4,866)
	$789	$531

Future minimum lease payments under capital leases at March 31, 2007 are as follows:

2008	$186
2009	174
2010	171
2011	114
2012	19
Total minimum lease payments	664
Less: amount representing interest	39
Present value of net minimum lease payments	625
Less: current maturities	169
Non-current capital lease obligations	$456

12.                               Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 31, 2007	April 1, 2006
Additional minimum pension liability	$—	$3,759
Non-current pension liability	1,113	—
Other postretirement benefits	2,467	2,637
Other	2,471	2,025
	$6,051	$8,421

13.                               Pension Plans

At March 31, 2007, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut and its Bremen subsidiary plant in Plymouth, Indiana.

Effective March 31, 2007, the pension plan for the Tyson subsidiary in Glasgow, Kentucky has been curtailed in the terms of the Shutdown Agreement between Tyson Bearings Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. No further benefits will accrue against this Plan and no new employees will become eligible for participation in the Plan. However, the Company will continue to maintain the Plan. The impact of curtailment was $202, which is included in the net periodic benefit cost in fiscal 2007.

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania has been frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue against this plan and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan. The impact of curtailment was $97, which is included in the net periodic benefit cost in fiscal 2007.

Plan assets are comprised primarily of equity securities. The plans provide benefits of stated amounts based on a combination of an employee’s age and years of service. The Company uses a December 31 measurement date for its plans. The Company expects to contribute approximately $1,863 to its pension plans in fiscal year 2008.

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans in the March 31, 2007 Consolidated Balance Sheet with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status in the Company’s Consolidated Balance Sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The impact of the adoption of SFAS No. 158 to the pension benefit plans increased non-current assets by $359, increased non-current liabilities by $786 and increased the loss in accumulated other comprehensive loss by $264, net of deferred tax benefit of $163. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Operations for the year ended March 31, 2007, and it will not affect the Company’s operating results in subsequent periods.

The following table sets forth net periodic benefit cost of the Company’s plans for the three fiscal years in the period ended March 31, 2007:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Components of net periodic benefit cost:
Service cost	$484	$575	$507
Interest cost	1,033	984	944
Expected return on plan assets	(1,309)	(1,130)	(972)
Amortization of prior service cost	28	39	19
Amortization of losses	166	209	239
Additional amount recognized due to curtailment	299	—	—
Net periodic benefit cost	$701	$677	$737

The following tables set forth the funded status of the Company’s defined benefit pension plans, the amount recognized in the balance sheet at March 31, 2007 and April 1, 2006:

	March 31, 2007	April 1, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$18,024	$16,235
Service cost	484	575
Interest cost	1,033	984
Actuarial (gain) loss	(166)	1,197
Benefits paid	(1,264)	(967)
Benefit obligation, at measurement date	$18,111	$18,024

Change in plan assets:
Fair value of plan assets at beginning of year	$14,267	$12,798
Actual return on plan assets	2,167	1,619
Employer contributions	1,827	817
Benefits paid	(1,264)	(967)
Fair value of plan assets	$16,997	$14,267

Reconciliation of funded status:
Underfunded status	$(1,114)	$(3,757)
Unrecognized prior service cost	n/a (1)	413
Unrecognized actuarial net loss	n/a (1)	3,346
Accrued benefit cost	(1,114)	2
Contributions in fourth quarter	360	n/a
Net liability	$(754)	$2

Amounts recognized in the consolidated balance sheet:
Non-current assets	$359	$ n/a (1)
Non-current liability	(1,113)	—
Intangible asset	—	508
Prepaid benefit cost	n/a (1)	2
Accrued benefit cost	n/a (1)	(3,759)
Accumulated other comprehensive loss	n/a (1)	3,251
Net (liability) asset recognized	$(754)	$2

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$2,157	$ n/a (1)
Net actuarial loss	85	n/a (1)
Accumulated other comprehensive loss	$2,242	$ n/a (1)

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2008:
Prior service cost	$(36)	$ n/a (1)
Net actuarial loss	80	n/a (1)
Total	$44	$ n/a (1)

(1)             These disclosures are not applicable due to SFAS No. 158 being effective as of March 31, 2007.

As of March 31, 2007 and April 1, 2006, all of the Company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets. Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2007	FY 2006	FY 2005
Discount rate	5.75%	5.90%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

The discount rate used in determining the funded status as of March 31, 2007 and April 1, 2006 was 6.00% and 5.75%, respectively.

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

The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company’s target allocation of plan assets was 100 percent equity investments at March 31, 2007 and April 1, 2006.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2007.

2008	$960
2009	1,012
2010	1,154
2011	1,204
2012	1,267
2013-2018	7,395

The Company’s foreign operation, Schaublin, sponsors a pension plan for its approximately 150 employees, in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For fiscal years 2007, 2006 and 2005, the Company recorded contribution and premium payments equal to $476, $445 and $518, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions equal to 25% of the first 4% of eligible employee compensation. Effective October 1, 2001, the Company suspended matching contributions to this plan. Effective April 4, 2004, the Company resumed a program of employer matching contributions to this plan. Employer contributions under this plan amounted to $328 and $284 in fiscal 2007 and 2006, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees’ annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $154, $86, and $67 in fiscal 2007, 2006 and 2005, respectively.

14.                               Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton and Bremen facilities, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the consolidated balance sheet.

The postretirement medical and life insurance benefits for the Tyson subsidiary in Glasgow, Kentucky have been addressed and curtailed in the terms of the Shutdown Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. The impact of curtailment was $(437), which was included in net periodic benefit cost (income) for fiscal 2007.

Effective May 1, 2006, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania have been addressed in the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. Life insurance benefits terminated July 31, 2006. Postretirement medical benefits will be available until the contract expires on January 31, 2008. The impact of curtailment was $(131), which was included in net periodic benefit cost (income) for fiscal 2007.

The Company uses a March 31 measurement date for its plans. The Company expects to contribute approximately $227 to its postretirement benefit plans in fiscal 2008.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Company’s prescription drug benefit for all postretirement plans is capped at a set amount each month, which is paid to the retirees so they can obtain prescription drug coverage. As such, the Company is not self-insured for prescription drugs and the Act has no impact on the recorded obligation.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued in September 2006. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans on the balance sheet, to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end, and to provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on March 31, 2007. The effect of adopting SFAS No. 158 on the Company’s financial condition as of March 31, 2007 has been included in the accompanying consolidated financial statements. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans increased current liabilities by $227, increased non-current liabilities by $332 and increased the loss in accumulated other comprehensive loss by $345, net of deferred tax provision of $214. The requirement for the Company to measure the fair value of plan assets and benefit obligations as of its fiscal year end is effective for fiscal years ending after December 15, 2008.

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance at March 31, 2007 and April 1, 2006:

	March 31, 2007	April 1, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$3,455	$3,728
Service cost	112	141
Interest cost	182	198
Actuarial (gain) loss	(188)	(453)
Benefits paid	(211)	(159)
Curtailment (gain) loss	(656)	—
Benefit obligation at end of year	$2,694	$3,455

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	211	159
Benefits paid	(211)	(159)
Fair value of plan assets at end of year	$—	$—

Funded status, end of year	$(2,694)	$(3,455)
Unrecognized prior service cost	n/a (1)	(157)
Unrecognized actuarial net loss	n/a (1)	975
Accrued benefit cost, end of year	$(2,694)	$(2,637)

Amounts recognized in the consolidated balance sheet:
Non-current liability	$(2,467)	$ n/a (1)
Current liability	(227)	n/a (1)
Accrued benefit cost	n/a (1)	(2,637)
Net liability recognized	$(2,694)	$(2,637)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost (credit)	$(20)	$ n/a (1)
Net actuarial (gain) loss	578	n/a (1)
Accumulated other comprehensive loss	$558	$ n/a (1)
Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2008:
Prior service cost	$201	$ n/a (1)
Net actuarial loss	11	n/a (1)
Total	$212	$ n/a(1)

(1)             These disclosures are not applicable due to SFAS No. 158 being effective as of March 31, 2007.

	Fiscal Year Ended
Components of net periodic benefit cost:	March 31, 2007	April 1, 2006	April 2, 2005
Service cost	$112	$141	$121
Interest cost	182	198	217
Prior service cost amortization	(45)	(486)	(496)
Amount of loss recognized	29	117	161
Curtailment	(568)	—	—
Net periodic benefit cost (income)	$(290)	$(30)	$3

During fiscal 2004, the plans were amended to contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% at March 31, 2007 and 6.25% at April 1, 2006. The discount rate used in determining the net periodic benefit cost was 6.25% for fiscal 2007, 5.90% for fiscal 2006 and 6.25% for fiscal 2005. The 1983 Group Annuity Mortality table was used to determine the postretirement net periodic benefit costs in fiscal 2007, 2006 and 2005.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2007:

2008	$227
2009	222
2010	224
2011	222
2012	216
2013-2018	1,115

15.                               Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Domestic	$37,213	$15,953	$3,278
Foreign	6,854	3,120	2,597
	$44,067	$19,073	$5,875

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Current:
Federal	$3,140	$1,615	$915
State	2,079	566	364
Foreign	1,087	497	449
	6,306	2,678	1,728
Deferred:
Federal	9,506	3,694	(2,644)
State	(224)	262	(469)
	9,282	3,956	(3,113)
Total	$15,588	$6,634	$(1,385)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Income taxes using U.S. federal statutory rate	$15,424	$6,676	$1,998
State income taxes, net of federal benefit	1,101	660	(66)
Increase in valuation allowance	500	—	—
Adjustment of taxes to tax returns as filed	37	94	849
Foreign rate differential	(1,312)	(595)	(434)
Impact of indefinite postponement of remittances of undistributed earnings of foreign subsidiaries	—	—	(3,781)
Other	(162)	(201)	49
	$15,588	$6,634	$(1,385)

Net deferred tax assets consist of the following:

	March 31, 2007	April 1, 2006
Deferred tax assets:
Postretirement benefits	$740	$875
Employee compensation accruals	1,784	1,635
Alternative minimum tax credits	—	2,481
General business credits	777	777
Net operating losses	628	4,763
Inventory	4,839	3,407
Stock warrants	—	1,364
Pension	502	1,244
Other	1,194	1,280
Valuation allowance	(500)	—
Total deferred tax assets	9,964	17,826

Deferred tax liabilities:
Property, plant and equipment	(5,497)	(5,548)
Amortization of intangibles	(3,831)	(2,250)
Total deferred tax liabilities	(9,328)	(7,798)
Net deferred tax assets	$636	$10,028

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will be utilized.

The Company has reassessed its needs internationally and has determined that, despite the benefits introduced by the American Jobs Creation Act of 2004, its undistributed foreign earnings of approximately $15,000 at March 31, 2007 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company’s inability to remit cash back to the United States under its current foreign debt obligations.

At March 31, 2007, the Company has federal net operating loss carryforwards of approximately $9,500 to offset future income taxes, which expire at various dates through 2026. The Company also has state net operating losses in different jurisdictions at varying amount ranging from zero to $12,100, which expire at various dates through 2026. In addition, the Company has alternative minimum tax credit and general business tax credit carryforwards of approximately $3,800 and $800, respectively. The net operating loss carryforwards may be subject to certain limitations provided in IRC Sections 382 and 383.

The Company’s tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates. The Company has a tax benefit of approximately $7,100 related to the exercise of non-qualified stock options. Pursuant to SFAS No. 123(R), the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable. The gross amount of the net operating losses and alternative minimum tax credits not yet realized are approximately $9,500 and $3,800, respectively.

During fiscal 2006, the Company and the IRS finalized a settlement relating to the year 2000. The result of the settlement, to the Company, was an additional $8.5 million of deductible compensation expense. The related tax benefit of approximately $3.6 million was credited to additional paid-in capital of which $2.5 million was recorded in fiscal 2006 and the remaining $1.1 million was recorded in fiscal 2007 when the benefit amount was finalized.

16.                               Stockholders’ Equity

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

A summary of the status of the Company’s preferred stock outstanding as of March 31, 2007, April 1, 2006, April 2, 2005 and April 3, 2004 and changes during the year ended April 1, 2006 is presented below.

	Class B	Class C	Class D
Balance at April 3, 2004 and April 2, 2005	240,000	—	—
Conversion of Class B preferred stock	(240,000)	306,298	240,000
Redemption of Class C preferred stock	—	(306,298)	—
Redemption of Class D preferred stock	—	—	(240,000)
Balance at April 1, 2006 and March 31, 2007	—	—	—

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

Stock Options and Warrants.  Following the reclassification of the Company’s shares, all outstanding options and warrants to purchase the Company’s Class A common stock and Class B common stock became exercisable into shares of the Company’s newly created common stock in accordance with the terms of our stock option plans and stock option and warrant agreements.  As of March 31, 2007, there were 1,294,319 outstanding options, 961,319 of which were exercisable. There are no outstanding warrants.

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

On April 1, 2006, the Company accelerated the vesting of 523,585 stock options whose exercise prices were below its closing stock price on the date the vesting of the options was accelerated. As a result, a charge of approximately $73, net of tax, was recorded in fiscal 2006. The accelerated vesting of these stock options was intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123(R), “Share-Based Payment.”

Stock Option Plans

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of March 31, 2007, there were outstanding options to purchase 17,275 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of March 31, 2007, there were outstanding options to purchase 250,542 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan has been frozen and no additional stock options will be awarded pursuant to the plan.

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

1,139,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. Of this amount, 683,502 options were awarded to the Company’s CEO at the time of the Company’s initial public offering in August 2005 at the offering price of $14.50 per share and the remainder had been reserved for grants to the Company’s employees (other than the Company’s CEO) at the discretion of the Company’s compensation committee. An amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,139,170 to 1,639,170 was approved by shareholder vote in September 2006. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s compensation committee will administer the plan. The Company’s board of directors also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control.

The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant.  As of March 31, 2007, there were outstanding options to purchase 1,026,502 shares of common stock granted the 2005 plan, 693,502 of which were exercisable.

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

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 31, 2007, there were 75,675 shares of restricted stock outstanding, 900 of which had vested.

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

A summary of the status of the Company’s warrants and stock options outstanding as of March 31, 2007, April 1, 2006 and April 2, 2005, and changes during the years ended on those dates, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Intrinsic Value
Outstanding, April 3, 2004	3,139,425	1.72
Awarded fiscal 2005	179,575	8.00
Exercised fiscal 2005	(13,866)	2.49		$132
Cancelled fiscal 2005	(21,034)	8.07
Outstanding, April 2, 2005	3,284,100	2.06	3.3	$36,579
Awarded fiscal 2006	698,502	14.49
Exercised fiscal 2006	(1,658,366)	0.67		$25,081
Outstanding, April 1, 2006	2,324,236	6.78	5.0	$31,890
Awarded fiscal 2007	335,500	22.59
Exercised fiscal 2007	(1,362,917)	2.27		$31,523
Forfeited fiscal 2007	(2,500)	21.03
Outstanding, March 31, 2007	1,294,319	$15.60	7.5	$23,078
Exercisable, March 31, 2007	961,319	$13.18	7.8	$19,471

The expected weighted-average life assumption was calculated by taking the average of the weighted vesting term and the contractual term of the options. This falls under the guidance of the SEC’s Staff Accounting Bulletin No. 107. In determining its risk-free interest rate assumption, the Company used the yield on zero-coupon U.S. Treasury strips to extrapolate a forward-yield curve. Finally, since the Company has only been public since August 2005, it used seven public companies, engaged in the manufacture of bearings, for the determination of the volatility.

The fair value for the Company’s options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life	4.9	7.0	3.0
Risk-free interest rate	5.0%	3.5%	3.5%
Expected volatility	34.4%	32.0%	0.4%

The weighted average fair value per share of options and warrants granted was $8.70 in fiscal 2007, $6.00 in fiscal 2006 and $8.17 in fiscal 2005.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option and warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its options and warrants.

As of March 31, 2007, there was $2,344 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.6 years. The total fair value of options that vested in fiscal 2007, 2006 and 2005 was $0, $5,106 and $792, respectively.

As of March 31, 2007, the weighted average exercise price of the outstanding exercisable options was $13.18. Of the total awards outstanding at March 31, 2007, 1,284,329 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $15.55, an intrinsic value of $22,970, and a weighted average contractual term of 7.5 years.

Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion.

The Company recorded $180 (net of taxes of $99) in compensation in fiscal 2007 related to restricted stock awards. These awards were recorded at the fair market value of the Company’s common stock on the date of issuance and will be amortized as expense over the applicable vesting period.

Unrecognized expense for restricted stock was $1,370 at March 31, 2007. This cost is expected to be recognized over a weighted average period of approximately 3.7 years.

A summary of the status of the Company’s restricted stock outstanding as of March 31, 2007 and changes during the year then ended, is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, April 1, 2006	—	$—
Granted	75,675	22.62
Vested	(900)	22.41
Forfeited	—	—
Non-vested, March 31, 2007	74,775	$22.62

17.          Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,708, $1,936 and $2,045 in fiscal 2007, 2006 and 2005, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2007, 2006 and 2005 aggregated $1,356, $1,220 and $1,172, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2008	$4,443
2009	3,866
2010	2,614
2011	2,142
2012	1,791
2013 and thereafter	5,286
$20,142

The Company entered into an agreement with Whitney, a related party, whereby a quarterly management services fee was paid for certain consulting and management advisory services, as directed by the board of directors of the Company and agreed to by Whitney. Such ongoing fees aggregated $173 and $450 for fiscal 2006 and 2005, respectively. As of August 2005, this agreement is no longer in effect.

As of March 31, 2007, approximately 15% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions. One of the collective bargaining agreements covering approximately 82 employees (6.5% of the Company’s hourly employees) expires in January 2008.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental controls in fiscal years 2008 or 2009.

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

18.          U.S. Continued Dumping and Subsidy Offset Act (CDSOA) Payment

On December 1, 2006, the Company received approximately $1,229 in payments under the U.S. Continued Dumping and Subsidy Act (CDSOA) for 2006. The CDSOA distributes antidumping duties paid by overseas companies to qualified domestic firms hurt by unfair trade. This payment has been classified below Operating Income in “Other non-operating expense (income)” on the Consolidated Statements of Operations.

19.          Related Party Transactions

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

20.          Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Management fees	$—	$173	$474
Loss on disposition of assets	1,917	24	1,989
Plant consolidation costs	3,188	1,024	—
Provision for doubtful accounts	183	244	472
Amortization of intangibles	713	667	500
Other expense (income)	(67)	292	91
	$5,934	$2,424	$3,526

21.          Reportable Segments

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

	Fiscal Year Ended
	March 31, 2007	April 1, 2006	April 2, 2005
Net External Sales
Roller	$92,123	$96,466	$92,281
Plain	143,907	115,091	93,250
Ball	50,466	46,378	41,881
Other	19,566	16,574	15,604
	$306,062	$274,509	$243,016
Operating Income
Roller	$18,766	$23,340	$17,030
Plain	41,163	30,955	22,647
Ball	12,523	9,692	9,070
Other	2,200	1,478	797
Corporate	(22,733)	(26,886)	(17,405)
	$51,919	$38,579	$32,139
Total Assets
Roller	$64,491	$52,545	$43,113
Plain	168,350	142,957	115,930
Ball	27,417	21,023	26,438
Other	7,595	6,932	8,287
Corporate	5,860	52,466	56,401
	$273,713	$275,923	$250,169
Capital Expenditures
Roller	$10,872	$4,390	$3,496
Plain	2,502	3,490	2,669
Ball	1,374	1,130	936
Other	1,007	832	784
Corporate	419	499	1,641
	$16,174	$10,341	$9,526
Depreciation & Amortization
Roller	$3,355	$3,073	$2,618
Plain	3,653	3,035	2,501
Ball	601	1,299	1,300
Other	1,238	1,151	1,281
Corporate	799	773	1,085
	$9,646	$9,331	$8,785
Geographic External Sales
Domestic	$265,644	$243,576	$215,381
Foreign	40,418	30,933	27,635
	$306,062	$274,509	$243,016
Geographic Long-Lived Assets
Domestic	$57,910	$55,224	$52,566
Foreign	3,299	2,804	2,777
	$61,209	$58,028	$55,343
Intersegment Sales
Roller	$8,512	$9,412	$7,275
Plain	1,017	851	1,982
Ball	5,053	5,099	4,073
Other	14,825	13,313	10,147
	$29,407	$28,675	$23,477

All intersegment sales are eliminated in consolidation.

22.          Subsequent Event

On May 22, 2007, the Company acquired the capital stock of Phoenix Bearings Limited (“Phoenix”) for approximately $4.3 million in cash. Phoenix, located in Gloucestershire, England, manufactures bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter. Phoenix generated revenues of approximately $4.5 million in its most recent calendar year. The financial results of Phoenix will be reported as part of the Company’s Roller Bearings segment.

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

Management’s Report on Internal Control Over Financial Reporting

Management of RBC Bearings Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934.

The Company’s internal control over financial reporting is supported by written policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 as required by Securities Exchange Act of 1934.  In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

June 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RBC Bearings Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RBC Bearings Incorporated maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the RBC Bearings Incorporated’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that RBC Bearings Incorporated maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007, and our report dated June 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, Connecticut
June 8, 2007

ITEM 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 31, 2007 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.  Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2007 and April 1, 2006

Consolidated Statements of Operations for the years ended March 31, 2007, April 1, 2006, and April 2, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended

March 31, 2007, April 1, 2006, and April 2, 2005

Consolidated Statements of Cash Flows for the years ended March 31, 2007, April 1, 2006, and April 2, 2005

Notes to Consolidated Financial Statements

(a)      2.  Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this report:

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2007, APRIL 1, 2006, AND APRIL 2, 2005

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2007	$838	$183	$39	$(193)	$867
2006	628	244	—	(34)	838
2005	770	472	—	(614)	628

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

3.1

Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated’s Registration Statement on Form S-1, file No. 333-124824 (the “Registration Statement”) dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1

Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated’s Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

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

10.24

Security Agreement, dated May 30, 2002, by and among Roller Bearing Company of America, Inc., certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender, as filed as Exhibit 10.27 to the Registration Statement on Form S-1 dated May 11, 2005, is hereby incorporated by reference herein.

10.25

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

10.27

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

10.29

Lease Agreement dated May 17, 2004 by and between Shadowmoss Properties, LLC, a South Carolina limited liability company and Roller Bearing Company of America, Inc filed as Exhibit 10.33 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.30

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

10.33

Second Amended and Restated Stockholders’ Agreement by and among RBC Bearings Incorporated, Whitney RBHC Investor, LLC, Whitney V.L.P., Dr. Michael J. Hartnett and Hartnett Family Investments, L.P. dated February 6, 2003 filed as Exhibit 10.37 to Amendment No. 4 to the Registration Statement dated August 9, 2005 is hereby incorporated by reference herein.

10.34

Amendment No. 1 dated August 13, 2005 to the Second Amended and Restated Stockholders’ Agreement by and among RBC Bearings Incorporated, Whitney RBHC Investors, LLC, Whitney V.L.P., Dr. Michael J. Hartnett and Hartnett Family Investments, L.P. dated February 6, 2003, filed as Exhibit 10.38 to Amendment No. 4 to the Registration Statement dated August 9, 2005 is hereby incorporated by reference herein.

10.35	Purchase Agreement dated August 9, 2005 filed as Exhibit 1.1 to Form 8-K dated August 15, 2005 is hereby incorporated by reference herein.

10.36	Purchase Agreement dated April 11, 2006 filed as exhibit 1.1 to Form 8-K dated April 13, 2006 is hereby incorporated by reference herein.

10.37

Credit Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, KeyBank National Association, J.P. Morgan Securities Inc. and LaSalle Bank National Association, filed as Exhibit 99.1 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.38

Parent Guaranty, dated as of June 26, 2006, by RBC Bearings Incorporated, in favor of KeyBank National Association, filed as Exhibit 99.2 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.39

Security Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and KeyBank National Association, filed as Exhibit 99.3 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

14.1	Code of Ethics of the Registrant filed as Exhibit 14 to Form 10-Q dated February 14, 2006 is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	June 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DR. MICHAEL J. HARTNETT	Chairman, President and Chief Executive Officer
Dr. Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: June 12, 2007

/s/ DANIEL A. BERGERON	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: June 12, 2007

/s/ THOMAS BURIGO	Corporate Controller
Thomas Burigo
Date: June 12, 2007

/s/ RICHARD R. CROWELL	Director
Richard R. Crowell
Date: June 12, 2007

/s/ WILLIAM P. KILLIAN	Director
William P. Killian
Date: June 12, 2007

/s/ ALAN B. LEVINE	Director
Alan B. Levine
Date: June 12, 2007

/s/ DR. AMIR FAGHRI	Director
Dr. Amir Faghri
Date: June 12, 2007

/s/ DR. THOMAS J. O’BRIEN	Director
Dr. Thomas J. O’Brien
Date: June 12, 2007