Form 10-Q
period 2007-06-30
RBC Bearings INC
filed 2007-08-09
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 30, 2007, RBC Bearings Incorporated had 21,534,886 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$4,615	$5,184
Accounts receivable, net of allowance for doubtful accounts of $870 at June 30, 2007 and $867 at March 31, 2007	59,017	54,636
Inventory	108,242	103,022
Deferred income taxes	6,645	7,115
Prepaid expenses and other current assets	4,040	2,914
Total current assets	182,559	172,871
Property, plant and equipment, net	66,530	61,209
Goodwill	29,631	29,631
Intangible assets, net of accumulated amortization of $2,570 at June 30, 2007 and $2,329 at March 31, 2007	7,968	5,793
Deferred financing costs, net of accumulated amortization of $460 at June 30, 2007 and $409 at March 31, 2007	1,116	1,207
Other assets	3,045	3,002
Total assets	$290,849	$273,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,237	$21,299
Accrued expenses and other current liabilities	10,564	11,683
Current portion of long-term debt	750	750
Capital lease obligations	155	169
Total current liabilities	37,706	33,901
Long-term debt, less current portion	54,655	58,655
Capital lease obligations, less current portion	491	456
Deferred income taxes	7,826	6,479
Other non-current liabilities	8,613	6,051
Total liabilities	109,291	105,542
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 30, 2007 and March 31, 2007; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 30, 2007 and March 31, 2007; issued and outstanding shares: 21,518,460 at June 30, 2007 and 21,408,994 at March 31, 2007	215	214
Additional paid-in capital	173,357	169,489
Accumulated other comprehensive loss	(2,283)	(2,206)
Retained earnings	11,319	1,724
Treasury stock, at cost, 37,356 shares at June 30, 2007 and March 31, 2007	(1,050)	(1,050)
Total stockholders’ equity	181,558	168,171
Total liabilities and stockholders’ equity	$290,849	$273,713

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30, 2007	July 1, 2006
Net sales	$79,823	$75,231
Cost of sales	52,378	51,722
Gross margin	27,445	23,509
Operating expenses:
Selling, general and administrative	11,302	9,627
Other, net	362	384
Total operating expenses	11,664	10,011
Operating income	15,781	13,498
Interest expense, net	866	2,162
Loss on early extinguishment of debt	—	3,576
Income before income taxes	14,915	7,760
Provision for income taxes	5,090	2,736
Net income	$9,825	$5,024
Net income per common share:
Basic	$0.46	$0.25
Diluted	$0.45	$0.24
Weighted average common shares:
Basic	21,377,482	20,088,482
Diluted	21,882,470	20,913,218

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$9,825	$5,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,172	2,252
Deferred income taxes	1,786	2,459
Amortization of intangible assets	241	151
Amortization of deferred financing costs and debt discount	51	175
Stock-based compensation	350	—
Loss on disposition of assets	10	32
Loss on early extinguishment of debt (non-cash portion)	—	3,576
Other	—	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,091)	(2,277)
Inventory	(3,798)	2,515
Prepaid expenses and other current assets	(1,122)	172
Other non-current assets	(2)	(38)
Accounts payable	4,362	(1,253)
Accrued expenses and other current liabilities	246	(162)
Other non-current liabilities	2,400	274
Net cash provided by operating activities	13,430	12,909
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,623)	(2,611)
Acquisition of businesses, net of cash acquired	(4,360)	—
Proceeds from sale of assets	4	9
Net cash used in investing activities	(10,979)	(2,602)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(4,000)	70,000
Net proceeds from issuance of common stock	—	57,824
Exercise of stock options and warrants	1,043	855
Payments on term loans	—	(145,250)
Principal payments on capital lease obligations	(51)	(73)
Financing fees paid in connection with senior credit facility	—	(833)
Net cash used in financing activities	(3,008)	(17,477)
Effect of exchange rate changes on cash	(12)	101
Cash and cash equivalents:
Decrease during the period	(569)	(7,069)
Cash, at beginning of period	5,184	16,126
Cash, at end of period	$4,615	$9,057
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$935	$2,909
Income taxes	$510	$160

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 31, 2007 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products—Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products—Plymouth, Inc. (“Plymouth”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”) and All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”) divisions. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All material intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, accruals and estimates consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K.

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

The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. The three month periods ended June 30, 2007 and July 1, 2006 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this interpretation is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company recognized a $230 increase in its income tax liabilities, and a reduction to the April 1, 2007 beginning balance of retained earnings of $230 (see Note 7).

1.                 Acquisition

On May 22, 2007, the Company acquired the capital stock of Phoenix for approximately $4,360 in cash. As a result of the acquisition, the Company recorded amortizable intangible assets of approximately $2,379, fixed assets of approximately $852, other long-term liabilities of approximately $82, and approximately $1,211 of working capital. No goodwill resulted.

Phoenix, located in Gloucestershire, England, manufactures bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter. Phoenix is included in the Roller Bearings segment. Proforma results inclusive of Phoenix are not materially different.

2.                 Secondary Offering

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., the Company, along with certain of its stockholders, sold 8,989,550 shares of its common stock (5,995,529 sold by certain of the Company’s stockholders). The offering yielded the Company aggregate net proceeds of $57,824 after payment of the underwriting discount, commissions and offering expenses. The full amount of the net proceeds was used to prepay outstanding balances under the previous credit agreement.

3.                 Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares, dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 30, 2007	July 1, 2006
Net income	$ 9,825	$ 5,024
Denominator for basic net income per common share—weighted-average shares	21,377,482	20,088,482
Effect of dilution due to employee stock options and warrants	504,988	824,736
Denominator for diluted net income per common share—weighted-average shares	21,882,470	20,913,218
Basic net income per common share	$ 0.46	$ 0.25
Diluted net income per common share	$ 0.45	$ 0.24

4.                 Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 30, 2007	March 31, 2007
Raw materials	$ 9,734	$ 8,133
Work in process	33,582	32,457
Finished goods	64,926	62,432
	$ 108,242	$ 103,022

5.                 Comprehensive Income

Total comprehensive income is as follows:

Three Months Ended
	June 30, 2007	July 1, 2006
Net income	$ 9,825	$ 5,024
Foreign currency translation adjustments	(77)	592
Total comprehensive income	$ 9,748	$ 5,616

6.                 Debt

On June 26, 2006, RBCA terminated the previous credit agreement and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of June 30, 2007, $38,000 was outstanding under the KeyBank Credit Agreement. The

Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the previous credit agreement. As of June 30, 2007, deferred financing fees of $863 associated with the KeyBank Credit Agreement have been recorded.

Approximately $22,846 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of June 30, 2007, RBCA had the ability to borrow up to an additional $89,154 under the KeyBank Credit Agreement.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss francs, or approximately $8,138, of term loan (the “Swiss Term Loan”) and up to 2,000 Swiss francs, or approximately $1,628, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $3,255. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of June 30, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	June 30, 2007	March 31, 2007
KeyBank Credit Agreement

Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (6.0625% at June 30, 2007)

	$ 38,000	$ 42,000
Note Payable	750	750
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021.	1,155	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	55,405	59,405
Less: Current Portion	750	750
Long-Term Debt	$ 54,655	$ 58,655

The current portion of long-term debt as of June 30, 2007 and March 31, 2007 includes $750 note payable related to the All Power acquisition.

7.                 Income Taxes

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of its implementation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $230 and a reduction to the April 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 1, 2007, including the cumulative effect of the adoption of FIN 48, is $3,210, substantially all of which represents liabilities that, if recognized, would impact the effective tax rate. The

Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2001. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2003.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $72 of accrued interest and penalties at April 1, 2007.

The effective income tax rates for the three month periods ended June 30, 2007 and July 1, 2006 were 34.1% and 35.3%, respectively.

8.                 Pension and Postretirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut and its Plymouth subsidiary plant in Plymouth, Indiana.

Effective March 31, 2007, the pension plan for the Tyson subsidiary in Glasgow, Kentucky was curtailed in the terms of the Shutdown Agreement between Tyson Bearings Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. No further benefits will accrue against this Plan, and no new employees will become eligible for participation in the Plan. However, the Company will continue to maintain the Plan.

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania was frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue against this plan, and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan. Net periodic benefit cost in the period ended July 1, 2006 included $100 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended
	June 30, 2007	July 1, 2006
Components of net periodic benefit cost:
Service cost	$ 69	$ 137
Interest cost	262	256
Expected return on plan assets	(340)	(324)
Amortization of prior service cost	2	2
Amortization of losses	18	53
Curtailment loss	—	100
Total net periodic benefit cost	$ 11	$ 224

The postretirement medical and life insurance benefits for the Tyson subsidiary in Glasgow, Kentucky were curtailed in the terms of the Shutdown Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007.

Effective May 1, 2006, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania were frozen in the terms of the Shutdown Agreement between RBC Nice

Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will become eligible for participation in the plan. Life insurance benefits terminated July 31, 2006. Postretirement medical benefits will be available until the contract expires on January 31, 2008. Net periodic benefit cost in the period ended July 1, 2006 included $182 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:

	Other Postretirement Benefits Three Months Ended
	June 30, 2007	July 1, 2006
Components of net periodic benefit cost:
Service cost	$ 12	$ 33
Interest cost	38	54
Prior service cost amortization	(7)	(31)
Amount of loss recognized	10	16
Curtailment loss	—	182
Total net periodic benefit cost	$ 53	$ 254

9.                 Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure, and their information is combined and disclosed as “Other.” There is also a segment reflecting corporate charges.

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

	Three Months Ended
	June 30, 2007	July 1, 2006
Net External Sales
Roller	$ 23,643	$ 24,241
Plain	37,720	34,029
Ball	13,421	12,162
Other	5,039	4,799
	$ 79,823	$ 75,231
Operating Income
Roller	$ 7,219	$ 6,148
Plain	10,045	9,099
Ball	3,457	2,931
Other	617	811
Corporate	(5,557)	(5,491)
	$ 15,781	$ 13,498
Geographic External Sales
Domestic	$ 68,253	$ 65,431
Foreign	11,570	9,800
	$ 79,823	$ 75,231
Intersegment Sales
Roller	$ 2,156	$ 2,024
Plain	269	270
Ball	1,576	1,002
Other	4,370	3,546
	$ 8,371	$ 6,842

All intersegment sales are eliminated in consolidation.

10.          Restructuring of Operations

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity. The Company has discontinued manufacturing tapered bearings in its Glasgow, Kentucky facility and has consolidated the remaining manufacturing into other Company manufacturing facilities. The consolidation is anticipated to result in improved gross margin over the next twelve months. This consolidation resulted in a charge of approximately $5,088 in fiscal 2007. Approximately $2,211 of this charge related to the non-cash disposal of fixed assets. As of March 31, 2007, the remaining charge of $2,877 included termination benefits of approximately $1,153, moving costs of approximately $755, rent of approximately $628 and cleanup and turnover costs of approximately $250, of which $1,984 was paid in fiscal 2007. At March 31, 2007, the balance of $893 was included in accrued liabilities. During the quarter ended June 30, 2007, the Company paid $847, leaving an accrual of $46 which is expected to be paid in the second quarter.

11.          Subsequent Event

On July 25, 2007, the Company acquired the assets of CBS/Coastal Bearing Services (“CBS”) for approximately $3.7 million in cash. CBS, located in Houston, Texas, manufactures, inspects and refurbishes large bearings for the oil and mining industries, as well as other general industrial applications with sizes ranging up to 124 inches in diameter. CBS generated revenues of approximately $3.1 million for the year ended December 30, 2006. The financial results of CBS will be reported as part of the Company’s Ball Bearings segment.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the our Annual Report on Form 10-K for the year ended March 31, 2007 and other filings made with the Securities and Exchange Commission. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 18 manufacturing facilities in four countries.

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

Outlook

Backlog, as of June 30, 2007, was $185.0 million versus $167.5 million as of July 1, 2006. We continue to see positive momentum from the diversified industrial, aerospace and defense markets. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 30, 2007	July 1, 2006
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	34.4	31.2
Selling, general and administrative	14.2	12.8
Other, net	0.4	0.5
Operating income	19.8	17.9
Interest expense, net	1.1	2.9
Loss on early extinguishment of debt	—	4.7
Income before income taxes	18.7	10.3
Provision for income taxes	6.4	3.6
Net income	12.3	6.7

Three Month Period Ended June 30, 2007 Compared to Three Month Period Ended July 1, 2006

Net Sales.   Net sales for the three month period ended June 30, 2007 were $79.8 million, an increase of $4.6 million, or 6.1%, compared to $75.2 million for the same period in the prior year. During the three month period ended June 30, 2007, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 19.1% in the first quarter of fiscal 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand. Our net sales to our diversified industrial customers declined 5.4% in the first quarter of fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and general industrial distribution grew 3.9%, offset by a decrease in year-over-year volume in our class 8 truck aftermarket business.

The Plain Bearings segment achieved net sales of $37.7 million for the three month period ended June 30, 2007, an increase of $3.7 million, or 10.8%, compared to $34.0 million for the same period in the prior year. The commercial and military aerospace market grew $4.8 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. This was offset by a $1.1 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity to aerospace and lower OEM volume.

The Roller Bearings segment achieved net sales of $23.6 million for the three month period ended June 30, 2007, a decrease of $0.6 million, or 2.5%, compared to $24.2 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $3.4 million, offset by an increase of $2.8 million in aerospace applications, general industrial demand and the inclusion of Phoenix, which accounted for $0.9 million of net sales for the period ended June 30, 2007.

The Ball Bearings segment achieved net sales of $13.4 million for the three month period ended June 30, 2007, an increase of $1.2 million, or 10.4%, compared to $12.2 million for the same period in the prior year. Of this increase, $0.8 million was driven principally by increased defense-related demand. Sales to our customers in the industrial market increased $0.4 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $5.0 million for the three month period ended June 30, 2007, an increase of $0.2 million, or 5.0%, compared to $4.8 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe.

Gross Margin.   Gross margin was $27.4 million, or 34.4% of net sales, for the three month period ended June 30, 2007, versus $23.5 million, or 31.2% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, a shift in mix toward higher margin products, and increased manufacturing efficiency.

Selling, General and Administrative.   SG&A expenses increased by $1.7 million, or 17.4%, to $11.3 million for the three month period ended June 30, 2007 compared to $9.6 million for the same period in fiscal 2007. As a percentage of net sales, SG&A increased to 14.2% for the three month period ended June 30, 2007 compared to 12.8% for the same period in fiscal 2007. The increase of $1.7 million was due to additional personnel necessary to support our increased volume, the inclusion of Phoenix, and $0.4 million of stock compensation expense.

Other, net.   Other, net for the three month period ended June 30, 2007 of $0.4 million was flat with the comparable period in fiscal 2007. For the three month period ended June 30, 2007, other, net consisted of $0.2 million of amortization of intangibles and $0.2 million of other expenses. For the three month period ended July 1, 2006, other, net included $0.2 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation and $0.2 million of amortization of intangibles.

Operating Income.   Operating income was $15.8 million, or 19.8% of net sales, for the three month period ended June 30, 2007 compared to $13.5 million, or 17.9% of net sales, for the three month period ended July 1, 2006. Operating income for the Plain Bearings segment was $10.0 million for the three month period ended June 30, 2007, or 26.6% of net sales, compared to $9.1 million for the same period last year, or 26.7% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended June 30, 2007 of $7.2 million, or 30.5% of net sales, compared to $6.1 million, or 25.4% of net sales, for the three month period ended July 1, 2006. Our Ball Bearings segment achieved an operating income of $3.5 million, or 25.8% of net sales, for the three month period ended June 30, 2007, compared to $2.9 million, or 24.1% of net sales, for the same period in fiscal 2007. Our Other segment achieved an operating income of $0.6 million, or 12.2% of net sales, for the three month period ended June 30, 2007, compared to $0.8 million, or 16.9% of net sales, for the same period in fiscal 2007. The increase in operating income in three of our four segments was driven primarily by a shift in mix toward higher margin products and increased manufacturing efficiency. In addition, our operating income as a percentage of net sales increased in two of our four segments as a result of leveraging our fixed cost base.

Interest Expense, net.   Interest expense, net decreased by $1.3 million, or 59.9%, to $0.9 million in the three month period ended June 30, 2007, compared to $2.2 million in the same period last fiscal year. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.1 million for the three month period ended June 30, 2007 compared to $0.2 million for the three month period ended July 1, 2006.

Loss on Early Extinguishment of Debt.   For the three month period ended July 1, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred debt issuance costs associated with the early termination of the previous credit facility.

Income Before Income Taxes.   Income before taxes increased by $7.1 million, to $14.9 million for the three month period ended June 30, 2007 compared to $7.8 million for the three month period ended July 1, 2006.

Income Taxes.   Income tax expense for the three month period ended June 30, 2007 was $5.1 million compared to $2.7 million for the three month period ended July 1, 2006. Our effective income tax rate for the three month period ended June 30, 2007 was 34.1% compared to 35.3% for the three month period ended July 1, 2006.

Net Income.   Net income increased by $4.8 million to $9.8 million for the three month period ended June 30, 2007 compared to $5.0 million for the three month period ended July 1, 2006.

Liquidity and Capital Resources

Liquidity

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The new program, which does not have an expiration date, replaces a $7.5 million program that expired on March 31, 2007. As of June 30, 2007, no repurchases have been made under the new program.

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., we, along with certain of our stockholders, sold 8,989,550 shares of our common stock (5,995,529 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of approximately $57.8 million after payment of the underwriting discount, commissions and offering expenses. The full amount of the net proceeds was used to prepay outstanding balances under the previous credit agreement.

On June 26, 2006, RBC terminated its previous credit agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides us with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.1 million, of term loan (the “Swiss Term Loan”) and up to 2.0 million Swiss francs, or approximately $1.6 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4.0 million Swiss francs, or approximately $3.3 million. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of June 30, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

Cash Flows

Three Month Period Ended June 30, 2007 Compared to the Three Month Period Ended July 1, 2006

In the three month period ended June 30, 2007, we generated cash of $13.4 million from operating activities compared to $12.9 million for the three month period ended July 1, 2006. The increase of $0.5 million was mainly a result of an increase in net income of $4.8 million offset by a change in operating assets and liabilities and lower non-cash charges, totaling $4.3 million.

Cash used for investing activities for the three month period ended June 30, 2007 included $6.6 million related to capital expenditures compared to $2.6 million for the three month period ended July 1, 2006. Investing activities in fiscal 2008 also included $4.4 million related to the acquisition of Phoenix.

Financing activities used $3.0 million in the three month period ended June 30, 2007, primarily driven by $4.0 million in cash used to pay down debt outstanding under our KeyBank Credit Agreement offset by $1.0 million proceeds from the exercise of stock options.

Capital Expenditures

Our capital expenditures were $6.6 million for the three month period ended June 30, 2007. We expect to make capital expenditures of approximately $13.0 to $17.0 million during fiscal 2008 in connection with our existing business. We intend to fund our fiscal 2008 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of June 30, 2007, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2007.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.   We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of June 30, 2007, our margin is 0.0% for prime rate loans (prime rate at June 30, 2007 was 8.25%) and 0.75% for LIBOR rate loans (one month LIBOR rate at June 30, 2007 was 5.3%). As of June 30, 2007, based on the aggregate amount of $38.0 million outstanding under our KeyBank Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.4 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates.   As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were denominated in foreign currencies in the first quarter of 2008. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.                Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Part II—OTHER INFORMATION

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

ITEM 1A.        Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 30, 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2007.

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

RBC BEARINGS INCORPORATED
(Registrant)
By:	/s/ Dr. MICHAEL J. HARTNETT
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 9, 2007
By:	/s/ DANIEL A. BERGERON
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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