Form 10-Q
period 2007-09-29
RBC Bearings INC
filed 2007-11-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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

As of October 31, 2007, RBC Bearings Incorporated had 21,571,686 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 29, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$5,772	$5,184
Accounts receivable, net of allowance for doubtful accounts of $882 at September 29, 2007 and $867 at March 31, 2007	56,051	54,636
Inventory	113,877	103,022
Deferred income taxes	6,645	7,115
Prepaid expenses and other current assets	4,210	2,914
Total current assets	186,555	172,871
Property, plant and equipment, net	69,296	61,209
Goodwill	30,725	29,631
Intangible assets, net of accumulated amortization of $2,864 at September 29, 2007 and $2,329 at March 31, 2007	9,014	5,793
Deferred financing costs, net of accumulated amortization of $501 at September 29, 2007 and $409 at March 31, 2007	1,051	1,207
Other assets	3,050	3,002
Total assets	$299,691	$273,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,253	$ 21,299
Accrued expenses and other current liabilities	9,618	11,683
Current portion of long-term debt	750	750
Capital lease obligations	164	169
Total current liabilities	34,785	33,901
Long-term debt, less current portion	53,500	58,655
Capital lease obligations, less current portion	463	456
Deferred income taxes	7,843	6,479
Other non-current liabilities	7,898	6,051
Total liabilities	104,489	105,542

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 29, 2007 and March 31, 2007; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 29, 2007 and March 31, 2007; issued and outstanding shares: 21,541,386 at September 29, 2007 and 21,408,994 at March 31, 2007	215	214
Additional paid-in capital	177,479	169,489
Accumulated other comprehensive loss	(1,275)	(2,206)
Retained earnings	20,068	1,724
Treasury stock, at cost, 42,955 shares at September 29, 2007 and 37,356 shares at March 31, 2007	(1,285)	(1,050)
Total stockholders' equity	195,202	168,171
Total liabilities and stockholders' equity	$299,691	$273,713

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$78,232	$73,248	$158,055	$148,479
Cost of sales	51,995	49,745	104,373	101,467
Gross margin	26,237	23,503	53,682	47,012
Operating expenses:
Selling, general and administrative	11,888	10,610	23,190	20,237
Other, net	354	283	716	667
Total operating expenses	12,242	10,893	23,906	20,904
Operating income	13,995	12,610	29,776	26,108
Interest expense, net	681	1,203	1,547	3,365
Loss on early extinguishment of debt	27	—	27	3,576
Income before income taxes	13,287	11,407	28,202	19,167
Provision for income taxes	4,538	4,029	9,628	6,765
Net income	$8,749	$7,378	$18,574	$12,402
Net income per common share:
Basic	$0.41	$0.36	$0.87	$0.61
Diluted	$0.40	$0.35	$0.85	$0.59
Weighted average common shares:
Basic	21,431,498	20,502,251	21,404,490	20,295,367
Diluted	21,813,063	21,280,571	21,800,754	21,096,895

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$18,574	$12,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,411	4,602
Deferred income taxes	1,803	8,035
Amortization of intangible assets	535	346
Amortization of deferred financing costs and debt discount	109	233
Stock-based compensation	514	252
Loss on disposition of assets	23	116
Loss on early extinguishment of debt (non-cash portion)	27	3,576
Other	—	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,086	875
Inventory	(7,686)	1,602
Prepaid expenses and other current assets	(1,311)	(158)
Other non-current assets	(346)	(1,794)
Accounts payable	1,774	(1,814)
Accrued expenses and other current liabilities	2,463	(342)
Other non-current liabilities	1,614	(532)
Net cash provided by operating activities	23,590	27,411

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,129)	(4,583)
Acquisition of businesses, net of cash acquired	(7,947)	(8,753)
Proceeds from sale of assets	14	9
Net cash used in investing activities	(19,062)	(13,327)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(4,000)	66,000
Net proceeds from issuance of common stock	—	57,824
Repurchase of common stock	(235)	—
Exercise of stock options and warrants	1,384	986
Payments on term loans	—	(1,421)
Retirement of debt	(1,155)	(144,875)
Principal payments on capital lease obligations	(95)	(153)
Financing fees paid in connection with senior credit facility	(20)	(873)
Net cash used in financing activities	(4,121)	(22,512)

Effect of exchange rate changes on cash	181	232

Cash and cash equivalents:
Increase (decrease) during the period	588	(8,196)
Cash, at beginning of period	5,184	16,126
Cash, at end of period	$5,772	$7,930

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,548	$4,063
Income taxes	1,891	(636)

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

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”) and RBC CBS Coastal Bearing Services LLC (“CBS”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”) divisions. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three month and six month periods ended September 29, 2007 are not necessarily indicative of the operating results for the full year. The six month periods ended September 29, 2007 and September 30, 2006 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this interpretation is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company recognized a $230 increase in its income tax liabilities and a reduction to the April 1, 2007 beginning balance of retained earnings of $230 (see Note 7).

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

1. Acquisition

On May 22, 2007, the Company acquired the capital stock of Phoenix for $4,360 in cash. As a result of the acquisition, the Company recorded amortizable intangible assets of $2,379, fixed assets of $852, other long-term liabilities of $82, and $1,211 of working capital. No goodwill resulted. Phoenix, located in Gloucestershire, England, manufactures bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter. Phoenix is included in the Roller Bearings segment.

On July 25, 2007, the Company acquired the assets of CBS for $3,587 in cash. As a result of the acquisition, the Company recorded amortizable intangible assets of $1,036, goodwill of $1,095, fixed assets of $545, and $911 of working capital. CBS, located in Houston, Texas, manufactures, inspects and refurbishes large bearings for the oil and mining industries, as well as other general industrial applications with sizes ranging up to 124 inches in diameter. CBS is included in the Ball Bearings segment.

Proforma net sales and net income inclusive of Phoenix and CBS are not materially different from those reported.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income	$8,749	$7,378	$18,574	$12,402

Denominator for basic net income per common share—weighted-average shares	21,431,498	20,502,251	21,404,490	20,295,367
Effect of dilution due to employee stock options and warrants	381,565	778,320	396,264	801,528
Denominator for diluted net income per common share — weighted-average shares	21,813,063	21,280,571	21,800,754	21,096,895

Basic net income per common share	$0.41	$0.36	$0.87	$0.61

Diluted net income per common share	$0.40	$0.35	$0.85	$0.59

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 29, 2007	March 31, 2007
Raw materials	$9,150	$8,133
Work in process	35,514	32,457
Finished goods	69,213	62,432
	$113,877	$103,022

5. Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$8,749	$7,378	$18,574	$12,402
Amortization of prior service cost and actuarial losses, net of taxes of $18	28	—	28	—
Foreign currency translation adjustments	980	(190)	903	402
Total comprehensive income	$9,757	$7,188	$19,505	$12,804

6. Debt

On June 26, 2006, the Company and RBCA terminated the previous credit agreement and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of September 29, 2007, $38,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the previous credit agreement. As of September 29, 2007, unamortized deferred financing fees associated with the KeyBank Credit Agreement were $667.

On September 10, 2007, the Company and RBCA entered into an amendment of the KeyBank Credit Agreement. Pursuant to the terms of the amendment, the commitment fees payable under the KeyBank Credit Agreement were decreased from a range of 10 to 27.5 basis points, based on the Company’s leverage ratio (as defined under the KeyBank Credit Agreement) to a range of 7.5 to 20 basis points. Further, the margin payable under the KeyBank Credit Agreement for revolving loans that are base rate loans, based on the Company’s leverage ratio, was decreased from a range of 0 to 75 basis points to a range of 0 to 25 basis points. The margin payable under the KeyBank Credit Agreement for revolving loans that are fixed rate loans, based on the Company’s leverage ratio (as defined under the agreement) was decreased from a range of 62.5 to 165 basis points to a range of 37.5 to 115 basis points. Also, the covenant requiring the Company to limit capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $20,000 was amended to increase the limit to an amount not to exceed $30,000.

Approximately $21,638 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of September 29, 2007, RBCA had the ability to borrow up to an additional $90,362 under the KeyBank Credit Agreement.

On September 4, 2007, the Company voluntarily paid off the Series 1998 IRB, the principal amount of which was $1,155.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss francs, or approximately $8,546, of term loan (the “Swiss Term Loan”) and up to 2,000 Swiss francs, or approximately $1,709, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $3,418. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of September 29, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:
	September 29, 2007	March 31, 2007
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (5.75% at September 29, 2007)	$38,000	$42,000
Note Payable	750	750
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021	—	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	54,250	59,405
Less: Current Portion	750	750
Long-Term Debt	$53,500	$58,655

The current portion of long-term debt as of September 29, 2007 and March 31, 2007 consists of a $750 note payable related to the All Power acquisition.

7. Income Taxes

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of its implementation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $230 and a reduction to the April 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 1, 2007, including the cumulative effect of the adoption of FIN 48, is $3,210, substantially all of which represents liabilities that, if recognized, would impact the effective tax rate. Unrecognized tax benefits have not materially changed since April 1, 2007 and the Company does not anticipate any material changes within the next 6 months.

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

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $72 of accrued interest and penalties at April 1, 2007 with no material change through September 29, 2007.

The effective income tax rates for the three and six month periods ended September 29, 2007 and September 30, 2006 were 34.2% and 34.1% and 35.3% and 35.3%, respectively. The effective income tax rates are below the U.S. statutory rate due to a foreign tax rate differential and a manufacturing deduction.

8. Pension and Postretirement Plans

The Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut and its Plymouth subsidiary plant in Plymouth, Indiana.

Effective March 31, 2007, the pension plan for the Tyson subsidiary in Glasgow, Kentucky was frozen pursuant to the terms of the Shutdown Agreement between Tyson Bearings Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. No further benefits will accrue under this plan, and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan.

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania was frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue under this plan, and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan. Net periodic benefit cost in the six month period ended September 30, 2006 included $77 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended		Pension Benefits Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of net periodic benefit cost:
Service cost	$69	$120	$138	$257
Interest cost	262	260	524	516
Expected return on plan assets	(340)	(330)	(680)	(654)
Amortization of prior service cost	2	7	4	9
Amortization of losses	18	42	36	95
Curtailment (gain) loss	—	(23)	—	77
Total net periodic benefit cost	$11	$76	$22	$300

The postretirement medical and life insurance benefits for the Tyson subsidiary in Glasgow, Kentucky were curtailed pursuant to the terms of the Shutdown Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007.

Effective May 1, 2006, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania were curtailed pursuant to the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue under this plan, and no new employees will become eligible for participation in the plan. Life insurance benefits terminated July 31, 2006. Postretirement medical benefits will be available until the contract expires on January 31, 2008. Net periodic benefit cost in the six month period ended September 30, 2006 included a gain of $132 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:

	Other Postretirement Benefits Three Months Ended		Other Postretirement Benefits Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of net periodic benefit cost:
Service cost	$12	$31	$24	$64
Interest cost	38	46	76	100
Prior service cost amortization	(7)	(4)	(14)	(35)
Amount of loss recognized	10	11	20	27
Curtailment (gain)	—	(314)	—	(132)
Total net periodic benefit cost	$53	$(230)	$106	$24

9. Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure, and their information is combined and disclosed as “Other.” There is also a segment reflecting corporate charges.

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

Other. Other consists of two minor operating locations that do not fall into the above segmented categories. The Company produces precision ground ball bearing screws at its LPP plant that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. The Company's Schaublin location produces precision machine tool collets that provide effective part holding and accurate part location during machining operations.

Corporate. Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net External Sales
Roller	$23,107	$23,356	$46,750	$47,597
Plain	36,175	33,055	73,895	67,084
Ball	13,832	12,178	27,253	24,340
Other	5,118	4,659	10,157	9,458
	$78,232	$73,248	$158,055	$148,479
Operating Income
Roller	$6,666	$5,939	$13,885	$12,087
Plain	9,566	9,035	19,611	18,134
Ball	3,204	2,989	6,661	5,920
Other	392	679	1,009	1,490
Corporate	(5,833)	(6,032)	(11,390)	(11,523)
	$13,995	$12,610	$29,776	$26,108
Geographic External Sales
Domestic	$66,708	$64,067	$134,961	$129,498
Foreign	11,524	9,181	23,094	18,981
	$78,232	$73,248	$158,055	$148,479
Intersegment Sales
Roller	$2,125	$1,979	$4,281	$4,003
Plain	233	261	502	531
Ball	1,857	1,187	3,433	2,189
Other	4,201	3,585	8,571	7,131
	$8,416	$7,012	$16,787	$13,854

All intersegment sales are eliminated in consolidation.

10. Restructuring of Operations

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity. The Company has discontinued manufacturing tapered bearings in its Glasgow, Kentucky facility and has consolidated the remaining manufacturing into other Company manufacturing facilities. At March 31, 2007, a balance of $893 was included in accrued liabilities related to this activity. This balance was paid during the six months ended September 29, 2007.

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

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 20 manufacturing facilities in four countries.

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

Outlook

Backlog, as of September 29, 2007, was $191.2 million versus $175.0 million as of September 30, 2006. We continue to see positive momentum from the diversified industrial, aerospace and defense markets. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	33.5	32.1	34.0	31.7
Selling, general and administrative	15.2	14.5	14.7	13.6
Other, net	0.4	0.4	0.4	0.4
Operating income	17.9	17.2	18.9	17.7
Interest expense, net	0.9	1.6	1.0	2.3
Loss on early extinguishment of debt	—	—	—	2.4
Income before income taxes	17.0	15.6	17.9	13.0
Provision for income taxes	5.8	5.5	6.1	4.6
Net income	11.2	10.1	11.8	8.4

Three Month Period Ended September 29, 2007 Compared to Three Month Period Ended September 30, 2006

Net Sales. Net sales for the three month period ended September 29, 2007 were $78.2 million, an increase of $5.0 million, or 6.8%, compared to $73.2 million for the same period in the prior year. This includes the impact of a decrease in the class 8 heavy truck market of $2.2 million, or 30.4%. During the three month period ended September 29, 2007, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 14.7% in the second quarter of fiscal 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand. Our net sales to our diversified industrial customers declined 0.2% in the second quarter of fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining and general industrial distribution grew 6.6%, offset by a decrease in year-over-year volume in our class 8 truck business.

The Plain Bearings segment achieved net sales of $36.2 million for the three month period ended September 29, 2007, an increase of $3.1 million, or 9.4%, compared to $33.1 million for the same period in the prior year. The commercial and military aerospace market grew $5.1 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. This was offset by a $2.0 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower OEM volume.

The Roller Bearings segment achieved net sales of $23.1 million for the three month period ended September 29, 2007, a decrease of $0.3 million, or 1.1%, compared to $23.4 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $2.2 million, offset by an increase of $0.5 million in aerospace applications, general industrial demand and the inclusion of Phoenix, which accounted for $1.4 million of net sales for the period ended September 29, 2007.

The Ball Bearings segment achieved net sales of $13.8 million for the three month period ended September 29, 2007, an increase of $1.6 million, or 13.6%, compared to $12.2 million for the same period in the prior year. Of this increase, $0.6 million was driven principally by increased aerospace and defense-related demand. Sales to our customers in the industrial market increased $1.0 million compared to the same period last fiscal year. The inclusion of CBS accounted for $0.9 million of the net sales increase for the period ended September 29, 2007.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $5.1 million for the three month period ended September 29, 2007, an increase of $0.4 million, or 9.9%, compared to $4.7 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe.

Gross Margin. Gross margin was $26.2 million, or 33.5% of net sales, for the three month period ended September 29, 2007, versus $23.5 million, or 32.1% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume and a shift in mix toward higher margin products offset by $0.3 million inefficiency costs related to the physical relocation of our aircraft products manufacturing facility during the quarter.

Selling, General and Administrative. SG&A expenses increased by $1.3 million, or 12.0%, to $11.9 million for the three month period ended September 29, 2007 compared to $10.6 million for the same period in fiscal 2007. As a percentage of net sales, SG&A increased to 15.2% for the three month period ended September 29, 2007 compared to 14.5% for the same period in fiscal 2007. The increase of $1.3 million was due to additional personnel necessary to support our increased and anticipated increase of volume and the inclusion of Phoenix and CBS.

Other, net. Other, net for the three month period ended September 29, 2007 increased by $0.1 million to $0.4 million for the three month period ended September 29, 2007 compared to $0.3 million for the same period in fiscal 2007. For the three month period ended September 29, 2007, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of moving expenses related to the relocation of our aircraft products manufacturing facility. For the three month period ended September 30, 2006, other, net included $0.1 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation and $0.2 million of amortization of intangibles.

Operating Income. Operating income was $14.0 million, or 17.9% of net sales, for the three month period ended September 29, 2007 compared to $12.6 million, or 17.2% of net sales, for the three month period ended September 30, 2006. Operating income for our Plain Bearings segment was $9.6 million for the three month period ended September 29, 2007, or 26.4% of net sales, compared to $9.0 million for the same period last year, or 27.3% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended September 29, 2007 of $6.7 million, or 28.8% of net sales, compared to $5.9 million, or 25.4% of net sales, for the three month period ended September 30, 2006. Our Ball Bearings segment achieved an operating income of $3.2 million, or 23.2% of net sales, for the three month period ended September 29, 2007, compared to $3.0 million, or 24.5% of net sales, for the same period in fiscal 2007. Our Other segment achieved an operating income of $0.4 million, or 7.7% of net sales, for the three month period ended September 29, 2007, compared to $0.7 million, or 14.6% of net sales, for the same period in fiscal 2007. The increase in operating income in three of our four segments was driven primarily by a shift in mix toward higher margin products and increased manufacturing efficiency resulting from facility consolidations, offset by overhead underabsorption related to the relocation of our aircraft products manufacturing facility.

Interest Expense, net. Interest expense, net decreased by $0.5 million, or 43.4%, to $0.7 million in the three month period ended September 29, 2007, compared to $1.2 million in the same period last fiscal year. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.1 million for the three month periods ended September 29, 2007 and September 30, 2006, respectively.

Income Before Income Taxes. Income before taxes increased by $1.9 million, to $13.3 million for the three month period ended September 29, 2007 compared to $11.4 million for the three month period ended September 30, 2006.

Income Taxes. Income tax expense for the three month period ended September 29, 2007 was $4.5 million compared to $4.0 million for the three month period ended September 30, 2006. Our effective income tax rate for the three month period ended September 29, 2007 was 34.2% compared to 35.3% for the three month period ended September 30, 2006. The effective income tax rates are below the U.S. statutory rate due to a foreign tax rate differential and a manufacturing deduction.

Net Income. Net income increased by $1.3 million to $8.7 million for the three month period ended September 29, 2007 compared to $7.4 million for the three month period ended September 30, 2006.

Six Month Period Ended September 29, 2007 Compared to Six Month Period Ended September 30, 2006

Net Sales. Net sales for the six month period ended September 29, 2007 were $158.1 million, an increase of $9.6 million, or 6.4%, compared to $148.5 million for the same period in the prior year. This includes the impact of a decrease in the class 8 heavy truck market of $5.6 million, or 37.8%. During the six month period ended September 29, 2007, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 16.9% in the six month period of fiscal 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand. Our net sales to our diversified industrial customers declined 2.8% in the six month period of fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining and general industrial distribution grew 5.2%, offset by a decrease in year-over-year volume in our class 8 truck aftermarket business.

The Plain Bearings segment achieved net sales of $73.9 million for the six month period ended September 29, 2007, an increase of $6.8 million, or 10.2%, compared to $67.1 million for the same period in the prior year. The commercial and military aerospace market grew $10.2 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. This was offset by a $3.4 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower OEM volume.

The Roller Bearings segment achieved net sales of $46.8 million for the six month period ended September 29, 2007, a decrease of $0.8 million, or 1.8%, compared to $47.6 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $5.6 million, offset by an increase of $2.5 million in aerospace applications, general industrial demand and the inclusion of Phoenix, which accounted for $2.3 million of net sales for the six month period ended September 29, 2007.

The Ball Bearings segment achieved net sales of $27.3 million for the six month period ended September 29, 2007, an increase of $3.0 million, or 12.0%, compared to $24.3 million for the same period in the prior year. Of this increase, $1.6 million was driven principally by increased aerospace and defense-related demand. Sales to our customers in the industrial market increased $1.4 million compared to the same period last fiscal year. The inclusion of CBS accounted for $0.9 million of the net sales increase for the six month period ended September 29, 2007.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $10.2 million for the six month period ended September 29, 2007, an increase of $0.7 million, or 7.4%, compared to $9.5 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe.

Gross Margin. Gross margin was $53.7 million, or 34.0% of net sales, for the six month period ended September 29, 2007, versus $47.0 million, or 31.7% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume and a shift in mix toward higher margin products combined with the corresponding effects of efficiency improvements, offset by $0.3 million underabsorption related to the relocation of our aircraft products manufacturing facility during the six month period ended September 29, 2007.

Selling, General and Administrative. SG&A expenses increased by $3.0 million, or 14.6%, to $23.2 million for the six month period ended September 29, 2007 compared to $20.2 million for the same period in fiscal 2007. As a percentage of net sales, SG&A increased to 14.7% for the six month period ended September 29, 2007 compared to 13.6% for the same period in fiscal 2007. The increase of $3.0 million was due to additional personnel necessary to support our increased and anticipated increase of volume and the inclusion of Phoenix and CBS.

Other, net. Other, net for the six month period ended September 29, 2007 of $0.7 million was flat with the comparable period in fiscal 2007. For the six month period ended September 29, 2007, other, net consisted of $0.5 million of amortization of intangibles and $0.2 million of moving expenses related to the relocation of our aircraft products manufacturing facility. For the six month period ended September 30, 2006, other, net included $0.3 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation, $0.3 million of amortization of intangibles, and $0.1 million of fixed asset disposals.

Operating Income. Operating income was $29.8 million, or 18.9% of net sales, for the six month period ended September 29, 2007 compared to $26.1 million, or 17.7% of net sales, for the six month period ended September 30, 2006. Operating income for our Plain Bearings segment was $19.6 million for the six month period ended September 29, 2007, or 26.5% of net sales, compared to $18.1 million for the same period last year, or 27.0% of net sales. Our Roller Bearings segment achieved an operating income for the six month period ended September 29, 2007 of $13.9 million, or 29.7% of net sales, compared to $12.1 million, or 25.4% of net sales, for the six month period ended September 30, 2006. Our Ball Bearings segment achieved an operating income of $6.7 million, or 24.4% of net sales, for the six month period ended September 29, 2007, compared to $5.9 million, or 24.3% of net sales, for the same period in fiscal 2007. Our Other segment achieved an operating income of $1.0 million, or 9.9% of net sales, for the six month period ended September 29, 2007, compared to $1.5 million, or 15.8% of net sales, for the same period in fiscal 2007. The increase in operating income in three of our four segments was driven primarily by a shift in mix toward higher margin products offset by $0.3 million underabsorption related to the relocation of our aircraft products manufacturing facility during the six month period ended September 29, 2007.

Interest Expense, net. Interest expense, net decreased by $1.9 million, or 54.0%, to $1.5 million in the six month period ended September 29, 2007, compared to $3.4 million in the same period last fiscal year. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.1 million for the six month period ended September 29, 2007 compared to $0.3 million for the six month period ended September 30, 2006.

Loss on Early Extinguishment of Debt. For the six month period ended September 30, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred debt issuance costs associated with the early termination of the senior credit facility.

Income Before Income Taxes. Income before taxes increased by $9.0 million, to $28.2 million for the six month period ended September 29, 2007 compared to $19.2 million for the six month period ended September 30, 2006.

Income Taxes. Income tax expense for the six month period ended September 29, 2007 was $9.6 million compared to $6.8 million for the six month period ended September 30, 2006. Our effective income tax rate for the six month period ended September 29, 2007 was 34.1% compared to 35.3% for the six month period ended September 30, 2006. The effective income tax rates are below the U.S. statutory rate due to a foreign tax rate differential and a manufacturing deduction.

Net Income. Net income increased by $6.2 million to $18.6 million for the six month period ended September 29, 2007 compared to $12.4 million for the six month period ended September 30, 2006.

Liquidity and Capital Resources

Liquidity

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The new program, which does not have an expiration date, replaces a $7.5 million program that expired on March 31, 2007. As of September 29, 2007, 5,599 shares of stock have been repurchased under the new program for an aggregate cost of $0.2 million.

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

On June 26, 2006, the Company and RBCA terminated its previous credit agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides us with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

On September 10, 2007, the Company and RBCA entered into an amendment of the KeyBank Credit Agreement. Pursuant to the terms of the amendment, the commitment fees payable under the KeyBank Credit Agreement were decreased from a range of 10 to 27.5 basis points, based on the Company’s leverage ratio (as defined under the KeyBank Credit Agreement) to a range of 7.5 to 20 basis points. Further, the margin payable under the KeyBank Credit Agreement for revolving loans that are base rate loans, based on the Company’s leverage ratio, was decreased from a range of 0 to 75 basis points to a range of 0 to 25 basis points. The margin payable under the KeyBank Credit Agreement for revolving loans that are fixed rate loans, based on the Company’s leverage ratio (as defined under the agreement) was decreased from a range of 62.5 to 165 basis points to a range of 37.5 to 115 basis points. Also, the covenant requiring the Company to limit capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million.

Amounts outstanding under the KeyBank Credit Agreement are due and payable on its expiration date (June 24, 2011). We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Since our net operating losses will be fully utilized during fiscal 2008, we expect an increase in our cash disbursements during the second half of the fiscal year to satisfy our income tax obligations.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.5 million, of term loan (the “Swiss Term Loan”) and up to 2.0 million Swiss francs, or approximately $1.7 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4.0 million Swiss francs, or approximately $3.4 million. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of September 29, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

Cash Flows

Six Month Period Ended September 29, 2007 Compared to the Six Month Period Ended September 30, 2006

In the six month period ended September 29, 2007, we generated cash of $23.6 million from operating activities compared to $27.4 million for the six month period ended September 30, 2006. The decrease of $3.8 million was mainly a result of decreases of $6.2 million in deferred taxes, $3.5 million in non-cash charges, $9.3 million in inventory and $1.1 million in prepaid expenses and other current assets offset by increases of $6.2 million in net income, $1.4 million in other non-current assets, $3.6 million in accounts payable, $2.8 million in accrued expenses and other current liabilities, $2.1 million in other non-current liabilities and $0.2 million in accounts receivable.

Cash used for investing activities for the six month period ended September 29, 2007 included $11.1 million related to capital expenditures compared to $4.6 million for the six month period ended September 30, 2006. Investing activities in fiscal 2008 also included $7.9 million related to the acquisitions of Phoenix and CBS (see Note 1).

Financing activities used $4.1 million in the six month period ended September 29, 2007, primarily driven by $4.0 million in cash used to pay down debt outstanding under our KeyBank Credit Agreement, $1.2 million used for voluntary pay off of the Series 1998 IRB, $0.2 million for the repurchase of common stock and $0.1 million for principal payments on capital lease obligations offset by $1.4 million proceeds from the exercise of stock options.

Capital Expenditures

Our capital expenditures were $11.1 million for the six month period ended September 29, 2007. We expect to make capital expenditures of approximately $15.0 to $20.0 million during fiscal 2008 in connection with our existing business. We intend to fund our fiscal 2008 capital expenditures principally through existing cash, internally generated funds and borrowings under our bank facilities. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of September 29, 2007, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of September 29, 2007, our margin is 0.0% for prime rate loans (prime rate at September 29, 2007 was 7.75%) and 0.625% for LIBOR rate loans (one month LIBOR rate at September 29, 2007 was 5.125%). As of September 29, 2007, based on the aggregate amount of $38.0 million outstanding under our KeyBank Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.4 million per year.

Interest rate fluctuations affect the fair market value of our fixed rate debt, but with respect to such fixed rate instruments, do not impact our earnings or cash flow.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the first half of fiscal 2008. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 29, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2007, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 29, 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Total share repurchases for the three months ended September 29, 2007 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/01/2007-07/28/2007	5,599	$41.85	5,599	$9,766
07/29/2007-08/25/2007	—	—	—	—
08/26/2007-09/29/2007	—	—	—	—
Total	5,599	$41.85	5,599	$9,766

These share repurchases represent restricted shares retained to pay withholding taxes.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders of the Company was held on September 13, 2007. The items voted upon by the Company’s shareholders included nominations to elect two members of the Company’s board of directors, the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm for fiscal 2008 and approval of an amendment to the Company’s 2005 Long-Term Incentive Plan to provide for the increase in the number of authorized shares.

The shareholders voted as follows on the following matters:

The election of the following directors to hold office for a three-year term expiring in 2010 was approved by the following votes:

Richard Crowell was approved by a vote of 19,976,047 shares voting for and 111,522 shares withheld.

Alan Levine was approved by a vote of 19,976,919 shares voting for and 110,650 shares withheld.

The ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2008 was approved by a vote of 19,993,340 shares voting for, 82,076 shares voting against, and 12,153 shares abstaining.

The amendment to the Company’s 2005 Long-Term Incentive Plan to provide for the increase in the number of authorized shares to be issued under the plan from 1,639,170 to 2,239,170 was approved by a vote of 14,758,200 shares voting for, 2,392,040 shares voting against, and 504,383 shares abstaining. Of the additional 600,000 shares authorized, none will be used for restricted stock awards.

There were 2,434,185 broker non-votes.

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

10.4
Amendment No. 2 to Credit Agreement, dated as of September 10, 2007 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 10.1 on Form 8-K dated September 10, 2007 is hereby incorporated by reference herein.

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
Date: November 6, 2007

By:	/s/ Daniel A. Bergeron
Name: Daniel A. Bergeron
Title: Chief Financial Officer
Date: November 6, 2007

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

10.4
Amendment No. 2 to Credit Agreement, dated as of September 10, 2007 by and between RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 10.1 on Form 8-K dated September 10, 2007 is hereby incorporated by reference herein.

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