Form 10-Q
period 2007-12-29
RBC Bearings INC
filed 2008-02-07
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 29, 2007
OR
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
Large Accelerated filer      ☐Accelerated filer  ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 25, 2008, RBC Bearings Incorporated had 21,732,936 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 29, 2007	March 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash	$9,194	$5,184
Accounts receivable, net of allowance for doubtful accounts of $936 at December 29, 2007 and $867 at March 31, 2007	57,697	54,636
Inventory	117,946	103,022
Deferred income taxes	6,645	7,115
Prepaid expenses and other current assets	3,921	2,914
Total current assets	195,403	172,871
Property, plant and equipment, net	70,280	61,209
Goodwill	29,847	29,631
Intangible assets, net of accumulated amortization of $3,221 at December 29, 2007 and $2,329 at March 31, 2007	9,165	5,793
Deferred financing costs, net of accumulated amortization of $560 at December 29, 2007 and $409 at March 31, 2007	1,025	1,207
Other assets	3,055	3,002
Total assets	$308,775	$273,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,329	$21,299
Accrued expenses and other current liabilities	11,123	11,683
Current portion of long-term debt	750	750
Capital lease obligations	170	169
Total current liabilities	37,372	33,901
Long-term debt, less current portion	50,500	58,655
Capital lease obligations, less current portion	426	456
Deferred income taxes	4,793	6,479
Other non-current liabilities	7,606	6,051
Total liabilities	100,697	105,542

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 29, 2007 and March 31, 2007; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 29, 2007 and March 31, 2007; issued and outstanding shares: 21,571,686 at December 29, 2007 and 21,408,994 at March 31, 2007	216	214
Additional paid-in capital	180,800	169,489
Accumulated other comprehensive loss	(786)	(2,206)
Retained earnings	29,649	1,724
Treasury stock, at cost, 57,955 shares at December 29, 2007 and 37,356 shares at March 31, 2007	(1,801)	(1,050)
Total stockholders' equity	208,078	168,171
Total liabilities and stockholders' equity	$308,775	$273,713
See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net sales	$80,407	$76,544	$238,462	$225,023
Cost of sales	52,853	52,001	157,226	153,468
Gross margin	27,554	24,543	81,236	71,555
Operating expenses:
Selling, general and administrative	12,042	10,762	35,232	30,999
Other, net	401	(552)	1,117	115
Total operating expenses	12,443	10,210	36,349	31,114
Operating income	15,111	14,333	44,887	40,441
Interest expense, net	744	1,225	2,291	4,590
Loss on early extinguishment of debt	—	—	27	3,576
Other non-operating expense (income)	(255)	(1,227)	(255)	(1,227)
Income before income taxes	14,622	14,335	42,824	33,502
Provision for income taxes	5,041	4,976	14,669	11,741
Net income	$9,581	$9,359	$28,155	$21,761
Net income per common share:
Basic	$0.45	$0.45	$1.31	$1.07
Diluted	$0.44	$0.44	$1.29	$1.03
Weighted average common shares:
Basic	21,458,764	20,573,670	21,422,581	20,319,173
Diluted	21,833,870	21,439,491	21,811,793	21,149,868

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$28,155	$21,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,725	6,994
Excess tax benefits from stock-based compensation	(8,789)	(4,406)
Deferred income taxes	(1,238)	7,173
Amortization of intangible assets	891	537
Amortization of deferred financing costs and debt discount	168	511
Stock-based compensation	770	292
Loss (gain) on disposition of assets	25	(658)
Loss on early extinguishment of debt (non-cash portion)	27	3,576
Other	—	16
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(403)	1,565
Inventory	(11,124)	2,179
Prepaid expenses and other current assets	(993)	(404)
Other non-current assets	1,671	(1,830)
Accounts payable	2,712	292
Accrued expenses and other current liabilities	6,726	4,758
Other non-current liabilities	(717)	(156)
Net cash provided by operating activities	24,606	42,200

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,288)	(8,031)
Acquisition of businesses, net of cash acquired	(7,947)	(8,753)
Proceeds from sale of assets	14	3,517
Net cash used in investing activities	(22,221)	(13,267)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(7,000)	52,000
Net proceeds from issuance of common stock	—	57,824
Repurchase of common stock	(750)	—
Exercise of stock options and warrants	1,753	1,144
Excess tax benefits from stock-based compensation	8,789	4,406
Payments on term loans	—	(1,422)
Retirement of debt	(1,155)	(144,875)
Principal payments on capital lease obligations	(141)	(235)
Financing fees paid in connection with senior credit facility	(53)	(889)
Net cash provided by (used in) financing activities	1,443	(32,047)

Effect of exchange rate changes on cash	182	444

Cash and cash equivalents:
Increase (decrease) during the period	4,010	(2,670)
Cash, at beginning of period	5,184	16,126
Cash, at end of period	$9,194	$13,456

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,464	$5,234
Income taxes (refunds)	5,727	(79)

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

Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

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

The results of operations for the three month and nine month periods ended December 29, 2007 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 29, 2007 and December 30, 2006 each include 39 weeks. The dollar amounts are in thousands, unless otherwise indicated.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year. This interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under FIN 48 is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the adoption of FIN 48, the Company recognized a $230 increase in its income tax liabilities and a reduction to the April 1, 2007 beginning balance of retained earnings of $230 (see Note 7).

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement is effective as of the beginning of fiscal 2009. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2009. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

In comparison to current practice in U.S. GAAP, the most significant changes to business combination accounting pursuant to SFAS 141(R) include requirements to:

•
Recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity.

•	Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.
•	Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.
•	With certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values.
•	Capitalize in-process research and development (IPR&D) assets acquired.
•	Expense, as incurred, acquisition-related transaction costs.
•	Capitalize acquisition-related restructuring costs only if the criteria in SFAS 146 are met as of the acquisition date.
•	Recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

The premise of SFAS 160 is based on the economic entity concept of consolidated financial statements. Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity.

SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010. Early adoption is prohibited.

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

On July 25, 2007, the Company acquired the assets of CBS for $3,587 in cash. As a result of the acquisition, the Company recorded amortizable intangible assets of $1,464, goodwill of $216, fixed assets of $825, and $1,082 of working capital. CBS, located in Houston, Texas, manufactures, inspects and refurbishes large bearings for the oil and mining industries, as well as other general industrial applications with sizes ranging up to 124 inches in diameter. CBS is included in the Ball Bearings segment.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Net income	$9,581	$9,359	$28,155	$21,761

Denominator for basic net income per common share—weighted-average shares	21,458,764	20,573,670	21,422,581	20,319,173
Effect of dilution due to employee stock options and warrants	375,106	865,821	389,212	830,695
Denominator for diluted net income per common share — weighted-average shares	21,833,870	21,439,491	21,811,793	21,149,868

Basic net income per common share	$0.45	$0.45	$1.31	$1.07

Diluted net income per common share	$0.44	$0.44	$1.29	$1.03

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	December 29, 2007	March 31, 2007
Raw materials	$10,257	$8,133
Work in process	36,583	32,457
Finished goods	71,106	62,432
	$117,946	$103,022

5. Comprehensive Income

Total comprehensive income is as follows:
	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net income	$9,581	$9,359	$28,155	$21,761
Amortization of pension prior service cost and actuarial losses, net of taxes of $8 and $26, respectively	15	—	43	—
Foreign currency translation adjustments	474	431	1,377	833
Total comprehensive income	$10,070	$9,790	$29,575	$22,594

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

  On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of December 29, 2007, $35,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the previous credit agreement.

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

Approximately $21,638 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of December 29, 2007, RBCA had the ability to borrow up to an additional $93,362 under the KeyBank Credit Agreement.

On September 4, 2007, the Company voluntarily paid off the Series 1998 IRB, the principal amount of which was $1,155.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss francs, or approximately $8,811, of term loan (the “Swiss Term Loan”) and up to 2,000 Swiss francs, or approximately $1,762, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $3,525. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of December 29, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:
	December 29, 2007	March 31, 2007
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (5.5% at December 29, 2007 and 6.1% at March 31, 2007)	$35,000	$42,000
Note Payable	750	750
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate, payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates, payable monthly through December 2021.	—	1,155
Series 1999, bearing interest at variable rates, payable monthly through April 2024	4,800	4,800
Total Debt	51,250	59,405
Less: Current Portion	750	750
Long-Term Debt	$50,500	$58,655

The current portion of long-term debt as of December 29, 2007 and March 31, 2007 consists of a $750 note payable related to the All Power acquisition.

7. Income Taxes

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of its implementation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $230 and a reduction to the April 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 1, 2007, including the cumulative effect of the adoption of FIN 48, was $3,210, substantially all of which represents liabilities that, if recognized, would impact the effective tax rate. Unrecognized tax benefits have not materially changed since April 1, 2007 and the Company does not anticipate any material changes within the next 12 months.

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

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $72 of accrued interest and penalties at April 1, 2007 with no material change through December 29, 2007.

The effective income tax rates for the three and nine month periods ended December 29, 2007 and December 30, 2006 were 34.5% and 34.7% and 34.3% and 35.0%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

Effective May 1, 2006, the pension plan for the Nice subsidiary in Kulpsville, Pennsylvania was frozen in accordance with the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue under this plan, and no new employees will become eligible for participation in the plan. However, the Company will continue to maintain the plan. Net periodic benefit cost in the nine month period ended December 30, 2006 included $77 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended		Pension Benefits Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Components of net periodic benefit cost:
Service cost	$69	$114	$207	$371
Interest cost	262	258	786	774
Expected return on plan assets	(340)	(327)	(1,020)	(981)
Amortization of prior service cost	2	10	6	19
Amortization of losses	18	35	54	130
Curtailment loss	—	—	—	77
Total net periodic benefit cost	$11	$90	$33	$390

The postretirement medical and life insurance benefits for the Tyson subsidiary in Glasgow, Kentucky were curtailed pursuant to the terms of the Shutdown Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007.

Effective May 1, 2006, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania were curtailed pursuant to the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. No further benefits will accrue under this plan, and no new employees will become eligible for participation in the plan. Life insurance benefits terminated July 31, 2006. Postretirement medical benefits will be available until the contract expires on January 31, 2008. Net periodic benefit cost in the nine month period ended December 30, 2006 included a gain of $132 related to the impact of the curtailment of this plan.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:
	Other Postretirement Benefits Three Months Ended		Other Postretirement Benefits Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Components of net periodic benefit cost:
Service cost	$11	$31	$35	$95
Interest cost	39	50	115	150
Prior service cost amortization	(8)	(4)	(22)	(39)
Amount of loss recognized	11	11	31	38
Curtailment (gain)	—	—	—	(132)
Total net periodic benefit cost	$53	$88	$159	$112

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

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net External Sales
Roller	$22,832	$21,348	$69,582	$68,945
Plain	38,653	37,166	112,548	104,250
Ball	13,004	13,382	40,257	37,722
Other	5,918	4,648	16,075	14,106
	$80,407	$76,544	$238,462	$225,023
Operating Income
Roller	$6,813	$5,524	$20,698	$17,611
Plain	10,504	9,823	30,115	27,957
Ball	2,794	4,500	9,455	10,420
Other	744	330	1,753	1,820
Corporate	(5,744)	(5,844)	(17,134)	(17,367)
	$15,111	$14,333	$44,887	$40,441
Geographic External Sales
Domestic	$67,330	$66,453	$202,291	$195,951
Foreign	13,077	10,091	36,171	29,072
	$80,407	$76,544	$238,462	$225,023
Intersegment Sales
Roller	$2,378	$2,203	$6,659	$6,206
Plain	373	240	875	771
Ball	1,948	1,268	5,381	3,457
Other	4,352	3,803	12,923	10,934
	$9,051	$7,514	$25,838	$21,368

All intersegment sales are eliminated in consolidation.

10. Restructuring of Operations

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity. The Company has discontinued manufacturing tapered bearings in its Glasgow, Kentucky facility and has consolidated the remaining manufacturing into other Company manufacturing facilities. At March 31, 2007, a balance of $893 was included in accrued liabilities related to this activity. This balance was paid during the nine months ended December 29, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement As To Forward-Looking Information

The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. All statements other than statements of historical facts, included in this quarterly report on Form 10-Q and in statements made by employees in oral discussion regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are “forward-looking statements” as the term is defined in the Private Securities Litigation Reform Act of 1995.

 The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) we may not be able to address technological advances or maintain customer relationships which are necessary to remain competitive within our businesses; (g) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (h) under certain circumstances, the U.S. government has the right to debar or suspend us from acting as a U.S. government contractor or subcontractor, and if we are suspended or debarred from acting as a government supplier for any reason, such an action would materially reduce our revenues and profitability; (i) we have outstanding debt, and may incur additional debt in the future for acquisitions or other purposes, which could materially impact our business; (j) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (k) work stoppages and other labor problems could materially reduce our ability to operate our business; (l) our business is capital intensive and may consume cash in excess of cash flow from our operations; (m) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (n) the occurrence of extraordinary events, such as a major terrorist attack, may adversely affect our business, resulting in a decrease in our revenues; (o) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (p) the costs and difficulties of integrating acquired businesses could impede our future growth; we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (q) our international operations are subject to risks inherent in such activities; (r) currency translation risks may have a material impact on our results of operations; (s) our pension plans are underfunded, and we may be required to make significant future contributions to the plans; (t) we may incur material losses for product liability and recall related claims; (u) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog of orders could negatively impact our revenues; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) any reduction of Continued Dumping and Subsidy Offset Act (CDSOA) distributions in the future would reduce our earnings and cash flows; (z) provisions in our charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us and if there are substantial sales of our common stock, our stock price could decline. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 31, 2007. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Backlog, as of December 29, 2007, was $192.7 million versus $178.1 million as of December 30, 2006. We continue to see positive momentum from our core diversified industrial, aerospace and defense markets. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.3	32.1	34.1	31.8
Selling, general and administrative	15.0	14.1	14.8	13.8
Other, net	0.5	(0.7)	0.5	—
Operating income	18.8	18.7	18.8	18.0
Interest expense, net	0.9	1.6	1.0	2.0
Loss on early extinguishment of debt	—	—	—	1.6
Other non-operating expense (income)	(0.3)	(1.6)	(0.1)	(0.5)
Income before income taxes	18.2	18.7	17.9	14.9
Provision for income taxes	6.3	6.5	6.1	5.2
Net income	11.9%	12.2%	11.8%	9.7%

For purposes of this quarterly report on Form 10-Q, unless otherwise defined, capitalized terms used herein shall have the meanings assigned to them in the Financial Statements.

Three Month Period Ended December 29, 2007 Compared to Three Month Period Ended December 30, 2006

Net Sales. Net sales for the three month period ended December 29, 2007 were $80.4 million, an increase of $3.9 million, or 5.0%, compared to $76.5 million for the same period in the prior year. This includes the impact of a decrease in sales to the class 8 heavy truck market of $2.4 million, or 40.3% from the prior year. During the three month period ended December 29, 2007, we experienced net sales growth in three of our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 4.3% in the third quarter of fiscal 2008 compared to the same period last year, driven mainly by commercial aerospace aftermarket and OEM demand, tempered by the relocation of one of our aircraft plants. Our net sales to our diversified industrial customers increased 5.9% in the third quarter of fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining and general industrial distribution grew 14.7%, partially offset by a decrease in year-over-year volume in our class 8 truck business.

The Plain Bearings segment achieved net sales of $38.7 million for the three month period ended December 29, 2007, an increase of $1.5 million, or 4.0%, compared to $37.2 million for the same period in the prior year. The commercial and military aerospace market grew $2.2 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. This was offset by a $0.7 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower industrial OEM volume.

The Roller Bearings segment achieved net sales of $22.8 million for the three month period ended December 29, 2007, an increase of $1.5 million, or 7.0%, compared to $21.3 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $2.4 million, offset by an increase of $2.2 million in aerospace applications, general industrial demand and the inclusion of Phoenix, which accounted for $1.7 million of net sales for the period ended December 29, 2007.

The Ball Bearings segment achieved net sales of $13.0 million for the three month period ended December 29, 2007, a decrease of $0.4 million, or 2.8%, compared to $13.4 million for the same period in the prior year. Of this decrease, $1.3 million was due to timing of aerospace and defense-related shipments. Sales to our customers in the industrial market increased $0.9 million compared to the same period last fiscal year. The inclusion of CBS accounted for $1.0 million of the net sales increase for the period ended December 29, 2007, offset by a decrease of $0.1 million in sales to other general industrial customers.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $5.9 million for the three month period ended December 29, 2007, an increase of $1.3 million, or 27.3%, compared to $4.6 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe.

Gross Margin. Gross margin was $27.6 million, or 34.3% of net sales, for the three month period ended December 29, 2007, versus $24.5 million, or 32.1% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume, a shift in mix toward higher margin products and the benefit of cost reduction programs.

Selling, General and Administrative. SG&A expenses increased by $1.2 million, or 11.9%, to $12.0 million for the three month period ended December 29, 2007 compared to $10.8 million for the same period in fiscal 2007. As a percentage of net sales, SG&A increased to 15.0% for the three month period ended December 29, 2007 compared to 14.1% for the same period in fiscal 2007. The increase of $1.2 million was due to additional personnel necessary to support our increased volume and the inclusion of our new acquisitions, Phoenix and CBS.

Other, net. Other, net for the three month period ended December 29, 2007 increased by $1.0 million to an expense of $0.4 million compared to income of $0.6 million for the same period in fiscal 2007. For the three month period ended December 29, 2007, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of moving expenses related to the relocation of our aircraft products manufacturing facility. For the three month period ended December 30, 2006, other, net included a $0.8 million gain on the sale of our Nice facility offset by $0.2 million of amortization of intangibles.

Operating Income. Operating income was $15.1 million, or 18.8% of net sales, for the three month period ended December 29, 2007 compared to $14.3 million, or 18.7% of net sales, for the three month period ended December 30, 2006. Operating income for our Plain Bearings segment was $10.5 million for the three month period ended December 29, 2007, or 27.2% of net sales, compared to $9.8 million for the same period last year, or 26.4% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended December 29, 2007 of $6.8 million, or 29.8% of net sales, compared to $5.5 million, or 25.9% of net sales, for the three month period ended December 30, 2006. Our Ball Bearings segment achieved an operating income of $2.8 million, or 21.5% of net sales, for the three month period ended December 29, 2007, compared to $4.5 million, or 33.6% of net sales, for the same period in fiscal 2007. Our Other segment achieved an operating income of $0.7 million, or 12.6% of net sales, for the three month period ended December 29, 2007, compared to $0.3 million, or 7.1% of net sales, for the same period in fiscal 2007. The increase in operating income in three of our four segments was driven primarily by a shift in mix toward higher margin products and increased manufacturing efficiency resulting from facility consolidations.

Other Non-Operating Expense (Income). We received approximately $0.3 million and $1.2 million in the three month periods ended December 29, 2007 and December 30, 2006, respectively, in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2007 and 2006. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Interest Expense, net. Interest expense, net decreased by $0.5 million to $0.7 million in the three month period ended December 29, 2007, compared to $1.2 million in the same period last fiscal year mainly driven by debt reduction. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.1 million for the three month periods ended December 29, 2007 and December 30, 2006, respectively.

Income Before Income Taxes. Income before taxes increased by $0.3 million, to $14.6 million for the three month period ended December 29, 2007 compared to $14.3 million for the three month period ended December 30, 2006.

Income Taxes. Income tax expense was $5.0 million for the three month periods ended December 29, 2007 and December 30, 2006, respectively. Our effective income tax rate for the three month period ended December 29, 2007 was 34.5% compared to 34.7% for the three month period ended December 30, 2006. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income. Net income increased by $0.2 million to $9.6 million for the three month period ended December 29, 2007 compared to $9.4 million for the three month period ended December 30, 2006.

Nine Month Period Ended December 29, 2007 Compared to Nine Month Period Ended December 30, 2006

Net Sales. Net sales for the nine month period ended December 29, 2007 were $238.5 million, an increase of $13.5 million, or 6.0%, compared to $225.0 million for the same period in the prior year. This includes the impact of a decrease in sales to the class 8 heavy truck market of $8.0 million, or 38.5% from the prior year. During the nine month period ended December 29, 2007, we experienced net sales growth in all our four segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 12.3% in the nine month period of fiscal 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket and OEM demand. Our net sales to our diversified industrial customers declined 0.1% in the nine month period of fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining and general industrial distribution grew 8.3%, offset by a decrease in year-over-year volume in our class 8 truck aftermarket business.

The Plain Bearings segment achieved net sales of $112.5 million for the nine month period ended December 29, 2007, an increase of $8.2 million, or 8.0%, compared to $104.3 million for the same period in the prior year. The commercial and military aerospace market grew $12.2 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. This was offset by a $4.0 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower industrial OEM volume.

The Roller Bearings segment achieved net sales of $69.6 million for the nine month period ended December 29, 2007, an increase of $0.7 million, or 0.9%, compared to $68.9 million for the same period in the prior year. Net sales to the class 8 truck OEM and aftermarket declined by $8.0 million, offset by an increase of $4.8 million in aerospace applications, general industrial demand and the inclusion of Phoenix, which accounted for $3.9 million of net sales for the nine month period ended December 29, 2007.

The Ball Bearings segment achieved net sales of $40.3 million for the nine month period ended December 29, 2007, an increase of $2.6 million, or 6.7%, compared to $37.7 million for the same period in the prior year. Of this increase, $0.3 million was driven principally by increased aerospace and defense-related demand. Sales to our customers in the industrial market increased $2.3 million compared to the same period last fiscal year. The inclusion of CBS accounted for $1.9 million of the net sales increase for the nine month period ended December 29, 2007.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $16.1 million for the nine month period ended December 29, 2007, an increase of $2.0 million, or 14.0%, compared to $14.1 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe.

Gross Margin. Gross margin was $81.2 million, or 34.1% of net sales, for the nine month period ended December 29, 2007, versus $71.6 million, or 31.8% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume and a shift in mix toward higher margin products combined with the corresponding effects of efficiency improvements, offset by $0.3 million underabsorption related to the relocation of our aircraft products manufacturing facility during the nine month period ended December 29, 2007.

Selling, General and Administrative. SG&A expenses increased by $4.2 million, or 13.7%, to $35.2 million for the nine month period ended December 29, 2007 compared to $31.0 million for the same period in fiscal 2007. As a percentage of net sales, SG&A increased to 14.8% for the nine month period ended December 29, 2007 compared to 13.8% for the same period in fiscal 2007. The increase of $4.2 million was due to additional personnel necessary to support our increased volume and the inclusion of Phoenix and CBS.

Other, net. Other, net for the nine month period ended December 29, 2007 was $1.1 million compared to $0.1 million for the same period in fiscal 2007. For the nine month period ended December 29, 2007, other, net consisted of $0.9 million of amortization of intangibles and $0.2 million of moving expenses related to the relocation of our aircraft products manufacturing facility. For the nine month period ended December 30, 2006, other, net included $0.4 million of plant shutdown expenses related to our RBC Nice Bearings, Inc. plant consolidation and $0.5 million of amortization of intangibles offset by a $0.8 million gain related to the sale of the Nice facility.

Operating Income. Operating income was $44.9 million, or 18.8% of net sales, for the nine month period ended December 29, 2007 compared to $40.4 million, or 18.0% of net sales, for the nine month period ended December 30, 2006. Operating income for our Plain Bearings segment was $30.1 million for the nine month period ended December 29, 2007, or 26.8% of net sales, compared to $28.0 million for the same period last year, or 26.8% of net sales. Our Roller Bearings segment achieved an operating income for the nine month period ended December 29, 2007 of $20.7 million, or 29.7% of net sales, compared to $17.6 million, or 25.5% of net sales, for the nine month period ended December 30, 2006. Our Ball Bearings segment achieved an operating income of $9.5 million, or 23.5% of net sales, for the nine month period ended December 29, 2007, compared to $10.4 million, or 27.6% of net sales, for the same period in fiscal 2007. Our Other segment achieved an operating income of $1.8 million, or 10.9% of net sales, for the nine month period ended December 29, 2007, compared to $1.8 million, or 12.9% of net sales, for the same period in fiscal 2007. The increase in operating income in two of our four segments was driven primarily by a shift in mix toward higher margin products offset by $0.3 million underabsorption related to the relocation of our aircraft products manufacturing facility during the nine month period ended December 29, 2007.

Interest Expense, net. Interest expense, net decreased by $2.3 million to $2.3 million in the nine month period ended December 29, 2007, compared to $4.6 million in the same period last fiscal year mainly driven by debt reduction. Amortization of deferred financing costs and debt discount are recorded as a component of net interest expense. Amortization expenses included in interest expense, net were $0.2 million for the nine month period ended December 29, 2007 compared to $0.3 million for the nine month period ended December 30, 2006.

Loss on Early Extinguishment of Debt. For the nine month period ended December 30, 2006, loss on extinguishment of debt was $3.6 million for the non-cash write-off of deferred debt issuance costs associated with the early termination of the previous senior credit facility.

Other Non-Operating Expense (Income). We received approximately $0.3 million and $1.2 million in the nine month periods ended December 29, 2007 and December 30, 2006, respectively, in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA). The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes. Income before taxes increased by $9.3 million, to $42.8 million for the nine month period ended December 29, 2007 compared to $33.5 million for the nine month period ended December 30, 2006.

Income Taxes. Income tax expense for the nine month period ended December 29, 2007 was $14.7 million compared to $11.7 million for the nine month period ended December 30, 2006. Our effective income tax rate for the nine month period ended December 29, 2007 was 34.3% compared to 35.0% for the nine month period ended December 30, 2006. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income. Net income increased by $6.4 million to $28.2 million for the nine month period ended December 29, 2007 compared to $21.8 million for the nine month period ended December 30, 2006.

Liquidity and Capital Resources

Liquidity

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The new program, which does not have an expiration date, replaces a $7.5 million program that expired on March 31, 2007. As of December 29, 2007, 20,599 shares of stock have been repurchased under the new program for an aggregate cost of $0.8 million.

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

Since our net operating losses will be fully utilized during fiscal 2008, we expect an increase in our cash disbursements during the fourth quarter of the fiscal year to satisfy our income tax obligations.

On December 8, 2003, Schaublin entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10.0 million Swiss francs, or approximately $8.8 million, of term loan (the “Swiss Term Loan”) and up to 2.0 million Swiss francs, or approximately $1.8 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4.0 million Swiss francs, or approximately $3.5 million. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of December 29, 2007, there were no borrowings outstanding under the Swiss Credit Facility.

Cash Flows

Nine month Period Ended December 29, 2007 Compared to the Nine month Period Ended December 30, 2006

 For the nine months ended December 29, 2007, we used cash from operations of $24.6 million, excess tax benefits from stock-based compensation of $8.8 million and proceeds from the exercise of stock options of $1.8 million to fund capital expenditures of $14.3 million, fund the acquisitions of Phoenix and CBS for $7.9 million, pay down the revolving credit facility by $7.0 million, pay off an IRB for $1.2 million, repurchase common stock for $0.8 million and increase cash balances by $4.0 million.

For the nine months ended December 30, 2006, we used cash from operations of $42.2 million, net proceeds of $57.8 million from our secondary offering, excess tax benefits from stock-based compensation of $4.4 million, proceeds from the exercise of stock options of $1.1 million and proceeds of $3.5 million related to the disposal of assets and cash on hand of $2.7 million to fund capital expenditures of $8.0 million and the acquisition of All Power for $8.8 million. The balance was used to refinance the credit agreement, thereby reducing borrowings under the new agreement by $94.3 million in addition to funding other activity totaling $0.6 million.

Capital Expenditures

Our capital expenditures were $14.3 million for the nine month period ended December 29, 2007. We expect to make capital expenditures of approximately $18.0 to $21.0 million during fiscal 2008 in connection with our existing business. We intend to fund our fiscal 2008 capital expenditures principally through existing cash, internally generated funds and borrowings under our bank facilities. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of December 29, 2007, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of December 29, 2007, our margin is 0.0% for prime rate loans (prime rate at December 29, 2007 was 7.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at December 29, 2007 was 4.88%). As of December 29, 2007, based on the aggregate amount of $35.0 million outstanding under our KeyBank Credit Agreement, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.4 million per year.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the first nine months of fiscal 2008. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 29, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2007, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 29, 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Total share repurchases for the three months ended December 29, 2007 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/30/2007-10/27/2007	—	—	—	$9,766
10/28/2007-11/24/2007	—	—	—	$9,766
11/25/2007-12/29/2007	15,000	$34.34	15,000	$9,250
Total	15,000	$34.34	15,000	$9,250

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

10.5	Agreement between RBC Heim Bearings and Local No. 376 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America effective February 1, 2008. Filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.

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

RBC BEARINGS INCORPORATED
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 7, 2008

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.5	Agreement between RBC Heim Bearings and Local No. 376 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America effective February 1, 2008. Filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a). Filed herewith.
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).* Filed herewith.

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