Form 10-K
period 2008-03-29
RBC Bearings INC
filed 2008-05-28
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to _________

 Commission file number 333-124824

 RBC BEARINGS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4372080 (I.R.S. Employer Identification No.)
One Tribology Center, Oxford, CT (Address of Principal Executive Offices)	06478 (Zip Code)

(203) 267-7001 (Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $0.01 per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 29, 2007 (based on the September 28, 2007 closing sales price of $38.35 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $826,112,000.

Number of shares outstanding of the registrant’s Class A Common Stock at May 20, 2008:
21,782,186 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 10, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 25 facilities of which 22 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a highly fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

Demand for bearings in the diversified industrial market is being influenced by growth in industrial machinery and equipment shipments and nonresidential construction and mining activity. In addition, increased usage of existing machinery will improve aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth is expected to continue to expand demand for our bearing solutions. Lastly, growth in the defense market is being influenced by modernization programs necessitating increased spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings.

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

•	Diversified Industrial Market (47% of net sales for the fiscal year ended March 29, 2008)

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

Our largest diversified industrial customers include Caterpillar, Federal Mogul, Komatsu America, Parker-Hannifin Corporation and various aftermarket distributors including Applied Industrial, Kaman Corporation and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of increasing demand for industrial machinery, the introduction of new products and the expansion of aftermarket sales.

•	Aerospace and Defense Market (53% of net sales for the fiscal year ended March 29, 2008)

We supply bearings for use in commercial and private aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are the primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters and missile systems. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

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

Our largest aerospace and defense customers include Airbus, Boeing, Embraer, General Electric, Lockheed Martin, Raytheon, Snecma Group, Textron, U.S. Department of Defense, United Technologies and various aftermarket channels. We estimate that over 58% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence, growth in the commercial aircraft build rates, and the refurbishment and maintenance of existing commercial aircraft.
Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our product segments:

	Net Sales for the Fiscal Year Ended
Segment	March 29, 2008	March 31, 2007	April 1, 2006	Representative Applications
Plain Bearings	$154,535 (46.7)%	$143,907 (47.0)%	$115,091 (41.9)%	•Aircraft engine controls and landing gear •Missile launchers •Mining and construction equipment
Roller Bearings	$97,019 (29.4)%	$92,123 (30.1)%	$96,466 (35.1)%	•Aircraft hydraulics •Military and commercial truck chassis •Packaging machinery and gear pumps
Ball Bearings	$56,677 (17.1)%	$50,466 (16.5)%	$46,378 (16.9)%	•Radar and night vision systems •Airframe control and actuation •Semiconductor equipment
Other	$22,369	$19,566	$16,574	•Precision ground ball screws for robotic
	(6.8)%	(6.4)%	(6.1)%	handling and missile guidance •Collets for machine tools

Plain Bearings. Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 46.7% of our net sales in fiscal 2008.

Roller Bearings. Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world's largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 29.4% of our net sales in fiscal 2008.

Ball Bearings. Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 17.1% of our net sales in fiscal 2008.

Other. Our other products consist primarily of precision linear products and machine tool collets. Precision linear products are precision ground ball bearing screws that offer repeatable positioning accuracy in defense, machine tools, robotic handling and semiconductor equipment. Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Our other products accounted for 6.8% of our net sales in fiscal 2008.

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

Often, at the early stage, a bearing design concept is produced that addresses the expected demands of the application. Environmental demands are many but normally include load, stress, heat, thermal gradients, vibration, lubricant supply, corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing design must perform reliably for a period of time specified by the customer's product objectives.

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

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for "Just In Time" deliveries or "Kan Ban" systems. Our worldwide distributor network provides our customers with more than 2,000 points of sale for our products. We intend to continue to focus on building distributor sales volume.

The sale of our products is supported by a well-trained and experienced customer service organization. This organization provides customers with instant access to key information regarding their bearing purchase and delivery requirements. We also provide customers with updated information through our website, and we have developed on-line integration with specific customers, enabling more efficient ordering and timely order fulfillment for those customers.

We store product inventory in six company-owned and operated warehouses located on the East and West coasts of the U.S., and in France and Switzerland. The inventory is located in these warehouses based on analysis of customer demand to provide superior service and product availability.

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

Backlog

As of March 29, 2008, we had order backlog of $217.7 million compared to a backlog of $176.6 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,453 hourly employees and 693 salaried employees as of March 29, 2008, of whom 409 were employed in our European and Mexican operations. As of March 29, 2008, 182 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Bremen, Indiana plants. These agreements expire on January 31, 2013, June 30, 2009 and October 31, 2009, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 77 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 174 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business. See "Risk Factors."

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2009.

Investigation and remediation of contamination is ongoing at some of our sites. In particular, state agencies have been overseeing groundwater monitoring activities at our facility in Hartsville, South Carolina and a corrective action plan at our Clayton, Georgia facility. At Hartsville, we are monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit us to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of our Fairfield, Connecticut facility in 1996, we agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. We submitted data to the state that we believe demonstrates that no further remedial action is necessary although the state may require additional clean-up or monitoring. In connection with the purchase of our Clayton, Georgia facility, we agreed to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is in the early stages. Although there can be no assurance, we do not expect expenses associated with these activities to be material.

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, cash flows, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; future growth rates in the markets we serve; increases in foreign sales; supply and cost of raw materials, any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "estimate," "intend," "continue," "believe," "expect," "anticipate," the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Weaknesses and cyclicality in any of the industries in which our customers operate;
•	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
•	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
•	Our ability to obtain and retain product approvals;
•	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
•	Our ability to acquire and integrate complementary businesses;
•	Unexpected equipment failures, catastrophic events or capacity constraints;
•	The costs of defending, or the results of, new litigation;
•	Our ability to attract and retain our management team and other highly-skilled personnel;
•	Increases in interest rates;
•	Work stoppages and other labor problems for us and our customers or suppliers;
•	Contractual limitations on our ability to expand our business;
•	Regulatory developments in the U.S. and foreign countries;
•	Developments or disputes concerning patents or other proprietary rights;
•	Actual or anticipated changes in our earnings, fluctuations in our operating results or the failure to meet the expectations of financial market analysts and investors;
•	Changes in accounting standards, policies, guidance, interpretation or principles;
•	Risks associated with operating internationally, including currency translation risks;
•	The operating and stock performance of comparable companies;
•	Investors’ perceptions of us and our industry; and
•	General economic, geopolitical, industry and market conditions.

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

Our top ten customers generated 31% and 32% of our net sales during fiscal 2008 and fiscal 2007, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

Weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues and profitability.

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

In fiscal 2008, 6.1% of our net sales were made directly, and we estimate that approximately an additional 15.4% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

Fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability.

Our business is dependent on the availability and costs of energy resources and raw materials, particularly steel, generally in the form of stainless and chrome steel, which are commodity steel products. The availability and prices of raw materials and energy sources may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Disruptions in the supply of raw materials and energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect our net sales and profitability.

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

In addition, the KeyBank Credit Agreement contains other financial covenants requiring us to maintain a minimum fixed charge coverage ratio and maximum senior leverage ratios and to satisfy certain other financial conditions. Our KeyBank Credit Agreement prohibits us from incurring capital expenditures of more than $30 million per year. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities.

As of March 29, 2008, we had $41.0 of million outstanding borrowings and letters of credit of $21.6 million under our $150.0 million KeyBank Credit Agreement. Under the KeyBank Credit Agreement, we had borrowing availability of $87.4 million as of March 29, 2008.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of March 29, 2008, approximately 13% of our hourly employees were represented by labor unions in the U.S. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 65 employees will expire in June 2009, one agreement covering approximately 34 employees will expire in October 2009, and one agreement covering approximately 83 employees will expire in January 2013.

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

Our business is capital intensive and may consume cash in excess of cash flows from our operations.

Our ability to remain competitive, sustain our growth and expand our operations largely depends on our cash flows from operations and our access to capital. We intend to fund our cash needs through operating cash flow and borrowings under our KeyBank Credit Agreement. We may require additional equity or debt financing to fund our growth and debt repayment obligations. In addition, we may need additional capital to fund future acquisitions. Our business may not generate sufficient cash flow, and we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity."

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, China and England. Of our 25 facilities, 6 are located outside the U.S., including 4 manufacturing facilities.

Approximately 27% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2008. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. We are not aware of any proposed material regulatory changes, but our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations, however, as the size of our international operations has continued to grow, we expect these risks to become increasingly important to our business operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we monitor exchange rates, we currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of March 29, 2008, we maintained one noncontributory defined benefit pension plan. The plan was overfunded by $0.5 million in the aggregate as of March 29, 2008 and underfunded by $1.1 million as of March 31, 2007, which are the amounts by which the accumulated benefit obligations are less than or exceed, respectively, the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Note 13 to our consolidated financial statements for the fiscal year ended March 29, 2008.

We may incur material losses for product liability and recall related claims.

We are subject to a risk of product and recall related liability in the event that the failure, use or misuse of any of our products results in personal injury, death, or property damage or our products do not conform to our customers' specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, trains, automobiles, heavy trucks and farm equipment, many of which are subject to government ordered as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. Although we have not had any material product liability or recall related claims made against us, and we currently maintain product liability insurance coverage for product liability, although not for recall related claims, we cannot assure you that product liability or recall related claims, if made, would not exceed our insurance coverage limits or would be covered by insurance which, in turn, may result in material losses related to these claims, increased future insurance costs and a corresponding reduction in our cash flow and net income.

Environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect.

We are subject to various federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. These laws and regulations could subject us to material costs and liabilities, including compliance costs, civil and criminal fines imposed for failure to comply with these laws and regulatory and litigation costs. We also may be liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or similar state laws, for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Compliance with these laws and regulations may prove to be more limiting and costly than we anticipate. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could cause a material increase in our environmental related compliance costs and a corresponding reduction in our cash flow and net income. Investigation and remediation of contamination at some of our sites is ongoing. Actual costs to clean-up these sites may exceed our current estimates. Although we have indemnities and other agreements for certain pre-closing environmental liabilities from the prior owners in connection with our acquisition of several of our facilities, we cannot assure you that the indemnities will be adequate to cover known or newly discovered pre-closing liabilities.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We have numerous U.S. and foreign patents, trademark registrations and U.S. copyright registrations. Our issued patents are expected to expire by their own terms at various dates and most such patents will not expire for at least 5 years. We also have U.S. and foreign trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party's rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income. See "Business—Intellectual Property."

Cancellation of orders in our backlog of orders could negatively impact our revenues.

As of March 29, 2008, we had an order backlog of $217.7 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. To date, we have not detected any material weakness or significant deficiencies in our internal controls over financial reporting. However, we are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risk Factors Related to our Common Stock

Provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions which might benefit our stockholders or in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.

Our certificate of incorporation authorizes the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors without stockholder approval. Holders of the common stock may not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us or could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Canton, Georgia	Walterboro, South Carolina
Clayton, Georgia

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2013	Oklahoma City, Oklahoma	September 30, 2021
Irwindale, California	August 31, 2008	Bishopville, South Carolina	January 31, 2016
Santa Fe Springs, California	July 1, 2009	Hartsville, South Carolina	September 30, 2014
Oxford, Connecticut	September 30, 2014	Delmont, Switzerland	December 31, 2009
Torrington, Connecticut	December 22, 2008	Houston, Texas	June 30, 2012
Gloucestershire, England	May 20, 2012	Hoffman Estates, Illinois	March 31, 2009
Reynosa, Mexico	June 13, 2013	Shanghai, China	May 24, 2009
West Trenton, New Jersey	February 2, 2012	Les Ulis, France	July 31, 2010

We have several small field offices located in various locations to support field sales operations.

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

The Federal District Court of Connecticut has issued an injunction against SKF USA Inc. in connection with the sale of Nice® radial ball bearings. Among other things, the Federal Court found that SKF USA Inc.’s use of its 2008 price list and other advertisements created confusion in the marketplace about whether SKF USA Inc. was still an authorized distributor of NICE products. The Federal Court found that SKF USA Inc.’s “2008 price list was missing a significant portion of RBC’s product line,” making its distribution by SKF USA Inc. “far more damaging to RBC and more likely to create confusion.”

The Federal Court’s injunction prohibits SKF USA Inc. from distributing the current versions of its 2008 price list and product interchange document. The Federal Court’s injunction also prohibits SKF USA Inc. from suggesting to consumers that SKF USA Inc. is an authorized distributor of Nice® products. To comply with the injunction, SKF USA Inc.’s price lists, advertisements and similar documents must “clearly disclaim any authorized affiliation with the NICE brand and clearly disclaim any status as an authorized distributor of Nice® products.” The injunction was effective on Monday May 12, 2008 at 5pm (EDT).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of May 20, 2008 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Dr. Michael J. Hartnett	62	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	48	2003 2003 2006	Vice President Finance Vice President and Chief Financial Officer and Secretary Vice President and Chief Financial Officer and Assistant Secretary
Phillip H. Beausoleil (a)	64	1995 2007	General Manager General Manager
Thomas C. Crainer	50	2000 2003 2008	General Manager General Manager Vice President and General Manager
Richard J. Edwards	52	1996	Vice President and General Manager
Thomas J. Williams	56	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	56	2003 2005 2006	Manager of Accounting Director of Accounting Corporate Controller

(a)	Mr. Beausoleil retired from the company on March 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 20, 2008, there were 54 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$42.90	$33.70	$27.19	$19.33
Second Quarter	42.67	31.77	25.57	19.63
Third Quarter	43.98	33.46	30.12	23.78
Fourth Quarter	43.87	27.48	34.88	25.81

The last reported sale price of our common stock on the Nasdaq National Market on May 20, 2008 was $39.19 per share.

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

Total share repurchases for the three months ended March 29, 2008 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)

12/30/2007 – 01/26/2008	—	$—	—	$9,250

01/27/2008 – 02/23/2008	9,798	31.20	9,798	8,944

02/24/2008 – 03/29/2008	45,569	32.60	45,569	$7,458

Total	55,367	$32.36	55,367

During the fourth quarter of fiscal 2008, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included elsewhere in Note 16, Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite over the period from August 10, 2005 (the date of our initial public offering) to March 29, 2008. Each line on the graph assumes that $100 was invested in our common stock on August 10, 2005 or in the respective indices at the closing price on August 10, 2005. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 29, 2008.

	August 10, 2005	April 1, 2006	March 31, 2007	March 29, 2008
RBC Bearings Incorporated	$100.00	$134.25	$218.93	$237.00
Nasdaq Composite Index	100.00	109.00	114.16	106.85
Peer Group	100.00	124.18	179.46	176.90

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 29, 2008, March 31, 2007, April 1, 2006, April 2, 2005, and April 3, 2004 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this Form 10-K.

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006	April 2, 2005	April 3, 2004
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$330,600	$306,062	$274,509	$243,016	$187,331
Cost of sales	217,022	205,953	191,561	174,602	135,433
Gross margin	113,578	100,109	82,948	68,414	51,898
Selling, general and administrative(2)	48,904	42,256	41,945	32,749	28,107
Other, net	1,824	5,934	2,424	3,526	1,662
Operating income	62,850	51,919	38,579	32,139	22,129
Interest expense, net	3,407	5,780	15,657	19,669	20,380
Loss on early extinguishment of debt(3)	27	3,576	3,771	6,950	—
Other non-operating expense (income)	(463)	(1,504)	78	(355)	16
Income before income taxes	59,879	44,067	19,073	5,875	1,733
Provision for (benefit from) income taxes	19,685	15,588	6,634	(1,385)	1,070
Net income	40,194	28,479	12,439	7,260	663
Preferred stock dividends	—	—	(893)	(2,280)	(2,144)
Participation rights of preferred stock in undistributed earnings	—	—	(630)	(1,142)	—
Net income (loss) available to common stockholders	$40,194	$28,479	$10,916	$3,838	$(1,481)
Net income (loss) per common share:(4)
Basic	$1.87	$1.38	$0.84	$0.62	$(0.24)
Diluted	$1.84	$1.33	$0.76	$0.35	$(0.24)
Weighted average common shares:(4)
Basic	21,457,846	20,579,498	12,931,185	6,202,615	6,188,903
Diluted	21,802,711	21,335,307	14,452,264	10,854,584	6,188,903
Other Financial Data:
Capital expenditures	$17,758	$16,174	$10,341	$9,526	$4,951

	As of
	March 29,	March 31,	April 1,	April 2,	April 3,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash	$9,859	$5, 184	$16,126	$2,635	$3,250
Working capital	176,269	138,970	146,612	120,656	105,550
Total assets	337,112	273,713	275,923	250,169	234,746
Total debt	57,750	59,405	165,747	220,079	215,224
Total stockholders' equity (deficit)	223,910	168,171	73,340	(7,759)	(16,285)

(1)
Net sales were $330.6 million in fiscal 2008 compared to $306.1 million in fiscal 2007, an increase of $24.5 million. Net sales in the compared periods included net sales of $5.4 million for Phoenix (acquired in May 2007), $2.7 million for CBS (acquired in July 2007), $0.3 million for AID (acquired in March 2008) and $0.3 million for BEMD (acquired in March 2008).

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

(2)	Selling, general and administrative expense for the fiscal year ended April 1, 2006 included non-recurring compensation expense of $5.2 million.

(3)	Loss on early extinguishment of debt in fiscal 2007 was $3.6 million for the non-cash write-off of deferred financing costs associated with the early termination of the senior credit facility.

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

(4)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2008 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 25 facilities of which 22 are manufacturing facilities in four countries.

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole. Purchasers of bearings include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, mining and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and general market conditions could negatively impact our operating results. We have endeavored to mitigate the cyclicality of our product markets by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

During fiscal 2008, the world economy continued to grow and expand, and we experienced favorable conditions across our two major markets: diversified industrial and aerospace and defense. In particular, the diversified industrial market has been driven by requirements in non-residential construction, mining and the oil and gas sectors. These conditions have resulted in demand for bearings for both OEM and replacement markets. In the aerospace market a strong recovery continued, and we believe it is at the mid-stages of an extended cycle. Expansion of the commercial aircraft sector, in response to increased passenger demand and the need of the carriers to upgrade the worldwide fleet, drove increased build schedules at Boeing and Airbus. The defense sector continued to replace and develop its weapons and cargo platforms. This sector demonstrated increased requirements for replacement bearings for combat systems strained by extensive use in harsh environments over the past four years.

Approximately 22% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past three years, steel prices have increased to historically high levels, responding to unprecedented levels of world demand. To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 3 months or more.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 18 acquisitions which have significantly broadened our end markets, products, customer base and geographic reach.

Sources of Revenue

Revenue is generated primarily from sales of bearings to the diversified industrial market and the aerospace and defense markets. Sales are often made pursuant to sole-source relationships, long-term agreements and purchase orders with our customers. We recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment.

Sales to the diversified industrial market accounted for 47% of our net sales for the fiscal year ended March 29, 2008. Sales to the aerospace and defense markets accounted for 53% of our net sales for the same period. We anticipate that sales to the aerospace and defense markets will increase as a percentage of our net sales.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 58% of our net sales for fiscal 2008. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 27% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2008, compared to 24% for fiscal 2007. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. Our top ten customers, generated 31% and 32% of our net sales in fiscal 2008 and 2007, respectively. Out of the 31% of net sales generated by our top ten customers during the fiscal year ended March 29, 2008, 20% of net sales was generated by our top four customers. No single customer was responsible for generating more than 8% of our net sales for the same period.

Cost of Revenues

Cost of sales includes employee compensation and benefits, materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

During the past four years, our gross margin was impacted by rising raw material prices, in particular, steel and related products. In response, we have, to date, managed to pass on the majority of these price increases of raw materials to our customers through steel surcharges assessed on, or price increases of, our bearing products. However, we have from time to time experienced a time lag of up to 3 months or more in our ability to pass through steel surcharges to our customers, which has negatively impacted our gross margin. We will continue to pass on raw material price increases as competitive conditions allow.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, facility costs and information technology. We expect SG&A expenses will increase in absolute terms as we increase our sales efforts and incur increased costs related to the anticipated growth of our business.

Other Expenses

In December 2007, our RBC Aircraft Products, Inc. subsidiary relocated from a leased to an owned facility within Torrington, Connecticut. Moving expenses related to the relocation of this manufacturing facility resulted in a charge of approximately $0.5 million in fiscal 2008.

In February 2007, our Tyson Bearing Company, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 7461-01 entered into a shutdown agreement in connection with our decision to close operations at our Glasgow, Kentucky facility. Under the shutdown agreement, the union agreed to take no action against us in connection with such shutdown. The agreement also addressed closure and other transition issues related to pensions, workers compensation insurance, adjustment assistance and other matters. The production that was conducted at the Tyson facility has been moved to other RBC locations. This consolidation resulted in a charge of approximately $5.1 million in fiscal 2007. Approximately $2.2 million of this charge related to the disposal of fixed assets.

In February 2006, our RBC Nice Bearings, Inc. subsidiary and the United Steelworkers of America (AFL-CIO) Local 6816-12 entered into a shutdown agreement in connection with our decision to close operations at our Kulpsville, Pennsylvania facility. Under the shutdown agreement, the union agreed to take no action against us in connection with such shutdown. The agreement also addressed closure and other transition issues related to pensions, workers compensation insurance, adjustment assistance and other matters. The production that was conducted at the Nice facility has been moved to other RBC locations. Shutdown costs included $0.6 million of severance and $0.4 million for fixed asset impairments which were recorded in fiscal 2006.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	34.4	32.7	30.2
Selling, general and administrative	14.8	13.8	15.3
Other, net	0.6	1.9	0.9
Operating income	19.0	17.0	14.0
Interest expense, net	1.0	1.9	5.7
Loss on early extinguishment of debt	—	1.2	1.4
Other non-operating expense (income)	(0.1)	(0.5)	—
Income before income taxes	18.1	14.4	6.9
Provision for income taxes	6.0	5.1	2.4
Net income	12.1%	9.3%	4.5%

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists primarily of precision ball screws and machine tool collets. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Net External Sales
Plain	$154,535	$143,907	$115,091
Roller	97,019	92,123	96,466
Ball	56,677	50,466	46,378
Other	22,369	19,566	16,574
Total	$330,600	$306,062	$274,509
Operating Income
Plain	$40,982	$41,163	$30,955
Roller	28,818	18,766	23,340
Ball	14,284	12,523	9,692
Other	2,669	2,200	1,478
Corporate	(23,903)	(22,733)	(26,886)
Total	$62,850	$51,919	$38,579

Geographic Information

The following table summarizes our net sales, by shipping location, for the periods shown:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Geographic Revenues
Domestic	$280,510	$265,644	$243,576
Foreign	50,090	40,418	30,933
Total	$330,600	$306,062	$274,509

For additional information concerning our business segments, see Item 8, Note 21.

Fiscal 2008 Compared to Fiscal 2007

Net Sales. Net sales for fiscal 2008 were $330.6 million, an increase of $24.5 million, or 8.0%, compared to $306.1 million for the same period in fiscal 2007. During fiscal 2008, we experienced net sales growth in all our four segments, driven by demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to aerospace and defense customers grew 14.5% in fiscal 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and a full year of All Power which was acquired in fiscal 2007. Net sales to diversified industrial customers grew 1.7% in fiscal 2008 compared to the same period last year. Reflected in this change, our core markets of construction, mining, semiconductor capital equipment and distribution were up 8.8% offset by a decline in year-over-year volume in our Class 8 truck market. The addition of CBS and Phoenix during fiscal 2008 contributed $8.0 million towards this core growth.

The Plain Bearings segment achieved net sales of $154.5 million in fiscal 2008, an increase of $10.6 million, or 7.4%, compared to $143.9 million for the same period in the prior year. The commercial and military aerospace market grew $15.2 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. The inclusion of AID accounted for $0.3 million of this increase. This was offset by a $4.6 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower industrial OEM demand.

The Roller Bearings segment achieved net sales of $97.0 million in fiscal 2008, an increase of $4.9 million, or 5.3%, compared to $92.1 million for the same period in the prior year. Net sales to the aerospace and defense market increased by $2.9 million, while the inclusion of Phoenix accounted for $5.3 million of diversified industrial market sales, offset by a decrease of $3.3 million in diversified industrial market sales primarily driven by a continued slowdown in our Class 8 truck market.

The Ball Bearings segment achieved net sales of $56.7 million in fiscal 2008, an increase of $6.2 million, or 12.3%, compared to $50.5 million for the same period in the prior year. Of this increase, $2.5 million was driven principally by increased aerospace and defense-related demand. Sales to our customers in the industrial market increased $3.7 million compared to the same period in the prior year. The inclusion of CBS accounted for $2.7 million of the net diversified industrial sales increase.

The Other segment, which is focused mainly on the sale of precision ball screws and machine tool collets, achieved net sales of $22.4 million in fiscal 2008, an increase of $2.8 million, or 14.3%, compared to $19.6 million for the same period last year. This increase was primarily due to increased sales of machine tool collets in Europe. Included in this increase was $0.3 million for the recent acquisition of BEMD.

Gross Margin. Gross margin was $113.6 million, or 34.4% of net sales, in fiscal 2008, versus $100.1 million, or 32.7% of net sales, for the comparable period in fiscal 2007. The increase in our gross margin as a percentage of net sales was primarily the result of an overall increase in volume and a shift in mix toward higher margin products combined with the corresponding effects of efficiency improvements.

Selling, General and Administrative. SG&A expenses increased by $6.6 million, or 15.6%, to $48.9 million in fiscal 2008 compared to $42.3 million for the same period in fiscal 2007. The increase was primarily due to an increase of $5.4 million for personnel necessary to support increased volume, higher stock compensation expense of $0.5 million, and $0.7 million associated with acquisitions. As a percentage of net sales, SG&A was 14.8% in fiscal 2008 compared to 13.8% for the same period in fiscal 2007.

Other, net. Other, net in fiscal 2008 was $1.8 million compared to $5.9 million for the same period in fiscal 2007. In fiscal 2008, other, net included $1.3 million of amortization of intangibles, $0.5 million of moving expenses related to the relocation of our aircraft products manufacturing facility and a loss on disposal of fixed assets of $0.4 million, offset by other miscellaneous income of $0.4 million. In fiscal 2007, other, net included plant consolidation expenses for both the Tyson and Nice facilities of $3.2 million, a loss on disposal of fixed assets of $2.7 million relating primarily to the Tyson plant consolidation, a gain on the sale of the Nice facility of $0.8 million, amortization of intangibles of $0.7 million and $0.2 million of bad debt expense.

Operating Income. Operating income was $62.9 million, or 19.0% of net sales, in fiscal 2008 compared to $51.9 million, or 17.0% of net sales, in fiscal 2007. Operating income for the Plain Bearings segment was $41.0 million in fiscal 2008, or 26.5% of net sales, compared to $41.2 million for the same period last year, or 28.6% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2008 of $28.8 million, or 29.7% of net sales, compared to $18.8 million, or 20.4% of net sales, in fiscal 2007. The Ball Bearings segment achieved an operating income of $14.3 million, or 25.2% of net sales, in fiscal 2008, compared to $12.5 million, or 24.8% of net sales, for the same period in fiscal 2007. The Other segment achieved an operating income of $2.7 million, or 11.9% of net sales, in fiscal 2008, compared to $2.2 million or 11.2% of net sales, for the same period in fiscal 2007. The increase in operating income in the Roller, Ball and Other segments was driven primarily by an increase in net sales and a shift in mix toward higher margin products. The decrease in operating income in the Plain segment was primarily driven by the decrease in net sales to industrial customers.

Interest Expense, net. Interest expense, net decreased by $2.4 million to $3.4 million in fiscal 2008, compared to $5.8 million in fiscal 2007, driven by debt reduction.

Loss on Early Extinguishment of Debt. For fiscal 2007, loss on early extinguishment of debt was $3.6 million for non-cash write-off of deferred financing fees.

Other Non-Operating Expense (Income). In fiscal 2008, we received approximately $0.3 million in payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2007. This compared to $1.2 million in payments received in fiscal 2007 for 2006. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes. Income before taxes was $59.9 million in fiscal 2008 compared to income before taxes of $44.1 million in fiscal 2007.

Income Taxes. Income tax expense in fiscal 2008 was $19.7 million compared to $15.6 million in fiscal 2007. The effective income tax rate in fiscal 2008 was 32.9% compared to 35.4% in fiscal 2007. The decrease in the effective income tax rate was primarily due to a manufacturing deduction taken in 2008 and benefits related to research and development credits, partially offset by a lower international rate differential.

Net Income. Net income was $40.2 million in fiscal 2008 compared to net income of $28.5 million in fiscal 2007.

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

The Roller Bearings segment achieved net sales of $92.1 million in fiscal 2007, a decrease of $4.4 million, or 4.5%, compared to $96.5 million for the same period in the prior year. $8.1 million of this decrease was attributable to sales to customers in the industrial market, mainly a result of the slowdown in the class 8 truck market. The aerospace and defense market accounted for the offsetting $3.7 million increase, driven primarily by increasing build rates and maintenance requirements for commercial and military aircraft.

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

Interest Expense, net. Interest expense, net decreased by $9.9 million to $5.8 million in fiscal 2007, compared to $15.7 million in fiscal 2006, driven by debt reduction.

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

Liquidity

On June 26, 2006, RBCA entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.0% for prime rate loans and 0.625% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). We can elect to prepay some or all of the outstanding balance from time to time without penalty.

The KeyBank Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1, and a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 29, 2008, we were in compliance with all such covenants.

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.

On June 26, 2006, we borrowed approximately $79.0 million under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78.0 million balance outstanding under a credit agreement in place at that time. We recorded a non-cash pre-tax charge of approximately $3.6 million in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Deferred financing fees of $0.9 million associated with the KeyBank Credit Agreement were also recorded in fiscal 2007.

On September 10, 2007, we entered into an amendment of the KeyBank Credit Agreement. Pursuant to the terms of the amendment, the commitment fees payable under the KeyBank Credit Agreement were decreased from a range of 10 to 27.5 basis points, based on our leverage ratio (as defined under the KeyBank Credit Agreement) to a range of 7.5 to 20 basis points. Further, the margin payable under the KeyBank Credit Agreement for revolving loans that are base rate loans, based on our leverage ratio, was decreased from a range of 0 to 75 basis points to a range of 0 to 25 basis points. The margin payable under the KeyBank Credit Agreement for revolving loans that are fixed rate loans, based on our leverage ratio (as defined under the agreement) was decreased from a range of 62.5 to 165 basis points to a range of 37.5 to 115 basis points. Also, the covenant requiring us to limit capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $20,000 was amended to increase the limit to an amount not to exceed $30,000. As of March 29, 2008, $41.0 million was outstanding under the KeyBank Credit Agreement. Approximately $21.6 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of March 29, 2008, we had the ability to borrow up to an additional $87.4 million under the KeyBank Credit Agreement.

On December 8, 2003, Schaublin entered into a bank credit facility (the "Swiss Credit Facility") with Credit Suisse providing for 10.0 million Swiss francs, or approximately $10.0 million, of term loan (the "Swiss Term Loan") and up to 2.0 million Swiss francs, or approximately $2.0 million, of revolving credit loans and letters of credit (the "Swiss Revolving Credit Facility"). We pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4.0 million Swiss francs, or approximately $4.0 million. Borrowings under the Swiss Revolving Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of March 29, 2008, the term loan was paid off in full and there were no borrowings outstanding under the Swiss Credit Facility. The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings. As of March 29, 2008, we were in compliance with all such covenants.

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., we, along with certain of our stockholders, sold 8,989,550 shares of our common stock (5,995,529 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of approximately $57.0 million after payment of the underwriting discount, commissions and offering expenses. The full amount of the net proceeds were used to prepay outstanding balances under a term loan outstanding at that time.

On August 15, 2005, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., we, along with certain of our stockholders, sold 10,531,200 shares of our common stock (3,496,684 sold by certain of our stockholders). The offering yielded us aggregate net proceeds of $92.1 million after payment of the underwriting discount and offering expenses. After redemption of our Class C and Class D preferred stock for $34.6 million, our net proceeds were $57.5 million. Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock. All shares of Class C and Class D preferred stock were redeemed with cash or common stock and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis. In connection with the initial public offering, we filed an Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment increased our authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

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

Cash Flows

Fiscal 2008 Compared to Fiscal 2007

In the fiscal year ended March 29, 2008, we generated cash of $27.1 million from operating activities compared to $55.7 million for the fiscal year ended March 31, 2007. The decrease of $28.6 million was mainly a result of an increase of $11.7 million in net income, a change in operating assets and liabilities of $22.1 million and the net of non-cash charges of $18.2 million. The change in working capital investment was primarily attributable to an increase in inventory due to builds related to fiscal 2009 orders, an increase in accounts receivable related to higher sales, an increase in prepaid expenses and other current assets, an increase in non-current assets offset by an increase in accounts payable, an increase in accrued expenses and other current liabilities and an increase in other non-current liabilities.

Cash used for investing activities for fiscal 2008 included $17.7 million relating to capital expenditures compared to $16.2 million for fiscal 2007. Investing activities also included $13.9 million relating to the acquisitions of the Phoenix, CBS, AID and BEMD businesses.

In fiscal 2008, financing activities provided $8.6 million. We received $4.0 million from the exercise of stock options and an income tax benefit of $9.5 million related to the exercise of non-qualified stock options. This was offset by the repurchase of common stock of $2.5 million, a decrease in our revolving credit facility of $1.0 million, the payoff of an IRB for $1.2 million and capital lease payments of $0.2 million.

Fiscal 2007 Compared to Fiscal 2006

In the fiscal year ended March 31, 2007, we generated cash of $55.7 million from operating activities compared to $24.6 million for the fiscal year ended April 1, 2006. The increase of $31.1 million was mainly a result of an increase of $16.0 million in net income, a change in operating assets and liabilities of $9.2 million and the net of non-cash charges of $5.9 million. The change in working capital investment was primarily attributable to a decrease in inventory due to improved turns and a decrease in accounts payable offset by an increase in accounts receivable related to increased sales and an increase in non-current assets.

Cash used for investing activities for fiscal 2007 included $16.2 million relating to capital expenditures compared to $10.3 million for fiscal 2006. Investing activities also included $8.8 million relating to the acquisition of the All Power Manufacturing business offset by proceeds of $3.6 million related primarily to the sale of the RBC Nice Bearings facility.

In fiscal 2007, financing activities used $45.5 million. We received net proceeds of $57.8 million from our secondary offering (see Item 8, Note 1) which were used, in addition to $10.0 million in cash from operations, to pay down the term loan under the Amended Credit Agreement. The balance of approximately $78.0 million was refinanced and further reduced to $42.0 million by using approximately $36.0 million in cash from operations. In addition, we received $3.1 million from the exercise of stock options, received an income tax benefit of $3.4 million related to the exercise of non-qualified stock options, repurchased 37,356 shares of stock for $1.1 million, used $0.3 million of funds for capital lease obligations and paid $0.9 million of financing fees in connection with our KeyBank Credit Agreement.

Capital Expenditures

Our capital expenditures in fiscal 2008 were $17.7 million. We expect to make capital expenditures of approximately $15.0 to $20.0 million during fiscal 2009 in connection with our existing business and the expansion into the large bearing market segment. We have funded our fiscal 2008 capital expenditures, and expect to fund fiscal 2009 capital expenditures, principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 29, 2008:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$57,750	$750	$1,850	$42,320	$12,830
Capital lease obligations	609	211	370	28	—
Operating leases	19,842	4,132	6,821	4,114	4,775
Interest on fixed rate debt(2)	4,548	1,334	2,575	639	—
Interest on variable rate debt(3)	6,644	1,067	2,082	1,160	2,335
Pension and postretirement benefits	17,368	1,547	3,248	3,347	9,226
Total contractual cash obligations	$106,761	$9,041	$16,946	$51,608	$29,166

(1)	Includes the $41.0 million five-year senior secured revolving credit facility under our KeyBank Credit Agreement, $1.3 million note payable and other debt totaling $15.5 million.

(2)	Interest payments are calculated based on a LIBOR rate of 3.64% (per the interest rate swap agreement) plus the current bank margin per our bank agreement.

(3)
Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 3.125% plus bank margin per our KeyBank Credit Agreement. To the extent that actual rates change, our interest rate obligations will change accordingly.

Quarterly Results of Operations

	Quarter Ended
	Mar. 29, 2008	Dec. 29, 2007	Sept. 29, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 30, 2006	Sept. 30, 2006	Jul. 1, 2006
	(Unaudited) (in thousands, except per share data)
Net sales	$92,138	$80,407	$78,232	$79,823	$81,039	$76,544	$73,248	$75,231
Gross margin	32,342	27,554	26,237	27,445	28,554	24,543	23,503	23,509
Operating income	17,963	15,111	13,995	15,781	11,478	14,333	12,610	13,498
Net income	$12,039	$9,581	$8,749	$9,825	$6,718	$9,359	$7,378	$5,024
Net income per common share:
Basic(1)(2)	$0.56	$0.45	$0.41	$0.46	$0.32	$0.45	$0.36	$0.25
Diluted(1)(2)	$0.55	$0.44	$0.40	$0.45	$0.31	$0.44	$0.35	$0.24

(1)	See Note 2 to the Consolidated Financial Statements for a discussion of net income per common share.

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year. This interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under FIN 48 is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the adoption of FIN 48, the Company recognized a $0.2 million increase in its income tax liabilities and a reduction to the April 1, 2007 beginning balance of retained earnings of $0.2 million (see Note 15).

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement is effective as of the beginning of fiscal 2009. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company does not expect SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2009. The Company does not expect SFAS 159 to have a material impact on its results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and Statement of Financial Accounting Standard (“SFAS”) No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

In comparison to current practice, the most significant changes to business combination accounting pursuant to SFAS 141(R) include requirements to:

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

The premise of SFAS 160 is based on the economic entity concept of consolidated financial statements. Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010. Early adoption is prohibited. The Company is currently assessing the impact that SFAS 141(R) and SFAS 160 will have on its results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008, which for the Company is fiscal 2010. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. The Company is currently assessing the impact that SFAS 161 will have on its results of operations and financial position.

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104.”

We recognize revenue upon the passage of title on the sale of manufactured goods, which generally is at time of shipment.

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

Goodwill. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of our reporting units is calculated by the weighted average of a present value of future cash flow method and a multiple of EBITDA method. Although no changes are expected as a result of the comparison, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future.

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

Pension Plans and Postretirement Health Care. We have a noncontributory defined benefit pension plan covering union employees in our Heim division plant in Fairfield, Connecticut and in our Bremen subsidiary plant in Plymouth, Indiana.

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 5.75% at April 1, 2006 to 6.00% at March 31, 2007, and increased to 6.25% at March 29, 2008. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plans was 8.5% and 9.0% in fiscal 2008 and fiscal 2007, respectively.

Lowering the expected long-term rate of return on the assets of our pension plans by 1.00% (from 8.50% to 7.50%) would have increased our pension expense for fiscal 2008 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plans by 1.00% (from 8.50% to 9.50%) would have reduced our pension expense for fiscal 2008 by approximately $0.2 million.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.00% to 5.00%) would have increased our pension expense for fiscal 2008 by approximately $0.1 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.00% to 7.00%) would have reduced our pension expense for fiscal 2008 by approximately $0.1 million.

Lowering the discount rate assumption used to determine the funded status as of March 29, 2008 by 1.00% (from 6.25% to 5.25%) would have increased the projected benefit obligation of our pension plans by approximately $2.3 million. Increasing the discount rate assumption used to determine the funded status as of March 29, 2008 by 1.00% (from 6.25% to 7.25%) would have reduced the projected benefit obligation of our pension plans by approximately $1.9 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our actual target allocation of plan assets was 100 percent short-term investments as of March 29, 2008 and 100 percent equity as of March 31, 2007.

Our foreign operation, Schaublin, sponsors a pension plan for its approximately 160 employees, in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating AA-) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2008, 2007 and 2006, the Company reported premium payments equal to $0.5 million, $0.5 million, and $0.4 million, respectively.

The postretirement health care plans are unfunded and costs are paid as incurred. Postretirement benefit obligations as of March 29, 2008 and March 31, 2007 were, respectively, $2.9 million ($2.6 million in “Other non-current liabilities” and $0.3 million in “Current liabilities”) and $2.7 million ($2.5 million in “Other non-current liabilities” and $0.2 million in “Current liabilities”) in our Consolidated Balance Sheet.

Our (income) expense for the Postretirement Plans was $0.2 million and $(0.3) million for the years ended March 29, 2008 and March 31, 2007, respectively, and was calculated based upon a number of actuarial assumptions. The income for the year ended March 31, 2007 was primarily the result of a gain on the curtailment of two of the plans.

We use a March 31 measurement date for our plans. We expect to contribute approximately $0.3 million to our postretirement benefit plans in fiscal year 2009.

Stock-Based Compensation. Effective April 2, 2006, the first day of the Company’s 2007 fiscal year, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant-date fair value of the instruments issued recognized over the requisite service period. We have elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (all awards granted to employees prior to the effective date of SFAS No. 123(R) were accelerated in fiscal 2006 and have no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life	5.0	4.9	7.0
Risk-free interest rate	5.0%	5.0%	3.5%
Expected volatility	35.4%	34.4%	32.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

Derivative Instruments. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. In fiscal 2008, we entered into an interest rate swap agreement to hedge a portion of our debt. This instrument qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in other comprehensive income.

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 29, 2008, we had $57.8 million of indebtedness outstanding, of which $26.5 million bore interest at floating rates after taking into account an interest rate swap agreement that we entered into to mitigate the effect of interest rate fluctuations. Under this agreement, we pay a fixed rate of interest of 3.64% and receive floating rates of interest based on one month LIBOR, as required. This agreement matures on June 24, 2011. Depending upon market conditions, we may enter into additional interest swap or hedge agreements (with counterparties that, in our judgment, have sufficient credit worthiness) to hedge our exposure against interest rate volatility

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 29, 2008, our margin is 0.0% for prime rate loans (prime rate at March 29, 2008 was 5.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at March 29, 2008 was 2.65%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During fiscal 2008 and 2007, our average outstanding variable rate debt, after taking into account the average outstanding notational amount of our interest rate swap agreement, was 46% and 99% of our average outstanding debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest. Please read Notes 2 and 10 to our Consolidated Financial Statements for the year ended March 29, 2008 included elsewhere in this Annual Report which outline the principal and notional interest rates, fair values and other terms required to evaluate the expected cash flow from this agreement.

Based on the outstanding amount of our variable rate indebtedness of $26.5 million, a 100 basis point change in interest rate would have changed our interest expense by $0.3 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at March 29, 2008.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 16% of our net sales were denominated in foreign currencies for fiscal 2008 compared to 14% in fiscal 2007. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 29, 2008 and March 31, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective April 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective transition method, effective March 31, 2007, adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and, effective April 1, 2007, adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of Statement of Financial Accounting Standards No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RBC Bearings Incorporated’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
May 22, 2008

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 29, 2008	March 31, 2007
ASSETS
Current assets:
Cash	$9,859	$5,184
Accounts receivable, net of allowance for doubtful accounts of $1,018 in 2008 and $867 in 2007	66,137	54,636
Inventory	123,820	103,022
Deferred income taxes	5,567	7,115
Prepaid expenses and other current assets	9,976	2,914
Total current assets	215,359	172,871
Property, plant and equipment, net	73,243	61,209
Goodwill	31,821	29,631
Intangible assets, net of accumulated amortization of $3,583 in 2008 and $2,329 in 2007	11,404	5,793
Other assets	5,285	4,209
Total assets	$337,112	$273,713

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 29, 2008	March 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,851	$21,299
Accrued expenses and other current liabilities	13,489	11,852
Current portion of long-term debt	750	750
Total current liabilities	39,090	33,901
Long-term debt, less current portion	57,000	58,655
Deferred income taxes	6,064	6,479
Other non-current liabilities	11,048	6,507
Total liabilities	113,202	105,542
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2008 and 2007; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2008 and 2007; issued and outstanding shares: 21,782,186 in 2008 and 21,408,994 in 2007	218	214
Additional paid-in capital	184,285	169,489
Accumulated other comprehensive income (loss)	1,312	(2,206)
Retained earnings	41,688	1,724
Treasury stock, at cost, 113,322 shares in 2008 and 37,356 shares in 2007	(3,593)	(1,050)
Total stockholders' equity	223,910	168,171
Total liabilities and stockholders' equity	$337,112	$273,713

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Net sales	$330,600	$306,062	$274,509
Cost of sales	217,022	205,953	191,561
Gross margin	113,578	100,109	82,948
Operating expenses:
Selling, general and administrative	48,904	42,256	41,945
Other, net	1,824	5,934	2,424
Total operating expenses	50,728	48,190	44,369
Operating income	62,850	51,919	38,579
Interest expense, net	3,407	5,780	15,657
Loss on early extinguishment of debt	27	3,576	3,771
Other non-operating expense (income)	(463)	(1,504)	78
Income before income taxes	59,879	44,067	19,073
Provision for income taxes	19,685	15,588	6,634
Net income	40,194	28,479	12,439
Preferred stock dividends	—	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	(630)
Net income available to common stockholders	$40,194	$28,479	$10,916
Net income per common share:
Basic	$1.87	$1.38	$0.84
Diluted	$1.84	$1.33	$0.76
Weighted average common shares:
Basic	21,457,846	20,579,498	12,931,185
Diluted	21,802,711	21,335,307	14,452,264

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars in thousands)

	Class B Preferred Stock	Class C Preferred Stock	Class D Preferred Stock	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'	Comprehensive
	Amount	Amount	Amount	Shares	Amount	Capital	Compensation	Income/(Loss)	Deficit)	Shares	Amount	Equity	Income
Balance at April 2, 2005	$2	$—	$—	6,202,769	$62	$34,252	$(349)	$(2,532)	$(39,194)	—	$—	$(7,759)
Net income	—	—	—	—	—	—	—	—	12,439	—	—	12,439	$12,439
Stock compensation charge for options granted at below market value	—	—	—	—	—	16	(16)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	365	—	—	—	—	365
Conversion of Class B preferred stock	(2)	3	2	1,846,396	19	(22)	—	—	—	—	—	—
Redemption of Class C preferred stock	—	(3)	—	—	—	(30,627)	—	—	—	—	—	(30,630)
Redemption of Class D preferred stock	—	—	(2)	275,863	3	(4,001)	—	—	—	—	—	(4,000)
Net proceeds from issuance of common stock	—	—	—	7,034,516	70	92,058		—	—	—	—	92,128
Exercise of common stock options and warrants	—	—	—	139,284	1	497	—	—	—	—	—	498
Income tax benefit on IRS settlement	—	—	—	—	—	2,478	—	—	—	—	—	2,478
Cashless exercise of common stock options and warrants	—	—	—	1,477,553	15	(15)	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options and warrants	—	—	—	—	—	8,681	—	—	—	—	—	8,681
Currency translation adjustments	—	—	—	—	—	—	—	(569)	—	—	—	(569)	(569)
Minimum pension liability adjustment, net of taxes of $223	—	—	—	—	—	—	—	(291)	—	—	—	(291)	(291)
Comprehensive income													$11,579
Balance at April 1, 2006	—	—	—	16,976,381	170	103,317	—	(3,392)	(26,755)	—	—	73,340
Net income	—	—	—	—	—	—	—	—	28,479	—	—	28,479	$28,479
Net proceeds from issuance of common stock	—	—	—	2,994,021	30	57,794		—	—	—	—	57,824
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(37,356)	(1,050)	(1,050)
Stock-based compensation	—	—	—	—	—	767	—	—	—	—	—	767
Exercise of common stock options	—	—	—	1,362,917	13	3,077	—	—	—	—	—	3,090
Issuance of restricted stock	—	—	—	75,675	1	—	—	—	—	—	—	1
Income tax benefit on IRS settlement	—	—	—	—	—	1,122	—	—	—	—	—	1,122
Income tax benefit realized on exercise of non-qualified common stock options	—	—	—	—	—	3,412	—	—	—	—	—	3,412
Minimum pension liability adjustment, net of taxes of $549	—	—	—	—	—	—	—	887	—	—	—	887	887
Currency translation adjustments	—	—	—	—	—	—	—	908	—	—	—	908	908
Adoption of SFAS No. 158, net of taxes of $377	—	—	—	—	—	—	—	(609)	—			(609)
Comprehensive income													$30,274
Balance at March 31, 2007	—	—	—	21,408,994	214	169,489	$—	(2,206)	1,724	(37,356)	(1,050)	168,171
Net income	—	—	—	—	—	—	—	—	40,194	—	—	40,194	$40,194
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(70,367)	(2,308)	(2,308)
Stock-based compensation	—	—	—	—	—	1,255	—	—	—	—	—	1,255
Exercise of equity awards	—	—	—	323,942	3	4,036	—	—	—	(5,599)	(235)	3,804
Change in net prior service cost and actuarial losses, net of tax benefit of $199	—	—	—	—	—	—	—	(322)	—	—	—	(322)	(322)
Issuance of restricted stock	—	—	—	49,250	1	—	—	—	—	—	—	1
Change in fair value of derivatives, net of tax benefit of $288	—	—	—	—	—	—	—	(464)	—	—	—	(464)	(464)
Income tax benefit on exercise of non-qualified common stock options	—	—	—	—	—	9,505	—	—	—	—	—	9,505
Currency translation adjustments	—	—	—	—	—	—	—	4,304	—	—	—	4,304	4,304
Adoption of FIN 48	—	—	—	—	—	—	—	—	(230)	—	—	(230)
Comprehensive income													$43, 712
Balance at March 29, 2008	$—	$—	$—	21,782,186	$218	$184,285	$—	$1,312	$41,688	(113,322)	$(3,593)	$223,910

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$40,194	$28,479	$12,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,211	8,933	8,664
Excess tax benefits from stock-based compensation	(9,505)	(3,412)	—
Deferred income taxes	1,110	9,282	3,956
Amortization of intangible assets	1,254	713	667
Amortization of deferred financing costs and debt discount	229	353	829
Stock-based compensation	1,255	767	365
Loss on disposition of assets	131	1,917	24
Loss on early extinguishment of debt (non-cash portion)	27	3,576	1,536
Other	—	(169)	20
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,241)	(1,215)	2,713
Inventory	(11,737)	2,489	(8,025)
Prepaid expenses and other current assets	(6,996)	(401)	246
Other non-current assets	(2,189)	37	298
Accounts payable	341	917	470
Accrued expenses and other current liabilities	6,553	4,738	(224)
Other non-current liabilities	3,440	(1,269)	664
Net cash provided by operating activities	27,077	55,735	24,642
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,758)	(16,174)	(10,341)
Acquisition of businesses, net of cash acquired	(13,896)	(8,753)	(2,682)
Proceeds from sale of assets	43	3,574	44
Net cash used in investing activities	(31,611)	(21,353)	(12,979)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(1,000)	42,000	(5,000)
Net proceeds from sale of stock in initial public offering	—	—	92,128
Net proceeds from issuance of common stock	—	57,824	—
Repurchase of common stock	(2,542)	(1,050)	—
Redemption of Class C redeemable preferred stock	—	—	(30,630)
Redemption of Class D preferred stock	—	—	(4,000)
Exercise of stock options	4,038	3,090	498
Excess tax benefits from stock-based compensation	9,505	3,412	—
Proceeds from term loans	—	—	41,100
Retirement of senior subordinated discount debentures	—	—	(38,562)
Retirement of industrial revenue bonds	(1,155)	—	—
Retirement of term loans	—	(144,875)	(45,000)
Payments on term loans	—	(4,654)	(7,054)
Principal payments on capital lease obligations	(189)	(317)	(257)
Financing fees paid in connection with senior credit facility	(65)	(903)	(1,312)
Net cash provided by (used in) financing activities	8,592	(45,473)	1,911
Effect of exchange rate changes on cash	617	149	(83)
Cash and cash equivalents:
Increase (decrease) during the year	4,675	(10,942)	13,491
Cash, at beginning of year	5,184	16,126	2,635
Cash, at end of year	$9,859	$5,184	$16,126
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,065	$5,929	$17,135
Income taxes	$11,396	$780	$892

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2008, 2007 and 2006, no one customer accounted for more than 8% of the Company's sales. The Company's segments are further discussed in Note 21.

On August 15, 2005, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Jefferies & Company, Inc., the Company and the selling stockholders sold 10,531,200 shares of the Company's common stock (3,496,684 sold by the selling stockholders). The offering yielded aggregate net proceeds to the Company of $92,128 after payment of the underwriting discount and offering expenses. After redemption of the Company's Class C and Class D preferred stock for $34,630, the net proceeds to the Company were $57,498. Immediately prior to the consummation of the initial public offering, all outstanding shares of Class B preferred stock were converted in accordance with their terms into 1,846,396 shares of Class A common stock, 306,298 shares of Class C preferred stock and 240,000 shares of Class D preferred stock. All shares of Class C and Class D preferred stock were redeemed with cash or common stock and all shares of Class A and Class B common stock were reclassified as common stock on a one-for-one basis. In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment increased the Company's authorized capital stock to 70,000,000 shares, (i) 60,000,000 of which is common stock, $0.01 par value per share, and (ii) 10,000,000 of which is preferred stock, $0.01 par value per share.

The proceeds of the offering and additional term loan borrowings under the Amended Credit Agreement (as discussed in Note 10) were used as follows: (1) to redeem all of the Company's outstanding 13% senior subordinated discount debentures by payment to the Bank of New York, as trustee for the holders of debentures, of a total payoff amount of approximately $40,000; (2) to redeem 293,536 shares of Class C Preferred Stock held by Whitney RBHC Investor, LLC ("Whitney") for an aggregate redemption price of $29,354; (3) to redeem 12,762 shares of Class C Preferred Stock held by Dr. Michael Hartnett for an aggregate redemption price of $1,276; (4) to repurchase 230,000 shares of Class D Preferred Stock held by Whitney for an aggregate repurchase price of $7,667, of which $3,833 was paid in cash out of the proceeds of the offering and term loan borrowings and the balance of which was paid by issuance of 264,368 shares of Common Stock; (5) to repurchase 10,000 shares of Class D Preferred Stock held by Hartnett for an aggregate repurchase price of $333, of which $167 was paid in cash out of the proceeds of the offering and term loan borrowings, and the balance of which was paid by issuance of 11,495 shares of Common Stock; (6) to repay approximately $45,000 of indebtedness under the Company's second lien term loan credit facility, which represented repayment in full of all amounts owing under such facility, plus approximately $1,400 in fees and expenses in connection with such repayment and amendment; (7) to pay approximately $5,000 in mandatory prepayments under the Company's credit facility in connection with the initial public offering; and (8) to pay $2,732 in legal, printing, accounting and other miscellaneous expenses payable in connection with the initial public offering.

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., the Company, along with certain of its stockholders, sold 8,989,550 shares of our common stock (5,995,529 sold by certain of its stockholders). The offering yielded the Company aggregate net proceeds of approximately $57,000 after payment of the underwriting discount, commissions and offering expenses. The full amount of the net proceeds were used to prepay outstanding balances under a term loan outstanding at that time.

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”) and RBC CBS Coastal Bearing Services LLC (“CBS”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), A.I.D. Company (“AID”) and BEMD Company (“BEMD”) divisions. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2008, 2007 and 2006 contained 52 weeks.

Certain reclassifications have been made to prior years’ financial statements to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, accrued expenses, depreciation and amortization, income taxes and tax valuation reserves, pension and postretirement obligations and the valuation of options.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method. A reserve against inventory is recorded for obsolete and slow-moving inventory within each class of inventory.

Shipping and Handling

The sales price billed to customers includes shipping and handling, which is included in net sales. The costs to the Company for shipping and handling are included in cost of sales.

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

The estimated useful lives of the Company's property, plant and equipment follows:

Buildings	20-30 years
Machinery and equipment	3-10 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Recognition of Revenue and Accounts Receivable and Concentration of Credit Risk

The Company recognizes revenue only after the following four basic criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectibility is reasonably assured.

Revenue is recognized upon the passage of title, which generally is at the time of shipment. Accounts receivable, net of applicable allowances, is recorded when goods are shipped.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. At March 29, 2008 and March 31, 2007, the Company had no concentrations of credit risk greater than 10% of accounts receivables.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer's situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write-off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

Goodwill

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company’s reporting units is calculated by comparing the weighted average of the net present value of future cash flows and a market approach based on the reporting units' carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the lives of the related credit agreements.

Derivative Financial Instruments

The Company utilizes a derivative financial instrument to manage a portion of its interest rate exposure. The Company does not engage in other uses of these financial instruments. For a financial instrument to qualify as a hedge, the Company must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company accounts for derivative financial instruments under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted which requires all derivatives to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year. This interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under FIN 48 is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the adoption of FIN 48, the Company recognized a $230 increase in its income tax liabilities and a reduction to the April 1, 2007 beginning balance of retained earnings of $230 (see Note 15).

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders (both Class A and Class B common stockholders share equally in net income) by the weighted-average number of common shares outstanding. Prior to August 15, 2005, the Company also had outstanding Class B convertible participating preferred stock (the Class B preferred stock participated in all undistributed earnings with the common stock). The Company allocated earnings to the common stockholders and the Class B convertible participating preferred stockholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128." The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company's common stock and its Class B convertible participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company's Class B convertible participating preferred stock was not contractually responsible to share in the Company's losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the Class B preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares, dilutive common share equivalents then outstanding using the treasury stock method and, prior to August 15, 2005, the assumed conversion of the Class B convertible participating preferred stock to common shares (if-converted method). If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options.

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Numerator:
Net income	$40,194	$28,479	$12,439
Preferred stock dividends*	—	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	(630)
Numerator for basic and diluted net income per common share—income available to common stockholders under the two-class method	40,194	28,479	10,916
Preferred stock dividends and participation rights of preferred stock	—	—	1,523
Numerator for diluted net income per common share—income available to common stockholders after assumed conversion of preferred stock	$40,194	$28,479	$12,439

Denominator:
Denominator for basic net income per common share—weighted-average shares	21,457,846	20,579,498	12,931,185
Effect of dilution due to employee stock options	344,865	755,809	866,725
Effect of dilution due to convertible preferred stock*	—	—	654,354
Denominator for diluted net income per common share—adjusted weighted-average shares	21,802,711	21,335,307	14,452,264
Basic net income per common share	$1.87	$1.38	$0.84
Diluted net income per common share	$1.84	$1.33	$0.76

*	through August 15, 2005 (see Note 1).
For additional disclosures regarding the outstanding preferred stock and the employee stock options, see Note 16.

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present. For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. To date, no indicators of impairment exist.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2008, 2007 and 2006 amounted to $6,950, $5,767, and $2,624, respectively. Net assets of the Company's foreign operations were $47,155 and $30,208 at March 29, 2008 and March 31, 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company's borrowings under its KeyBank Credit Agreement, Swiss Credit Facility and Industrial Development Revenue Bonds approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Income

The components of comprehensive income that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement liability and after-tax impact of the adoption of SFAS No. 158 on pension benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income.

The following summarizes the activity within each component of accumulated other comprehensive income:

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at April 2, 2005	$(816)	$—	$(1,716)	$(2,532)
Currency translation	(569)	—	—	(569)
Minimum pension liability, net of taxes	—	—	(291)	(291)
Balance at April 1, 2006	(1,385)	—	(2,007)	(3,392)
Currency translation	908	—	—	908
Minimum pension liability, net of taxes	—	—	887	887
Adoption of SFAS No. 158, net of taxes	—	—	(609)	(609)
Balance at March 31, 2007	(477)	—	(1,729)	(2,206)
Currency translation	4,304	—	—	4,304
Change in fair value of derivatives, net of taxes	—	(464)	—	(464)
Net prior service cost and actuarial losses, net of taxes	—	—	(322)	(322)
Balance at March 29, 2008	$3,827	$(464)	$(2,051)	$1,312

Stock-Based Compensation

Effective April 2, 2006, the first day of the Company’s 2007 fiscal year, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to all share-based payment transactions be recognized in the financial statements. That cost is measured based upon the grant-date fair value of the instruments issued recognized over the requisite service period. The Company elected to use the “modified prospective” method in adopting SFAS No. 123(R). Accordingly, after the effective date, compensation cost is recognized based on the requirements of SFAS No. 123(R) (the vesting of all awards granted to employees prior to the effective date of SFAS No. 123(R) was accelerated in fiscal 2006 and has no compensation cost impact after the effective date). Results for periods prior to fiscal 2007 have not been restated.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model. The Company, with the assistance of an outside valuation firm, estimated the fair value of stock option grants made during fiscal 2008 and fiscal 2007.

Prior to its adoption of SFAS No. 123(R), the Company accounted for options and warrants granted to employees using the intrinsic value method pursuant to APB No. 25, "Accounting for Stock Issued to Employees," under which compensation cost was recognized only if the exercise price of grants issued was below the fair market value of the Company's common stock at the date of grant. Had compensation cost for these grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

Fiscal Year Ended
April 1, 2006
Net income, as reported	$12,439
Plus: stock-based compensation expense included in reported net income, net of tax	230
Less: stock-based compensation expense determined under fair value method, net of tax	(1,842)
Pro forma net income	$10,827
Net income per common share, as reported:
Basic	$0.84
Diluted	$0.76
Net income per common share, pro forma:
Basic	$0.72
Diluted	$0.64

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement is effective as of the beginning of fiscal 2009. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company does not expect SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2009. The Company does not expect SFAS 159 to have a material impact on its results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

In comparison to current practice, the most significant changes to business combination accounting pursuant to SFAS 141(R) include requirements to:

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

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010. Early adoption is prohibited. The Company is currently assessing the impact that SFAS 141(R) will have on its results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rat, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements.

SFAS 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008, which for the Company is fiscal 2010. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required.

3. Acquisitions

On March 12, 2008, the Company acquired the assets of A.I.D. Corporation, a manufacturer of integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets, located in Clayton, Georgia for approximately $3,254. The purchase price allocation is as follows: accounts receivable ($420), inventory ($2,094), other current assets ($18), property, plant and equipment ($1,629), intangible assets ($1,211), goodwill ($1,389), current liabilities ($3,257) and long-term liabilities ($250). The products associated with the acquisition are complementary with products already provided by other Company businesses. AID is included in the Plain Bearings segment.

On March 12, 2008, the Company acquired the assets of BEMD, Inc., a machining business of integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets, located in Canton, Georgia for approximately $2,719. The purchase price allocation is as follows: accounts receivable ($318), inventory ($1,275), other current assets ($56), property, plant and equipment ($1,326), intangible assets ($565), current liabilities ($571) and long-term liabilities ($250). The products associated with the acquisition are complementary with products already provided by other Company businesses. BEMD is included in the Other segment.

On July 25, 2007, the Company acquired the assets of Coastal Bearing Services, Inc., for approximately $3,671. Located in Houston, Texas, CBS manufactures, inspects and refurbishes large bearings for the oil and mining industries, as well as other general industrial applications with sizes ranging up to 124 inches in diameter. The purchase price allocation is as follows: accounts receivable ($644), inventory ($653), other current assets ($86), property, plant and equipment ($825), intangible assets ($1,464), goodwill ($671) and accrued expenses ($672). The products associated with the acquisition are complementary with products already provided by other Company businesses. CBS is included in the Ball Bearings segment.

On May 22, 2007, the Company acquired the capital stock of Phoenix, a manufacturer of bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter, located in Gloucestershire, England for approximately $4,739. The purchase price allocation is as follows: accounts receivable ($1,369), inventory ($1,538), other current assets ($385), property, plant and equipment ($456), intangible assets ($2,774), current liabilities ($1,701) and long-term liabilities ($82). The products associated with the acquisition are complementary with products already provided by other Company businesses. Phoenix is included in the Roller Bearings segment

On September 12, 2006, the Company acquired the capital stock of All Power, a manufacturer of highly-engineered precision plain, roller and ball bearings for the industrial, defense and aerospace industries, for approximately $9,926. The purchase price included approximately $8,753 in cash, a $750 note payable and approximately $423 in transaction expenses. The purchase price allocation is as follows: accounts receivable ($1,969), inventory ($1,382), other current assets ($261), property, plant and equipment ($1,614), intangible assets ($3,672), goodwill ($4,708), current liabilities ($1,508) and long-term liabilities ($2,172). The products associated with the acquisition are complementary with products already provided by other Company businesses. All Power, which is located in Santa Fe Springs, California, is included in the plain bearings reportable segment. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

The results of operations subsequent to the effective dates of the acquisitions are included in the results of operations of the Company. Unaudited pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided for the years ended March 29, 2008 and March 31, 2007, as if the AID, BEMD, CBS, Phoenix and All Power acquisitions took place on April 2, 2006, are as follows:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007
Net sales	$343,247	$328,804
Net income	$40,794	$30,690

Net income per common share:
Basic	$1.90	$1.49
Diluted	$1.87	$1.44

4. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 29, 2008	$867	$114	$37	$—	$1,018
March 31, 2007	838	183	39	(193)	867
April 1, 2006	628	244	—	(34)	838

*Acquisition transactions (see Note 3).

5. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	March 29, 2008	March 31, 2007
Raw materials	$11,561	$8,133
Work in process	38,488	32,457
Finished goods	73,771	62,432
	$123,820	$103,022
6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 29, 2008	March 31, 2007
Land	$8,696	$8,152
Buildings and improvements	26,247	18,323
Machinery and equipment	120,274	109,059
	155,217	135,534
Less: accumulated depreciation and amortization	81,974	74,325
	$73,243	$61,209
7. Restructuring of Operations

In January 2007, the Company began the consolidation of its tapered bearing manufacturing capacity. The Company has discontinued manufacturing tapered bearings in its Glasgow, Kentucky facility and has consolidated the remaining manufacturing into other Company manufacturing facilities. This consolidation resulted in a charge of approximately $5,088 in fiscal 2007. Approximately $2,211 of this charge related to the non-cash disposal of fixed assets. The remaining charge of $2,877 includes termination benefits of approximately $1,153, moving costs of approximately $755, rent of approximately $628 and cleanup and turnover costs of approximately $250. As of March 31, 2007, $1,984 had been paid and $893 had been accrued. This balance was paid in fiscal 2008.

On December 18, 2006, the Company completed the final phase of its Nice consolidation plan with the sale of its facility located in Kulpsville, Pennsylvania. The asset was sold for approximately $3,507 after expenses and the Company realized a gain on the sale of approximately $807 before taxes.

8. Goodwill and Amortizable Intangible Assets

Goodwill

During fiscal 2008, goodwill increased $2,190 with the acquisitions of CBS $671 and AID $1,292 in addition to a $227 adjustment related to the fiscal 2007 acquisition of All Power. During fiscal 2007, goodwill increased $4,481 in connection with the acquisition of All Power.

Goodwill balances, by segment, consist of the following:

	March 29, 2008	March 31, 2007
Roller	$15,673	$15,673
Plain	15,477	13,958
Ball	671	—
	$31,821	$29,631

Intangible Assets

		March 29, 2008		March 31, 2007
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,261	$604	$3,083	$240
Customer relationships and lists	10	4,818	1,382	2,704	987
Trade names	11	1,391	446	1,195	316
Distributor agreements	5	722	722	722	612
Patents and trademarks	13	812	29	—	—
Other	5	983	400	418	174
Total		$14,987	$3,583	$8,122	$2,329

Amortization expense for definite-lived intangible assets during fiscal year 2008, 2007, and 2006 was $1,254, $713 and $667, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2009	$1,346
2010	989
2011	989
2012	989
2013	989
2014 and thereafter	6,102

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 29, 2008	March 31, 2007
Employee compensation and related benefits	$5,592	$4,290
Plant consolidation costs	—	893
Taxes	2,198	3,140
Insurance	1,134	1,100
Other	4,565	2,429
	$13,489	$11,852

10. Debt

On August 15, 2005, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement"), among RBCA; the other Credit Parties signatory thereto; General Electric Capital Corporation, a Delaware corporation, for itself, as lender, and as agent for the lenders, concurrently with the closing of the Company's initial public offering. Pursuant to the Amended Credit Agreement, the Company increased its term loan borrowings by approximately $40,000 from $110,000 under the term loan portion of the Amended Credit Agreement. The Amended Credit Agreement provided a $55,000 revolving credit agreement (the "Amended Revolving Credit Facility") and a $150,000 term loan (the "Amended Term Loan"). The principal amount of the Amended Term Loan was to be repaid in twenty-five (25) consecutive quarterly installments commencing December 31, 2005. Each loan was secured by a lien against substantially all of the assets of the Company and subjected the Company to standard affirmative and negative covenants, as well as financial leverage tests.

On June 26, 2006, RBCA terminated the Amended Credit Agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers and Joint Lead Book Runners. The KeyBank Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment). Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the Company’s margin is 0.0% for prime rate loans and 0.625% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. The KeyBank Credit Agreement requires the Company to comply with various covenants. As of March 29, 2008, the Company was in compliance with all such covenants. The KeyBank Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the credit agreement. The Company’s obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of the Company’s and RBCA’s assets and a guaranty by the Company of RBCA’s obligations.

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement. As of March 29, 2008, $41,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Approximately $21,638 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain Industrial Development Revenue Bonds (the “IRB’s”) and insurance programs. As of March 29, 2008, RBCA had the ability to borrow up to an additional $87,362 under the KeyBank Credit Agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at March 29, 2008 was a liability of $752 and was included in other current liabilities. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

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

On December 8, 2003, Schaublin entered into a bank credit facility (the "Swiss Credit Facility") with Credit Suisse providing for 10,000 Swiss francs, or approximately $10,047, of term loan (the "Swiss Term Loan") and up to 2,000 Swiss francs, or approximately $2,009, of revolving credit loans and letters of credit (the "Swiss Revolving Credit Facility"). RBCA pledged 99.4% of the present and future share capital of Schaublin S.A. (1,366 shares) against this facility. On November 8, 2004, Schaublin amended the Swiss Credit Facility to increase the Swiss Revolving Credit Facility to 4,000 Swiss francs, or approximately $4,019. Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of March 29, 2008, there were no borrowings outstanding under the Swiss Credit Facility.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provided for borrowings up to $10,700 under two industrial development revenue bonds (Series 1994 A and B) and, during fiscal 1999, the Company entered into an additional loan agreement with the SC JEDA which provided for borrowings up to $3,000 under an industrial development revenue bond (Series 1998). The interest rate is variable and based on the 90-day U.S. Treasury Bill rate. Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provided for borrowings up to $4,800 under an industrial development revenue bond (Series 1999) (collectively, "Bonds"). The interest rate on the Bonds is variable and based on the Bond Market Association 7-day Municipal Swap Index. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. On September 4, 2007, the Company voluntarily paid off the Series 1998 bonds, the principal of which was $1,155. The Series 1994 A and B bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amount of the bonds plus not less than forty-five days' interest thereon, calculated at 12% per annum ($11,326 at March 29, 2008). The Series 1999 bonds are likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The Company's obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amount of the bonds plus not less than fifty days' interest thereon, calculated at 12% per annum ($4,879 at March 29, 2008).

The balances payable under all borrowing facilities are as follows:

	March 29, 2008	March 31, 2007
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 6.00% at March 29, 2008 and LIBOR 3.75% and 6.06% at March 29, 2008 and March 31, 2007, respectively)	$41,000	$42,000
Note Payable, payable through September 2009 (weighted average interest rate was 6.30% and 6.50% at March 29, 2008 and March 31, 2007, respectively)	1,250	750
Industrial Development Revenue Bonds
Series 1994 A, due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014, with final payment due on September 1, 2017; bears interest at a variable rate (weighted average interest rate was 5.20% and 5.76% for the fiscal years ended March 29, 2008 and March 31, 2007, respectively), payable monthly through September 2017	7,700	7,700
Series 1994 B, bears interest at a variable rate (weighted average interest rate was 5.20% and 5.76% for the fiscal years ended March 29, 2008 and March 31, 2007, respectively), payable monthly through December 2017	3,000	3,000
Series 1998, bears interest at variable rates (weighted average interest rate was 4.39% for the fiscal year ended March 31, 2007)	—	1,155
Series 1999, bearing interest at variable rates (weighted average interest rate was 3.81% and 4.05% for the fiscal years ended March 29, 2008 and March 31, 2007, respectively), payable monthly through April 2024	4,800	4,800
Total Debt	57,750	59,405
Less: Current Portion	750	750
Long-Term Debt	$57,000	$58,655

The current portion of long-term debt as of March 29, 2008 and March 31, 2007, respectively, includes a $750 note payable related to the All Power acquisition.

Maturities of debt during each of the following five fiscal years are as follows:

2009	$750
2010	1,310
2011	540
2012	41,660
2013	660

11. Obligations Under Capital Leases

Obligations under capital leases are included in other liabilities. Machinery and equipment additions under capital leases amounted to $440 and $246 in fiscal 2007 and 2006, respectively. The average imputed rate of interest on capital leases at each year end was 3.8%, 3.9% and 4.7% in fiscal 2008, 2007 and 2006, respectively.

Included in property, plant and equipment are the following assets held under capital leases:

	March 29, 2008	March 31, 2007
Machinery and equipment	$4,271	$4,077
Accumulated depreciation	(3,316)	(3,288)
	$955	$789

Future minimum lease payments under capital leases at March 29, 2008 are as follows:

2009	$231
2010	230
2011	163
2012	29
Total minimum lease payments	653
Less: amount representing interest	44
Present value of net minimum lease payments	609
Less: current maturities	211
Non-current capital lease obligations	$398

12. Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 29, 2008	March 31, 2007
Non-current pension liability	$794	$1,113
Other postretirement benefits	2,616	2,467
Non-current income tax liability	4,231	—
Other	3,407	2,927
	$11,048	$6,507

13. Pension Plans

At March 29, 2008, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut and its Bremen subsidiary plant in Plymouth, Indiana.

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

As of March 29, 2008, plan assets are comprised primarily of cash and short-term investments. The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a December 31 measurement date for its plan.

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

The following tables set forth the funded status of the Company's defined benefit pension plans and the amount recognized in the balance sheet at March 29, 2008 and March 31, 2007:

	March 29, 2008	March 31, 2007
Change in benefit obligation:
Benefit obligation at beginning of year	$18,111	$18,024
Service cost	270	484
Interest cost	1,184	1,033
Actuarial (gain) loss	2,013	(166)
Benefits paid	(1,325)	(1,264)
Benefit obligation, at measurement date	$20,253	$18,111

Change in plan assets:
Fair value of plan assets at beginning of year	$16,997	$14,267
Actual return on plan assets	2,977	2,167
Employer contributions	2,096	1,827
Benefits paid	(1,325)	(1,264)
Fair value of plan assets	$20,745	$16,997

Reconciliation of funded status:
Over (under) funded status at measurement date	$492	$(1,114)
Contributions in fourth quarter	—	360
Over (under) funded status, end of year	$492	$(754)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$1,287	$359
Non-current liability	(795)	(1,113)
Net asset (liability) recognized	$492	$(754)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$361	$2,157
Net actuarial loss	2,219	85
Accumulated other comprehensive loss	$2,580	$2,242
Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2009:
Prior service cost	$40
Net actuarial loss	64
Total	$104

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plans for the three fiscal years in the period ended March 29, 2008:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Components of net periodic benefit cost:
Service cost	$270	$484	$575
Interest cost	1,184	1,033	984
Expected return on plan assets	(1,474)	(1,309)	(1,130)
Amortization of prior service cost	8	28	39
Amortization of losses	163	166	209
Additional amount recognized due to curtailment	—	299	—
Net periodic benefit cost	$151	$701	$677

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2008	FY 2007	FY 2006
Discount rate	6.00%	5.75%	5.90%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%

The discount rate used in determining the funded status as of March 29, 2008 and March 31, 2007 was 6.25% and 6.00%, respectively.

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

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company's target allocation of plan assets was 100 percent short-term investments as of March 29, 2008 and 100% equity as of March 31, 2007.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2008.

2009	$1,272
2010	1,351
2011	1,382
2012	1,442
2013	1,452
2014-2018	8,009

The Company’s foreign operation, Schaublin, sponsors a pension plan for its approximately 160 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating AA-) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2008, 2007 and 2006, the Company made contribution and premium payments equal to $530, $476 and $445, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions which currently equal 30% of the first 6% of eligible employee compensation. Employer contributions under this plan amounted to $595, $328 and $284 in fiscal 2008, 2007 and 2006, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $175, $154 and $86 in fiscal 2008, 2007 and 2006, respectively.

14. Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton and Bremen facilities, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in “Accrued expenses and other current liabilities” and "Other non-current liabilities" in the Consolidated Balance Sheet.

The postretirement medical and life insurance benefits for the Tyson subsidiary in Glasgow, Kentucky were curtailed in the terms of the Shutdown Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. The impact of curtailment was $(437), which was included in net periodic benefit cost (income) for fiscal 2007.

Effective May 1, 2006, the postretirement medical and life insurance benefits for the Nice subsidiary in Kulpsville, Pennsylvania were curtailed in the terms of the Shutdown Agreement between RBC Nice Bearings, Inc. and the United Steelworkers of America (AFL-CIO) Local 6816-12 dated February 15, 2006. Life insurance benefits terminated July 31, 2006. Postretirement medical benefits were available until the contract expired on January 31, 2008. The impact of curtailment was $(131), which was included in net periodic benefit cost (income) for fiscal 2007.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Company's prescription drug benefit for all postretirement plans is capped at a set amount each month, which is paid to the retirees so they can obtain prescription drug coverage. As such, the Company is not self-insured for prescription drugs and the Act has no impact on the recorded obligation.

The impact of the adoption of SFAS No. 158 to other postretirement benefit plans increased current liabilities by $227, increased non-current liabilities by $332 and increased the loss in accumulated other comprehensive loss by $345, net of deferred tax provision of $214.

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 29, 2008 and March 31, 2007:

	March 29, 2008	March 31, 2007
Change in benefit obligation:
Benefit obligation at beginning of year	$2, 694	$3,455
Service cost	60	112
Interest cost	165	182
Actuarial (gain) loss	191	(188)
Benefits paid	(219)	(211)
Curtailment (gain) loss	—	(656)
Benefit obligation at end of year	$2,891	$2,694

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	219	211
Benefits paid	(219)	(211)
Fair value of plan assets at end of year	$—	$—

Funded status, end of year	$(2,891)	$(2,694)
Amounts recognized in the consolidated balance sheet:
Non-current liability	$(2,616)	$(2,467)
Current liability	(275)	(227)
Net liability recognized	$(2,891)	$(2,694)
Amounts recognized in accumulated other comprehensive (gain) loss:
Prior service credit	$(138)	$(20)
Net actuarial (gain) loss	(603)	578
Accumulated other comprehensive (gain) loss	$(741)	$558
Amounts included in accumulated other comprehensive (gain) loss expected to be recognized as components of net periodic benefit cost in 2009:
Prior service cost	$41
Net actuarial loss	26
Total	$67

	Fiscal Year Ended
Components of net periodic benefit cost:	March 29, 2008	March 31, 2007	April 1, 2006
Service cost	$60	$112	$141
Interest cost	165	182	198
Prior service cost amortization	(30)	(45)	(486)
Amount of loss recognized	38	29	117
Curtailment	—	(568)	—
Net periodic benefit cost (income)	$233	$(290)	$(30)

The Company uses a March 31 measurement date for its plans.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at March 29, 2008 and 6.00% at March 31, 2007. The discount rate used in determining the net periodic benefit cost was 6.00% for fiscal 2008, 6.25% for fiscal 2007 and 5.90% for fiscal 2006. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2008; the 1983 Group Annuity Mortality table was used to determine the postretirement net periodic benefit costs in fiscal 2007 and 2006.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2008:

2009	$275
2010	282
2011	233
2012	229
2013	224
2014-2018	1,217

15. Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Domestic	$51,660	$37,213	$15,953
Foreign	8,219	6,854	3,120
	$59,879	$44,067	$19,073

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Current:
Federal	$6,781	$3,140	$1,615
State	1,428	2,079	566
Foreign	1,269	1,087	497
	9,478	6,306	2,678
Deferred:
Federal	10,057	9,506	3,694
State	150	(224)	262
	10,207	9,282	3,956
Total	$19,685	$15,588	$6,634

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Income taxes using U.S. federal statutory rate	$20,958	$15,424	$6,676
State income taxes, net of federal benefit	887	1,101	660
Domestic production activities deduction	(907)	—	—
Foreign rate differential	(1,699)	(1,312)	(595)
Other	446	375	(107)
	$19,685	$15,588	$6,634

Net deferred tax assets (liabilities) consist of the following:

	March 29, 2008	March 31, 2007
Deferred tax assets (liabilities):
Postretirement benefits	$1,106	$740
Employee compensation accruals	1,112	1,491
Net operating losses	1,244	628
Inventory	3,839	4,839
Stock compensation	654	293
Pension	(188)	502
Other	903	1,194
Valuation allowance	197	277
Total deferred tax assets	8,867	9,964
Deferred tax liabilities:
Property, plant and equipment	(5,500)	(5,497)
Amortization of intangibles	(3,864)	(3,831)
Total deferred tax liabilities	(9,364)	(9,328)
Net deferred tax assets (liabilities)	$(497)	$636

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $28,900 at March 29, 2008 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations. Schaublin has a tax holiday that provides a 75% reduction of the statutory rate relating to its Swiss facility. This resulted in a tax benefit of approximately $1,000 and $1,200 in fiscal 2008 and fiscal 2007, respectively. This tax holiday expires in December 2009.

As the Company’s undistributed earnings in foreign subsidiaries are considered to be reinvested indefinitely, no provision for U.S. federal and state income taxes has been provided. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment of foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

At March 29, 2008, the Company has state net operating losses in different jurisdictions at varying amounts up to $13,500, which expire at various dates through 2026. The Company's tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $230 and a reduction to the April 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 1, 2007, including the cumulative effect of the adoption of FIN 48, is $3,210, substantially all of which represents liabilities that, if recognized, would impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2002. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance, April 1, 2007	$3,210
Increases for tax positions taken during the current period	668
Balance, March 29, 2008	$3,878

Included in the balance at March 29, 2008, are $3,337 of unrecognized tax benefits that would affect the annual effective tax rate.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $352 of accrued interest and penalties at March 29, 2008.

The Company does not believe that it is reasonably possible that the amount of unrecognized tax benefits will significantly decrease over the next twelve months.

16.	Stockholders' Equity

Prior to the initial public offering of common shares in August 2005, the Company had three classes of capital stock outstanding: Class B preferred stock, Class A common stock and Class B common stock. Prior to the consummation of the initial public offering, the Company effectuated a series of transactions in order to, among other things, simplify its capital structure. The Company’s simplified capital structure has two classes of authorized capital stock (common stock and preferred stock), of which only shares of common stock remained outstanding after the Company’s initial public offering. The recapitalization transaction involved a number of steps that were effectuated contemporaneously with the consummation of the Company’s initial public offering. These steps were as follows:

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

A summary of the status of the Company’s preferred stock outstanding as of March 29, 2008, March 31, 2007, April 1, 2006 and April 2, 2005 and changes during the year ended April 1, 2006 is presented below.

	Class B	Class C	Class D
Balance at April 2, 2005	240,000	—	—
Conversion of Class B preferred stock	(240,000)	306,298	240,000
Redemption of Class C preferred stock	—	(306,298)	—
Redemption of Class D preferred stock	—	—	(240,000)
Balance at April 1, 2006, March 31, 2007 and March 29, 2008	—	—	—

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

Stock Options and Warrants. Following the reclassification of the Company’s shares, all outstanding options and warrants to purchase the Company’s Class A common stock and Class B common stock became exercisable into shares of the Company’s newly created common stock in accordance with the terms of our stock option plans and stock option and warrant agreements. As of March 29, 2008, there were 1,326,577 outstanding options, 714,308 of which were exercisable. There are no outstanding warrants.

As part of its preparation for the initial public offering, the Company reassessed the value of its then Class A Common Stock given the significant improvement in the Company’s operating performance during the fiscal year ended April 2, 2005. The retrospective review indicated that the fair value of the then Class A Common Stock was in excess of the option exercise price ($8.00 per share) at the various grant dates. As a result, deferred compensation of approximately $785 was recorded for the intrinsic value of the stock (based on the 2,500 options and 179,575 options granted during fiscal 2006 and 2005, respectively), which was amortized over the vesting period. Approximately $365 and $420 was recorded as compensation expense in fiscal 2006 and 2005, respectively.

Stock Option Plans

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 option plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of March 29, 2008, there were outstanding options to purchase 3,275 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 option plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July 2011, is to be governed the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of March 29, 2008, there were outstanding options to purchase 107,300 shares of common stock granted under the 2001 option plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

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

1,139,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. Of this amount, 683,502 options were awarded to the Company’s CEO at the time of the Company’s initial public offering in August 2005 at the offering price of $14.50 per share and the remainder was reserved for grants to the Company’s employees (other than the Company’s CEO) at the discretion of the Company’s compensation committee. An amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,139,170 to 1,639,170 was approved by shareholder vote in September 2006. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,639,170 to 2,239,170 was approved by shareholder vote in September 2007. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s compensation committee will administer the plan. The Company’s board of directors also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

Stock Options. Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan (other than the initial award to the Company’s CEO discussed above), and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 29, 2008, there were outstanding options to purchase 1,216,002 shares of common stock granted under the 2005 plan, 603,733 of which were exercisable.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 29, 2008, there were 107,162 shares of restricted stock outstanding.

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

A summary of the status of the Company's warrants and stock options outstanding as of March 29, 2008, March 31, 2007 and April 1, 2006, and changes during the years ended on those dates, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Warrants/Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 31, 2007	1,294,319	$15.60
Awarded	356,200	32.21
Exercised	(323,942)	12.47
Outstanding, March 29, 2008	1,326,577	$20.83	6.7	$20,381

Exercisable, March 29, 2008	714,308	$14.51	7.0	$15,488

The fair value for the Company's options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life	5.0	4.9	7.0
Risk-free interest rate	5.0%	5.0%	3.5%
Expected volatility	35.4%	34.4%	32.0%

The weighted average fair value per share of options granted was $12.79 in fiscal 2008, $8.70 in fiscal 2007 and $6.00 in fiscal 2006.

The expected weighted-average life assumption was calculated by taking the average of the weighted vesting term and the contractual term of the options. In determining its risk-free interest rate assumption, the Company used the yield on zero-coupon U.S. Treasury strips to extrapolate a forward-yield curve. Finally, since the Company has only been public since August 2005, it used six public companies (in addition to itself), engaged in the manufacture of bearings, for the determination of the volatility.

As of March 29, 2008, there was $5,950 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.9 years. The total fair value of options that vested in fiscal 2008, 2007 and 2006 was $1,738, $0 and $5,106, respectively. The total intrinsic value of options exercised in fiscal 2008, 2007 and 2006 was $6,925, $31,523 and $25,081, respectively.

Of the total awards outstanding at March 29, 2008, 1,291,147 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $20.81, an intrinsic value of $19,863, and a weighted average contractual term of 6.7 years.

A summary of the status of the Company’s restricted stock outstanding as of March 29, 2008 and changes during the year then ended, is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 31, 2007	74,775	$22.62
Granted	49,250	32.13
Vested	(16,863)	22.68
Non-vested, March 29, 2008	107,162	$26.99

The Company recorded $272 (net of taxes of $169) in compensation in fiscal 2008 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $2,477 at March 29, 2008. This cost is expected to be recognized over a weighted average period of approximately 3.6 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,893, $3,708 and $1,936 in fiscal 2008, 2007 and 2006, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2008, 2007 and 2006 aggregated $1,347, $1,356 and $1,220, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2009	$4,132
2010	3,513
2011	3,308
2012	2,850
2013	1,264
2014 and thereafter	4,775
$19,842

As of March 29, 2008, approximately 13% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2009 or 2010.

Investigation and remediation of contamination is ongoing at some of the Company's sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company's facilities in Hartsville, South Carolina and Fairfield, Connecticut. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit the Company to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is in the early stages. Although there can be no assurance, the Company does not expect any of those to be material.

The Company received notice in 2003 from the U.S. Environmental Protection Agency that the Company had been named a potentially responsible de minimis party for past disposal of hazardous substances at the Operating Industries, Inc. Landfill in Monterey, Calif. Any such disposal would have been conducted prior to the Company's ownership, and the Company notified the former owners of a potential claim for indemnification based on the indemnity described above. The Company is currently negotiating a de minimis settlement with the U.S. Environmental Protection Agency and expects that any settlement, even if the Company is unsuccessful in obtaining indemnification, will not be material to its financial position or results of operations.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its financial position or results of operations. The Company currently maintains insurance coverage for product liability claims.

18.	U.S. Continued Dumping and Subsidy Offset Act (CDSOA) Payment

On December 7, 2007, the Company received approximately $255 in payments under the U.S. Continued Dumping and Subsidy Act (CDSOA) for 2007. On December 1, 2006, respectively, the Company received approximately $1,229 in payments under the CDSOA for 2006. The CDSOA distributes antidumping duties paid by overseas companies to qualified domestic firms hurt by unfair trade. These payments have been classified below Operating Income in “Other non-operating expense (income)” on the Consolidated Statements of Operations.

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

20.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Management fees	$—	$—	$173
Loss on disposition of assets	131	1,917	24
Plant consolidation and moving costs	481	3,188	1,024
Provision for doubtful accounts	114	183	244
Amortization of intangibles	1,254	713	667
Other expense (income)	(156)	(67)	292
	$1,824	$5,934	$2,424

21.	Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure, and their information is combined and disclosed as "Other". There is also a segment reflecting corporate charges.

The Company has four reportable business segments engaged in the manufacture and sale of the following:

Roller Bearings. Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.

Plain Bearings. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consists of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components.

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

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales, operating income and total assets. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment's operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Fiscal Year Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Net External Sales
Roller	$97,019	$92,123	$96,466
Plain	154,535	143,907	115,091
Ball	56,677	50,466	46,378
Other	22,369	19,566	16,574
	$330,600	$306,062	$274,509
Operating Income
Roller	$28,818	$18,766	$23,340
Plain	40,982	41,163	30,955
Ball	14,284	12,523	9,692
Other	2,669	2,200	1,478
Corporate	(23,903)	(22,733)	(26,886)
	$62,850	$51,919	$38,579
Total Assets
Roller	$88,053	$64,491	$52,545
Plain	203,201	168,350	142,957
Ball	37,303	27,417	21,023
Other	11,773	7,595	6,932
Corporate	(3,218)	5,860	52,466
	$337,112	$273,713	$275,923
Capital Expenditures
Roller	$10,611	$10,872	$4,390
Plain	3,919	2,502	3,490
Ball	2,084	1,374	1,130
Other	1,065	1,007	832
Corporate	79	419	499
	$17,758	$16,174	$10,341
Depreciation & Amortization
Roller	$3,363	$3,355	$3,073
Plain	4,534	3,653	3,035
Ball	732	601	1,299
Other	1,299	1,238	1,151
Corporate	537	799	773
	$10,465	$9,646	$9,331
Geographic External Sales
Domestic	$280,510	$265,644	$243,576
Foreign	50,090	40,418	30,933
	$330,600	$306,062	$274,509
Geographic Long-Lived Assets
Domestic	$69,975	$57,910	$55,224
Foreign	3,268	3,299	2,804
	$73,243	$61,209	$58,028
Intersegment Sales
Roller	$8,298	$8,512	$9,412
Plain	1,417	1,017	851
Ball	7,105	5,053	5,099
Other	17,093	14,825	13,313
	$33,913	$29,407	$28,675

All intersegment sales are eliminated in consolidation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 29, 2008.

The effectiveness of our internal control over financial reporting as of March 29, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut
May 22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended March 29, 2008, and our report dated May 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
May 22, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 29, 2008 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

(a) 2. Financial Statement Schedules

All schedules have been omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

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

10.2
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

10.5
Agreement of Lease between Robear West Trenton Associates, L.P. and Roller Bearing Company of America, Inc., dated February 10, 1999, for West Trenton, New Jersey premises filed as Exhibit 10.6 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.6
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

10.16
Employment Agreement, dated as of July 1, 2005, between the Company and Michael J. Hartnett, Ph.D filed as Exhibit 10.19 to Amendment No. 4 to the Registration Statement dated August 8, 2005 is hereby incorporated by reference herein.

10.17
Amended and Restated Promissory Note, dated as of December 15, 2000, for $500,000, made by Michael J. Hartnett, Ph.D. and payable to Roller Bearing Company of America, Inc filed as Exhibit 10.20 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.18
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

10.25
Letter Agreement by and among RBC Bearings Incorporated, Roller Bearing Company of America, Inc. Whitney & Co. and Dr. Michael J. Hartnett dated June 17, 2005, as filed as Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1 dated July 26, 2005, is hereby incorporated by reference herein.

10.26
Second Amended and Restated Stockholders' Agreement by and among RBC Bearings Incorporated, Whitney RBHC Investor, LLC, Whitney V.L.P., Dr. Michael J. Hartnett and Hartnett Family Investments, L.P. dated February 6, 2003 filed as Exhibit 10.37 to Amendment No. 4 to the Registration Statement dated August 9, 2005 is hereby incorporated by reference herein.

10.27
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

10.28	Purchase Agreement dated August 9, 2005 filed as Exhibit 1.1 to Form 8-K dated August 15, 2005 is hereby incorporated by reference herein.

10.29	Purchase Agreement dated April 11, 2006 filed as Exhibit 1.1 to Form 8-K dated April 13, 2006 is hereby incorporated by reference herein.

10.30
Credit Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, KeyBank National Association, J.P. Morgan Securities Inc. and LaSalle Bank National Association, filed as Exhibit 99.1 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.31
Parent Guaranty, dated as of June 26, 2006, by RBC Bearings Incorporated, in favor of KeyBank National Association, filed as Exhibit 99.2 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.32
Security Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and KeyBank National Association, filed as Exhibit 99.3 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.33	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.34
Amendment No. 2 to Credit Agreement, dated as of September 10, 2007 by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 10.1 on Form 8-K dated September 10, 2007 is hereby incorporated by reference herein.

10.35
Agreement between RBC Heim Bearings and Local No. 376 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America effective February 1, 2008 filed as Exhibit 10.5 on Form 10-Q dated February 7, 2008 is hereby incorporated by reference herein.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 28 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Dr. Michael J. Hartnett	Chairman, President and Chief Executive Officer
Dr. Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 28, 2008

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: May 28, 2008

/s/ Thomas Burigo	Corporate Controller
Thomas Burigo
Date: May 28, 2008

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 28, 2008

/s/ William P. Killian	Director
William P. Killian
Date: May 28, 2008

/s/ Alan B. Levine	Director
Alan B. Levine
Date: May 28, 2008

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 28, 2008

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: May 28, 2008