Form 10-Q
period 2008-06-28
RBC Bearings INC
filed 2008-08-07
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number: 333-124824

RBC Bearings Incorporated (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4372080 (I.R.S. Employer Identification No.)

One Tribology Center Oxford, CT (Address of principal executive offices)	06478 (Zip Code)

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
Large Accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 30, 2008, RBC Bearings Incorporated had 21,783,686 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 28, 2008	March 29, 2008
ASSETS	(Unaudited)
Current assets:
Cash	$13,397	$9,859
Accounts receivable, net of allowance for doubtful accounts of $1,100 at June 28, 2008 and $1,018 at March 29, 2008	64,044	66,137
Inventory	129,549	123,820
Deferred income taxes	4,793	5,567
Prepaid expenses and other current assets	6,330	9,976
Total current assets	218,113	215,359
Property, plant and equipment, net	76,729	73,243
Goodwill	32,488	31,821
Intangible assets, net of accumulated amortization of $3,957 at June 28, 2008 and $3,583 at March 29, 2008	13,090	11,404
Other assets	4,941	5,285
Total assets	$345,361	$337,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,308	$24,851
Accrued expenses and other current liabilities	15,336	13,489
Current portion of long-term debt	750	750
Total current liabilities	42,394	39,090
Long-term debt, less current portion	50,500	57,000
Deferred income taxes	6,367	6,064
Other non-current liabilities	11,554	11,048
Total liabilities	110,815	113,202

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 28, 2008 and March 29, 2008; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 28, 2008 and March 29, 2008; issued and outstanding shares: 21,782,186 shares at June 28, 2008 and March 29, 2008, respectively	218	218
Additional paid-in capital	184,837	184,285
Accumulated other comprehensive income	1,058	1,312
Retained earnings	52,371	41,688
Treasury stock, at cost, 123,553 shares at June 28, 2008 and 113,322 shares at March 29, 2008	(3,938)	(3,593)
Total stockholders' equity	234,546	223,910
Total liabilities and stockholders' equity	$345,361	$337,112

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 28, 2008	June 30, 2007
Net sales	$92,380	$79,823
Cost of sales	61,825	52,378
Gross margin	30,555	27,445
Operating expenses:
Selling, general and administrative	13,127	11,302
Other, net	382	362
Total operating expenses	13,509	11,664
Operating income	17,046	15,781
Interest expense, net	681	980
Loss on early extinguishment of debt	319	—
Other non-operating income	(83)	(114)
Income before income taxes	16,129	14,915
Provision for income taxes	5,446	5,090
Net income	$10,683	$9,825

Net income per common share:
Basic	$0.50	$0.46
Diluted	$0.49	$0.45
Weighted average common shares:
Basic	21,561,375	21,377,482
Diluted	21,782,020	21,882,470

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Three Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$ 10,683	$ 9,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,792	2,172
Deferred income taxes	1,077	1,786
Amortization of intangible assets	374	241
Amortization of deferred financing costs	59	51
Stock-based compensation	552	350
Loss on disposition of assets	30	10
Loss on early extinguishment of debt (non-cash portion)	319	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,139	(3,091)
Inventory	(3,981)	(3,798)
Prepaid expenses and other current assets	3,666	(1,122)
Other non-current assets	33	(2)
Accounts payable	1,249	4,362
Accrued expenses and other current liabilities	1,114	246
Other non-current liabilities	607	2,400
Net cash provided by operating activities	21,713	13,430

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,569)	(6,623)
Acquisition of businesses, net of cash acquired	(6,579)	(4,360)
Proceeds from sale of assets	18	4
Net cash used in investing activities	(11,130)	(10,979)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	9,000	(4,000)
Exercise of stock options	—	1,043
Repurchase of common stock	(345)	—
Retirement of industrial revenue bonds	(15,500)	—
Principal payments on capital lease obligations	(48)	(51)
Net cash used in financing activities	(6,893)	(3,008)

Effect of exchange rate changes on cash	(152)	(12)

Cash and cash equivalents:
Increase (decrease) during the period	3,538	(569)
Cash, at beginning of period	9,859	5,184
Cash, at end of period	$13,397	$4,615

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$630	$935
Income taxes	$1,112	$510

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 29, 2008 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

The consolidated financial statements include the accounts of RBC Bearings Incorporated and its wholly-owned subsidiary, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”) and RBC CBS Coastal Bearing Services LLC (“CBS”), as well as the Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), A.I.D. Company (“AID”), BEMD Company (“BEMD”) and PIC Design (“PIC Design”) divisions of RBCA. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three month period ended June 28, 2008 are not necessarily indicative of the operating results for the full year. The three month periods ended June 28, 2008 and June 30, 2007 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, and long-lived assets measured at fair value for impairment assessment. The adoption of SFAS No. 157 as of the beginning of the 2009 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities. The Company plans to adopt the remaining provisions of SFAS No. 157 as of the beginning of its 2010 fiscal year and is currently assessing the impact adoption will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company chose to not adopt the fair value measurement provisions of SFAS No. 159.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

In comparison to current practice, the most significant changes to business combination accounting pursuant to SFAS No. 141(R) include requirements to:

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

The premise of SFAS No. 160 is based on the economic entity concept of consolidated financial statements. Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010. Early adoption is prohibited. The Company is currently assessing the impact that SFAS No. 141(R) and SFAS No. 160 will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008, which for the Company is the fourth quarter of fiscal 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. The Company is currently assessing the impact that SFAS No. 161 will have on its results of operations and financial position.

1.	Acquisition

On June 6, 2008, the Company acquired the assets of Precision Industrial Components LLC (“PIC Design”) for $6,579 in cash and the assumption of certain liabilities. As a result of the acquisition, the Company recorded amortizable intangible assets of $1,500, fixed assets of $1,579, goodwill of $652, other long-term assets of $57, other long-term liabilities of $420 and $3,211 of working capital. PIC Design, located in Middlebury, Connecticut, is a manufacturer and supplier of tight-tolerance, precision mechanical components for use in the motion control industry. PIC Design is included in the Other segment. Proforma net sales and net income inclusive of PIC Design are not materially different from those previously reported.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 28, 2008	June 30, 2007

Net income	$10,683	$9,825

Denominator for basic net income per common share—weighted-average shares	21,561,375	21,377,482
Effect of dilution due to employee stock options	220,645	504,988
Denominator for diluted net income per common share — weighted-average shares	21,782,020	21,882,470

Basic net income per common share	$0.50	$0.46

Diluted net income per common share	$0.49	$0.45

3.	Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 28, 2008	March 29, 2008
Raw materials	$11,505	$11,561
Work in process	41,206	38,488
Finished goods	76,838	73,771
	$129,549	$123,820

4.	Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended
	June 28, 2008	June 30, 2007
Net income	$10,683	$9,825
Net prior service cost and actuarial losses, net of tax benefit of $8	(14)	—
Change in fair value of derivatives, net of taxes of $312	504	—
Foreign currency translation adjustments	(744)	(77)
Total comprehensive income	$10,429	$9,748

5.	Debt

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at June 28, 2008 was an asset of $64 and was included in other current assets. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4,800. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7,700 and $3,000, respectively. The Company recorded a non-cash pre-tax charge of approximately $319 in the three month period ended June 28, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

The balances payable under all borrowing facilities are as follows:

	June 28, 2008	March 29, 2008
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 5.00% and 5.25% at June 28, 2008 and March 29, 2008, respectively, and LIBOR 2.50% and 2.69% at June 28, 2008 and March 29, 2008, respectively)	$50,000	$41,000
Note Payable, payable through September 2009	1,250	1,250
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate payable monthly through September 2017	—	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	—	3,000
Series 1999, bearing interest at variable rates, payable monthly through April 2024	—	4,800
Total Debt	51,250	57,750
Less: Current Portion	750	750
Long-Term Debt	$50,500	$57,000

The current portion of long-term debt as of June 28, 2008 and March 29, 2008 includes a $750 note payable related to the All Power acquisition.

6.	Income Taxes

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

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months. There have been no material changes to the total amount of urecognized tax benefits during the three months ended June 28, 2008.

The effective income tax rates for the three month periods ended June 28, 2008 and June 30, 2007 were 33.8% and 34.1%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

7.	Reportable Segments

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

Other. Other consists of four minor operating locations that do not fall into the above segmented categories. The Company produces precision ground ball bearing screws at its LPP plant that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. The Company's Schaublin location produces precision machine tool collets that provide effective part holding and accurate part location during machining operations. The Company’s BEMD plant provides machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets. The Company’s PIC Design division provides tight-tolerance, precision mechanical components for use in the motion control industry.

Corporate. Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended
	June 28, 2008	June 30, 2007
Net External Sales
Roller	$24,957	$23,643
Plain	43,715	37,720
Ball	15,046	13,421
Other	8,662	5,039
	$92,380	$79,823

Operating Income
Roller	$7,088	$7,219
Plain	11,087	10,045
Ball	3,610	3,457
Other	981	617
Corporate	(5,720)	(5,557)
	$17,046	$15,781

Geographic External Sales
Domestic	$77,098	$68,253
Foreign	15,282	11,570
	$92,380	$79,823

Intersegment Sales
Roller	$2,466	$2,156
Plain	651	269
Ball	1,981	1,576
Other	4,683	4,370
	$9,781	$8,371

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

 The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 29, 2008. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 26 facilities of which 23 are manufacturing facilities in four countries.

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

Outlook

Backlog, as of June 28, 2008, was $239.9 million versus $185.0 million as of June 30, 2007. We continue to see positive momentum from the diversified industrial, aerospace and defense markets. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 28, 2008	June 30, 2007
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	33.1	34.4
Selling, general and administrative	14.2	14.2
Other, net	0.4	0.4
Operating income	18.5	19.8
Interest expense, net	0.7	1.2
Loss on early extinguishment of debt	0.3	—
Other non-operating income	—	(0.1)
Income before income taxes	17.5	18.7
Provision for income taxes	5.9	6.4
Net income	11.6%	12.3%

Three Month Period Ended June 28, 2008 Compared to Three Month Period Ended June 30, 2007

Net Sales. Net sales for the three month period ended June 28, 2008 were $92.4, an increase of $12.6 million, or 15.7%, compared to $79.8 million for the same period in the prior year. During the three month period ended June 28, 2008, we experienced net sales growth in all four of our business segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 18.9% in the first quarter of fiscal 2009 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $2.9 million contribution of newly-acquired divisions AID and BEMD. Our net sales to our diversified industrial customers increased 12.2% in the first quarter of fiscal 2009 compared to the same period last year. Our core markets of construction, mining, semiconductor capital equipment and general industrial distribution grew 12.2%. The inclusion of our CBS and PIC Design acquisitions contributed $1.5 million towards this increase.

The Plain Bearings segment achieved net sales of $43.7 million for the three month period ended June 28, 2008, an increase of $6.0 million, or 15.9%, compared to $37.7  million for the same period in the prior year. The commercial and military aerospace market grew $4.3 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers, continued demand for aftermarket product and $1.4 million from the inclusion of AID. This was complemented by a $0.3 million increase in net sales to our diversified industrial customers.

The Roller Bearings segment achieved net sales of $25.0 million for the three month period ended June 28, 2008, an increase of $1.3 million, or 5.6%, compared to $23.6 million for the same period in the prior year. This net sales growth was primarily attributable to strong general industrial demand which contributed $0.8 million and the inclusion of Phoenix, which accounted for $0.5 million of the increase compared to the same period last fiscal year.

The Ball Bearings segment achieved net sales of $15.0 million for the three month period ended June 28, 2008, an increase of $1.6 million, or 12.1%, compared to $13.4 million for the same period in the prior year. Sales to the industrial sector increased $1.1 million, including $0.9 million due to the addition of CBS. Increased aerospace and defense demand contributed $0.5 million of the increase compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $8.7 million for the three month period ended June 28, 2008, an increase of $3.6 million, or 71.9%, compared to $5.0 million for the same period last year. This increase was due to increased sales of machine tool collets in Europe combined with $2.2 million from the inclusion of BEMD and PIC Design.

Gross Margin. Gross margin was $30.6 million, or 33.1% of net sales, for the three month period ended June 28, 2008, versus $27.4 million, or 34.4% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was primarily the result of start-up costs for our large bearing product lines and the inclusion of five recent acquisitions which are operating at lower gross margin levels.

Selling, General and Administrative. SG&A expenses increased by $1.8 million, or 16.1%, to $13.1 million for the three month period ended June 28, 2008 compared to $11.3 million for the same period in fiscal 2008. As a percentage of net sales, SG&A remained flat at 14.2% for the three month periods ended June 28, 2008 and June 30, 2007, respectively. The increase of $1.8 million was primarily due to additional personnel necessary to support our increased volume, $0.4 million from the inclusion of CBS, AID, BEMD and PIC Design and $0.2 million of incremental stock compensation expense.

Other, net. Other, net for the three month period ended June 28, 2008 of $0.4 million was flat with the comparable period in fiscal 2008. For the three month period ended June 28, 2008, other, net consisted of $0.4 million of amortization of intangibles and $0.1 million of facility moving costs offset by other miscellaneous income of $0.1 million. For the three month period ended June 30, 2007, other, net consisted of $0.2 million of amortization of intangibles and $0.2 million of other expenses.

Operating Income. The increase in operating income in three of our four segments was driven primarily by a shift in mix toward higher margin products and increased manufacturing efficiency. Our operating income as a percentage of net sales declined in all four of our business segments as a result of start-up costs for our large bearing product lines and the inclusion of five recent acquisitions which are operating at lower gross margin levels.

Operating income was $17.0 million, or 18.5% of net sales, for the three month period ended June 28, 2008 compared to $15.8 million, or 19.8% of net sales, for the three month period ended June 30, 2007. Operating income for the Plain Bearings segment was $11.1 million for the three month period ended June 28, 2008, or 25.4% of net sales, compared to $10.0 million for the same period last year, or 26.6% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended June 28, 2008 of $7.1 million, or 28.4% of net sales, compared to $7.2 million, or 30.5% of net sales, for the three month period ended June 30, 2007. Our Ball Bearings segment achieved an operating income of $3.6 million, or 24.0% of net sales, for the three month period ended June 28, 2008, compared to $3.5 million, or 25.8% of net sales, for the same period in fiscal 2008. Our Other segment achieved an operating income of $1.0 million, or 11.3% of net sales, for the three month period ended June 28, 2008, compared to $0.6 million, or 12.2% of net sales, for the same period in fiscal 2008.

Interest Expense, net. Interest expense, net decreased by $0.3 million, or 30.5%, to $0.7 million in the three month period ended June 28, 2008, compared to $1.0 million in the same period last fiscal year, mainly driven by debt reduction.

Loss on Early Extinguishment of Debt. For the three month period ended June 28, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Income Before Income Taxes. Income before taxes increased by $1.2 million, to $16.1 million for the three month period ended June 28, 2008 compared to $14.9 million for the three month period ended June 30, 2007.

Income Taxes. Income tax expense for the three month period ended June 28, 2008 was $5.4 million compared to $5.1 million for the three month period ended June 30, 2007. Our effective income tax rate for the three month period ended June 28, 2008 was 33.8% compared to 34.1% for the three month period ended June 30, 2007. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income. Net income increased by $0.9 million to $10.7 million for the three month period ended June 28, 2008 compared to $9.8 million for the three month period ended June 30, 2007.

Liquidity and Capital Resources

Liquidity

Our credit agreement (the “KeyBank Credit Agreement”) provides the Company with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations. Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20,000, was amended to increase the limit to an amount not to exceed $30,000. As of June 28, 2008, $50.0 million was outstanding under the KeyBank Credit Agreement. Approximately $5.4 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of June 28, 2008, we had the ability to borrow up to an additional $94.6 million under the KeyBank Credit Agreement.

Schaublin’s bank credit facility (the “Swiss Credit Facility”) with Credit Suisse provides for 10.0 million Swiss francs, or approximately $9.8 million, of term loan (the “Swiss Term Loan”) and up to 4.0 million Swiss francs, or approximately $3.9 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of June 28, 2008, there were no borrowings outstanding under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The new program, which does not have an expiration date, replaces a $7.5 million program that expired on March 31, 2007. As of June 28, 2008, 86,197 shares have been repurchased under this plan for an aggregate cost of $2.9 million.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4.8 million. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7.7 million and $3.0 million, respectively. The Company recorded a non-cash pre-tax charge of approximately $0.3 million in the three month period ended June 28, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

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

Cash Flows

Three Month Period Ended June 28, 2008 Compared to the Three Month Period Ended June 30, 2007

In the three month period ended June 28, 2008, we generated cash of $21.7 million from operating activities compared to $13.4 million for the three month period ended June 30, 2007. The increase of $8.3 million was mainly a result of an increase in net income of $0.9 million, a change in operating assets and liabilities of $6.8 million and the net of non-cash charges of $0.6 million.

Cash used for investing activities for the three month period ended June 28, 2008 included $4.6 million related to capital expenditures compared to $6.6 million for the three month period ended June 30, 2007. Investing activities in the three month period ended June 28, 2008 also included $6.6 million related to the acquisition of PIC Design.

Financing activities used $6.9 million in the three month period ended June 28, 2008. We used $15.5 million for the payoff of industrial revenue bonds, $0.3 million for the repurchase of common stock and $0.1 million for the payment of capital lease obligations offset by a net increase in our revolving credit facility of $9.0 million.

Capital Expenditures

Our capital expenditures were $4.6 million for the three month period ended June 28, 2008. We expect to make capital expenditures of approximately $15.0 to $20.0 million during fiscal 2009 in connection with our existing business and the expansion into the large bearing market segment. We intend to fund our fiscal 2009 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of June 28, 2008, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of June 28, 2008, our margin is 0.0% for prime rate loans (prime rate at June 28, 2008 was 5.00%) and 0.625% for LIBOR rate loans (one month LIBOR rate at June 28, 2008 was 2.50%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of June 28, 2008, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 39% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $20.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.2 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at June 28, 2008.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 17% of our net sales were denominated in foreign currencies in the the first quarter of fiscal 2009 compared to 14% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 28, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2008, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 28, 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2008.

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

Total share repurchases for the three months ended June 28, 2008 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/30/2008-04/26/2008	—	—	—	$7,458
04/27/2008-05/24/2008	231	$37.42	231	7,450
05/25/2008-06/28/2008	10,000	33.64	10,000	$7,113
Total	10,231	$33.75	10,231

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 7, 2008

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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