Form 10-Q
period 2008-09-27
RBC Bearings INC
filed 2008-11-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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

As of October 30, 2008, RBC Bearings Incorporated had 21,796,486 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 27, 2008	March 29, 2008
ASSETS	(Unaudited)
Current assets:
Cash	$9,262	$9,859
Accounts receivable, net of allowance for doubtful accounts of $1,099 at September 27, 2008 and $1,018 at March 29, 2008	66,836	66,137
Inventory	131,136	123,820
Deferred income taxes	5,404	5,567
Prepaid expenses and other current assets	9,589	9,976
Total current assets	222,227	215,359
Property, plant and equipment, net	79,718	73,243
Goodwill	32,832	31,821
Intangible assets, net of accumulated amortization of $4,348 at September 27, 2008 and $3,583 at March 29, 2008	13,266	11,404
Other assets	4,995	5,285
Total assets	$353,038	$337,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,196	$24,851
Accrued expenses and other current liabilities	16,167	13,489
Current portion of long-term debt	1,190	750
Total current liabilities	42,553	39,090
Long-term debt, less current portion	50,000	57,000
Deferred income taxes	6,303	6,064
Other non-current liabilities	11,353	11,048
Total liabilities	110,209	113,202

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 27, 2008 and March 29, 2008; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 27, 2008 and March 29, 2008; issued and outstanding shares: 21,796,486 at September 27, 2008 and 21,782,186 at March 29, 2008	218	218
Additional paid-in capital	185,742	184,285
Accumulated other comprehensive income (loss)	(987)	1,312
Retained earnings	61,959	41,688
Treasury stock, at cost, 129,032 shares at September 27, 2008 and 113,322 shares at March 29, 2008	(4,103)	(3,593)
Total stockholders' equity	242,829	223,910
Total liabilities and stockholders' equity	$353,038	$337,112
See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$94,294	$78,232	$186,674	$158,055
Cost of sales	64,077	51,995	125,902	104,373
Gross margin	30,217	26,237	60,772	53,682
Operating expenses:
Selling, general and administrative	13,952	11,888	27,079	23,190
Other, net	1,097	354	1,479	716
Total operating expenses	15,049	12,242	28,558	23,906
Operating income	15,168	13,995	32,214	29,776
Interest expense, net	650	919	1,331	1,899
Loss on early extinguishment of debt	—	27	319	27
Other non-operating expense (income)	249	(238)	166	(352)
Income before income taxes	14,269	13,287	30,398	28,202
Provision for income taxes	4,681	4,538	10,127	9,628
Net income	$9,588	$8,749	$20,271	$18,574
Net income per common share:
Basic	$0.44	$0.41	$0.94	$0.87
Diluted	$0.44	$0.40	$0.93	$0.85
Weighted average common shares:
Basic	21,567,551	21,431,498	21,564,463	21,404,490
Diluted	21,761,677	21,813,063	21,771,849	21,800,754

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$20,271	$18,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,651	4,411
Excess tax benefits from stock-based compensation	(99)	—
Deferred income taxes	404	1,803
Amortization of intangible assets	765	535
Amortization of deferred financing costs	115	109
Stock-based compensation	1,105	514
Loss on disposition of assets	375	23
Loss on early extinguishment of debt (non-cash portion)	319	27
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(520)	1,086
Inventory	(6,820)	(7,686)
Prepaid expenses and other current assets	393	(1,311)
Other non-current assets	(1,107)	(346)
Accounts payable	403	1,774
Accrued expenses and other current liabilities	2,313	2,463
Other non-current liabilities	375	1,614
Net cash provided by operating activities	23,943	23,590

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,020)	(11,129)
Acquisition of businesses, net of cash acquired	(6,579)	(7,947)
Proceeds from sale of assets	525	14
Net cash used in investing activities	(17,074)	(19,062)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	9,000	(4,000)
Exercise of stock options	253	1,384
Excess tax benefits from stock-based compensation	99	—
Repurchase of common stock	(510)	(235)
Retirement of industrial revenue bonds	(15,500)	(1,155)
Payments on notes payable	(60)	—
Principal payments on capital lease obligations	(97)	(95)
Financing fees paid in connection with senior credit facility	(5)	(20)
Net cash used in financing activities	(6,820)	(4,121)

Effect of exchange rate changes on cash	(646)	181

Cash and cash equivalents:
(Decrease) increase during the period	(597)	588
Cash, at beginning of period	9,859	5,184
Cash, at end of period	$9,262	$5,772

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,218	$1,548
Income taxes	$9,840	$1,891

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

The results of operations for the three month and six month periods ended September 27, 2008 are not necessarily indicative of the operating results for the full year. The six month periods ended September 27, 2008 and September 29, 2007 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, and long-lived assets measured at fair value for impairment assessment. The adoption of SFAS No. 157 as of the beginning of the 2009 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities. The Company plans to adopt the remaining provisions of SFAS No. 157 as of the beginning of its 2010 fiscal year and does not expect SFAS No. 157 to have a material impact on its results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008, which for the Company is the fourth quarter of fiscal 2009. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. The Company does not expect SFAS No. 161 to have a material impact on its results of operations and financial position.

1. Acquisition

On June 6, 2008, the Company acquired the assets of Precision Industrial Components LLC (“PIC Design”) for $6,579 in cash and the assumption of certain liabilities. As a result of the acquisition, the Company recorded intangible assets of $1,055, fixed assets of $1,678, goodwill of $998, other long-term assets of $57, other long-term liabilities of $420 and $3,211 of working capital. PIC Design, located in Middlebury, Connecticut, is a manufacturer and supplier of tight-tolerance, precision mechanical components for use in the motion control industry. PIC Design is included in the Other segment. Proforma net sales and net income inclusive of PIC Design are not materially different from those previously reported.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income	$9,588	$8,749	$20,271	$18,574

Denominator for basic net income per common share—weighted-average shares	21,567,551	21,431,498	21,564,463	21,404,490
Effect of dilution due to employee stock options	194,126	381,565	207,386	396,264
Denominator for diluted net income per common share — weighted-average shares	21,761,677	21,813,063	21,771,849	21,800,754

Basic net income per common share	$0.44	$0.41	$0.94	$0.87

Diluted net income per common share	$0.44	$0.40	$0.93	$0.85

3. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 27, 2008	March 29, 2008
Raw materials	$12,155	$11,561
Work in process	42,034	38,488
Finished goods	76,947	73,771
	$131,136	$123,820

4. Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$9,588	$8,749	$20,271	$18,574
Net prior service cost and actuarial losses, net of taxes	(13)	28	(27)	28
Change in fair value of derivatives, net of taxes	(87)	—	417	—
Foreign currency translation adjustments	(1,945)	980	(2,689)	903
Total comprehensive income	$7,543	$9,757	$17,972	$19,505

5. Debt

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at September 27, 2008 was a liability of $77 and was included in other current liabilities. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4,800. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7,700 and $3,000, respectively. The Company recorded a non-cash pre-tax charge of approximately $319 in the six month period ended September 27, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

The balances payable under all borrowing facilities are as follows:

	September 27, 2008	March 29, 2008
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 5.00% and 5.25% at September 27, 2008 and March 29, 2008, respectively, and LIBOR 3.69% and 2.69% at September 27, 2008 and March 29, 2008, respectively)	$50,000	$41,000
Note Payable, payable through September 2009	1,190	1,250
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate payable monthly through September 2017	—	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	—	3,000
Series 1999, bearing interest at variable rates, payable monthly through April 2024	—	4,800
Total Debt	51,190	57,750
Less: Current Portion	1,190	750
Long-Term Debt	$50,000	$57,000

The current portion of long-term debt as of September 27, 2008 include $440 notes payable related to the acquisitions of AID and BEMD and a $750 note payable related to the All Power acquisition.

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

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months. There have been no material changes to the total amount of urecognized tax benefits during the three and six month periods ended September 27, 2008.

The effective income tax rates for the three and six month periods ended September 27, 2008 and September 29, 2007 were 32.8% and 34.2% and 33.3% and 34.1%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

Other. Other consists of four minor operating locations that do not fall into the above segmented categories. The Company produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. The Company's Schaublin location produces precision machine tool collets that provide effective part holding and accurate part location during machining operations. The Company’s BEMD plant provides machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets. The Company’s PIC Design division provides tight-tolerance, precision mechanical components for use in the motion control industry.

Corporate. Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net External Sales
Roller	$25,666	$23,107	$50,623	$46,750
Plain	43,181	36,175	86,896	73,895
Ball	16,555	13,832	31,601	27,253
Other	8,892	5,118	17,554	10,157
	$94,294	$78,232	$186,674	$158,055
Operating Income
Roller	$6,770	$6,666	$13,858	$13,885
Plain	10,955	9,566	22,042	19,611
Ball	3,631	3,204	7,241	6,661
Other	272	392	1,253	1,009
Corporate	(6,460)	(5,833)	(12,180)	(11,390)
	$15,168	$13,995	$32,214	$29,776
Geographic External Sales
Domestic	$80,182	$66,708	$157,280	$134,961
Foreign	14,112	11,524	29,394	23,094
	$94,294	$78,232	$186,674	$158,055

Intersegment Sales
Roller	$2,763	$2,125	$5,229	$4,281
Plain	411	233	1,062	502
Ball	2,211	1,857	4,192	3,433
Other	5,020	4,201	9,703	8,571
	$10,405	$8,416	$20,186	$16,787

All intersegment sales are eliminated in consolidation.

8. Restructuring of Operations

In September 2008, the Company began the consolidation of its Walterboro, South Carolina plant. This consolidation resulted in a charge of $606 of which $244 was related to the net disposal and impairment of fixed assets, $197 was for impairment of excess inventory and $165 for severance costs. An additional $600 in period costs is expected to be incurred in the third quarter of this fiscal year.

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

Outlook

Backlog, as of September 27, 2008, was $239.9 million versus $191.2 million as of September 29, 2007. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.0	33.5	32.6	34.0
Selling, general and administrative	14.8	15.2	14.5	14.7
Other, net	1.1	0.4	0.8	0.4
Operating income	16.1	17.9	17.3	18.9
Interest expense, net	0.7	1.2	0.7	1.2
Loss on early extinguishment of debt	—	—	0.2	—
Other non-operating income	0.3	(0.3)	0.1	(0.2)
Income before income taxes	15.1	17.0	16.3	17.9
Provision for income taxes	4.9	5.8	5.4	6.1
Net income	10.2	11.2	10.9	11.8

Three Month Period Ended September 27, 2008 Compared to Three Month Period Ended September 29, 2007

Net Sales. Net sales for the three month period ended September 27, 2008 were $94.3 million, an increase of $16.1 million, or 20.5%, compared to $78.2 million for the same period in the prior year. During the three month period ended September 27, 2008, we experienced net sales growth in all four of our business segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 31.0% in the three month period ended September 27, 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $3.2 million contribution of newly-acquired divisions AID, BEMD and PIC Design. Our net sales to our diversified industrial customers increased 9.9% in the three month period ended September 27, 2008 compared to the same period last year. The inclusion of our PIC Design acquisition contributed $1.8 million towards this increase.

The Plain Bearings segment achieved net sales of $43.2 million for the three month period ended September 27, 2008, an increase of $7.0 million, or 19.4%, compared to $36.2  million for the same period in the prior year. The commercial and military aerospace market grew $5.3 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers, continued demand for aftermarket product and $1.5 million from the inclusion of AID. This was complemented by a $1.7 million increase in net sales to our diversified industrial customers.

The Roller Bearings segment achieved net sales of $25.7 million for the three month period ended September 27, 2008, an increase of $2.6 million, or 11.1%, compared to $23.1 million for the same period in the prior year. The commercial and military aerospace market grew $1.8 million attributable primarily to strong airframe and aerospace bearing shipments to aircraft manufacturers while general industrial demand contributed $0.8 million compared to the same period last fiscal year.

The Ball Bearings segment achieved net sales of $16.6 million for the three month period ended September 27, 2008, an increase of $2.8 million, or 19.7%, compared to $13.8 million for the same period in the prior year. Sales to the aerospace and defense segment increased $3.2 million due to continued demand from aircraft manufacturers offset by a decline in the industrial sector of $0.4 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $8.9 million for the three month period ended September 27, 2008, an increase of $3.8 million, or 73.7%, compared to $5.1 million for the same period last year. This increase was due to increased sales of machine tool collets in Europe combined with $3.5 million from the inclusion of BEMD and PIC Design.

Gross Margin. Gross margin was $30.2 million, or 32.0% of net sales, for the three month period ended September 27, 2008, versus $26.2 million, or 33.5% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Selling, General and Administrative. SG&A expenses increased by $2.1 million, or 17.4%, to $14.0 million for the three month period ended September 27, 2008 compared to $11.9 million for the same period in fiscal 2008. As a percentage of net sales, SG&A declined to 14.8% for the three month period ended September 27, 2008 from 15.2% for the three month period ended September 29, 2007. The increase of $2.1 million was primarily due to $1.0 million related to additional personnel necessary to support our increased volume, $0.7 million from the inclusion of AID, BEMD and PIC Design and $0.4 million of incremental stock compensation expense.

Other, net. Other, net for the three month period ended September 27, 2008 increased by $0.7 million, to $1.1 million compared to $0.4 million for the comparable period in fiscal 2008. For the three month period ended September 27, 2008, other, net consisted of $0.4 million of amortization of intangibles, $0.4 million of facility moving and consolidation expenses and $0.3 million of net loss on disposal of fixed assets both related to the consolidation of our South Carolina operations. For the three month period ended September 29, 2007, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of moving expenses related to the relocation of our aircraft products manufacturing facility.

Operating Income. The increase in operating income in three of our four segments was driven primarily by volume and acquisitions. Our operating income as a percentage of net sales declined in all four of our business segments mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Operating income was $15.2 million, or 16.1% of net sales, for the three month period ended September 27, 2008 compared to $14.0 million, or 17.9% of net sales, for the three month period ended September 29, 2007. Operating income for the Plain Bearings segment was $11.0 million for the three month period ended September 27, 2008, or 25.4% of net sales, compared to $9.6 million for the same period last year, or 26.4% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended September 27, 2008 of $6.8 million, or 26.4% of net sales, compared to $6.7 million, or 28.8% of net sales, for the three month period ended September 29, 2007. Our Ball Bearings segment achieved an operating income of $3.6 million, or 21.9% of net sales, for the three month period ended September 27, 2008, compared to $3.2 million, or 23.2% of net sales, for the same period in fiscal 2008. Our Other segment achieved an operating income of $0.3 million, or 3.1% of net sales, for the three month period ended September 27, 2008, compared to $0.4 million, or 7.7% of net sales, for the same period in fiscal 2008.

Interest Expense, net. Interest expense, net decreased by $0.2 million, or 29.3%, to $0.7 million in the three month period ended September 27, 2008, compared to $0.9 million in the same period last fiscal year, mainly driven by debt reduction.

Income Before Income Taxes. Income before taxes increased by $1.0 million, to $14.3 million for the three month period ended September 27, 2008 compared to $13.3 million for the three month period ended September 29, 2007.

Income Taxes. Income tax expense for the three month period ended September 27, 2008 was $4.7 million compared to $4.5 million for the three month period ended September 29, 2007. Our effective income tax rate for the three month period ended September 27, 2008 was 32.8% compared to 34.2% for the three month period ended September 29, 2007. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income. Net income increased by $0.9 million to $9.6 million for the three month period ended September 27, 2008 compared to $8.7 million for the three month period ended September 29, 2007.

Six Month Period Ended September 27, 2008 Compared to Six Month Period Ended September 29, 2007

Net Sales. Net sales for the six month period ended September 27, 2008 were $186.7 million, an increase of $28.6 million, or 18.1%, compared to $158.1 million for the same period in the prior year. During the six month period ended September 27, 2008, we experienced net sales growth in all four of our business segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 24.8% in the six month period ended September 27, 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $6.2 million contribution of newly-acquired divisions AID, BEMD and PIC Design. Our net sales to our diversified industrial customers increased 11.0% in the six month period ended September 27, 2008 compared to the same period last year. The inclusion of our PIC Design acquisition contributed $2.4 million towards this increase.

The Plain Bearings segment achieved net sales of $86.9 million for the six month period ended September 27, 2008, an increase of $13.0 million, or 17.6%, compared to $73.9  million for the same period in the prior year. The commercial and military aerospace market grew $10.9 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers, continued demand for aftermarket product and $2.9 million from the inclusion of AID. This was complemented by a $2.1 million increase in net sales to our diversified industrial customers.

The Roller Bearings segment achieved net sales of $50.6 million for the six month period ended September 27, 2008, an increase of $3.8 million, or 8.3%, compared to $46.8 million for the same period in the prior year. This net sales growth was primarily attributable to general industrial demand which contributed $2.1 million combined with growth of $1.7 million from the commerecial and military aerospace market compared to the same period last fiscal year.

The Ball Bearings segment achieved net sales of $31.6 million for the six month period ended September 27, 2008, an increase of $4.3 million, or 16.0%, compared to $27.3 million for the same period in the prior year. Increased aerospace and defense demand contributed $3.6 million of the increase while sales to the industrial sector increased $0.7 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $17.6 million for the six month period ended September 27, 2008, an increase of $7.4 million, or 72.8%, compared to $10.2 million for the same period last year. This increase was due to increased sales of machine tool collets in Europe combined with $5.7 million from the inclusion of BEMD and PIC Design.

Gross Margin. Gross margin was $60.8 million, or 32.6% of net sales, for the six month period ended September 27, 2008, versus $53.7 million, or 34.0% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Selling, General and Administrative. SG&A expenses increased by $3.9 million, or 16.8%, to $27.1 million for the six month period ended September 27, 2008 compared to $23.2 million for the same period in fiscal 2008. As a percentage of net sales, SG&A declined to 14.5% for the six month period ended September 27, 2008 compared to 14.7% for the comparable period last fiscal year. The increase of $3.9 million was primarily due to $2.2 million related to additional personnel necessary to support our increased volume, $1.1 million from the inclusion of AID, BEMD and PIC Design and $0.6 million of incremental stock compensation expense.

Other, net. Other, net for the six month period ended September 27, 2008 increased by $0.8 million, to $1.5 million compared to $0.7 million for the comparable period in fiscal 2008. For the six month period ended September 27, 2008, other, net consisted of $0.8 million of amortization of intangibles, $0.5 million of facility moving and consolidation expenses and $0.4 million of net loss on disposal of fixed assets, both primarily related to the consolidation of our South Carolina operations, offset by other miscellaneous income of $0.2 million. For the six month period ended September 29, 2007, other, net consisted of $0.5 million of amortization of intangibles and $0.2 million of moving expenses related to the relocation of our aircraft products manufacturing facility.

Operating Income. The increase in operating income in three of our four segments was driven primarily by volume and acquisitions. Our operating income as a percentage of net sales declined in all four of our business segments mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Operating income was $32.2 million, or 17.3% of net sales, for the six month period ended September 27, 2008 compared to $29.8 million, or 18.9% of net sales, for the six month period ended September 29, 2007. Operating income for the Plain Bearings segment was $22.0 million for the six month period ended September 27, 2008, or 25.4% of net sales, compared to $19.6 million for the same period last year, or 26.5% of net sales. Our Roller Bearings segment achieved an operating income for the six month period ended September 27, 2008 of $13.9 million, or 27.4% of net sales, compared to $13.9 million, or 29.7% of net sales, for the six month period ended September 29, 2007. Our Ball Bearings segment achieved an operating income of $7.2 million, or 22.9% of net sales, for the six month period ended September 27, 2008, compared to $6.7 million, or 24.4% of net sales, for the same period in fiscal 2008. Our Other segment achieved an operating income of $1.3 million, or 7.1% of net sales, for the six month period ended September 27, 2008, compared to $1.0 million, or 9.9% of net sales, for the same period in fiscal 2008.

Interest Expense, net. Interest expense, net decreased by $0.6 million, or 29.9%, to $1.3 million in the six month period ended September 27, 2008, compared to $1.9 million in the same period last fiscal year, mainly driven by debt reduction.

Loss on Early Extinguishment of Debt. For the six month period ended September 27, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Income Before Income Taxes. Income before taxes increased by $2.2 million, to $30.4 million for the six month period ended September 27, 2008 compared to $28.2 million for the six month period ended September 29, 2007.

Income Taxes. Income tax expense for the six month period ended September 27, 2008 was $10.1 million compared to $9.6 million for the six month period ended September 29, 2007. Our effective income tax rate for the six month period ended September 27, 2008 was 33.3% compared to 34.1% for the six month period ended September 29, 2007. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income. Net income increased by $1.7 million to $20.3 million for the six month period ended September 27, 2008 compared to $18.6 million for the six month period ended September 29, 2007.

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations. Capital expenditures (excluding acquisitions) in any fiscal year are not to exceed $30.0 million. As of September 27, 2008, $50.0 million was outstanding under the KeyBank Credit Agreement. Approximately $5.4 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of September 27, 2008, we had the ability to borrow up to an additional $94.6 million under the KeyBank Credit Agreement.

Schaublin’s bank credit facility (the “Swiss Credit Facility”) with Credit Suisse provides for 10.0 million Swiss francs, or approximately $9.2 million, of term loan (the “Swiss Term Loan”) and up to 4.0 million Swiss francs, or approximately $3.7 million, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”). Borrowings under the Swiss Credit Facility bear interest at a floating rate of LIBOR plus 2.25%. As of September 27, 2008, there were no borrowings outstanding under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The program does not have an expiration date. As of September 27, 2008, 91,676 shares have been repurchased under this plan for an aggregate cost of $3.1 million.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4.8 million. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7.7 million and $3.0 million, respectively. The Company recorded a non-cash pre-tax charge of approximately $0.3 million in the six month period ended September 27, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

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

Cash Flows

Six Month Period Ended September 27, 2008 Compared to the Six Month Period Ended September 29, 2007

In the six month period ended September 27, 2008, we generated cash of $23.9 million from operating activities compared to $23.6 million for the six month period ended September 29, 2007. The increase of $0.3 million was mainly a result of an increase in net income of $1.7 million, a change in operating assets and liabilities of $2.6 million and the net of non-cash charges of $1.2 million.

Cash used for investing activities for the six month period ended September 27, 2008 included $11.0 million related to capital expenditures compared to $11.1 million for the six month period ended September 29, 2007. Investing activities in the six month period ended September 27, 2008 also included $6.6 million related to the acquisition of PIC Design offset by proceeds of $0.5 million related primarily to the consolidation of our South Carolina operations.

Financing activities used $6.8 million in the six month period ended September 27, 2008. We used $15.5 million for the payoff of industrial revenue bonds, $0.5 million for the repurchase of common stock, $0.1 million for payments on notes payable and $0.1 million for the payment of capital lease obligations offset by a net increase in our revolving credit facility of $9.0 million, the exercise of stock options of $0.3 million and an income tax benefit of $0.1 million related to the exercise of non-qualified stock options.

Capital Expenditures

Our capital expenditures were $11.0 million for the six month period ended September 27, 2008. We expect to make capital expenditures of approximately $17.0 to $22.0 million during fiscal 2009 in connection with our existing business and the expansion into new bearing market segments. We intend to fund our fiscal 2009 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of September 27, 2008, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of September 27, 2008, our margin is 0.0% for prime rate loans (prime rate at September 27, 2008 was 5.00%) and 0.625% for LIBOR rate loans (one month LIBOR rate at September 27, 2008 was 3.6875%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of September 27, 2008, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 39% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $20.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.2 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at September 27, 2008.

Foreign Currency Exchange Rates. As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 16% of our net sales were denominated in foreign currencies in the the first six months of fiscal 2009 compared to 15% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 27, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2008, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 27, 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. The program does not have an expiration date.

Total share repurchases for the three months ended September 27, 2008 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/29/2008–07/26/2008	—	—	—	$7,113
07/27/2008–08/23/2008	5,479	$30.08	5,479	6,948
08/24/2008–09/27/2008	—	—	—	$6,948
Total	5,479	$30.08	5,479

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders of the Company was held on September 10, 2008. The items voted upon by the Company’s shareholders included nominations to elect three members of the Company’s board of directors and the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm for fiscal 2009.

The shareholders voted as follows on the following matters:

The election of the following directors to hold office for a three-year term expiring in 2011 was approved by the following votes:

Dr. Michael J. Hartnett was approved by a vote of 20,499,374 shares voting for, 271,355 shares voting against and 22,861 shares withheld.

Dr. Thomas O’Brien was approved by a vote of 20,744,867 shares voting for, 25,876 shares voting against and 22,847 shares withheld.

Dr. Amir Faghri was approved by a vote of 20,760,167 shares voting for, 11,137 shares voting against and 22,286 shares withheld.

The ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2009 was approved by a vote of 20,767,577 shares voting for, 7,287 shares voting against, and 18,726 shares abstaining.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 6, 2008

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 6, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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