Form 10-Q
period 2008-12-27
RBC Bearings INC
filed 2009-02-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008

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

As of February 2, 2009, RBC Bearings Incorporated had 21,709,236 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 27, 2008	March 29, 2008
ASSETS	(Unaudited)
Current assets:
Cash	$15,098	$9,859
Accounts receivable, net of allowance for doubtful accounts of $1,191 at December 27, 2008 and $1,018 at March 29, 2008	62,954	66,137
Inventory	135,105	123,820
Deferred income taxes	4,787	5,567
Prepaid expenses and other current assets	11,789	9,976
Total current assets	229,733	215,359
Property, plant and equipment, net	83,562	73,243
Goodwill	32,829	31,821
Intangible assets, net of accumulated amortization of $4,742 at December 27, 2008 and $3,583 at March 29, 2008	12,863	11,404
Other assets	4,827	5,285
Total assets	$363,814	$337,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,201	$24,851
Accrued expenses and other current liabilities	16,934	13,489
Current portion of long-term debt	1,190	750
Total current liabilities	40,325	39,090
Long-term debt, less current portion	53,000	57,000
Deferred income taxes	5,259	6,064
Other non-current liabilities	14,355	11,048
Total liabilities	112,939	113,202

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 27, 2008 and March 29, 2008; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 27, 2008 and March 29, 2008; issued and outstanding shares: 21,838,486 at December 27, 2008 and 21,782,186 at March 29, 2008	218	218
Additional paid-in capital	186,393	184,285
Accumulated other comprehensive income (loss)	(1,288)	1,312
Retained earnings	69,659	41,688
Treasury stock, at cost, 129,250 shares at December 27, 2008 and 113,322 shares at March 29, 2008	(4,107)	(3,593)
Total stockholders' equity	250,875	223,910
Total liabilities and stockholders' equity	$363,814	$337,112

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$85,281	$80,407	$271,955	$238,462
Cost of sales	56,779	52,853	182,681	157,226
Gross margin	28,502	27,554	89,274	81,236
Operating expenses:
Selling, general and administrative	14,403	12,042	41,482	35,232
Other, net	1,304	401	2,783	1,117
Total operating expenses	15,707	12,443	44,265	36,349
Operating income	12,795	15,111	45,009	44,887
Interest expense, net	749	849	2,080	2,748
Loss on early extinguishment of debt	—	—	319	27
Other non-operating expense (income)	325	(360)	491	(712)
Income before income taxes	11,721	14,622	42,119	42,824
Provision for income taxes	4,021	5,041	14,148	14,669
Net income	$7,700	$9,581	$27,971	$28,155
Net income per common share:
Basic	$0.36	$0.45	$1.30	$1.31
Diluted	$0.35	$0.44	$1.29	$1.29
Weighted average common shares:
Basic	21,575,756	21,458,764	21,568,227	21,422,581
Diluted	21,745,996	21,833,870	21,763,105	21,811,793

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2008	December 29, 2007
Cash flows from operating activities:
Net income	$27,971	$28,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,387	6,725
Excess tax benefits from stock-based compensation	(99)	(8,789)
Deferred income taxes	(18)	(1,238)
Amortization of intangible assets	1,159	891
Amortization of deferred financing costs	174	168
Stock-based compensation	1,756	770
Loss on disposition of assets	615	25
Loss on early extinguishment of debt (non-cash portion)	319	27
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,138	(403)
Inventory	(10,858)	(11,124)
Prepaid expenses and other current assets	(1,807)	(993)
Other non-current assets	(997)	1,671
Accounts payable	(2,506)	2,712
Accrued expenses and other current liabilities	3,155	6,726
Other non-current liabilities	2,176	(717)
Net cash provided by operating activities	32,565	24,606

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,727)	(14,288)
Acquisition of businesses, net of cash acquired	(6,579)	(7,947)
Proceeds from sale of assets	562	14
Net cash used in investing activities	(23,744)	(22,221)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	12,000	(7,000)
Exercise of stock options	253	1,753
Excess tax benefits from stock-based compensation	99	8,789
Repurchase of common stock	(515)	(750)
Retirement of industrial revenue bonds	(15,500)	(1,155)
Payments on notes payable	(60)	—
Principal payments on capital lease obligations	(144)	(141)
Financing fees paid in connection with senior credit facility	(27)	(53)
Net cash provided by (used in) financing activities	(3,894)	1,443

Effect of exchange rate changes on cash	312	182

Cash and cash equivalents:
Increase during the period	5,239	4,010
Cash, at beginning of period	9,859	5,184
Cash, at end of period	$15,098	$9,194

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,848	$2,464
Income taxes	$14,154	$5,727

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

These financial statements reflect all adjustments, accruals and estimates consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 29, 2008.

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

The results of operations for the three month and nine month periods ended December 27, 2008 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 27, 2008 and December 29, 2007 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, and long-lived assets measured at fair value for impairment assessment.  The adoption of SFAS No. 157 as of the beginning of the 2009 fiscal year did not have a significant impact on the measurement of the Company’s financial assets and liabilities. The Company plans to adopt the remaining provisions of SFAS No. 157 as of the beginning of its 2010 fiscal year and does not expect SFAS No. 157 to have a material impact on its results of operations and financial position.

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

•	Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.
•	Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.
•	With certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values.
•	Capitalize in-process research and development (IPR&D) assets acquired.
•	Expense, as incurred, acquisition-related transaction costs.
•	Capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146 are met as of the acquisition date.
•	Recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No.161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required.  The Company currently has only one interest rate swap and will adopt the disclosure provisions of SFAS No. 161 in the fourth quarter of fiscal 2009.

1.  Acquisition

On June 6, 2008, the Company acquired the assets of Precision Industrial Components LLC (“PIC Design”) for $6,579 in cash and the assumption of certain liabilities. As a result of the acquisition, the Company recorded intangible assets of $1,055, fixed assets of $1,678, goodwill of $998, other long-term assets of $57, other long-term liabilities of $420 and $3,211 of working capital.  PIC Design, located in Middlebury, Connecticut, is a manufacturer and supplier of tight-tolerance, precision mechanical components for use in the motion control industry. PIC Design is included in the Other segment. Proforma net sales and net income inclusive of  PIC Design are not materially different from the amounts as reported in the accompanying consolidated statements of operations.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Net income	$7,700	$9,581	$27,971	$28,155

Denominator for basic net income per common share—weighted-average shares	21,575,756	21,458,764	21,568,227	21,422,581
Effect of dilution due to employee stock options	170,240	375,106	194,878	389,212
Denominator for diluted net income per common share — weighted-average shares	21,745,996	21,833,870	21,763,105	21,811,793

Basic net income per common share	$0.36	$0.45	$1.30	$1.31

Diluted net income per common share	$0.35	$0.44	$1.29	$1.29

3.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 27, 2008	March 29, 2008
Raw materials	$12,123	$11,561
Work in process	41,319	38,488
Finished goods	81,663	73,771
	$135,105	$123,820

4.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income	$7,700	$9,581	$27,971	$28,155
Net prior service cost and actuarial losses, net of taxes	(14)	15	(41)	43
Change in fair value of derivatives, net of taxes	(969)	—	(552)	—
Foreign currency translation adjustments	682	474	(2,007)	1,377
Total comprehensive income	$7,399	$10,070	$25,371	$29,575

5.  Debt

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 Swiss francs, or $3,721, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of December 27, 2008, there were no borrowings under the Swiss Credit Facility.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%)  and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at December 27, 2008 was a liability of $1,645 and was included in other current liabilities. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4,800. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7,700 and $3,000, respectively. The Company recorded a non-cash pre-tax charge of approximately $319 in the nine month period ended December 27, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

The balances payable under all borrowing facilities are as follows:

	December 27, 2008	March 29, 2008
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 3.50% and 5.25% at December 27, 2008 and March 29, 2008, respectively, and LIBOR 1.44% and 2.69% at December 27, 2008 and March 29, 2008, respectively)	$53,000	$41,000
Note Payable, payable through September 2009	1,190	1,250
Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate payable monthly through September 2017	—	7,700
Series 1994 B, bears interest at a variable rate, payable monthly through December 2017	—	3,000
Series 1999, bearing interest at variable rates, payable monthly through April 2024	—	4,800
Total Debt	54,190	57,750
Less: Current Portion	1,190	750
Long-Term Debt	$53,000	$57,000

The current portion of long-term debt as of December 27, 2008 include $440 notes payable related to the acquisitions of AID and BEMD and a $750 note payable related to the All Power acquisition.

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

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.  The total amount of unrecognized tax benefits during the three month period ended December 27, 2008 increased by $2,829 as a result of filing amended tax returns relating to research credits.

The effective income tax rates for the three and nine month periods ended December 27, 2008 and December 29, 2007 were 34.3% and 34.5% and 33.6% and 34.3%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

Other.  Other consists of four minor operating locations that do not fall into the above segmented categories. The Company produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. The Company’s precision machine tool collets  provide effective part holding and accurate part location during machining operations. Additionally, the Company provides machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets and tight-tolerance, precision mechanical components for use in the motion control industry.

Corporate.  Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net External Sales
Roller	$20,969	$22,832	$71,592	$69,582
Plain	39,898	38,653	126,794	112,548
Ball	16,157	13,004	47,758	40,257
Other	8,257	5,918	25,811	16,075
	$85,281	$80,407	$271,955	$238,462
Operating Income
Roller	$5,842	$6,813	$19,700	$20,698
Plain	9,569	10,504	31,611	30,115
Ball	3,867	2,794	11,108	9,455
Other	692	744	1,945	1,753
Corporate	(7,175)	(5,744)	(19,355)	(17,134)
	$12,795	$15,111	$45,009	$44,887
Geographic External Sales
Domestic	$72,150	$67,330	$229,430	$202,291
Foreign	13,131	13,077	42,525	36,171
	$85,281	$80,407	$271,955	$238,462

Intersegment Sales
Roller	$2,599	$2,378	$7,828	$6,659
Plain	317	373	1,379	875
Ball	2,003	1,948	6,195	5,381
Other	4,977	4,352	14,680	12,923
	$9,896	$9,051	$30,082	$25,838

All intersegment sales are eliminated in consolidation.

8.  Restructuring of Operations

In December 2008, the Company completed the consolidation and rationalization of its Walterboro, South Carolina plant. This resulted in a total charge of $1,398 of which $405 was related to the net disposal and impairment of fixed assets, $741 was for impairment of excess inventory, $165 for severance costs and $87 for other miscellaneous items. Of the total charge, $792 was recorded in the third quarter of this fiscal year.  These costs are classified in the other, net section of the consolidated statements of operations.

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

 The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation:  (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 29, 2008 and the Quarterly Report on Form 10-Q for the period ended September 27, 2008.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.  The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 25 facilities, of which 22 are manufacturing facilities, in four countries.

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

Outlook

Backlog, as of December 27, 2008, was $221.4 million versus $192.7 million as of December 29, 2007. Management believes that operating cash flows and available credit under the secured credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	33.4	34.3	32.8	34.1
Selling, general and administrative	16.9	15.0	15.3	14.8
Other, net	1.5	0.5	1.0	0.5
Operating income	15.0	18.8	16.5	18.8
Interest expense, net	0.9	1.0	0.7	1.2
Loss on early extinguishment of debt	—	—	0.1	—
Other non-operating expense (income)	0.4	(0.4)	0.2	(0.3)
Income before income taxes	13.7	18.2	15.5	17.9
Provision for income taxes	4.7	6.3	5.2	6.1
Net income	9.0	11.9	10.3	11.8

Three Month Period Ended December 27, 2008 Compared to Three Month Period Ended December 29, 2007

Net Sales.  Net sales for the three month period ended December 27, 2008 were $85.3 million, an increase of $4.9 million, or 6.1%, compared to $80.4 million for the same period in the prior year. During the three month period ended December 27, 2008, we experienced net sales growth in three of our four business segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 21.2% in the three month period ended December 27, 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $3.1 million contribution of newly-acquired divisions AID, BEMD and PIC Design.  Our net sales to our diversified industrial customers declined 10.2% in the three month period ended December 27, 2008 compared to the same period last year due to a decline in the overall global industrial markets. The inclusion of our PIC Design acquisition offset this decline by $1.6 million.

The Plain Bearings segment achieved net sales of $39.9 million for the three month period ended December 27, 2008, an increase of $1.2 million, or 3.2%, compared to $38.7  million for the same period in the prior year. The commercial and military aerospace market grew $2.2 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers, continued demand for aftermarket product and $1.5 million from the inclusion of newly-acquired division AID. This was offset by a $1.0 million decline in net sales to our diversified industrial customers.

The Roller Bearings segment achieved net sales of $21.0 million for the three month period ended December 27, 2008, a decrease of $1.8 million, or 8.2%, compared to $22.8 million for the same period in the prior year. General industrial demand declined $1.6 million compared to the same period last fiscal year, while the commercial and military aerospace market declined by $0.2 million attributable primarily to the timing of  airframe and aerospace bearing shipments.

The Ball Bearings segment achieved net sales of $16.2 million for the three month period ended December 27, 2008, an increase of $3.2 million, or 24.2%, compared to $13.0 million for the same period in the prior year.  Sales to the aerospace and defense segment increased $4.5 million due to continued demand from aircraft manufacturers offset by a decline in the industrial sector of $1.3 million compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $8.3 million for the three month period ended December 27, 2008, an increase of $2.4 million, or 39.5%, compared to $5.9 million for the same period last year. This increase was due to the inclusion of $3.1 million from newly-acquired divisions BEMD and PIC Design offset by a decline of $0.7 million in the sale of machine tool collets in Europe.

Gross Margin.  Gross margin was $28.5 million, or 33.4% of net sales, for the three month period ended December 27, 2008, versus $27.6 million, or 34.3% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Selling, General and Administrative.  SG&A expenses increased by $2.4 million, or 19.6%, to $14.4 million for the three month period ended December 27, 2008 compared to $12.0 million for the same period in fiscal 2008. As a percentage of net sales, SG&A increased to 16.9% for the three month period ended December 27, 2008 from 15.0% for the three month period ended December 29, 2007. The increase of $2.4 million was primarily due to $1.3 million related to additional personnel necessary to support our increased volume, $0.6 million from the inclusion of AID, BEMD and PIC Design, $0.4 million of additional stock compensation expense and $0.1 million for severance relating to workforce reductions.

Other, net.  Other, net for the three month period ended December 27, 2008 increased by $0.9 million, to $1.3 million compared to $0.4 million for  the comparable period in fiscal 2008. For the three month period ended December 27, 2008, other, net consisted of $0.4 million of amortization of intangibles, $0.8 million related to the consolidation of our Walterboro, South Carolina operations and $0.1 million of miscellaneous expenses. For the three month period ended December 29, 2007, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of moving expenses related to the relocation of our aircraft products manufacturing facility.

Operating Income. The increase in operating income in one of our four segments was driven primarily by volume. Our operating income as a percentage of net sales declined in three of our four business segments mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Operating income was $12.8 million, or 15.0% of net sales, for the three month period ended December 27, 2008 compared to $15.1 million, or 18.8% of net sales, for the three month period ended December 29, 2007. Operating income for the Plain Bearings segment was $9.6 million for the three month period ended December 27, 2008, or 24.0% of net sales, compared to $10.5 million for the same period last year, or 27.2% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended December 27, 2008 of $5.8 million, or 27.9% of net sales, compared to $6.8 million, or 29.8% of net sales, for the three month period ended December 29, 2007.  Our Ball Bearings segment achieved an operating income of $3.9 million, or 23.9% of net sales, for the three month period ended December 27, 2008, compared to $2.8 million, or 21.5% of net sales, for the same period in fiscal 2008. Our Other segment achieved an operating income of $0.7 million, or 8.4% of net sales, for the three month period ended December 27, 2008, compared to $0.7 million, or 12.6% of net sales, for the same period in fiscal 2008.

Other Non-Operating Expense (Income). We incurred a foreign exchange  loss of approximately $0.6 million for the three month period ended December 27, 2008 related primarily to a loan to our Phoenix subsidiary and denominated in British Pound Sterling. This was partially offset by payments received under the Continued Dumping and Subsidy Offset Act (CDSOA). We received approximately $0.4 million and $0.3 million in the three month periods ended December 27, 2008 and December 29, 2007, respectively, in payments under the CDSOA for 2008 and 2007. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Interest Expense, net.  Interest expense, net decreased by $0.1 million, or 11.8%, to $0.7 million in the three month period ended December 27, 2008, compared to $0.8 million in the same period last fiscal year, mainly driven by debt reduction.

Income Before Income Taxes.  Income before taxes decreased by $2.9 million, to $11.7 million for the three month period ended December 27, 2008 compared to $14.6 million for the three month period ended December 29, 2007.

Income Taxes.  Income tax expense for the three month period ended December 27, 2008 was $4.0 million compared to $5.0 million for the three month period ended December 29, 2007. Our effective income tax rate for the three month period ended December 27, 2008 was 34.3% compared to 34.5% for the three month period ended December 29, 2007.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $1.9 million to $7.7 million for the three month period ended December 27, 2008 compared to $9.6 million for the three month period ended December 29, 2007.

Nine Month Period Ended December 27, 2008 Compared to Nine Month Period Ended December 29, 2007

Net Sales.  Net sales for the nine month period ended December 27, 2008 were $272.0 million, an increase of $33.5 million, or 14.0%, compared to $238.5 million for the same period in the prior year. During the nine month period ended December 27, 2008, we experienced net sales growth in all four of our business segments, driven by demand across our end markets as well as our continued efforts to supply new products to existing and new customers. Net sales to aerospace and defense customers grew 23.6% in the nine month period ended December 27, 2008 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $9.3 million contribution of newly-acquired divisions AID, BEMD and PIC Design. Our net sales to our diversified industrial customers increased 3.9% in the nine month period ended December 27, 2008 compared to the same period last year. The inclusion of our  PIC Design acquisition contributed $3.9 million towards this increase.

The Plain Bearings segment achieved net sales of $126.8 million for the nine month period ended December 27, 2008, an increase of $14.3 million, or 12.7%, compared to $112.5  million for the same period in the prior year. The commercial and military aerospace market grew $8.9 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers, continued demand for aftermarket product and $4.4 million from the inclusion of AID. This was complemented by a $1.0 million increase in net sales to our diversified industrial customers.

The Roller Bearings segment achieved net sales of $71.6 million for the nine month period ended December 27, 2008, an increase of $2.0 million, or 2.9%, compared to $69.6 million for the same period in the prior year. This increase was due to $1.4 million from the commercial and military aerospace market combined with growth of $0.6 million attributable to general industrial demand compared to the same period last fiscal year.

The Ball Bearings segment achieved net sales of $47.8 million for the nine month period ended December 27, 2008, an increase of $7.5 million, or 18.6%, compared to $40.3 million for the same period in the prior year.   Increased aerospace and defense demand contributed $8.1 million of the increase offset by a $0.6 million decline in the industrial sector compared to the same period last fiscal year.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $25.8 million for the nine month period ended December 27, 2008, an increase of $9.7 million, or 60.6%, compared to $16.1 million for the same period last year. This increase was due to increased sales of machine tool collets in Europe combined with $8.9 million from the inclusion of BEMD and PIC Design.

Gross Margin.  Gross margin was $89.3 million, or 32.8% of net sales, for the nine month period ended December 27, 2008, versus $81.2 million, or 34.1% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of  recent acquisitions which are currently operating at lower gross margin levels.

Selling, General and Administrative.  SG&A expenses increased by $6.3 million, or 17.7%, to $41.5 million for the nine month period ended December 27, 2008 compared to $35.2 million for the same period in fiscal 2008. As a percentage of net sales, SG&A increased to 15.3% for the nine month period ended December 27, 2008 compared to 14.8% for the comparable period last fiscal year. The increase of $6.3 million was primarily due to $3.5 million related to additional personnel necessary to support our increased volume, $1.7 million from the inclusion of AID, BEMD and PIC Design, $1.0 million of additional stock compensation expense and $0.1 million relating to workforce reductions.

Other, net.  Other, net for the nine month period ended December 27, 2008 increased by $1.7 million, to $2.8 million compared to $1.1 million for  the comparable period in fiscal 2008. For the nine month period ended December 27, 2008, other, net consisted of $1.2 million of amortization of intangibles, $1.4 million related to the consolidation of our Walterboro, South Carolina operations and $0.2 million of miscellaneous expenses.  For the nine month period ended December 29, 2007, other, net consisted of $0.9 million of amortization of intangibles and $0.2 million of moving expenses related to the relocation of our aircraft products manufacturing facility.

Operating Income. The increase in operating income in three of our four segments was driven primarily by volume and acquisitions. Our operating income as a percentage of net sales decreased in all four business segments mainly driven by start-up costs associated with our expansion into new bearing products and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Operating income was $45.0 million, or 16.5% of net sales, for the nine month period ended December 27, 2008 compared to $44.9 million, or 18.8% of net sales, for the nine month period ended December 29, 2007. Operating income for the Plain Bearings segment was $31.6 million for the nine month period ended December 27, 2008, or 24.9% of net sales, compared to $30.1 million for the same period last year, or 26.8% of net sales. Our Roller Bearings segment achieved an operating income for the nine month period ended December 27, 2008 of $19.7 million, or 27.5% of net sales, compared to $20.7 million, or 29.7% of net sales, for the nine month period ended December 29, 2007.  Our Ball Bearings segment achieved an operating income of $11.1 million, or 23.3% of net sales, for the nine month period ended December 27, 2008, compared to $9.5 million, or 23.5% of net sales, for the same period in fiscal 2008. Our Other segment achieved an operating income of $1.9 million, or 7.5% of net sales, for the nine month period ended December 27, 2008, compared to $1.8 million, or 10.9% of net sales, for the same period in fiscal 2008.

Other Non-Operating Expense (Income). We incurred a foreign exchange loss of approximately $0.9 million for the nine month period ended December 27, 2008 related primarily to a loan to our Phoenix subsidiary and denominated in British Pound Sterling. This was offset by payments received under the Continued Dumping and Subsidy Offset Act (CDSOA). We received approximately $0.4 million and $0.3 million in the nine month periods ended December 27, 2008 and December 29, 2007, respectively, in payments under the CDSOA for 2008 and 2007. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Interest Expense, net.  Interest expense, net decreased by $0.6 million, or 24.3%, to $2.1 million in the nine month period ended December 27, 2008, compared to $2.7 million in the same period last fiscal year, mainly driven by debt reduction.

Loss on Early Extinguishment of Debt.  For the nine month period ended December 27, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Income Before Income Taxes.  Income before taxes decreased by $0.7 million, to $42.1 million for the nine month period ended December 27, 2008 compared to $42.8 million for the nine month period ended December 29, 2007.

Income Taxes.  Income tax expense for the nine month period ended December 27, 2008 was $14.1 million compared to $14.7 million for the nine month period ended December 29, 2007. Our effective income tax rate for the nine month period ended December 27, 2008 was 33.6% compared to 34.3% for the nine month period ended December 29, 2007.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income declined by $0.2 million to $28.0 million for the nine month period ended December 27, 2008 compared to $28.2 million for the nine month period ended December 29, 2007.

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.  Capital expenditures (excluding acquisitions) in any fiscal year are not to exceed $30.0 million. As of December 27, 2008, $53.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.1 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of December 27, 2008, we had the ability to borrow up to an additional $90.9 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4.0 million Swiss francs, or $3.7 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of December 27, 2008, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice.  The program does not have an expiration date.  As of December 27, 2008, 91,894 shares have been repurchased under this plan for an aggregate cost of $3.1 million.

On May 1, 2008, the Company voluntarily paid off the Series 1999 Industrial Revenue Bond (“IRB”), the prinicipal amount of which was $4.8 million. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B IRBs, the principal amounts of which were $7.7 million and $3.0 million, respectively. The Company recorded a non-cash pre-tax charge of approximately $0.3 million in the nine month period ended December 27, 2008 to write off deferred financing costs associated with the voluntary payoff of the IRBs.

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

Cash Flows

Nine month Period Ended December 27, 2008 Compared to the Nine month Period Ended December 29, 2007

In the nine month period ended December 27, 2008, we generated cash of $32.6 million from operating activities compared to $24.6 million for the nine month period ended December 29, 2007. The increase of $8.0 million was mainly a result of a decrease in net income of $0.2 million, a decrease in the change in operating assets and liabilities of $5.5 million and an increase in non-cash adjustments of $13.7 million.

Cash used for investing activities for the nine month period ended December 27, 2008 included $17.7 million related to capital expenditures compared to $14.3 million for the nine month period ended December 29, 2007. Investing activities in the nine month period ended December 27, 2008 also included $6.6 million related to the acquisition of PIC Design offset by proceeds of $0.6 million related primarily to the consolidation of our South Carolina operations.

Financing activities used $3.9 million in the nine month period ended December 27, 2008. We used $15.5 million for the payoff of industrial revenue bonds, $0.5 million for the repurchase of common stock, $0.1 million for payments on notes payable and $0.2 million for the payment of capital lease obligations offset by a net increase in our revolving credit facility of $12.0 million, the exercise of stock options of $0.3 million and an income tax benefit of $0.1 million related to the exercise of non-qualified stock options.

Capital Expenditures

Our capital expenditures were $17.7 million for the nine month period ended December 27, 2008. We expect to make capital expenditures of approximately $22.0 to $24.0 million during fiscal 2009 in connection with our existing business and the expansion into new bearing market segments. We intend to fund our fiscal 2009 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional expenditures in connection with acquisitions.

Obligations and Commitments

As of December 27, 2008, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2008.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of December 27, 2008, our margin is 0.0% for prime rate loans (prime rate at December 27, 2008 was 3.50%) and 0.625% for LIBOR rate loans (one month LIBOR rate at December 27, 2008 was 1.4375%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of December 27, 2008, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 42% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $23.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.2 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at December 27, 2008.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling (GBP) has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. In May 2007, we loaned our Phoenix subsidiary 1,386,985GBP.  At that time, the exchange rate was 1.00GBP to approximately 1.98 U.S. dollars.  The rate at December 27, 2008 was 1.00GBP to approximately 1.47 U.S. dollars.  This strengthening of the U.S. dollar has resulted in a foreign exchange loss of $0.8 million since loan inception.  We also loaned our Phoenix subsidiary 346,000GBP in September 2008, resulting in an additional foreign exchange loss of $0.1 million.  Since these loans are not considered long-term in nature, the resulting translation losses are included in net income.

Approximately 16% of our net sales were denominated in foreign currencies in the first nine months of fiscal 2009 compared to 15% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 27, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 27, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 27, 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2008 and in the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2008.

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

Total share repurchases for the three months ended December 27, 2008 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/28/2008–10/25/2008	60	31.51	60	$6,946
10/26/2008–11/22/2008	158	19.84	158	6,943
11/23/2008–12/27/2008	—	—	—	$6,943
Total	218	$22.88	218

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 5, 2009

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 5, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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