Form 10-K
period 2009-03-28
RBC Bearings INC
filed 2009-05-27
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,”  “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

 The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 27, 2008 (based on the September 26, 2008 closing sales price of $35.99 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $784,456,000.
Number of shares outstanding of the registrant’s Class A Common Stock at May 19, 2009:
21,706,256 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 9, 2009 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	1
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	Selected Financial Data	17
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8	Financial Statements and Supplementary Data	35
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	64
Item 9A	Controls and Procedures	64
Item 9B	Other Information	67

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships, Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules	67

Signatures	Signatures	71

PART I

ITEM 1.  BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 24 facilities of which 22 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a highly fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

Demand for bearings in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments and nonresidential construction, mining and energy activity. In addition, usage of existing machinery will impact aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth determines demand for our bearing solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating increased spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing products and applications. We classify our customers into two principal categories: diversified industrial and aerospace and defense. These principal end markets utilize a large number of both commercial and specialized bearing products. Although we provide a relatively small percentage of total bearing products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized bearing product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 19 “Reportable Segments.”

•	Diversified Industrial Market (42% of net sales for the fiscal year ended March 28, 2009)

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

Our largest diversified industrial customers include Caterpillar, Komatsu America, National Oilwell Varco, Parker-Hannifin Corporation and various aftermarket distributors including Applied Industrial, Kaman Corporation and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products and the expansion of aftermarket sales.

•	Aerospace and Defense Market (58% of net sales for the fiscal year ended March 28, 2009)

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

Our largest aerospace and defense customers include Airbus, Boeing, Embraer, General Electric, Goodrich, Honeywell, Lockheed Martin, Raytheon, Snecma Group, Textron, U.S. Department of Defense, United Technologies and various aftermarket channels. We estimate that over 59% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence, new commercial aircraft introductions, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2009, 6.5% of our net sales were made directly, and we estimate that approximately an additional 15.9% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions in U.S. government spending could negatively affect our business.”

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our product segments:

	Net Sales for the Fiscal Year Ended
Segment	March 28, 2009	March 29, 2008	March 31, 2007	Representative Applications
Plain Bearings	$166,658	$154,535	$143,907	• Aircraft engine controls and landing gear
	(46.8)%	(46.7)%	(47.0)%	• Missile launchers
				• Mining and construction equipment
Roller Bearings	$94,428	$97,019	$92,123	• Aircraft hydraulics
	(26.6)%	(29.4)%	(30.1)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$63,625	$56,677	$50,466	• Radar and night vision systems
	(17.9)%	(17.1)%	(16.5)%	• Airframe control and actuation
				• Semiconductor equipment
Other	$31,085	$22,369	$19,566	• Collets for machine tools
	(8.7)%	(6.8)%	(6.4%)	• Industrial gears

Plain Bearings.  Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 46.8% of our net sales in fiscal 2009.

Roller Bearings.  Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world's largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 26.6% of our net sales in fiscal 2009.

Ball Bearings.  Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 17.9% of our net sales in fiscal 2009.

Other.  Our other products consist primarily of precision mechanical components and machine tool collets. Precision mechanical components are used in all general industrial applications, where some form of movement is required.  Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Our other products accounted for 8.7% of our net sales in fiscal 2009.

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

Often, at the early stage, a bearing design concept is produced that addresses the expected demands of the application. Environmental demands are many but normally include load, stress, heat, thermal gradients, vibration, lubricant supply and corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing design must perform reliably for a period of time specified by the customer's product objectives.

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

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer. We currently have in excess of 32,800 of such approvals, which often gives us a significant competitive advantage, and in many of these instances we are the only approved supplier of a given bearing product.

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

Inventory Management.  Our increasing emphasis on the distributor/aftermarket sector has required us to maintain greater inventories of a broader range of products than the OEM market historically demanded. This requires a greater investment in working capital to maintain these levels. We operate an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels. In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume. Using this classification system, our primary goal is to maintain a sufficient supply of standard items while minimizing warehousing costs. In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements. This leads to more efficient utilization of manufacturing facilities and minimizes plant production changes while maintaining sufficient inventories to service customer needs.

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

We store product inventory in five company-owned and operated warehouses located on the East and West coasts of the U.S., and in France and Switzerland. The inventory is located in these warehouses based on analysis of customer demand to provide superior service and product availability.

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

Service.  Product design, performance, reliability, availability, quality and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service with well over 14,000 voice and electronic contacts per month. Our customers have high expectations regarding product availability, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

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

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw material is steel. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which fluctuate as a result of supply and demand driven by economic conditions in the  marketplace. For further discussion of the possible effects of changes in the cost of raw materials on our business, see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Backlog

As of March 28, 2009, we had order backlog of $179.3 million compared to a backlog of $217.7 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,349 hourly employees and 669 salaried employees as of March 28, 2009, of whom 383 were employed in our European and Mexican operations. As of March 28, 2009, 151 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Bremen, Indiana plants. These agreements expire on January 31, 2013, June 30, 2009 and October 31, 2009, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 106 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 190 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2010.

Investigation and remediation of contamination is ongoing at some of our sites. In particular, state agencies have been overseeing groundwater monitoring activities at our facility in Hartsville, South Carolina and a corrective action plan at our Clayton, Georgia facility. At Hartsville, we are monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit us to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of our Fairfield, Connecticut facility in 1996, we agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. We submitted data to the state that we believe demonstrates that no further remedial action is necessary although the state may require additional clean-up or monitoring. In connection with the purchase of our Clayton, Georgia facility, we agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is in the early stages. Although there can be no assurance, we do not expect expenses associated with these activities to be material.

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

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports and our governance documents, are made available free of charge on our Internet website (http://www.rbcbearings.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. A copy of the above filings will also be provided free of charge upon written request to us.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Weaknesses and cyclicality in any of the industries in which our customers operate;
•	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
•	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
•	Our ability to obtain and retain product approvals;
•	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
•	Our ability to acquire and integrate complementary businesses;
•	Unexpected equipment failures, catastrophic events or capacity constraints;
•	The costs of defending, or the results of, new litigation;
•	Our ability to attract and retain our management team and other highly-skilled personnel;
•	Increases in interest rates;
•	Work stoppages and other labor problems for us and our customers or suppliers;
•	Limitations on our ability to expand our business;
•	Regulatory changes or developments in the U.S. and foreign countries;
•	Developments or disputes concerning patents or other proprietary rights;
•	Changes in accounting standards, policies, guidance, interpretation or principles;
•	Risks associated with operating internationally, including currency translation risks;
•	The operating and stock performance of comparable companies;
•	Investors’ perceptions of us and our industry;
•	General economic, geopolitical, industry and market conditions; and
•	Changes in tax requirements (including tax rate changes and new tax laws).

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data.”

We are not under any duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission. All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

Our business, operating results, cash flows or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should carefully consider these risks before investing in shares of our common stock.

Risk Factors Related to Our Company

The bearing industry is highly competitive, and competition could reduce our profitability or limit our ability to grow.

The global bearing industry is highly competitive, and we compete with many U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens than us. We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearing industry we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could result in a material reduction in our revenues and profitability.

The loss of a major customer could result in a material reduction in our revenues and profitability.

Our top ten customers generated 31% of our net sales during fiscal 2009 and fiscal 2008. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In addition, many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. For example, the severe downturn in 2001 in the aerospace industry resulted in deferrals or cancellations in aircraft orders, which reduced the volume and price of orders placed for products used to manufacture commercial aircraft, including our bearings and other individual parts and components we manufacture. Previous industry downturns have negatively affected, and future industry downturns will negatively affect, our net sales, gross margin and net income.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2009, 6.5% of our net sales were made directly, and we estimate that approximately an additional 15.9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

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

As of March 28, 2009, we had $67.0 million of outstanding borrowings and letters of credit of $6.6 million under our $150.0 million KeyBank Credit Agreement. Under the KeyBank Credit Agreement, we had borrowing availability of $76.4 million as of March 28, 2009.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of March 28, 2009, approximately 11% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 54 employees will expire in June 2009, one agreement covering approximately 34 employees will expire in October 2009, and one agreement covering approximately 63 employees will expire in January 2013.

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

Our ability to remain competitive, sustain our growth and expand our operations largely depends on our cash flows from operations and our access to capital. We intend to fund our cash needs through operating cash flow and borrowings under our KeyBank Credit Agreement, but may require additional equity or debt financing to fund our growth and debt repayment obligations. In addition, we may need additional capital to fund future acquisitions. Our business may not generate sufficient cash flow, and we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance our existing debt on commercially reasonable terms, if at all. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity."

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

Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize all of the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the expected time frame. As a result of our acquisitions of other businesses, we may be subject to the risk of unforeseen business uncertainties or legal liabilities relating to those acquired businesses for which the sellers may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, China and England. Of our 24 facilities, 6 are located outside the U.S., including 4 manufacturing facilities.

Approximately 28% of our net sales were derived from sales directly or indirectly outside the U.S. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations, however, as the size of our international operations has continued to grow, we expect these risks to become increasingly important to our business operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we monitor exchange rates, we currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations have not had a material impact on our financial performance in the past, but such fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of March 28, 2009, we maintained one noncontributory defined benefit pension plan. The plan was overfunded by $0.9 million as of March 28, 2009 and by $0.5 million as of March 29, 2008, which are the amounts by which the accumulated benefit obligations are less than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 12 “Pension Plans.”

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

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We have numerous U.S. and foreign patents, trademark registrations and U.S. copyright registrations. We also have U.S. and foreign trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party's rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income. See Part I, Item 1. "Business—Intellectual Property."

Cancellation of orders in our backlog of orders could negatively impact our revenues.

As of March 28, 2009, we had an order backlog of $179.3 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our principal executive offices are located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Canton, Georgia	Walterboro, South Carolina
Clayton, Georgia	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2013	Horsham, Pennsylvania	April 14, 2010
Santa Fe Springs, California	July 1, 2009	Bishopville, South Carolina	January 31, 2016
Middlebury, Connecticut	June 30, 2010	Hartsville, South Carolina	September 30, 2014
Oxford, Connecticut	September 30, 2014	Delemont, Switzerland	August 31, 2015
Gloucestershire, England	May 21, 2012	Houston, Texas	June 30, 2012
Reynosa, Mexico	June 13, 2013	Hoffman Estates, Illinois	March 31, 2012
West Trenton, New Jersey	February 2, 2012	Shanghai, China	May 24, 2009
Oklahoma City, Oklahoma	September 30, 2021	Les Ulis, France	July 31, 2010

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2009.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of May 21, 2009 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Dr. Michael J. Hartnett	63	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	49	2003 2006	Vice President and Chief Financial Officer and Secretary Vice President and Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	51	2003 2008	General Manager Vice President and General Manager
Richard J. Edwards	53	1996	Vice President and General Manager
Thomas J. Williams	57	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	57	2005 2006	Director of Accounting Corporate Controller

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 19, 2009, there were 51 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$41.20	$33.24	$42.90	$33.70
Second Quarter	42.30	29.23	42.67	31.77
Third Quarter	35.74	16.03	43.98	33.46
Fourth Quarter	22.66	12.18	43.87	27.48

The last reported sale price of our common stock on the Nasdaq National Market on May 19, 2009 was $18.67 per share.

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

Issuer Purchases of Equity Securities

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice. The new program, which does not have an expiration date, replaced a $7.5 million program that expired on March 31, 2007.

Total share repurchases for the three months ended March 28, 2009, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/28/2008– 01/24/2009	—	$—	—	$6,943
01/25/2009 – 02/21/2009	2,980	18.03	2,980	6,889
02/22/2009 – 03/28/2009	—	—	—	$6,889
Total	2,980	$18.03	2,980

During the fourth quarter of fiscal 2009, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite over the period from August 10, 2005 (the date of our initial public offering) to March 28, 2009. Each line on the graph assumes that $100 was invested in our common stock on August 10, 2005 or in the respective indices at the closing price on August 10, 2005. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 28, 2009.

	August 10, 2005	April 1, 2006	March 31, 2007	March 29, 2008	March 28, 2009
RBC Bearings Incorporated	$100.00	$134.25	$218.93	$237.00	$106.02
Nasdaq Composite Index	100.00	109.18	115.16	107.74	71.12
Peer Group	100.00	124.18	179.46	176.90	107.33

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 28, 2009, March 29, 2008, March 31, 2007, April 1, 2006 and April 2, 2005 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included  in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on  Form 10-K.

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007	April 1, 2006	April 2, 2005
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$355,796	$330,600	$306,062	$274,509	$243,016
Cost of sales	237,576	217,022	205,953	191,561	174,602
Gross margin	118.220	113,578	100,109	82,948	68,414
Selling, general and administrative(2)	55,779	48,904	42,256	41,945	32,749
Other, net	7.471	1,824	5,934	2,424	3,526
Operating income	54,970	62,850	51,919	38,579	32,139
Interest expense, net	2,605	3,407	5,780	15,657	19,669
Loss on early extinguishment of debt(3)	319	27	3,576	3,771	6,950
Other non-operating expense (income)	645	(463)	(1,504)	78	(355)
Income before income taxes	51,401	59,879	44,067	19,073	5,875
Provision for (benefit from) income taxes	16,947	19,685	15,588	6,634	(1,385)
Net income	34,454	40,194	28,479	12,439	7,260
Preferred stock dividends	—	—	—	(893)	(2,280)
Participation rights of preferred stock in undistributed earnings	—	—	—	(630)	(1,142)
Net income available to common stockholders	$34,454	$40,194	$28,479	$10,916	$3,838
Net income per common share:(4)
Basic	$1.60	$1.87	$1.38	$0.84	$0.62
Diluted	$1.58	$1.84	$1.33	$0.76	$0.35
Weighted average common shares:(4)
Basic	21,570,979	21,457,846	20,579,498	12,931,185	6,202,615
Diluted	21,738,812	21,802,711	21,335,307	14,452,264	10,854,584
Other Financial Data:
Capital expenditures	$27,583	$17,758	$16,174	$10,341	$9,526

	As of
	March 28,	March 29,	March 31,	April 1,	April 2,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash	$30,557	$9,859	$5, 184	$16,126	$2,635
Working capital	205,904	176,269	138,970	146,612	120,656
Total assets	382,067	337,112	273,713	275,923	250,169
Total debt	68,151	57,750	59,405	165,747	220,079
Total stockholders' equity (deficit)	256,011	223,910	168,171	73,340	(7,759)

(1)
Net sales were $355.8 million in fiscal 2009 compared to $330.6 million in fiscal 2008, an increase of $25.2 million. Net sales in the compared periods included net sales of $6.6 million for PIC Design (acquired in June 2008), $6.1 million for AID (acquired in March 2008) and $4.8 million for BEMD (acquired in March 2008), all in fiscal 2009.

Net sales were $330.6 million in fiscal 2008 compared to $306.1 million in fiscal 2007, an increase of $24.5 million.  Net sales in the compared periods included net sales of  $5.4 million for Phoenix (acquired in May 2007), $2.7 million for CBS (acquired in July 2007), $0.3 million for AID (acquired in March 2008) and $0.3 million for BEMD (acquired in March 2008), all in fiscal 2008.

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

(2)	Selling, general and administrative expense for the fiscal year ended April 1, 2006 included non-recurring compensation expense of $5.2 million.

(3)	Loss on early extinguishment of debt in fiscal 2009 was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2009 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 24 facilities of which 22 are manufacturing facilities in four countries.

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

During the first nine months of fiscal 2009, the world economy continued to expand, and we experienced favorable conditions across our two major markets: diversified industrial and aerospace and defense. In our fiscal fourth quarter, we started to experience weaker demand for our diversified industrial products driven by an overall slowdown in most worldwide industrial markets, but particularly in non-residential construction, mining and oil and gas sectors. We expect these conditions to continue through our fiscal 2010.

In the aerospace market a recovery continued, and we believe it is at the late-stages of an extended cycle. Expansion of the commercial aircraft sector, in response to the need of the carriers to upgrade the worldwide fleet, drove increased build schedules at Boeing and Airbus. The defense sector continued to replace and develop its weapons and cargo platforms. This sector demonstrated increased requirements for replacement bearings for combat systems strained by extensive use in harsh environments over the past four years.

Approximately 21% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past four years, steel prices have increased to historically high levels, responding to unprecedented levels of world demand. To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 3 months or more.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 19 acquisitions which have significantly broadened our end markets, products, customer base and geographic reach.

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

Sales to the diversified industrial market accounted for 42% of our net sales for the fiscal year ended March 28, 2009. Sales to the aerospace and defense markets accounted for 58% of our net sales for the same period. We anticipate that sales to the aerospace and defense markets will increase as a percentage of our net sales.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 59% of our net sales for fiscal 2009. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

 Approximately 28% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2009, compared to 27% for fiscal 2008. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. Our top ten customers generated 31% of our net sales in fiscal 2009 and 2008. Out of the 31% of net sales generated by our top ten customers during the fiscal year ended March 28, 2009, 18% of net sales was generated by our top four customers. No single customer was responsible for generating more than 7% of our net sales for the same period.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We expect SG&A expenses will decrease in absolute terms as we experience the overall economic slowdown and take responsive action.

Other Expenses

In March 2009, we recorded a non-cash impairment charge of approximately $3.8 million. This charge was associated with a change in production capacity for the Class 8 truck market due to continued decline in the build rates for Class 8 trucks.

In December 2008, we completed the consolidation and rationalization of our RBC Linear Precision Products, Inc. subsidiary in Walterboro, South Carolina. This resulted in a total charge of $1.4 million, of which $0.4 million was related to the net disposal and impairment of fixed assets, $0.7 million was for a writedown of excess inventory, $0.2 million for severance costs and $0.1 million for other miscellaneous items.

In December 2007, our RBC Aircraft Products, Inc. subsidiary relocated from a leased to an owned facility within Torrington, Connecticut. Moving expenses related to the relocation of this manufacturing facility resulted in a charge of approximately $0.5 million in fiscal 2008.

In February 2007, our Tyson Bearing Company, Inc. subsidiary closed operations at our Glasgow, Kentucky facility. The production that was conducted at the Tyson facility has been moved to other RBC locations. This consolidation resulted in a charge of approximately $5.1 million in fiscal 2007.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	33.2	34.4	32.7
Selling, general and administrative	15.7	14.8	13.8
Other, net	2.1	0.6	1.9
Operating income	15.4	19.0	17.0
Interest expense, net	0.7	1.0	1.9
Loss on early extinguishment of debt	0.1	—	1.2
Other non-operating expense (income)	0.2	(0.1)	(0.5)
Income before income taxes	14.4	18.1	14.4
Provision for income taxes	4.7	6.0	5.1
Net income	9.7%	12.1%	9.3%

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists primarily of precision ball screws and machine tool collets. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
	(in thousands)
Net External Sales
Plain	$166,658	$154,535	$143,907
Roller	94,428	97,019	92,123
Ball	63,625	56,677	50,466
Other	31,085	22,369	19,566
Total	$355,796	$330,600	$306,062
Operating Income
Plain	$41,517	$40,982	$41,163
Roller	23,697	28,818	18,766
Ball	14,474	14,284	12,523
Other	2,375	2,669	2,200
Corporate	(27,093)	(23,903)	(22,733)
Total	$54,970	$62,850	$51,919

Geographic Information

The following table summarizes our net sales, by shipping location, for the periods shown:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
	(in thousands)
Geographic Revenues
Domestic	$301,413	$280,510	$265,644
Foreign	54,383	50,090	40,418
Total	$355,796	$330,600	$306,062

For additional information concerning our business segments, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 19 “Reportable Segments.”

Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales for fiscal 2009 were $355.8 million, an increase of $25.2 million, or 7.6%, compared to $330.6 million for the same period in fiscal 2008. During fiscal 2009, we experienced net sales growth in three of our four segments, driven by demand across end markets as well as continued efforts to supply new products to existing and new customers. Overall, net sales to aerospace and defense customers grew 18.6% in fiscal 2009 compared to the same period last year, driven mainly by commercial and military aerospace aftermarket, OEM demand and the $11.6 million contribution of newly-acquired divisions AID, BEMD and PIC Design. Net sales to diversified industrial customers decreased 4.6% in fiscal 2009 compared to the same period last year. This decline was offset by the inclusion of our PIC Design acquisition which contributed $5.3 million of net sales to our diversified industrial customers in fiscal 2009.

The Plain Bearings segment achieved net sales of $166.7 million in fiscal 2009, an increase of $12.2 million, or 7.8%, compared to $154.5 million for the same period in the prior year. The commercial and military aerospace market grew $13.9 million due to an increase in airframe and aerospace bearing shipments to aircraft manufacturers and continued demand for aftermarket product. The inclusion of AID accounted for $5.9 million of this increase. This increase was offset by a $1.7 million decline in net sales to our diversified industrial customers. This decline was mainly due to a shift in manufacturing capacity in response to growing aerospace demand and lower industrial OEM and aftermarket demand.

The Roller Bearings segment achieved net sales of $94.4 million in fiscal 2009, a decrease of $2.6 million, or 2.7%, compared to $97.0 million for the same period in the prior year. Net sales to the diversified industrial market declined by $3.9 million primarily driven by a continued slowdown in our Class 8 truck market and the overall diversified industrial market offset by an increase of $1.3 million in sales to the aerospace and defense sector.

The Ball Bearings segment achieved net sales of $63.6 million in fiscal 2009, an increase of $6.9 million, or 12.3%, compared to $56.7 million for the same period in the prior year. Strong aerospace and defense-related demand contributed an increase of $9.9 million which was offset by a decline of $3.0 million in sales to customers in the diversified industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $31.1 million in fiscal 2009, an increase of $8.7 million, or 39.0%, compared to $22.4 million for the same period last year. Contributing to this increase was $11.0 million from the inclusion of BEMD and PIC Design offset by a decrease of $2.3 million in sales of machine tool collets in Europe and a decline in precision ball screws.

Gross Margin.  Gross margin was $118.2 million, or 33.2% of net sales, in fiscal 2009, versus $113.6 million, or 34.4% of net sales, for the comparable period in fiscal 2008. The decrease in our gross margin as a percentage of net sales was mainly driven by start-up costs associated with our expansion into new bearing products of approximately $2.3 million and the inclusion of recent acquisitions which are currently operating at lower gross margin levels.

Selling, General and Administrative.  SG&A expenses increased by $6.9 million, or 14.1%, to $55.8 million in fiscal 2009 compared to $48.9 million for the same period in fiscal 2008. The increase was primarily due to an increase of $3.4 million for personnel necessary to support increased volume, higher incentive stock compensation expense of $1.2 million, and $2.3 million associated with acquisitions. As a percentage of net sales, SG&A was 15.7% in fiscal 2009 compared to 14.8% for the same period in fiscal 2008.

Other, net.  Other, net in fiscal 2009 was $7.5 million compared to $1.8 million for the same period in fiscal 2008. In fiscal 2009, other, net included $1.6 million of amortization of intangibles, $1.1 million of plant consolidation and moving expenses primarily related to the consolidation of our Walterboro, South Carolina facility,  a loss on disposal and impairment of fixed assets and intangibles of $4.4 million and bad debt expense of $0.4 million. In fiscal 2008, other, net included $1.3 million of amortization of intangibles, $0.5 million of moving expenses related to the relocation of our aircraft products manufacturing facility and a loss on disposal of fixed assets of $0.4 million, offset by other miscellaneous income of $0.4 million.

Operating Income.  Operating income was $55.0 million, or 15.4% of net sales, in fiscal 2009 compared to $62.9 million, or 19.0% of net sales, in fiscal 2008. Operating income for the Plain Bearings segment was $41.5 million in fiscal 2009, or 24.9% of net sales, compared to $41.0 million for the same period last year, or 26.5% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2009 of $23.7 million, or 25.1% of net sales, compared to $28.8 million, or 29.7% of net sales, in fiscal 2008. This segment was impacted by the non-cash impairment charge of $3.8 million associated with the Class 8 truck market. The Ball Bearings segment achieved an operating income of $14.5 million, or 22.7% of net sales, in fiscal 2009, compared to $14.3 million, or 25.2% of net sales, for the same period in fiscal 2008. The Other segment achieved an operating income of $2.4 million, or 7.6% of net sales, in fiscal 2009, compared to $2.7 million or 11.9% of net sales, for the same period in fiscal 2008. The increase in operating income in the Plain and Ball segments was driven primarily by an increase in net sales. The decrease in operating income in the Roller segment was primarily driven by the decrease in net sales to industrial customers.

Interest Expense, net.  Interest expense, net decreased by $0.8 million to $2.6 million in fiscal 2009, compared to $3.4 million in fiscal 2008, driven by debt reduction.

Loss on Early Extinguishment of Debt.  For fiscal 2009, loss on early extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Other Non-Operating Expense (Income).  In fiscal 2009, we incurred a foreign exchange loss of approximately $1.0 million related primarily to a loan to our Phoenix subsidiary denominated in British Pound Sterling. This was offset by approximately $0.4 million in payments received under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) for 2008.  This compared to $0.3 million in payments received in fiscal 2008 for 2007. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes was $51.4 million in fiscal 2009 compared to income before taxes of $59.9 million in fiscal 2008.

Income Taxes.  Income tax expense in fiscal 2009 was $16.9 million compared to $19.7 million in fiscal 2008.  The effective income tax rate in fiscal 2009 was 33.0% compared to 32.9% in fiscal 2008.

Net Income.  Net income was $34.5 million in fiscal 2009 compared to net income of $40.2 million in fiscal 2008.

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

Liquidity

RBCA has a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers. The KeyBank Credit Agreement provides RBCA with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $75.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

The KeyBank Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1, and a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 28, 2009, we were in compliance with all such covenants.

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

On September 10, 2007, we entered into an amendment of the KeyBank Credit Agreement.  Pursuant to the terms of the amendment, the commitment fees payable under the KeyBank Credit Agreement were decreased from a range of 10 to 27.5 basis points, based on our leverage ratio (as defined under the KeyBank Credit Agreement) to a range of 7.5 to 20 basis points.  Further, the margin payable under the KeyBank Credit Agreement for revolving loans that are base rate loans, based on our  leverage ratio, was decreased from a range of 0 to 75 basis points to a range of 0 to 25 basis points.  The margin payable under the KeyBank Credit Agreement for revolving loans that are fixed rate loans, based on our leverage ratio (as defined under the agreement) was decreased from a range of 62.5 to 165 basis points to a range of 37.5 to 115 basis points.  Also, the covenant requiring us to limit capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $20,000 was amended to increase the limit to an amount not to exceed $30,000. As of March 28, 2009, $67.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.6 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of March 28, 2009, we had the ability to borrow up to an additional $76.4 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $3.5 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 28, 2009, there were no borrowings under the Swiss Credit Facility.

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

Cash Flows

Fiscal 2009 Compared to Fiscal 2008

In the fiscal year ended March 28, 2009, we generated cash of $44.7 million from operating activities compared to $27.1 million for the fiscal year ended March 29, 2008. The increase of $17.6 million was mainly a result of a change in operating assets and liabilities of $7.4 million and the net of non-cash charges of $15.9 million offset by a decrease of $5.7 million in net income. The change in working capital investment was primarily attributable to a decrease in accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accounts payable offset by decrease in accrued expenses and other current liabilities, a decrease in non-current liabilities and an increase in other non-current assets.

Cash used for investing activities for fiscal 2009 included $27.6 million relating to capital expenditures compared to $17.8 million for fiscal 2008. $13.5 million of capital expenditures was associated with the building of a new wind bearing facility in Texas. Investing activities also included $6.3 million relating to the acquisition of PIC Design.

In fiscal 2009, financing activities provided $9.9 million. We received $26.0 million from an increase in our revolving credit facility, $0.2 million from the exercise of stock options and an income tax benefit of $0.1 million related to the exercise of non-qualified stock options. This was offset by the payoff of IRBs for $15.5 million, the repurchase of common stock of $0.6 million, capital lease payments of $0.2 million and payments on notes payable of $0.1 million.

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

Cash used for investing activities for fiscal 2008 included $17.8 million relating to capital expenditures compared to $16.2 million for fiscal 2007. Investing activities also included $13.9 million relating to the acquisitions of the Phoenix, CBS, AID and BEMD businesses.

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

Capital Expenditures

Our capital expenditures in fiscal 2009 were $27.6 million. $13.5 million of capital expenditures was associated with the building of a new wind bearing facility in Texas. We expect to make capital expenditures of approximately $8.0 to $10.0 million during fiscal 2010 in connection with our existing business and the expansion into the large bearing market segment. We have funded our fiscal 2009 capital expenditures, and expect to fund fiscal 2010 capital expenditures, principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 28, 2009:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$68,151	$1,151	$67,000	$—	$—
Capital lease obligations	710	253	336	121	—
Operating leases	22,096	4,542	7,508	4,330	5,716
Interest on fixed rate debt(2)	3,353	1,392	1,955	6	—
Interest on variable rate debt(3)	1,040	416	624	—	—
Pension and postretirement benefits	18,223	1,696	3,384	3,505	9,638
Total contractual cash obligations	$113,573	$9,450	$80,807	$7,962	$15,354

(1)	Includes the $67.0 million five-year senior secured revolving credit facility under our KeyBank Credit Agreement and $1.2 million note payable.

(2)	Interest payments are calculated based on a LIBOR rate of 3.64% (per the interest rate swap agreement) plus the current bank margin per our bank agreement.

(3)
Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 0.5% plus bank margin per our KeyBank Credit Agreement.  To the extent that actual rates change, our interest rate obligations will change accordingly.

Quarterly Results of Operations

	Quarter Ended
	Mar. 28, 2009	Dec. 27, 2008	Sept. 27, 2008	Jun. 28, 2008	Mar. 29, 2008	Dec. 29, 2007	Sept. 29, 2007	Jun. 30, 2007
	(Unaudited) (in thousands, except per share data)
Net sales	$83,841	$85,281	$94,294	$92,380	$92,138	$80,407	$78,232	$79,823
Gross margin	28,946	28,502	30,217	30,555	32,342	27,554	26,237	27,445
Operating income	9,961	12,795	15,168	17,046	17,963	15,111	13,995	15,781
Net income	$6,483	$7,700	$9,588	$10,683	$12,039	$9,581	$8,749	$9,825
Net income per common share:
Basic(1)(2)	$0.30	$0.36	$0.44	$0.50	$0.56	$0.45	$0.41	$0.46
Diluted(1)(2)	$0.30	$0.35	$0.44	$0.49	$0.55	$0.44	$0.40	$0.45

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted SFAS No. 159 at the beginning of fiscal 2009. It did not have an effect on the Company’s financial position, results of operations or cash flows as the Company has elected not to measure eligible items at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No.161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008.  Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required.  The Company currently has only one interest rate swap and has adopted the disclosure provisions of SFAS No. 161 in  fiscal 2009.

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

The premise of SFAS No. 160 is based on the economic entity concept of consolidated financial statements.  Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010.  Early adoption is prohibited. The Company believes the initial adoption of SFAS No. 141(R) and SFAS No. 160 will not have a material impact on its results of operations and financial position.

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

Goodwill.  Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of our reporting units is calculated by the combination of a present value of future cash flow method and a multiple of EBITDA method. Although no changes are expected as a result of the comparison, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future.

Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we are required to establish a valuation allowance. If a valuation allowance is established or increased during any period, we are required to include this amount as an expense within the tax provision in the Consolidated Statements of Operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, accrual for uncertain tax positions and any valuation allowance recognized against net deferred tax assets.

Pension Plans and Postretirement Health Care.  We have a noncontributory defined benefit pension plan covering union employees in our Heim division plant in Fairfield, Connecticut, our Bremen subsidiary plant in Plymouth, Indiana and  former union employees of our Tyson subsidiary in Glasgow, Kentucky and Nice subsidiary in Kulpsville, Pennsylvania.

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 6.00% at March 31, 2007 to 6.25% at March 29, 2008 and to 7.00% at March 28, 2009. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plans was 8.5% in fiscal 2009 and fiscal 2008.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.25% to 5.25%) would have increased our pension expense for fiscal 2009 by approximately $0.2 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.25% to 7.25%) would have had no impact on our pension expense for fiscal 2009.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.50% to 7.50%) would have increased our pension expense for fiscal 2009 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.50% to 9.50%) would have reduced our pension expense for fiscal 2009 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 28, 2009 by 1.00% (from 7.00% to 6.00%) would have increased the projected benefit obligation of our pension plans by approximately $2.0 million. Increasing the discount rate assumption used to determine the funded status as of March 28, 2009 by 1.00% (from 7.00% to 8.00%) would have reduced the projected benefit obligation of our pension plans by approximately $1.7 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our actual target allocation of plan assets was 100 percent short-term investments as of March 28, 2009 and March 29, 2008. In our opinion, there is still uncertainty in the global equity and debt markets and the global financial system. We have developed a new asset allocation strategy for fiscal 2010 and beyond based on a 60% to 80% equity allocation and 20% to 40% fixed income allocation, but until we see stabilization in the global financial markets, we will continue to be vested 100% in short term investments.

One of our foreign operations, Schaublin, sponsors a pension plan for its approximately 154 employees, in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, we have effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by us.  For fiscal years 2009, 2008 and 2007, we reported premium payments equal to $0.6 million, $0.5 million, and $0.5 million, respectively.

The postretirement health care plans are unfunded and costs are paid as incurred. Postretirement benefit obligations as of March 28, 2009 and March 29, 2008 were, respectively, $3.1 million ($2.8 million in “Other non-current liabilities” and $0.3 million in “Current liabilities”) and $2.9 million ($2.6 million in “Other non-current liabilities” and $0.3 million in “Current liabilities”) in our Consolidated Balance Sheet.

Our expense for the Postretirement Plans was $0.3 million and $0.2 million for the years ended March 28, 2009 and March 29, 2008, respectively, and was calculated based upon a number of actuarial assumptions.

We use a March 31 measurement date for our plans. We expect to contribute approximately $0.3 million to our postretirement benefit plans in fiscal year 2010.

Stock-Based Compensation. The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period.

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.5	5.0	4.9
Risk-free interest rate	1.78%	5.0%	5.0%
Expected volatility	42.8%	35.4%	34.4%

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

Derivative Instruments.  We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. In fiscal 2008, we entered into an interest rate swap agreement to hedge a portion of our debt. This instrument qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in other comprehensive income (loss).

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have generally been able to pass through these price increases through price increases on our products, the assessment of steel surcharges on our customers or entry into long-term agreements with our customers which often contain escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 3 months or more between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline, and we may not be able to implement other price increases for our products.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 28, 2009, we had $68.2 million of indebtedness outstanding, of which $37.0 million bore interest at floating rates after taking into account an interest rate swap agreement that we entered into to mitigate the effect of interest rate fluctuations. Under this agreement, we pay a fixed rate of interest of 3.64% and receive floating rates of interest based on one month LIBOR, as required. This agreement matures on June 24, 2011. Depending upon market conditions, we may enter into additional interest swap or hedge agreements (with counterparties that, in our judgment, have sufficient credit worthiness) to hedge our exposure against interest rate volatility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness.  Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 28, 2009, our margin is 0.0% for prime rate loans (prime rate at March 28, 2009 was 3.50%) and 0.625% for LIBOR rate loans (one month LIBOR rate at March 28, 2009 was 1.125%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During fiscal 2009 and 2008, our average outstanding variable rate debt, after taking into account the average outstanding notational amount of our interest rate swap agreement, was 54% and 46% of our average outstanding debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest. Please read Part II, Item 8. “Financial Statements and Supplementary Data” Note 2 “Summary of Significant Accounting Policies-Derivative Financial Instruments” and Note 10 “Debt”  included elsewhere in this Annual Report on Form 10-K which outline the principal and notional interest rates, fair values and other terms required to evaluate the expected cash flow from this agreement.

Based on the outstanding amount of our variable rate indebtedness of $37.0 million, a 100 basis point change in interest rate would have changed our interest expense by $0.4 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at March 28, 2009.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies for fiscal 2009 compared to 16% in fiscal 2008. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 28, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 28, 2009 and March 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
May 22, 2009

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 28, 2009	March 29, 2008
ASSETS
Current assets:
Cash	$30,557	$9,859
Accounts receivable, net of allowance for doubtful accounts of $1,571 in 2009 and $1,018 in 2008	63,692	66,137
Inventory	134,275	123,820
Deferred income taxes	6,677	5,567
Prepaid expenses and other current assets	8,912	9,976
Total current assets	244,113	215,359
Property, plant and equipment, net	87,697	73,243
Goodwill	32,999	31,821
Intangible assets, net of accumulated amortization of $5,035 in 2009 and $3,583 in 2008	12,673	11,404
Other assets	4,585	5,285
Total assets	$382,067	$337,112

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 28, 2009	March 29, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,525	$24,851
Accrued expenses and other current liabilities	16,533	13,489
Current portion of long-term debt	1,151	750
Total current liabilities	38,209	39,090
Long-term debt, less current portion	67,000	57,000
Deferred income taxes	6,341	6,064
Other non-current liabilities	14,506	11,048
Total liabilities	126,056	113,202
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2009 and 2008; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2009 and 2008; issued and outstanding shares: 21,838,486 in 2009 and 21,782,186 in 2008	218	218
Additional paid-in capital	187,139	184,285
Accumulated other comprehensive income (loss)	(3,327)	1,312
Retained earnings	76,142	41,688
Treasury stock, at cost, 132,230 shares in 2009 and 113,322 shares in 2008	(4,161)	(3,593)
Total stockholders' equity	256,011	223,910
Total liabilities and stockholders' equity	$382,067	$337,112

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net sales	$355,796	$330,600	$306,062
Cost of sales	237,576	217,022	205,953
Gross margin	118,220	113,578	100,109
Operating expenses:
Selling, general and administrative	55,779	48,904	42,256
Other, net	7,471	1,824	5,934
Total operating expenses	63,250	50,728	48,190
Operating income	54,970	62,850	51,919
Interest expense, net	2,605	3,407	5,780
Loss on early extinguishment of debt	319	27	3,576
Other non-operating expense (income)	645	(463)	(1,504)
Income before income taxes	51,401	59,879	44,067
Provision for income taxes	16,947	19,685	15,588
Net income	$34,454	$40,194	$28,479
Net income per common share:
Basic	$1.60	$1.87	$1.38
Diluted	$1.58	$1.84	$1.33
Weighted average common shares:
Basic	21,570,979	21,457,846	20,579,498
Diluted	21,738,812	21,802,711	21,335,307

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity	Income
Balance at April 1, 2006	16,976,381	$170	$103,317	$(3,392)	$(26,755)	—	$—	$73,340
Net income	—	—	—	—	28,479	—	—	28,479	$28,479
Net proceeds from issuance of common stock	2,994,021	30	57,794	—	—	—	—	57,824
Repurchase of common stock	—	—	—	—	—	(37,356)	(1,050)	(1,050)
Stock-based compensation	—	—	767	—	—	—	—	767
Exercise of common stock options	1,362,917	13	3,077	—	—	—	—	3,090
Issuance of restricted stock	75,675	1	—	—	—	—	—	1
Income tax benefit on IRS settlement	—	—	1,122	—	—	—	—	1,122
Income tax benefit realized on exercise of non-qualified common stock options	—	—	3,412	—	—	—	—	3,412
Minimum pension liability adjustment, net of taxes of $549	—	—	—	887	—	—	—	887	887
Currency translation adjustments	—	—	—	908	—	—	—	908	908
Adoption of SFAS No. 158, net of taxes of $377	—	—	—	(609)	—			(609)
Comprehensive income									$30,274
Balance at March 31, 2007	21,408,994	214	169,489	(2,206)	1,724	(37,356)	(1,050)	168,171
Net income	—	—	—	—	40,194	—	—	40,194	$40,194
Repurchase of common stock	—	—	—	—	—	(70,367)	(2,308)	(2,308)
Stock-based compensation	—	—	1,255	—	—	—	—	1,255
Exercise of equity awards	323,942	3	4,036	—	—	(5,599)	(235)	3,804
Change in net prior service cost and actuarial losses, net of tax benefit of $199	—	—	—	(322)	—	—	—	(322)	(322)
Issuance of restricted stock	49,250	1	—	—	—	—	—	1
Change in fair value of derivatives, net of tax benefit of $288	—	—	—	(464)	—	—	—	(464)	(464)
Income tax benefit on exercise of non-qualified common stock options	—	—	9,505	—	—	—	—	9,505
Currency translation adjustments	—	—	—	4,304	—	—	—	4,304	4,304
Adoption of FIN 48	—	—	—	—	(230)	—	—	(230)
Comprehensive income									$43, 712
Balance at March 29, 2008	21,782,186	$218	$184,285	$1,312	$41,688	(113,322)	$(3,593)	$223,910
Net income	—	—	—	—	34,454	—	—	34,454	$34,454
Repurchase of common stock	—	—	—	—	—	(10,000)	(336)	(336)
Stock-based compensation	—	—	2,502	—	—	—	—	2,502
Exercise of equity awards	12,800	—	253	—	—	(8,908)	(232)	21
Change in net prior service cost and actuarial losses, net of taxes of $144	—	—	—	233	—	—	—	233	233
Issuance of restricted stock	43,500	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax benefit of $360	—	—	—	(582)	—	—	—	(582)	(582)
Income tax benefit on exercise of non-qualified common stock options	—	—	99	—	—	—	—	99
Currency translation adjustments	—	—	—	(4,290)	—	—	—	(4,290)	(4,290)
Comprehensive income									$29,815
Balance at March 28, 2009	21,838,486	$218	$187,139	$(3,327)	$76,142	(132,230)	$(4,161)	$256,011

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$34,454	$40,194	$28,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,592	9,211	8,933
Excess tax benefits from stock-based compensation	(99)	(9,505)	(3,412)
Deferred income taxes	123	1,110	9,282
Amortization of intangible assets	1,568	1,254	713
Amortization of deferred financing costs and debt discount	234	229	353
Stock-based compensation	2,502	1,255	767
Loss on disposition of assets	4,383	131	1,917
Loss on early extinguishment of debt (non-cash portion)	319	27	3,576
Other	—	—	(169)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,487	(6,241)	(1,215)
Inventory	(11,056)	(11,737)	2,489
Prepaid expenses and other current assets	1,087	(6,996)	(401)
Other non-current assets	(1,446)	(2,189)	37
Accounts payable	(3,959)	341	917
Accrued expenses and other current liabilities	2,877	6,553	4,738
Other non-current liabilities	1,675	3,440	(1,269)
Net cash provided by operating activities	44,741	27,077	55,735
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,583)	(17,758)	(16,174)
Acquisition of businesses, net of cash acquired	(6,325)	(13,896)	(8,753)
Proceeds from sale of assets	568	43	3,574
Net cash used in investing activities	(33,340)	(31,611)	(21,353)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	26,000	(1,000)	42,000
Net proceeds from issuance of common stock	—	—	57,824
Repurchase of common stock	(569)	(2,542)	(1,050)
Exercise of stock options	253	4,038	3,090
Excess tax benefits from stock-based compensation	99	9,505	3,412
Retirement of industrial revenue bonds	(15,500)	(1,155)	—
Retirement of term loans	—	—	(144,875)
Payments on term loans	—	—	(4,654)
Other, net	(361)	(254)	(1,220)
Net cash provided by (used in) financing activities	9,922	8,592	(45,473)
Effect of exchange rate changes on cash	(625)	617	149
Cash and cash equivalents:
Increase (decrease) during the year	20,698	4,675	(10,942)
Cash, at beginning of year	9,859	5,184	16,126
Cash, at end of year	$30,557	$9,859	$5,184
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,365	$3,065	$5,929
Income taxes	$14,856	$11,396	$780

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.           Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2009, 2008 and 2007, no one customer accounted for more than 7% of the Company's sales. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

2.           Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), Tyson Bearings, Inc. (“Tyson”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”) and RBC CBS Coastal Bearing Services LLC (“CBS”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), A.I.D. Company (“AID”), BEMD Company (“BEMD”) and PIC Design (“PIC Design”) divisions of RBCA. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice.  All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2009, 2008 and 2007 each contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, accrued expenses, depreciation and amortization, income taxes and tax  reserves, pension and postretirement obligations and the valuation of options.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment, including equipment under capital leases, is provided for by the straight-line method over the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation of assets under capital leases is reported within depreciation and amortization. The cost of equipment under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company's property, plant and equipment follows:

Buildings	20-30 years
Machinery and equipment	3-15 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Recognition of Revenue and Accounts Receivable and Concentration of Credit Risk

The Company recognizes revenue only after the following four basic criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectibility is reasonably assured.

Revenue is recognized upon the passage of title, which generally is at the time of shipment. Accounts receivable, net of applicable allowances, is recorded when goods are shipped.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 12% and 10% of accounts receivables at March 28, 2009 and March 29, 2008, respectively.

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

Goodwill

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company’s reporting units is calculated by comparing the combination of the net present value of future cash flows method and a market approach method to the reporting units' carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

All derivatives are to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” (“FIN 48”), as of the beginning of its 2008 fiscal year.  This interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized.  The recognized tax position is measured as the largest benefit that is greater than 50% likely of being realized upon ultimate settlement.  Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under FIN 48 is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing.  As a result of the adoption of FIN 48, the Company recognized a $230 increase in its income tax liabilities and a reduction to the April 1, 2007 beginning balance of retained earnings of $230 (see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 14 “Income Taxes”).

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net income	$34,454	$40,194	$28,479

Denominator:
Denominator for basic net income per common share—weighted-average shares	21,570,979	21,457,846	20,579,498
Effect of dilution due to employee stock options	167,833	344,865	755,809
Denominator for diluted net income per common share—adjusted weighted-average shares	21,738,812	21,802,711	21,335,307
Basic net income per common share	$1.60	$1.87	$1.38
Diluted net income per common share	$1.58	$1.84	$1.33

At March 28, 2009, 860,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2009, 2008 and 2007 amounted to $6,636, $6,950 and $5,767, respectively. Net assets of the Company's foreign operations were $47,081 and $47,155 at March 28, 2009 and March 29, 2008, respectively.

Fair Value of Measurements

The Company adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on March 30, 2008. SFAS No 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction beween market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted princes in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities that are measured on a recurring basis at March 28, 2009 consist of the Company’s interest rate swap agreement. The Company has measured the fair value of the swap agreement using the income approach. The fair value of this agreement reflects the estimated amount that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, this derivative instrument is classified within Level 2.

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company's borrowings under its KeyBank Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at April 1, 2006	$(1,385)	$—	$(2,007)	$(3,392)
Currency translation	908	—	—	908
Minimum pension liability, net of taxes	—	—	887	887
Adoption of SFAS No. 158, net of taxes	—	—	(609)	(609)
Balance at March 31, 2007	(477)	—	(1,729)	(2,206)
Currency translation	4,304	—	—	4,304
Change in fair value of derivatives, net of taxes	—	(464)	—	(464)
Net prior service cost and actuarial losses, net of taxes	—	—	(322)	(322)
Balance at March 29, 2008	3,827	(464)	(2,051)	1,312
Currency translation	(4,290)	—	—	(4,290)
Change in fair value of derivatives, net of taxes	—	(582)	—	(582)
Net prior service cost and actuarial losses, net of taxes	—	—	233	233
Balance at March 28, 2009	$(463)	$(1,046)	$(1,818)	$(3,327)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted SFAS No. 159 at the beginning of fiscal 2009. It did not have an effect on the Company’s financial position, results of operations or cash flows as the Company has elected not to measure eligible items at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No.161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flow. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008.  The Company currently has only one interest rate swap and has adopted the disclosure provisions of SFAS No. 161 in  fiscal 2009.

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

The premise of SFAS No. 160 is based on the economic entity concept of consolidated financial statements.  Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010.  Early adoption is prohibited. The Company believes the initial adoption of SFAS No. 141(R) and SFAS No. 160 will not have a material impact on its results of operations and financial position.

3.	Acquisitions

On June 6, 2008, the Company acquired the assets of Precision Industrial Components LLC (“PIC Design”), a manufacturer and supplier of tight-tolerance, precision mechanical components for use in the motion control industry, located in Middlebury, CT for $6,325 in cash and the assumption of certain liabilities. The preliminary purchase price allocation is as follows:  accounts receivable ($1,072), inventory ($2,919), other current assets ($64), property, plant and equipment ($1,678), goodwill ($1,168), intangible assets ($885), non-current assets ($57), current liabilities ($1,098) and long-term liabilities ($420).  The products associated with the acquisition are complementary with products already provided by other Company businesses. PIC Design is included in the Other segment.

On March 12, 2008, the Company acquired the assets of A.I.D. Corporation, a manufacturer of integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets, located in Clayton, Georgia for $3,254. The purchase price allocation is as follows: accounts receivable ($420), inventory ($2,094), other current assets ($18), property, plant and equipment ($1,629), intangible assets ($1,211), goodwill ($1,389), current liabilities ($3,257) and long-term liabilities ($250). The products associated with the acquisition are complementary with products already provided by other Company businesses. AID is included in the Plain Bearings segment.

On March 12, 2008, the Company acquired the assets of BEMD, Inc., a machining business of integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets, located in Canton, Georgia for $2,719. The purchase price allocation is as follows: accounts receivable ($318), inventory ($1,275), other current assets ($56), property, plant and equipment ($1,326), intangible assets ($565), current liabilities ($571) and long-term liabilities ($250). The products associated with the acquisition are complementary with products already provided by other Company businesses. BEMD is included in the Other segment.

On July 25, 2007, the Company acquired the assets of Coastal Bearing Services, Inc., for $3,671. Located in Houston, Texas, CBS manufactures, inspects and refurbishes large bearings for the oil and mining industries, as well as other general industrial applications with sizes ranging up to 124 inches in diameter.  The purchase price allocation is as follows: accounts receivable ($644), inventory ($653), other current assets ($86), property, plant and equipment ($825), intangible assets ($1,464), goodwill ($671) and accrued expenses ($672).  The products associated with the acquisition are complementary with products already provided by other Company businesses. CBS is included in the Ball Bearings segment.

On May 22, 2007, the Company acquired the capital stock of Phoenix, a manufacturer of bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter, located in Gloucestershire, England for $4,739. The purchase price allocation is as follows: accounts receivable ($1,344),  inventory ($881),  other current assets ($385), property, plant and equipment ($550), intangible assets ($3,347), goodwill ($15),   current liabilities ($1,701) and long-term liabilities ($82). The products associated with the acquisition are complementary with products already provided by other Company businesses. Phoenix is included in the Roller Bearings segment

On September 12, 2006, the Company acquired the capital stock of All Power, a manufacturer of highly-engineered precision plain, roller and ball bearings for the industrial, defense and aerospace industries, for $9,926. The purchase price included approximately $8,753 in cash, a $750 note payable and approximately $423 in transaction expenses. The purchase price allocation is as follows: accounts receivable ($1,969), inventory ($1,382), other current assets ($261), property, plant and equipment ($1,614), intangible assets ($3,672), goodwill ($4,708), current liabilities ($1,508) and long-term liabilities ($2,172). The products associated with the acquisition are complementary with products already provided by other Company businesses. All Power, which is located in Santa Fe Springs, California, is included in the plain bearings reportable segment. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

The results of operations subsequent to the effective dates of the acquisitions are included in the results of operations of the Company. Unaudited pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided for the years ended March 28, 2009 and March 29, 2008, as if the PIC Design, AID, BEMD, CBS and Phoenix acquisitions took place on April 1, 2007, are as follows:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008
Net sales	$357,525	$352,417
Net income	$34,593	$41,251

Net income per common share:
Basic	$1.60	$1.92
Diluted	$1.59	$1.89

4.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 28, 2009	$1,018	$702	$(3)	$(146)	$1,571
March 29, 2008	867	114	37	—	1,018
March 31, 2007	838	183	39	(193)	867

*Acquisition transactions (see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 3 “Acquisitions”).

5.	Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	March 28, 2009	March 29, 2008
Raw materials	$11,325	$11,561
Work in process	39,155	38,488
Finished goods	83,795	73,771
	$134,275	$123,820

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 28, 2009	March 29, 2008
Land	$9,826	$8,696
Buildings and improvements	33,217	26,247
Machinery and equipment	126,942	120,274
	169,985	155,217
Less: accumulated depreciation and amortization	82,288	81,974
	$87,697	$73,243

7.	Restructuring of Operations

In December 2008, the Company completed the consolidation and rationalization of its Walterboro, South Carolina plant. This resulted in a total charge of $1,410 of which $412 was related to the net disposal and impairment of fixed assets, $741 was for impairment of excess inventory, $165 for severance costs and $92 for other miscellaneous items.

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

On December 18, 2006, the Company completed the final phase of its Nice consolidation plan with the sale of its facility located in Kulpsville, Pennsylvania. The asset was sold for approximately $3,507 after expenses and the Company realized a gain on the sale of approximately $807 before income taxes.

8.	Goodwill and Amortizable Intangible Assets

Goodwill

During fiscal 2009, goodwill increased $1,167 with the acquisition of PIC Design in addition to an $11 adjustment related to the fiscal 2008 acquisition of Phoenix. During fiscal 2008, goodwill increased $2,190 with the acquisitions of CBS ($671) and AID ($1,292) in addition to a $227 adjustment related to the fiscal 2007 acquisition of All Power.

Goodwill balances, by segment, consist of the following:

	March 28, 2009	March 29, 2008
Roller	$15,684	$15,673
Plain	15,477	15,477
Ball	671	671
Other	1,167	—
	$32,999	$31,821

Intangible Assets

		March 28, 2009		March 29, 2008
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$5,969	$965	$6,261	$604
Customer relationships and lists	10	5,214	1,755	4,818	1,382
Trade names	11	1,374	575	1,391	446
Distributor agreements	5	722	722	722	722
Patents and trademarks	12	3,022	219	812	29
Domain names	12	437	36	—	—
Other	5	970	763	983	400
Total		$17,708	$5,035	$14,987	$3,583

Amortization expense for definite-lived intangible assets during fiscal year 2009, 2008, and 2007 was $1,568, $1,254 and $713, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2010	$1,260
2011	1,260
2012	1,261
2013	1,262
2014	1,162
2015 and thereafter	6,468

9.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 28, 2009	March 29, 2008
Employee compensation and related benefits	$6,362	$5,592
Taxes	1,215	2,198
Insurance	1,734	1,134
Interest rate swap	1,694	752
Other	5,528	3,813
	$16,533	$13,489

10.	Debt

On June 26, 2006, RBCA terminated the Amended Credit Agreement, and the related credit, security and ancillary agreements, and entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers. The KeyBank Credit Agreement provides RBCA with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment). Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the Company’s margin is 0.0% for prime rate loans and 0.625% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. The KeyBank Credit Agreement requires the Company to comply with various covenants. As of March 28, 2009, the Company was in compliance with all such covenants. The KeyBank Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the credit agreement. The Company’s obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of the Company’s and RBCA’s assets and a guaranty by the Company of RBCA’s obligations.

On June 26, 2006, the Company borrowed approximately $79,000 under the KeyBank Credit Agreement and used such funds to (i) pay fees and expenses associated with the KeyBank Credit Agreement and (ii) repay the approximately $78,000 balance outstanding under the Amended Credit Agreement.  As of March 28, 2009, $67,000 was outstanding under the KeyBank Credit Agreement. The Company recorded a non-cash pre-tax charge of approximately $3,576 in fiscal 2007 to write off deferred debt issuance costs associated with the early termination of the Amended Credit Agreement. Approximately $6,556 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 28, 2009, RBCA had the ability to borrow up to an additional $76,444 under the KeyBank Credit Agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%)  and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at March 28, 2009 was a liability of $1,694 and was included in other current liabilities. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

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

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 Swiss francs, or $3,530, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of March 28, 2009, there were no borrowings under the Swiss Credit Facility.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provided for borrowings up to $10,700 under two industrial development revenue bonds (Series 1994 A and B).  The interest rate is variable and based on the 90-day U.S. Treasury Bill rate. Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provided for borrowings up to $4,800 under an industrial development revenue bond (Series 1999) (collectively, "Bonds"). The interest rate on the Bonds is variable and based on the Bond Market Association 7-day Municipal Swap Index. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. On May 1, 2008, the Company voluntarily paid off the Series 1999 bonds, the principal of which was $4,800. In addition, on June 2, 2008, the Company voluntarily paid off the Series 1994 A and B bonds, the principal amounts of which were $7,700 and $3,000, respectively. The Company recorded a non-cash pre-tax charge of approximately $319 in the period ended March 28, 2009 to write off deferred financing costs associated with the voluntary payoff of the bonds.

The balances payable under all borrowing facilities are as follows:

	March 28, 2009	March 29, 2008
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 3.25% and 5.25% at March 28, 2009 and March 29, 2008, respectively, and LIBOR 0.5% and 2.69% at March 28, 2009 and March 29, 2008, respectively)	$67,000	$41,000
Note Payable, payable through September 2009 (weighted average interest rate was 6.30% at March 28, 2009 and March 29, 2008, respectively)	1,151	1,250

Industrial Development Revenue Bonds
Series 1994 A, bears interest at a variable rate (weighted average interest rate was 5.20% for the fiscal year ended March 29, 2008)	—	7,700
Series 1994 B, bears interest at a variable rate (weighted average interest rate was 5.20% for the fiscal year ended March 29, 2008)	—	3,000
Series 1999, bears interest at a variable rate (weighted average interest rate was 3.81% for the fiscal year ended March 29, 2008)	—	4,800
Total Debt	68,151	57,750
Less: Current Portion	1,151	750
Long-Term Debt	$67,000	$57,000

The current portion of long-term debt as of March 28, 2009 includes $401 notes payable related to the acquisitions of AID and BEMD and a $750 note payable related to the All Power acquisition. As of March 29, 2008, the current portion of long-term debt includes a $750 note payable related to the All Power acquisition.

Maturities of debt during each of the following three fiscal years are as follows:

2010	$1,151
2011	—
2012	67,000

11.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 28, 2009	March 29, 2008
Non-current pension liability	$—	$794
Other postretirement benefits	2,848	2,616
Non-current income tax liability	8,153	4,231
Other	3,505	3,407
	$14,506	$11,048

12.	Pension Plans

At March 28, 2009, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

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

As of March 28, 2009, plan assets are comprised primarily of cash and short-term investments. The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a March 31 measurement date for its plan.

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

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at March 28, 2009 and March 29, 2008:

	March 28, 2009	March 29, 2008
Change in benefit obligation:
Benefit obligation at beginning of year	$20,253	$18,111
Service cost	441	270
Interest cost	1,211	1,184
Actuarial (gain) loss	(1,169)	2,013
Benefits paid	(1,894)	(1,325)
Benefit obligation, at measurement date	$18,842	$20,253
Change in plan assets:
Fair value of plan assets at beginning of year	$20,745	$16,997
Actual return on plan assets	682	2,977
Employer contributions	250	2,096
Benefits paid	(1,894)	(1,325)
Fair value of plan assets	$19,783	$20,745

Over funded status	$941	$492
Amounts recognized in the consolidated balance sheet:
Non-current assets	$941	$1,287
Non-current liabilities	—	(795)
Net asset recognized	$941	$492

Amounts recognized in accumulated other comprehensive loss:

	March 28, 2009	March 29, 2008

Prior service cost	$311	$361
Net actuarial loss	2,069	2,219
Accumulated other comprehensive loss	$2,380	$2,580

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2010:

Prior service cost	$40
Net actuarial loss	10
Total	$50

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended March 28, 2009:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Components of net periodic benefit cost:
Service cost	$441	$270	$484
Interest cost	1,211	1,184	1,033
Expected return on plan assets	(1,691)	(1,474)	(1,309)
Amortization of prior service cost	40	8	28
Amortization of losses	—	163	166
Additional amount recognized due to curtailment	—	—	299
Net periodic benefit cost	$1	$151	$701

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2009	FY 2008	FY 2007
Discount rate	6.25%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%

The discount rate used in determining the funded status as of March 28, 2009 and March 29, 2008 was 7.00% and 6.25%, respectively.

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

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company's target allocation of plan assets was 100 percent short-term investments as of March 28, 2009 and March 29, 2008. In the Company’s opinion, there is still uncertainty in the global equity and debt markets and the global financial system. The Company has developed a new asset allocation strategy for fiscal 2010 and beyond based on a 60% to 80% equity allocation and 20% to 40% fixed income allocation, but until the Company sees stabilization in the global financial markets, it will continue to be vested 100% in short term investments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2009.

2010	$1,391
2011	1,383
2012	1,436
2013	1,439
2014	1,499
2015-2019	8,147

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 154 employees in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For fiscal years 2009, 2008 and 2007, the Company made contribution and premium payments equal to $588, $530 and $476, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions which equaled 30% of the first 6% of eligible employee compensation. Employer contributions under this plan amounted to $568, $595 and $328 in fiscal 2009, 2008 and 2007, respectively. Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their  salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation.  The Company made contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees' annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $131, $175 and $154 in fiscal 2009, 2008 and 2007, respectively. Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan.

13.	Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton and Bremen facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. As a result of the acquisition of PIC Design in fiscal 2009, the Company assumed the postretirement health care and life insurance liability for former employees covered by the existing plan. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in “Accrued expenses and other current liabilities” and "Other non-current liabilities" in the Consolidated Balance Sheet.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 28, 2009 and March 29, 2008:

	March 28, 2009	March 29, 2008
Change in benefit obligation:
Benefit obligation at beginning of year	$2, 891	$2, 694
Service cost	49	60
Interest cost	200	165
Actuarial (gain) loss	(154)	191
Benefits paid	(249)	(219)
Acquisition	416	—
Benefit obligation at end of year	$3,153	$2,891
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	249	219
Benefits paid	(249)	(219)
Fair value of plan assets at end of year	$—	$—

Funded status, end of year	$(3,153)	$(2,891)
Amounts recognized in the consolidated balance sheet:
Current liability	$(305)	$(275)
Non-current liability	(2,848)	(2,616)
Net liability recognized	$(3,153)	$(2,891)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$109	$138
Net actuarial loss	382	603
Accumulated other comprehensive loss	$491	$741
Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2010:
Prior service cost	$1
Net actuarial loss	13
Total	$14

	Fiscal Year Ended
Components of net periodic benefit cost:	March 28, 2009	March 29, 2008	March 31, 2007
Service cost	$49	$60	$112
Interest cost	200	165	182
Prior service cost amortization	1	(30)	(45)
Amount of loss recognized	22	38	29
Curtailment gain	—	—	(568)
Net periodic benefit cost (income)	$272	$233	$(290)

The Company uses a March 31 measurement date for its plans.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% at March 28, 2009 and 6.50% at March 29, 2008. The discount rate used in determining the net periodic benefit cost was 6.50% for fiscal 2009, 6.00% for fiscal 2008 and 6.25% for fiscal 2007. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2009 and 2008; the 1983 Group Annuity Mortality table was used to determine the postretirement net periodic benefit costs in fiscal 2007.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2009:

2010	$305
2011	282
2012	283
2013	281
2014	286
2015-2019	1,491

14.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Domestic	$44,011	$51,660	$37,213
Foreign	7,390	8,219	6,854
	$51,401	$59,879	$44,067

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Current:
Federal	$14,224	$6,781	$3,140
State	1,326	1,428	2,079
Foreign	1,274	1,269	1,087
	16,824	9,478	6,306
Deferred:
Federal	22	10,057	9,506
State	101	150	(224)
	123	10,207	9,282
Total	$16,947	$19,685	$15,588

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Income taxes using U.S. federal statutory rate	$17,990	$20,958	$15,424
State income taxes, net of federal benefit	1,105	887	1,101
Domestic production activities deduction	(842)	(907)	—
Foreign rate differential	(1,312)	(1,699)	(1,312)
Other	6	446	375
	$16,947	$19,685	$15,588

Net deferred tax assets (liabilities) consist of the following:

	March 28, 2009	March 29, 2008
Deferred tax assets (liabilities):
Postretirement benefits	$1,020	$1,106
Employee compensation accruals	1,787	1,112
State net operating losses	959	1,244
Inventory	4,326	3,839
Stock compensation	1,536	654
Pension	(351)	(188)
State tax related to research and development	1,354	621
Fair value of derivative	632	288
Other	1,161	615
Valuation allowance	(353)	(424)
Total deferred tax assets	12,071	8,867
Deferred tax liabilities:
Property, plant and equipment	(7,573)	(5,500)
Intangible assets	(4,162)	(3,864)
Total deferred tax liabilities	(11,735)	(9,364)
Net deferred tax assets (liabilities)	$336	$(497)

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $35,530 at March 28, 2009 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations.  Schaublin has a tax holiday that provides a 75% reduction of the statutory rate relating to its Swiss facility.  This resulted in a tax benefit of approximately $1,200,  $1,400 and $1,200 in fiscal 2009, 2008 and fiscal 2007, respectively.  This tax holiday expires in March 2010.

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

At March 28, 2009, the Company has state net operating losses in different jurisdictions at varying amounts up to $11,200, which expire at various dates through 2026. The Company's tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2002. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at March 31, 2007	$3,210
Increases for tax positions taken during the current period	668
Balance at March 29, 2008	3,878
Increases for tax positions taken during the current period	3,531
Balance at March 28, 2009	$7,409

The increase in tax positions is a result of amended tax returns filed for the research and development tax credits. Included in the balance at March 28, 2009, are $6,867 of unrecognized tax benefits that would affect the annual effective tax rate.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company recognized $243 of interest and penalties on its statement of operations for the fiscal year ended March 28, 2009. The Company had approximately $743 of accrued interest and penalties at March 28, 2009.

The Company does not believe that it is reasonably possible that the amount of unrecognized tax benefits will significantly decrease over the next twelve months.

15.           Stockholders' Equity

On April 18, 2006, pursuant to a purchase agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Robert W. Baird & Co., the Company, along with certain of its stockholders, sold 8,989,550 shares of its common stock (5,995,529 sold by certain of its stockholders). The offering yielded the Company aggregate net proceeds of approximately $57,000 after payment of the underwriting discount, commissions and offering expenses.  The full amount of the net proceeds were used to prepay outstanding balances under a term loan outstanding at that time.

Stock Option Plans

1998 Stock Option Plan

Effective February 18, 1998, the Company adopted the RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 1998 Stock Option Plan. The terms of the 1998 Stock Option Plan provide for the grant of options to purchase up to 8,413,900 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 Stock Option Plan, which expired on December 31, 2008, has been governed by the Company’s board of directors or a committee to which the board delegates its responsibilities. As of March 28, 2009, there were outstanding options to purchase 3,275 shares of common stock granted under the 1998 option plan, all of which were exercisable. As of August 15, 2005, the 1998 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expires in July 2011, is to be governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of March 28, 2009, there were outstanding options to purchase 104,800 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The purpose of the plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

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

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 28, 2009, there were outstanding options to purchase 1,404,202 shares of common stock granted under the 2005 Long-Term Incentive Plan, 670,364 of which were exercisable.

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 28, 2009, there were 123,649 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of March 28, 2009, March 29, 2008 and March 31, 2007, and changes during the years ended on those dates, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 31, 2007	1,294,319	$15.60
Awarded	356,200	32.21
Exercised	(323,942)	12.47
Outstanding, March 29, 2008	1,326,577	$20.83	6.7	$20,381
Awarded	198,500	20.44
Exercised	(12,800)	19.80
Outstanding, March 28, 2009	1,512,277	$20.78	5.9	$1,564

Exercisable, March 28, 2009	849,679	$16.64	5.9	$1,564

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.5	5.0	4.9
Risk-free interest rate	1.78%	5.0%	5.0%
Expected volatility	42.8%	35.4%	34.4%

The weighted average fair value per share of options granted was $7.69 in fiscal 2009, $12.79 in fiscal 2008 and $8.70 in fiscal 2007.

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

As of March 28, 2009, there was $5,711 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.2 years. The total fair value of options that vested in fiscal 2009, 2008 and 2007 was $1,592, $1,738 and $0, respectively. The total intrinsic value of options exercised in fiscal 2009, 2008 and 2007 was $259, $6,925  and $31,523, respectively.

Of the total awards outstanding at March 28, 2009, 1,486,456 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $20.69, an intrinsic value of $1,564, and a weighted average contractual term of 5.9 years.

A summary of the status of the Company’s restricted stock outstanding as of March 28, 2009 and changes during the year then ended, is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 29, 2008	107,162	$26.99
Granted	43,500	20.91
Vested	(27,013)	26.24
Non-vested, March 28, 2009	123,649	$25.02

The Company recorded $513 (net of taxes of $268) in compensation in fiscal 2009 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $2,577 at March 28, 2009. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

16.           Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,945, $3,893 and $3,708 in fiscal 2009, 2008 and 2007, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2009, 2008 and 2007 aggregated $1,341, $1,347 and $1,356, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2010	$4,542
2011	4,163
2012	3,345
2013	2,346
2014	1,984
2015 and thereafter	5,716
$22,096

As of March 28, 2009, approximately 11% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

In fiscal 2009, 6.5% of the Company’s net sales were made directly, and approximately an additional 15.9% of the Company’s net sales were made indirectly, to the U.S. government.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2010 or 2011.

Investigation and remediation of contamination is ongoing at some of the Company's sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company's facilities in Hartsville, South Carolina and Fairfield, Connecticut. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit the Company to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility.  The corrective action plan is in the early stages. Although there can be no assurance, the Company does not expect any of those to be material.

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

17.           U.S. Continued Dumping and Subsidy Offset Act (CDSOA) Payment

On December 12, 2008, the Company received approximately $377 in payments under the U.S. Continued Dumping and Subsidy Act (CDSOA) for 2008. On December 7, 2007, the Company received approximately $255 in payments under the CDSOA for 2007. In addition, on December 1, 2006, the Company received approximately $1,229 in payments under the CDSOA for 2006. The CDSOA distributes antidumping duties paid by overseas companies to qualified domestic firms hurt by unfair trade. These payments have been classified below Operating Income in “Other non-operating expense (income)” on the Consolidated Statements of Operations.

18.           Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Loss on disposition of assets	$4,377	$131	$1,917
Plant consolidation and moving costs	1,081	481	3,188
Provision for doubtful accounts	394	114	183
Amortization of intangibles	1,568	1,254	713
Other expense (income)	51	(156)	(67)
	$7,471	$1,824	$5,934

19.           Reportable Segments

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

The accounting policies of the reportable segments are the same as those described in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies.” Segment performance is evaluated based on segment net sales, operating income and total assets. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment's operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Fiscal Year Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net External Sales
Roller	$94,428	$97,019	$92,123
Plain	166,658	154,535	143,907
Ball	63,625	56,677	50,466
Other	31,085	22,369	19,566
	$355,796	$330,600	$306,062
Operating Income
Roller	$23,697	$28,818	$18,766
Plain	41,517	40,982	41,163
Ball	14,474	14,284	12,523
Other	2,375	2,669	2,200
Corporate	(27,093)	(23,903)	(22,733)
	$54,970	$62,850	$51,919
Total Assets
Roller	$94,391	$88,053	$64,491
Plain	218,922	203,201	168,350
Ball	52,075	37,303	27,417
Other	8,952	11,773	7,595
Corporate	7,727	(3,218)	5,860
	$382,067	$337,112	$273,713
Capital Expenditures
Roller	$5,885	$10,611	$10,872
Plain	3,001	3,919	2,502
Ball	17,793	2,084	1,374
Other	750	1,065	1,007
Corporate	154	79	419
	$27,583	$17,758	$16,174
Depreciation & Amortization
Roller	$3,635	$3,363	$3,355
Plain	5,466	4,534	3,653
Ball	907	732	601
Other	1,441	1,299	1,238
Corporate	711	537	799
	$12,160	$10,465	$9,646
Geographic External Sales
Domestic	$301,413	$280,510	$265,644
Foreign	54,383	50,090	40,418
	$355,796	$330,600	$306,062
Geographic Long-Lived Assets
Domestic	$84,082	$69,975	$57,910
Foreign	3,615	3,268	3,299
	$87,697	$73,243	$61,209
Intersegment Sales
Roller	$10,393	$8,298	$8,512
Plain	1,846	1,417	1,017
Ball	7,793	7,105	5,053
Other	19,283	17,093	14,825
	$39,315	$33,913	$29,407

All intersegment sales are eliminated in consolidation.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 28, 2009.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2009 as required by Securities Exchange Act of 1934.  In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 28, 2009.

The effectiveness of our internal control over financial reporting as of March 28, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut
May 22, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended March 28, 2009, and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
May 22, 2009

ITEM 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 28, 2009 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 28, 2009 and March 29, 2008

Consolidated Statements of Operations for the years ended March 28, 2009, March 29, 2008, and March 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 28, 2009, March 29, 2008, and March 31, 2007

Consolidated Statements of Cash Flows for the years ended March 28, 2009, March 29, 2008, and March 31, 2007

Notes to Consolidated Financial Statements

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

14.1	Code of Ethics of the Registrant filed as Exhibit 14 to Form 10-Q dated February 14, 2006 is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Dr. Michael J. Hartnett
	Name:	Dr. Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 27 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Dr. Michael J. Hartnett	Chairman, President and Chief Executive Officer
Dr. Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 27, 2009

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: May 27, 2009

/s/ Thomas Burigo	Corporate Controller
Thomas Burigo
Date: May 27, 2009

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 27, 2009

/s/ William P. Killian	Director
William P. Killian
Date: May 27, 2009

/s/ Alan B. Levine	Director
Alan B. Levine
Date: May 27, 2009

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 27, 2009

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: May 27, 2009