Form 10-Q
period 2009-06-27
RBC Bearings INC
filed 2009-08-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,”  “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑           Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 27, 2009, RBC Bearings Incorporated had 21,706,256 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 27, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,698	$30,557
Short-term investments	4,730	—
Accounts receivable, net of allowance for doubtful accounts of $1,536 at June 27, 2009 and $1,571 at March 28, 2009	49,178	63,692
Inventory	137,618	134,275
Deferred income taxes	9,063	6,677
Prepaid expenses and other current assets	5,352	8,912
Total current assets	244,639	244,113
Property, plant and equipment, net	89,365	87,697
Goodwill	33,001	32,999
Intangible assets, net of accumulated amortization of $5,296 at June 27, 2009 and $5,035 at March 28, 2009	12,682	12,673
Other assets	4,839	4,585
Total assets	$384,526	$382,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,801	$20,525
Accrued expenses and other current liabilities	14,719	16,533
Current portion of long-term debt	1,151	1,151
Total current liabilities	32,671	38,209
Long-term debt, less current portion	67,000	67,000
Deferred income taxes	6,431	6,341
Other non-current liabilities	14,971	14,506
Total liabilities	121,073	126,056

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 27, 2009 and March 28, 2009; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 27, 2009 and March 28, 2009; issued and outstanding shares: 21,838,486 shares at June 27, 2009 and March 28, 2009, respectively	218	218
Additional paid-in capital	187,885	187,139
Accumulated other comprehensive income (loss)	(1,698)	(3,327)
Retained earnings	81,209	76,142
Treasury stock, at cost, 132,230 shares at June 27, 2009 and March 28, 2009, respectively	(4,161)	(4,161)
Total stockholders' equity	263,453	256,011
Total liabilities and stockholders' equity	$384,526	$382,067
See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008
Net sales	$63,732	$92,380
Cost of sales	43,828	61,825
Gross margin	19,904	30,555
Operating expenses:
Selling, general and administrative	11,619	13,127
Other, net	506	382
Total operating expenses	12,125	13,509
Operating income	7,779	17,046
Interest expense, net	469	681
Loss on early extinguishment of debt	—	319
Other non-operating income	(325)	(83)
Income before income taxes	7,635	16,129
Provision for income taxes	2,568	5,446
Net income	$5,067	$10,683
Net income per common share:
Basic	$0.23	$0.50
Diluted	$0.23	$0.49
Weighted average common shares:

Basic	21,582,607	21,561,375
Diluted	21,691,059	21,782,020

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Three Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$5,067	$10,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,573	2,792
Deferred income taxes	(2,298)	1,077
Amortization of intangible assets	318	374
Amortization of deferred financing costs	51	59
Stock-based compensation	746	552
Loss on disposition of assets	19	30
Loss on early extinguishment of debt (non-cash portion)	—	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,160	3,139
Inventory	(2,349)	(3,981)
Prepaid expenses and other current assets	3,588	3,666
Other non-current assets	(689)	33
Accounts payable	(3,891)	1,249
Accrued expenses and other current liabilities	(2,008)	1,114
Other non-current liabilities	482	607
Net cash provided by operating activities	16,769	21,713

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,270)	(4,569)
Purchase of short-term investments	(4,730)	—
Acquisition of businesses, net of cash acquired	—	(6,579)
Proceeds from sale of assets	—	18
Net cash used in investing activities	(9,000)	(11,130)

Cash flows from financing activities:
Net increase in revolving credit facility	—	9,000
Repurchase of common stock	—	(345)
Retirement of industrial revenue bonds	—	(15,500)
Principal payments on capital lease obligations	(68)	(48)
Net cash used in financing activities	(68)	(6,893)

Effect of exchange rate changes on cash	440	(152)

Cash and cash equivalents:
Increase during the period	8,141	3,538
Cash, at beginning of period	30,557	9,859
Cash, at end of period	$38,698	$13,397

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$427	$630
Income taxes	$119	$1,112

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 28, 2009 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

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

The Company has performed a review of subsequent events through the date of filing (August 5, 2009) of this Form 10-Q.

The results of operations for the three month period ended June 27, 2009 are not necessarily indicative of the operating results for the full year. The three month periods ended June 27, 2009 and June 28, 2008 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, and long-lived assets measured at fair value for impairment assessment.  The Company completed the adoption of SFAS No. 157 as of the beginning of its 2010 fiscal year which did not have an impact on the Company’s results of operations and financial position.

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

•	Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.
•	Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.
•	With certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values.
•	Capitalize in-process research and development (IPR&D) assets acquired.
•	Expense, as incurred, acquisition-related transaction costs.
•	Capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date.
•	Recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010.  Early adoption is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s results of operations and financial position.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans.  These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  FSP No. FAS 132(R)-1 will apply to the Company’s plan asset disclosures in its fiscal year ending April 3, 2010.  The Company is currently evaluating the disclosure implications of this pronouncement, however the adoption of it will not have an impact on the Company’s results of operations and financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods.  This requirement is effective beginning with the Company’s quarter ending June 27, 2009.  However, the adoption of it does not have an impact on the Company’s results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for the Company beginning with the quarter ending June 27, 2009.  However, it does not have an impact on the Company’s results of operations and financial position.

Pending Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of 2009, and accordingly, its Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The new pronouncement will not have an impact on the Company's results of operations or financial position.

1. Net Income Per Common Share

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 27, 2009	June 28, 2008

Net income	$5,067	$10,683

Denominator for basic net income per common share—weighted-average shares	21,582,607	21,561,375
Effect of dilution due to employee stock options	108,452	220,645
Denominator for diluted net income per common share — weighted-average shares	21,691,059	21,782,020

Basic net income per common share	$0.23	$0.50

Diluted net income per common share	$0.23	$0.49

Basic weighted-average common shares do not include 123,649 unvested restricted stock shares.

At June 27, 2009, 860,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  No such options were excluded at June 28, 2008.

2.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3. Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with maturity dates ranging from March 2011 to November 2012, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy of SFAS 157.  The impact on results of operations and financial position was not significant.

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	June 27, 2009	March 28, 2009
Raw materials	$11,213	$11,325
Work in process	39,974	39,155
Finished goods	86,431	83,795
	$137,618	$134,275

5.  Comprehensive Income

Total comprehensive income is as follows:
	Three Months Ended
	June 27, 2009	June 28, 2008
Net income	$5,067	$10,683
Net prior service cost and actuarial losses (gains), net of taxes	16	(14)
Change in fair value of derivatives, net of taxes	126	504
Foreign currency translation adjustments	1,487	(744)
Total comprehensive income	$6,696	$10,429

6.           Debt

The balances payable under all borrowing facilities are as follows:
	June 27, 2009	March 28, 2009
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR plus a specified margin (LIBOR 0.3125% and 0.5% at June 27, 2009 and March 28, 2009, respectively)	$67,000	$67,000
Note Payable, payable through September 2009	1,151	1,151
Total Debt	68,151	68,151
Less: Current Portion	1,151	1,151
Long-Term Debt	$67,000	$67,000

The current portion of long-term debt includes $401 notes payable related to the acquisitions of AID and BEMD and a $750 note payable related to the All Power acquisition as of June 27, 2009 and March 28, 2009, respectively.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%)  and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at June 27, 2009 was a liability of $1,489, included in other current liabilities, and was measured using observable market inputs such as the current market price (as provided by the financial institution with which the swap has been executed), the Company’s own credit risk and its counterparty’s credit risks as appropriate. Based on these inputs, the swap is classified within Level 2 of the valuation hierarchy of SFAS No. 157. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

7.  Income Taxes

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

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.  There have been no material changes to the total amount of unrecognized tax benefits during the three months ended June 27, 2009.

The effective income tax rates for the three month periods ended June 27, 2009 and June 28, 2008 were 33.6% and 33.8%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

	Three Months Ended
	June 27, 2009	June 28, 2008
Net External Sales
Roller	$15,568	$24,957
Plain	31,000	43,715
Ball	12,242	15,046
Other	4,922	8,662
	$63,732	$92,380

Operating Income
Roller	$4,620	$7,088
Plain	5,773	11,087
Ball	2,200	3,610
Other	52	981
Corporate	(4,866)	(5,720)
	$7,779	$17,046

Geographic External Sales
Domestic	$54,244	$77,098
Foreign	9,488	15,282
	$63,732	$92,380
Intersegment Sales
Roller	$1,963	$2,466
Plain	354	651
Ball	1,656	1,981
Other	4,102	4,683
	$8,075	$9,781
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

 The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation:  (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 28, 2009.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.  The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 24 facilities, of which 22 are manufacturing facilities, in four countries.

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

Outlook

Backlog, as of June 27, 2009, was $170.9 million versus $239.9 million as of June 28, 2008. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 27, 2009	June 28, 2008
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	31.2	33.1
Selling, general and administrative	18.2	14.2
Other, net	0.8	0.4
Operating income	12.2	18.5
Interest expense, net	0.7	0.7
Loss on early extinguishment of debt	—	0.3
Other non-operating income	(0.5)	—
Income before income taxes	12.0	17.5
Provision for income taxes	4.0	5.9
Net income	8.0%	11.6%

Three Month Period Ended June 27, 2009 Compared to Three Month Period Ended June 28, 2008

Net Sales.  Net sales for the three month period ended June 27, 2009 were $63.7 million, a  decrease of $28.7 million, or 31.0%, compared to $92.4 million for the same period in the prior year. During the three month period ended June 27, 2009, we experienced a net sales decline in all four of our business segments, driven by  lower demand across our end markets due to the weak economic climate. Our net sales to our diversified industrial customers fell 46.3% in the first quarter of fiscal 2010 compared to the same period last fiscal year.  This is mainly the result of the overall decline in the global industrial markets.  Net sales to aerospace and defense customers decreased 18.1% in the first quarter of fiscal 2010 compared to the same period last fiscal year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors.

The Plain Bearings segment achieved net sales of $31.0 million for the three month period ended June 27, 2009, a decrease of $12.7 million, or 29.1%, compared to $43.7  million for the same period in the prior fiscal year. The weak economy contributed to an overall net sales decline in this segment, with a $5.5 million decrease in net sales to diversified industrial customers combined with a $7.2 million decline in net sales to aerospace and defense customers.

The Roller Bearings segment achieved net sales of $15.6 million for the three month period ended June 27, 2009, a decrease of $9.4 million, or 37.6%, compared to $25.0 million for the same period in the prior fiscal year. The weak economic performance of the industrial sector contributed $7.9 million of this net sales decline combined with a $1.5 million decrease in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $12.2 million for the three month period ended June 27, 2009, a decrease of $2.8 million, or 18.6%, compared to $15.0 million for the same period in the prior year.  All of this decline was attributable to the impact of the economic downturn on the industrial sector, with net sales to the aerospace and defense sector remaining flat compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $4.9 million for the three month period ended June 27, 2009, a decrease of $3.8 million, or 43.2%, compared to $8.7 million for the same period last year. Of this decrease, $3.2 million was attributable to lower sales of tool collets in Europe for the machine tool industry and $0.6 due to the general industrial decline for mechanical components.

Gross Margin.  Gross margin was $19.9 million, or 31.2% of net sales, for the three month period ended June 27, 2009, versus $30.6 million, or 33.1% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with start-up costs for our large bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $1.5 million, or 11.5%, to $11.6 million for the three month period ended June 27, 2009 compared to $13.1 million for the same period in fiscal 2009. As a percentage of net sales, SG&A increased to 18.2% for the three month period ended June 27, 2009 compared to 14.2% for the three month period ended June 28, 2008. The decrease of $1.5 million was primarily attributable to personnel-related cost reductions of $1.5 million and lower outside service fees of $0.2 million offset by $0.2 million of incremental stock compensation expense.

Other, net.  Other, net for the three month period ended June 27, 2009 was $0.5 million, an increase of $0.1 million, compared to the same period last fiscal year.  For the three month period ended June 27, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.2 million of restructuring costs, mainly severance costs.  For the three month period ended June 28, 2008, other, net consisted of $0.4 million of amortization of intangibles and $0.1 million of facility moving costs offset by other miscellaneous income of $0.1 million.

Operating Income. The decrease in operating income in all four of our business segments was driven primarily by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in three of our four business segments as a result of the current economic downturn and start-up costs for our large bearing product lines.  Operating income was $7.8 million, or 12.2% of net sales, for the three month period ended June 27, 2009 compared to $17.0 million, or 18.5% of net sales, for the three month period ended June 28, 2008. Operating income for the Plain Bearings segment was $5.8 million for the three month period ended June 27, 2009, or 18.6% of net sales, compared to $11.1 million for the same period last year, or 25.4% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended June 27, 2009 of $4.6 million, or 29.7% of net sales, compared to $7.1 million, or 28.4% of net sales, for the three month period ended June 28, 2008.  Our Ball Bearings segment achieved an operating income of $2.2 million, or 18.0% of net sales, for the three month period ended June 27, 2009, compared to $3.6 million, or 24.0% of net sales, for the same period in fiscal 2009. Our Other segment achieved an operating income of $0.1 million, or 1.1% of net sales, for the three month period ended June 27, 2009, compared to $1.0 million, or 11.3% of net sales, for the same period in fiscal 2009.

Interest Expense, net.  Interest expense, net decreased by $0.2 million, or 31.1%, to $0.5 million in the three month period ended June 27, 2009, compared to $0.7 million in the same period last fiscal year, mainly driven by lower interest rates.

Loss on Early Extinguishment of Debt.  For the three month period ended June 28, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Income Before Income Taxes.  Income before taxes decreased by $8.5 million, to $7.6 million for the three month period ended June 27, 2009 compared to $16.1 million for the three month period ended June 28, 2008.

Income Taxes.  Income tax expense for the three month period ended June 27, 2009 was $2.6 million compared to $5.4 million for the three month period ended June 28, 2008. Our effective income tax rate for the three month period ended June 27, 2009 was 33.6% compared to 33.8% for the three month period ended June 28, 2008.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $5.6 million to $5.1 million for the three month period ended June 27, 2009 compared to $10.7 million for the three month period ended June 28, 2008.

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.  Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million.  As of June 27, 2009, $67.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.6 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of June 27, 2009, we had the ability to borrow up to an additional $76.4 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4.0 million Swiss francs, or $3.7 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of June 27, 2009, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice. As of June 27, 2009, 94,874 shares have been repurchased under this plan for an aggregate cost of $3.1 million.

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

Cash Flows

Three Month Period Ended June 27, 2009 Compared to the Three Month Period Ended June 28, 2008

In the three month period ended June 27, 2009, we generated cash of $16.8 million from operating activities compared to $21.7 million for the three month period ended June 28, 2008. The decrease of $4.9 million was mainly a result of a decrease in net income of $5.6 million, a positive change in operating assets and liabilities of $4.5 million and a decrease in non-cash charges of $3.8 million.

Cash used for investing activities for the three month period ended June 27, 2009 included $4.3 million related to capital expenditures compared to $4.6 million for the three month period ended June 28, 2008. Of this amount, $2.8 million was associated with the building of a new wind bearing facility in Texas.  Cash used for investing activities also included $4.7 million for the purchase of short-term investments.

Financing activities used $0.1 million in the three month period ended June 27, 2009 compared to $6.9 million for the three month period ended June 28, 2008.

Capital Expenditures

Our capital expenditures were $4.3 million for the three month period ended June 27, 2009. Of this amount, $2.8 million was associated with the building of a new wind bearing facility in Texas. We expect to make capital expenditures of approximately $8.0 to $10.0 million during fiscal 2010 in connection with our existing business and the expansion into the large bearing market segment. We intend to fund our fiscal 2010 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of June 27, 2009, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 28, 2009.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of June 27, 2009, our margin is 0.0% for prime rate loans (prime rate at June 27, 2009 was 3.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at June 27, 2009 was 0.3125%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of June 27, 2009, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 54% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $37.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.4 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at June 27, 2009.

Foreign Currency Exchange Rates.  As a result of increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the the first quarter of fiscal 2010 compared to 17% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2009, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 27, 2009. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2009.

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

Total share repurchases for the three months ended June 27, 2009 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/29/2009–04/25/2009	—	—	—	$6,889
04/26/2009–05/23/2009	—	—	—	6,889
05/24/2009–06/27/2009	—	—	—	$6,889
Total	—	—	—

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 5, 2009

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 5, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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