Form 10-Q
period 2009-09-26
RBC Bearings INC
filed 2009-11-02
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

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

As of October 23, 2009, RBC Bearings Incorporated had 21,703,923 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,795	$30,557
Short-term investments	4,825	—
Accounts receivable, net of allowance for doubtful accounts of $1,557 at September 26, 2009 and $1,571 at March 28, 2009	48,230	63,692
Inventory	138,879	134,275
Deferred income taxes	9,061	6,677
Prepaid expenses and other current assets	7,800	8,912
Total current assets	245,590	244,113
Property, plant and equipment, net	88,222	87,697
Goodwill	33,000	32,999
Intangible assets, net of accumulated amortization of $5,638 at September 26, 2009 and $5,035 at March 28, 2009	12,425	12,673
Other assets	5,096	4,585
Total assets	$384,333	$382,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,928	$20,525
Accrued expenses and other current liabilities	15,507	16,533
Current portion of long-term debt	1,005	1,151
Total current liabilities	30,440	38,209
Long-term debt, less current portion	62,000	67,000
Deferred income taxes	6,509	6,341
Other non-current liabilities	14,937	14,506
Total liabilities	113,886	126,056

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 26, 2009 and March 28, 2009; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 26, 2009 and March 28, 2009; issued and outstanding shares: 21,838,486 shares at September 26, 2009 and March 28, 2009, respectively	218	218
Additional paid-in capital	188,591	187,139
Accumulated other comprehensive income (loss)	301	(3,327)
Retained earnings	85,613	76,142
Treasury stock, at cost, 137,838 shares at September 26, 2009 and 132,230 shares at March 28, 2009	(4,276)	(4,161)
Total stockholders' equity	270,447	256,011
Total liabilities and stockholders' equity	$384,333	$382,067

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$63,657	$94,294	$127,389	$186,674
Cost of sales	44,564	64,077	88,392	125,902
Gross margin	19,093	30,217	38,997	60,772
Operating expenses:
Selling, general and administrative	11,132	13,952	22,751	27,079
Other, net	724	1,097	1,230	1,479
Total operating expenses	11,856	15,049	23,981	28,558
Operating income	7,237	15,168	15,016	32,214
Interest expense, net	460	650	929	1,331
Loss on early extinguishment of debt	—	—	—	319
Other non-operating expense (income)	85	249	(240)	166
Income before income taxes	6,692	14,269	14,327	30,398
Provision for income taxes	2,288	4,681	4,856	10,127
Net income	$4,404	$9,588	$9,471	$20,271
Net income per common share:
Basic	$0.20	$0.44	$0.44	$0.94
Diluted	$0.20	$0.44	$0.44	$0.93
Weighted average common shares:
Basic	21,591,779	21,567,551	21,587,193	21,564,463
Diluted	21,746,552	21,761,677	21,718,805	21,771,849

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Six Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$9,471	$20,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,222	5,651
Excess tax benefits from stock-based compensation	—	(99)
Deferred income taxes	(2,217)	404
Amortization of intangible assets	645	765
Amortization of deferred financing costs	102	115
Stock-based compensation	1,453	1,105
Loss on disposition of assets	19	375
Loss on early extinguishment of debt (non-cash portion)	—	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,448	(520)
Inventory	(2,548)	(6,820)
Prepaid expenses and other current assets	1,155	393
Other non-current assets	(982)	(1,107)
Accounts payable	(6,904)	403
Accrued expenses and other current liabilities	(1,149)	2,313
Other non-current liabilities	664	375
Net cash provided by operating activities	21,379	23,943

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,021)	(11,020)
Purchase of short-term investments	(4,825)	—
Acquisition of businesses, net of cash acquired	—	(6,579)
Proceeds from sale of assets	—	525
Net cash used in investing activities	(10,846)	(17,074)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(5,000)	9,000
Exercise of stock options	—	253
Excess tax benefits from stock-based compensation	—	99
Repurchase of common stock	(115)	(510)
Retirement of industrial revenue bonds	—	(15,500)
Payments on notes payable	(140)	(60)
Principal payments on capital lease obligations and other	(148)	(102)
Net cash used in financing activities	(5,403)	(6,820)
Effect of exchange rate changes on cash	1,108	(646)

Cash and cash equivalents:
Increase (decrease) during the period	6,238	(597)
Cash, at beginning of period	30,557	9,859
Cash, at end of period	$36,795	$9,262

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$834	$1,218
Income taxes	$5,309	$9,840

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

The Company has performed a review of subsequent events through the date of filing (November 2, 2009) of this Form 10-Q.

The results of operations for the three and six month periods ended September 26, 2009 are not necessarily indicative of the operating results for the full year. The six month periods ended September 26, 2009 and September 27, 2008 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, which was later superseded by the FASB Codification and included in ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the quarter ending September 26, 2009. Accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings reference the Codification as the sole source of authoritative literature. The new pronouncement does not have an impact on the Company's results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, later superseded by the FASB Codification and included in ASC 820-10, “Fair Value Measurement and Disclosure - Overall” (“ASC 820-10”), in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. The Company completed the adoption of ASC 820-10 as of the beginning of its 2010 fiscal year, which did not have an impact on the Company’s results of operations and financial position.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 132(R)-1,amending SFAS 132, which was later superseded by the FASB Codification and included in ASC 715-20,  “Defined Benefit Plans - General” (“ASC 715-20”). ASC 715-20 requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans.  These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  ASC 715-20 will apply to the Company’s plan asset disclosures in its fiscal year ending April 3, 2010.  The Company is currently evaluating the disclosure implications of this pronouncement, however the adoption of it will not have an impact on the Company’s results of operations and financial position.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Net income	$4,044	$9,588	$9,471	$20,271

Denominator for basic net income per common share—weighted-average shares	21,591,779	21,567,551	21,587,193	21,564,463
Effect of dilution due to employee stock options	154,773	194,126	131,612	207,386
Denominator for diluted net income per common share — weighted-average shares	21,746,552	21,761,677	21,718,805	21,771,849

Basic net income per common share	$0.20	$0.44	$0.44	$0.94

Diluted net income per common share	$0.20	$0.44	$0.44	$0.93

Basic weighted-average common shares do not include 107,190 unvested restricted stock shares.

At September 26, 2009, 846,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  No such options were excluded at September 27, 2008.

2.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $4,663 and with maturity dates ranging from March 2011 to November 2012, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	September 26, 2009	March 28, 2009
Raw materials	$11,038	$11,325
Work in process	39,833	39,155
Finished goods	88,008	83,795
	$138,879	$134,275

5.  Comprehensive Income

Total comprehensive income is as follows:
	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$4,404	$9,588	$9,471	$20,271
Net prior service cost and actuarial losses, net of taxes	16	(13)	32	(27)
Change in fair value of derivatives, net of taxes	28	(87)	154	417
Unrealized gain on investments, net of taxes	82	—	82	—
Foreign currency translation adjustments	1,873	(1,945)	3,360	(2,689)
Total comprehensive income	$6,403	$7,543	$13,099	$17,972

6. Debt

The balances payable under all borrowing facilities are as follows:
	September 26, 2009	March 28, 2009
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR plus a specified margin (LIBOR 0.25% and 0.5% at September 26, 2009 and March 28, 2009, respectively)	$62,000	$67,000
Note Payable	1,005	1,151
Total Debt	63,005	68,151
Less: Current Portion	1,005	1,151
Long-Term Debt	$62,000	$67,000

The current portion of long-term debt includes notes payable related to the acquisitions of AID, BEMD and All Power.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%)  and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at September 26, 2009 was a liability of $1,444, included in other current liabilities, and was measured using observable market inputs such as the current market price (as provided by the financial institution with which the swap has been executed). Based on these inputs, the swap is classified within Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

7.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2002.   The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2004.  The Company is currently under examination for fiscal years 2007 and 2008.

There have been no material changes to the total amount of unrecognized tax benefits during the three and six months ended September 26, 2009.

The effective income tax rates for the three and six month periods ended September 26, 2009 and September 27, 2008 were 34.2% and 32.8% and 33.9% and 33.3%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

Other.  Other consists of three minor operating locations that do not fall into the above segmented categories. The Company’s precision machine tool collets  provide effective part holding and accurate part location during machining operations. Additionally, the Company provides machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets and tight-tolerance, precision mechanical components for use in the motion control industry.

Corporate.  Corporate consists of expenses incurred at the corporate office.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net External Sales
Roller	$17,311	$25,666	$32,879	$50,623
Plain	30,262	43,181	61,262	86,896
Ball	11,370	16,555	23,612	31,601
Other	4,714	8,892	9,636	17,554
	$63,657	$94,294	$127,389	$186,674
Operating Income
Roller	$5,213	$6,770	$9,833	$13,858
Plain	5,989	10,955	11,762	22,042
Ball	1,306	3,631	3,506	7,241
Other	63	272	115	1,253
Corporate	(5,334)	(6,460)	(10,200)	(12,180)
	$7,237	$15,168	$15,016	$32,214
Geographic External Sales
Domestic	$54,007	$80,182	$108,251	$157,280
Foreign	9,650	14,112	19,138	29,394
	$63,657	$94,294	$127,389	$186,674

Intersegment Sales
Roller	$2,398	$2,763	$4,361	$5,229
Plain	346	411	700	1,062
Ball	1,047	2,211	2,703	4,192
Other	3,470	5,020	7,572	9,703
	$7,261	$10,405	$15,336	$20,186

All intersegment sales are eliminated in consolidation.

9.            Subsequent Event

On September 29, 2009, the Company acquired certain assets of Lubron Bearing Systems (“Lubron”) for approximately $2,900. Lubron, located in Huntington Beach, California, is a manufacturer of highly engineered self-lubricating bearings used in bridge building, power generation, subsea oil production and earthquake seismic isolation. Lubron will be included in the Plain Bearings segment.

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

Overview

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 26 facilities, of which 23 are manufacturing facilities, in four countries.

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

Outlook

Backlog, as of September 26, 2009, was $160.5 million versus $239.9 million as of September 27, 2008. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	30.0	32.0	30.6	32.6
Selling, general and administrative	17.5	14.8	17.9	14.5
Other, net	1.1	1.1	1.0	0.8
Operating income	11.4	16.1	11.7	17.3
Interest expense, net	0.8	0.7	0.8	0.7
Loss on early extinguishment of debt	—	—	—	0.2
Other non-operating income	0.1	0.3	(0.2)	0.1
Income before income taxes	10.5	15.1	11.1	16.3
Provision for income taxes	3.6	4.9	3.8	5.4
Net income	6.9	10.2	7.3	10.9

Three Month Period Ended September 26, 2009 Compared to Three Month Period Ended September 27, 2008

Net Sales.  Net sales for the three month period ended September 26, 2009 were $63.7 million, a  decrease of $30.6 million, or 32.5%, compared to $94.3 million for the same period in the prior year. During the three month period ended September 26, 2009, we experienced a net sales decline in all four of our business segments, driven by lower demand across our end markets due to the weak economic climate. Our net sales to our diversified industrial customers fell 43.4% in the three month period ended September 26, 2009 compared to the same period last fiscal year.  This is mainly the result of the overall decline in the global industrial markets.  Net sales to aerospace and defense customers declined 23.5% in the three month period ended September 26, 2009 compared to the same period last fiscal year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors.

The Plain Bearings segment achieved net sales of $30.3 million for the three month period ended September 26, 2009, a decrease of $12.9 million, or 29.9%, compared to $43.2  million for the same period in the prior fiscal year. The weak economy contributed to an overall net sales decline in this segment, with a $5.2 million decrease in net sales to diversified industrial customers combined with a $7.7 million decline in net sales to aerospace and defense customers.

The Roller Bearings segment achieved net sales of $17.3 million for the three month period ended September 26, 2009, a decrease of $8.4 million, or 32.6%, compared to $25.7 million for the same period in the prior fiscal year. The weak economic performance of the industrial sector contributed $7.7 million of this net sales decline combined with a $0.7 million decrease in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $11.4 million for the three month period ended September 26, 2009, a decrease of $5.2 million, or 31.3%, compared to $16.6 million for the same period in the prior year.  Of this decline, $2.2 million was attributable to the impact of the economic downturn on the industrial sector while net sales to the aerospace and defense sector declined $3.0 million compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $4.7 million for the three month period ended September 26, 2009, a decrease of $4.2 million, or 47.0%, compared to $8.9 million for the same period last year. Of this decrease, $2.5 million was attributable to lower sales of collets in Europe for the machine tool industry and $1.7 million due to the general industrial decline for mechanical components.

Gross Margin.  Gross margin was $19.1 million, or 30.0% of net sales, for the three month period ended September 26, 2009, versus $30.2 million, or 32.0% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with start-up costs associated with our expansion into new bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $2.9 million, or 20.2%, to $11.1 million for the three month period ended September 26, 2009 compared to $14.0 million for the same period in fiscal 2009. As a percentage of net sales, SG&A increased to 17.5% for the three month period ended September 26, 2009 compared to 14.8% for the three month period ended September 27, 2008. The decrease of $2.9 million was primarily attributable to personnel-related cost reductions and reductions in professional fees and other expenses.

Other, net.  Other, net for the three month period ended September 26, 2009 was $0.7 million, a decrease of $0.4 million, compared to $1.1 million for the same period last fiscal year.  For the three month period ended September 26, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.4 million of restructuring and moving costs, including severance costs and the consolidation of our Houston, Texas facilities.  For the three month period ended September 27, 2008, other, net consisted of $0.4 million of amortization of intangibles, $0.4 million of facility moving and consolidation expenses and $0.3 million of net loss on disposal of fixed assets both related to the consolidation of our South Carolina operations.

Operating Income. The decrease in operating income in all four of our business segments was driven primarily by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in three of our four business segments as a result of the current economic downturn and start-up costs for our large bearing product lines.  Operating income was $7.2 million, or 11.4% of net sales, for the three month period ended September 26, 2009 compared to $15.2 million, or 16.1% of net sales, for the three month period ended September 27, 2008. Operating income for the Plain Bearings segment was $6.0 million for the three month period ended September 26, 2009, or 19.8% of net sales, compared to $11.0 million for the same period last year, or 25.4% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended September 26, 2009 of $5.2 million, or 30.1% of net sales, compared to $6.8 million, or 26.4% of net sales, for the three month period ended September 27, 2008.  Our Ball Bearings segment achieved an operating income of $1.3 million, or 11.5% of net sales, for the three month period ended September 26, 2009, compared to $3.6 million, or 21.9% of net sales, for the same period in fiscal 2009. Our Other segment achieved an operating income of $0.1 million, or 1.3% of net sales, for the three month period ended September 26, 2009, compared to $0.3 million, or 3.1% of net sales, for the same period in fiscal 2009.

Interest Expense, net.  Interest expense, net decreased by $0.2 million, or 29.2%, to $0.5 million in the three month period ended September 26, 2009, compared to $0.7 million in the same period last fiscal year,  driven by a combination of lower debt and interest rates.

Other Non-Operating Expense (Income). Other non-operating expense for the three month period ended September 26, 2009 was $0.1 million compared to $0.3 million for the three month period ended September 27, 2008.  This was mainly comprised of foreign exchange losses on intercompany loans between our U.S. division and International division.

Income Before Income Taxes.  Income before taxes decreased by $7.6 million, to $6.7 million for the three month period ended September 26, 2009 compared to $14.3 million for the three month period ended September 27, 2008.

Income Taxes.  Income tax expense for the three month period ended September 26, 2009 was $2.3 million compared to $4.7 million for the three month period ended September 27, 2008. Our effective income tax rate for the three month period ended September 26, 2009 was 34.2% compared to 32.8% for the three month period ended September 27, 2008.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $5.2 million to $4.4 million for the three month period ended September 26, 2009 compared to $9.6 million for the three month period ended September 27, 2008.

Six Month Period Ended September 26, 2009 Compared to Six Month Period Ended September 27, 2008

Net Sales.  Net sales for the six month period ended September 26, 2009 were $127.4 million, a decrease of $59.3 million, or 31.8%, compared to $186.7 million for the same period in the prior fiscal year. During the six month period ended September 26, 2009, we experienced a net sales decline in all four of our business segments, driven by lower demand across our end markets due to the weak economic climate. Our net sales to our diversified industrial customers fell 44.8% in the six month period ended September 26, 2009 compared to the same period last fiscal year.  This was mainly the result of the overall decline in the global industrial markets.  Net sales to aerospace and defense customers also declined 20.9% in the six month period ended September 26, 2009 compared to the same period last fiscal year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors.

The Plain Bearings segment achieved net sales of $61.3 million for the six month period ended September 26, 2009, a decrease of $25.6 million, or 29.5%, compared to $86.9 million for the same period in the prior fiscal year. The weak economy contributed to an overall net sales decline in this segment, with a $10.7 million decrease in net sales to diversified industrial customers combined with a $14.9 million decline in net sales to aerospace and defense customers.

The Roller Bearings segment achieved net sales of $32.9 million for the six month period ended September 26, 2009, a decrease of $17.7 million, or 35.1%, compared to $50.6 million for the same period in the prior fiscal year. The weak economic performance of the industrial sector contributed $15.6 million of this net sales decline combined with a $2.1 million decrease in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $23.6 million for the six month period ended September 26, 2009, a decrease of $8.0 million, or 25.3%, compared to $31.6 million for the same period in the prior fiscal year. Of this decline, $5.0 million was attributable to the impact of the economic downturn on the industrial sector while net sales to the aerospace and defense sector declined $3.0 million compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $9.6 million for the six month period ended September 26, 2009, a decrease of $8.0 million, or 45.1%, compared to $17.6 million for the same period last fiscal year. Of this decrease, $5.7 million was attributable to a decline in the sale of machine tool collets in Europe combined with a decline of $2.3 million due to the general industrial decline for mechanical components.

Gross Margin.  Gross margin was $39.0 million, or 30.6% of net sales, for the six month period ended September 26, 2009, versus $60.8 million, or 32.6% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with start-up costs associated with our expansion into new bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $4.3 million, or 16.0%, to $22.8 million for the six month period ended September 26, 2009 compared to $27.1 million for the same period in fiscal 2009. As a percentage of net sales, SG&A increased to 17.9% for the six month period ended September 26, 2009 compared to 14.5% for the comparable period last fiscal year. The decrease of $4.3 million was primarily due to $4.0 million related to personnel-related cost reductions and reductions in professional fees and other expenses.

Other, net.  Other, net for the six month period ended September 26, 2009 decreased by $0.3 million, to $1.2 million compared to $1.5 million for  the comparable period in fiscal 2009. For the six month period ended September 26, 2009, other, net consisted of $0.6 million of amortization of intangibles and $0.6 million of restructuring and moving costs. For the six month period ended September 27, 2008, other, net consisted of $0.8 million of amortization of intangibles, $0.5 million of facility moving and consolidation expenses and $0.4 million of net loss on disposal of fixed assets, both primarily related to the consolidation of our South Carolina operations, offset by other miscellaneous income of $0.2 million.

Operating Income. The decrease in operating income in all four of our business segments was driven by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in three of our four business segments as a result of the current economic downturn and start-up costs for our large bearing product lines.

Operating income was $15.0 million, or 11.7% of net sales, for the six month period ended September 26, 2009 compared to $32.2 million, or 17.3% of net sales, for the six month period ended September 27, 2008. Operating income for the Plain Bearings segment was $11.8 million for the six month period ended September 26, 2009, or 19.2% of net sales, compared to $22.0 million for the same period last year, or 25.4% of net sales. Our Roller Bearings segment achieved an operating income for the six month period ended September 26, 2009 of $9.8 million, or 29.9% of net sales, compared to $13.9 million, or 27.4% of net sales, for the six month period ended September 27, 2008.  Our Ball Bearings segment achieved an operating income of $3.5 million, or 14.8% of net sales, for the six month period ended September 26, 2009, compared to $7.2 million, or 22.9% of net sales, for the same period in fiscal 2009. Our Other segment achieved an operating income of $0.1 million, or 1.2% of net sales, for the six month period ended September 26, 2009, compared to $1.3 million, or 7.1% of net sales, for the same period in fiscal 2009.

Interest Expense, net.  Interest expense, net decreased by $0.4 million, or 30.2%, to $0.9 million in the six month period ended September 26, 2009, compared to $1.3 million in the same period last fiscal year, mainly driven by debt reduction.

Loss on Early Extinguishment of Debt.  For the six month period ended September 27, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Other Non-Operating Expense (Income). Other non-operating expense (income) for the six month period ended September 26, 2009 was a gain of $0.2 million compared to a loss of $0.2 million for the six month period ended September 27, 2008, related primarily to foreign exchange gains/losses on intercompany loans between our U.S. division and International division.

Income Before Income Taxes.  Income before taxes decreased by $16.1 million, to $14.3 million for the six month period ended September 26, 2009 compared to $30.4 million for the six month period ended September 27, 2008.

Income Taxes.  Income tax expense for the six month period ended September 26, 2009 was $4.9 million compared to $10.1 million for the six month period ended September 27, 2008. Our effective income tax rate for the six month period ended September 26, 2009 was 33.9% compared to 33.3% for the six month period ended September 27, 2008.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $10.8 million to $9.5 million for the six month period ended September 26, 2009 compared to $20.3 million for the six month period ended September 27, 2008.

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.  Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million.  As of September 26, 2009, $62.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.3 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of September 26, 2009, we had the ability to borrow up to an additional $81.7 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4.0 million Swiss francs, or $3.9 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of September 26, 2009, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice. As of September 26, 2009, 100,482 shares have been repurchased under this plan for an aggregate cost of $3.2 million.

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

Cash Flows

Six Month Period Ended September 26, 2009 Compared to the Six Month Period Ended September 27, 2008

In the six month period ended September 26, 2009, we generated cash of $21.4 million from operating activities compared to $23.9 million for the six month period ended September 27, 2008. The decrease of $2.5 million was mainly a result of a decrease in net income of $10.8 million, a positive change in operating assets and liabilities of $11.6 million and a decrease in non-cash charges of $3.3 million.

Cash used for investing activities for the six month period ended September 26, 2009 included $6.0 million related to capital expenditures compared to $11.0 million for the six month period ended September 27, 2008. Of this amount, $3.6 million was associated with the building of a new wind bearing facility in Texas.  Cash used for investing activities in the six month period ended September 26, 2009 also included $4.8 million for the purchase of short-term investments. Investing activities in the six month period ended September 27, 2008 also included $6.6 million related to the acquisition of PIC Design offset by proceeds of $0.5 million related primarily to the consolidation of our South Carolina operations.

Financing activities used $5.4 million in the six month period ended September 26, 2009 compared to $6.8 million for the six month period ended September 27, 2008, primarily for debt reduction.

Capital Expenditures

Our capital expenditures were $6.0 million for the six month period ended September 26, 2009. Of this amount, $3.6 million was associated with the building of a new wind bearing facility in Texas. We expect to make capital expenditures of approximately $8.0 to $10.0 million during fiscal 2010 in connection with our existing business and the expansion into the large bearing market segment. We intend to fund our fiscal 2010 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of September 26, 2009, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 28, 2009.

Other Matters

Critical Accounting Estimates - Goodwill

The Company has acquired businesses in purchase transactions that have resulted in the recognition of goodwill. In accordance with Accounting Standards Codification (“ASC”) 350-20 or SFAS No. 142, “Goodwill and Other Intangible Assets” acquired goodwill is not amortized. Instead, it is subject to impairment testing on an annual basis and at any other time when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. These analyses utilize management’s estimates and assumptions. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition and therefore goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. As of September 26, 2009, the Company reported $33.0 million of goodwill. As required by the Company’s policy, goodwill will be tested for impairment in the third quarter of fiscal 2010. In accordance with ASC 350-20, management tests goodwill for impairment at the reporting unit, as defined by ASC 280-10 or SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, level as it represents the lowest level with discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics.  If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value an impairment may exist.  An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.

The Company assesses the fair value of its reporting units based on a discounted cash flow valuation model.  The key assumptions used are discount rates and perpetual growth rates applied to cash flow projections.  Also inherent in the discounted cash flow valuation are near-term revenue growth rates over the next five years.  These assumptions contemplate business, market and overall economic conditions. Changes in assumptions of estimates could materially affect the determination of the fair value of a reporting unit, and therefore, could affect the amount of potential impairment. In the event that operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability.

In our opinion, there have been no such events that would require an interim test for goodwill impairment as there are no existing impairment indicators that are not more likely than not to reduce the fair value of a reporting unit below its carrying amount, therefore no interim impairment test has been performed.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of September 26, 2009, our margin is 0.0% for prime rate loans (prime rate at September 26, 2009 was 3.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at September 26, 2009 was 0.25%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of September 26, 2009, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 51% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $32.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.3 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at September 26, 2009.

Foreign Currency Exchange Rates. Our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the first six months of fiscal 2010 compared to 16% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2009, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three or six month periods ended September 26, 2009. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2009.

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

Total share repurchases for the three months ended September 26, 2009 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/28/2009–07/25/2009	5,608	$20.53	5,608	$6,774
07/26/2009–08/22/2009	—	—	—	6,774
08/23/2009–09/26/2009	—	—	—	$6,774
Total	5,608	$20.53	5,608

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders of the Company was held on September 9, 2009.  The items voted upon by the Company’s shareholders included nominations to elect one member of the Company’s board of directors and the ratification of the appointment of the Company’s Independent Registered Public Accounting Firm for fiscal 2010.

The shareholders voted as follows on the following matters:

The election of the following director to hold office for a three-year term expiring in 2012 was approved by the following votes:

Dr. Thomas O’Brien was approved by a vote of 20,283,691 shares voting for and 244,775 shares withheld.

The ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2010 was approved by a vote of 20,509,640 shares voting for, 7,485 shares voting against, and 11,340 shares abstaining.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 2, 2009

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 2, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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