Form 10-Q
period 2009-12-26
RBC Bearings INC
filed 2010-02-01
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009

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

As of January 25, 2010, RBC Bearings Incorporated had 21,717,389 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	December 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,157	$30,557
Short-term investments	6,306	—
Accounts receivable, net of allowance for doubtful accounts of $1,555 at December 26, 2009 and $1,571 at March 28, 2009	46,251	63,692
Inventory	138,194	134,275
Deferred income taxes	10,193	6,677
Prepaid expenses and other current assets	5,187	8,912
Total current assets	240,288	244,113
Property, plant and equipment, net	87,803	87,697
Goodwill	34,695	32,999
Intangible assets, net of accumulated amortization of $5,979 at December 26, 2009 and $5,035 at March 28, 2009	12,587	12,673
Other assets	5,250	4,585
Total assets	$380,623	$382,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,414	$20,525
Accrued expenses and other current liabilities	14,100	16,533
Current portion of long-term debt	1,702	1,151
Total current liabilities	32,216	38,209
Long-term debt, less current portion	52,000	67,000
Deferred income taxes	6,012	6,341
Other non-current liabilities	15,238	14,506
Total liabilities	105,466	126,056

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 26, 2009 and March 28, 2009; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 26, 2009 and March 28, 2009; issued and outstanding shares: 21,882,761 shares at December 26, 2009 and 21,838,486 shares at March 28, 2009	218	218
Additional paid-in capital	189,452	187,139
Accumulated other comprehensive income (loss)	(426)	(3,327)
Retained earnings	90,862	76,142
Treasury stock, at cost, 167,372 shares at December 26, 2009 and 132,230 shares at March 28, 2009	(4,949)	(4,161)
Total stockholders' equity	275,157	256,011
Total liabilities and stockholders' equity	$380,623	$382,067
See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net sales	$67,481	$85,281	$194,870	$271,955
Cost of sales	47,042	56,779	135,434	182,681
Gross margin	20,439	28,502	59,436	89,274
Operating expenses:
Selling, general and administrative	11,936	14,403	34,687	41,482
Other, net	364	1,304	1,594	2,783
Total operating expenses	12,300	15,707	36,281	44,265
Operating income	8,139	12,795	23,155	45,009
Interest expense, net	394	749	1,323	2,080
Loss on early extinguishment of debt	—	—	—	319
Other non-operating expense (income)	(202)	325	(442)	491
Income before income taxes	7,947	11,721	22,274	42,119
Provision for income taxes	2,698	4,021	7,554	14,148
Net income	$5,249	$7,700	$14,720	$27,971
Net income per common share:
Basic	$0.24	$0.36	$0.68	$1.30
Diluted	$0.24	$0.35	$0.68	$1.29
Weighted average common shares:
Basic	21,596,344	21,575,756	21,590,362	21,568,227
Diluted	21,768,570	21,745,996	21,735,512	21,763,105

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	December 26, 2009	December 27, 2008
Cash flows from operating activities:
Net income	$14,720	$27,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,971	8,387
Excess tax benefits from stock-based compensation	(29)	(99)
Deferred income taxes	(3,847)	(18)
Amortization of intangible assets	984	1,159
Amortization of deferred financing costs	154	174
Stock-based compensation	2,278	1,756
Loss on disposition or sale of assets	29	615
Loss on early extinguishment of debt (non-cash portion)	—	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,548	3,138
Inventory	(1,937)	(10,858)
Prepaid expenses and other current assets	3,766	(1,807)
Other non-current assets	(1,411)	(997)
Accounts payable	(4,682)	(2,506)
Accrued expenses and other current liabilities	(2,318)	3,155
Other non-current liabilities	747	2,176
Net cash provided by operating activities	34,973	32,565

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,508)	(17,727)
Purchase of short-term investments	(6,263)	—
Acquisition of businesses, net of cash acquired	(1,924)	(6,579)
Proceeds from sale of assets	—	562
Net cash used in investing activities	(15,695)	(23,744)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	41,000
Paydown of revolving credit facility	(15,000)	(29,000)
Exercise of stock options	7	253
Excess tax benefits from stock-based compensation	29	99
Repurchase of common stock	(788)	(515)
Retirement of industrial revenue bonds	—	(15,500)
Payments on notes payable	(217)	(60)
Principal payments on capital lease obligations and other	(223)	(171)
Net cash used in financing activities	(16,192)	(3,894)
Effect of exchange rate changes on cash	514	312

Cash and cash equivalents:
Increase during the period	3,600	5,239
Cash, at beginning of period	30,557	9,859

Cash, at end of period	$34,157	$15,098

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,168	$1,848
Income taxes	$7,475	$14,154

 A note payable of $775 was used in the acquisition of Lubron.

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

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearings Systems, Inc. (“Lubron”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”) and RBC CBS Coastal Bearing Services LLC (“CBS”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), A.I.D. Company (“AID”), BEMD Company (“BEMD”) and PIC Design (“PIC Design”) divisions of RBCA. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has performed a review of subsequent events through the date of filing (February 1, 2010) of this Form 10-Q.

The results of operations for the three and nine month periods ended December 26, 2009 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 26, 2009 and December 27, 2008 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, which was later superseded by the FASB Codification and included in ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification became effective for the Company in the quarter ending September 26, 2009. Accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature. The new pronouncement did not have an impact on the Company's results of operations or financial position.

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

In December 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 132(R)-1, amending SFAS 132, which was later superseded by the FASB Codification and included in ASC 715-20,  “Defined Benefit Plans - General” (“ASC 715-20”). ASC 715-20 requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans.  These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  ASC 715-20 will apply to the Company’s plan asset disclosures in its fiscal year ending April 3, 2010.  The Company is currently evaluating the disclosure implications of this pronouncement, however the adoption of it will not have an impact on the Company’s results of operations and financial position.

1.  Acquisition

On September 29, 2009, the Company acquired certain assets of Lubron Bearing Systems for  $2,951. The purchase price included $1,967 in cash, a $775 note payable and the assumption of certain liabilities.  The purchase price was allocated as follows: inventory ($96), fixed assets ($829), goodwill ($1,695) and intangible assets ($331).  Lubron, located in Huntington Beach, California, is a manufacturer of highly engineered self-lubricating bearings used in bridge building, power generation, subsea oil production and earthquake seismic isolation. Lubron is included in the Plain Bearings segment. Proforma net sales and net income inclusive of Lubron are not materially different from the amounts as reported in the accompanying consolidated statements of operations.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Net income	$5,249	$7,700	$14,720	$27,971

Denominator for basic net income per common share—weighted-average shares	21,596,344	21,575,756	21,590,362	21,568,227
Effect of dilution due to employee stock options	172,226	170,240	145,150	194,878
Denominator for diluted net income per common share — weighted-average shares	21,768,570	21,745,996	21,735,512	21,763,105

Basic net income per common share	$0.24	$0.36	$0.68	$1.30

Diluted net income per common share	$0.24	$0.35	$0.68	$1.29

Basic weighted-average common shares do not include 132,225 and 133,299 unvested restricted stock shares at December 26, 2009 and December 27, 2008, respectively.

At December 26, 2009, 1,144,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  890,200 such options were excluded at December 27, 2008.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $6,136 and with maturity dates ranging from March 2011 to November 2012, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

5.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 26, 2009	March 28, 2009
Raw materials	$11,173	$11,325
Work in process	40,499	39,155
Finished goods	86,522	83,795
	$138,194	$134,275

6.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income	$5,249	$7,700	$14,720	$27,971
Net prior service cost and actuarial losses, net of taxes	16	(14)	48	(41)
Change in fair value of derivatives, net of taxes	83	(969)	237	(552)
Unrealized gain on investments, net of taxes	5	—	77	—
Foreign currency translation adjustments	(831)	682	2,539	(2,007)
Total comprehensive income	$4,522	$7,399	$17,621	$25,371

7.  Debt

 The balances payable under all borrowing facilities are as follows:
	December 26, 2009	March 28, 2009
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR plus a specified margin (LIBOR 0.25% and 0.5% at December 26, 2009 and March 28, 2009, respectively)	$52,000	$67,000
Note Payable	1,702	1,151
Total Debt	53,702	68,151
Less: Current Portion	1,702	1,151
Long-Term Debt	$52,000	$67,000

The current portion of long-term debt includes notes payable related to the Lubron, AID, BEMD and All Power acquisitions.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at December 26, 2009 was a liability of $1,311, included in other current liabilities, and was measured using observable market inputs such as yield curves (as provided by the financial institution with which the swap has been executed). Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income.

8.  Income Taxes

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

There have been no material changes to the total amount of unrecognized tax benefits during the three and nine months ended December 26, 2009.

The effective income tax rates for the three and nine month periods ended December 26, 2009 and December 27, 2008 were 33.9% and 34.3% and 33.9% and 33.6%, respectively. The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

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

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net External Sales
Roller	$18,955	$20,969	$51,834	$71,592
Plain	32,717	39,898	93,979	126,794
Ball	10,112	16,157	33,724	47,758
Other	5,697	8,257	15,333	25,811
	$67,481	$85,281	$194,870	$271,955
Operating Income
Roller	$4,946	$5,842	$14,779	$19,700
Plain	7,083	9,569	18,845	31,611
Ball	1,127	3,867	4,633	11,108
Other	646	692	761	1,945
Corporate	(5,663)	(7,175)	(15,863)	(19,355)
	$8,139	$12,795	$23,155	$45,009
Geographic External Sales
Domestic	$56,643	$72,150	$164,895	$229,430
Foreign	10,838	13,131	29,975	42,525
	$67,481	$85,281	$194,870	$271,955

Intersegment Sales
Roller	$1,894	$2,599	$6,255	$7,828
Plain	431	317	1,131	1,379
Ball	768	2,003	3,471	6,195
Other	3,657	4,977	11,229	14,680
	$6,750	$9,896	$22,086	$30,082

All intersegment sales are eliminated in consolidation.

10.  Subsequent Event

The American Recovery and Reinvestment Act of 2009 provides for a new Advanced Energy Manufacturing Credit under Internal Revenue Code 48C (“Section 48C credit”).  This 30% investment credit on qualified property is a collaborative effort of the Internal Revenue Service and the Department of Energy.  Its purpose is to encourage the re-equipment, expansion, or establishment of a manufacturing facility for the production of qualified advanced energy property.  This Section 48C credit is generally allowed in the taxable year in which the eligible property is placed in service by the taxpayer.

On January 7, 2010, the Company was notified by the Internal Revenue Service in acceptance letters that it has received two awards totaling over $8 million to support the development of its wind turbine bearing facility in Houston, Texas.  The first 48C award is a tax credit of approximately $4.2 million related to the recently completed investment in the Company’s Houston, Texas facility.  This facility was placed in service by the Company in its fiscal 2010 year.  The second is a tax credit of $4.2 million to support future expansion of the Houston facility.  To qualify for the second award, the eligible property for the future expansion would have to be placed in service within three years from the date of certification of the project.

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

Outlook

Backlog, as of December 26, 2009, was $155.6 million versus $221.4 million as of December 27, 2008. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	30.3	33.4	30.5	32.8
Selling, general and administrative	17.7	16.9	17.8	15.3
Other, net	0.5	1.5	0.8	1.0
Operating income	12.1	15.0	11.9	16.5
Interest expense, net	0.6	0.9	0.7	0.7
Loss on early extinguishment of debt	—	—	—	0.1
Other non-operating income	(0.3)	0.4	(0.2)	0.2
Income before income taxes	11.8	13.7	11.4	15.5
Provision for income taxes	4.0	4.7	3.9	5.2

Net income	7.8	9.0	7.5	10.3

Three Month Period Ended December 26, 2009 Compared to Three Month Period Ended December 27, 2008

Net Sales.  Net sales for the three month period ended December 26, 2009 were $67.5 million, a decrease of $17.8 million, or 20.9%, compared to $85.3 million for the same period in the prior year. During the three month period ended December 26, 2009, we experienced a net sales decline in all four of our business segments, driven by lower demand across our end markets due to the weak economic climate. Net sales to diversified industrial customers fell 16.6% in the three month period ended December 26, 2009 compared to the same period last fiscal year.  This is mainly the result of the overall decline in the global industrial markets.  The inclusion of our Lubron acquisition offset the decline in net sales to diversified industrial customers by $1.3 million.  Net sales to aerospace and defense customers declined 23.8% in the three month period ended December 26, 2009 compared to the same period last fiscal year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors.

The Plain Bearings segment achieved net sales of $32.7 million for the three month period ended December 26, 2009, a decrease of $7.2 million, or 18.0%, compared to $39.9 million for the same period in the prior fiscal year. The weak economy contributed to an overall net sales decline in this segment, with a $1.5 million decrease in net sales to diversified industrial customers combined with a $6.9 million decline in net sales to aerospace and defense customers. The inclusion of our Lubron acquisition offset the decline in net sales to diversified industrial customers by $1.3 million.

The Roller Bearings segment achieved net sales of $19.0 million for the three month period ended December 26, 2009, a decrease of $2.0 million, or 9.6%, compared to $21.0 million for the same period in the prior fiscal year. The weak economic performance of the industrial sector contributed $3.4 million of this net sales decline offset by a $1.4 million increase in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $10.1 million for the three month period ended December 26, 2009, a decrease of $6.1 million, or 37.4%, compared to $16.2 million for the same period in the prior year.  Of this decline, $0.7 million was attributable to the impact of the economic downturn on the industrial sector while net sales to the aerospace and defense sector declined $5.4 million compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $5.7 million for the three month period ended December 26, 2009, a decrease of $2.6 million, or 31.0%, compared to $8.3 million for the same period last year.

Gross Margin.  Gross margin was $20.4 million, or 30.3% of net sales, for the three month period ended December 26, 2009, versus $28.5 million, or 33.4% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with start-up costs associated with our expansion into new bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $2.5 million, or 17.1%, to $11.9 million for the three month period ended December 26, 2009 compared to $14.4 million for the same period in fiscal 2009. As a percentage of net sales, SG&A increased to 17.7% for the three month period ended December 26, 2009 compared to 16.9% for the three month period ended December 27, 2008. The decrease of $2.5 million was primarily attributable to personnel-related cost reductions and reductions in other expenses, offset by higher stock option compensation expense of $0.2 million.

Other, net.  Other, net for the three month period ended December 26, 2009 was $0.4 million, a decrease of $0.9 million, compared to $1.3 million for the same period last fiscal year.  For the three month period ended December 26, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of restructuring and moving costs, including costs associated with the consolidation of our Houston, Texas facilities.  For the three month period ended December 27, 2008, other, net consisted of $0.4 million of amortization of intangibles, $0.8 million of consolidation expenses related to our South Carolina operations and $0.1 million of miscellaneous expenses.

Operating Income. The decrease in operating income in all four of our business segments was driven primarily by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in three of our four business segments as a result of the current economic downturn and start-up costs for our large bearing product lines.

Operating income was $8.1 million, or 12.1% of net sales, for the three month period ended December 26, 2009 compared to $12.8 million, or 15.0% of net sales, for the three month period ended December 27, 2008. Operating income for the Plain Bearings segment was $7.1 million for the three month period ended December 26, 2009, or 21.6% of net sales, compared to $9.6 million for the same period last year, or 24.0% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended December 26, 2009 of $4.9 million, or 26.1% of net sales, compared to $5.8 million, or 27.9% of net sales, for the three month period ended December 27, 2008.  Our Ball Bearings segment achieved an operating income of $1.1 million, or 11.1% of net sales, for the three month period ended December 26, 2009, compared to $3.9 million, or 23.9% of net sales, for the same period in fiscal 2009. Our Other segment achieved an operating income of $0.6 million, or 11.3% of net sales, for the three month period ended December 26, 2009, compared to $0.7 million, or 8.4% of net sales, for the same period in fiscal 2009.

Interest Expense, net.  Interest expense, net decreased by $0.4 million, or 47.4%, to $0.4 million in the three month period ended December 26, 2009, compared to $0.7 million in the same period last fiscal year,  driven by a combination of lower debt and interest rates.

Other Non-Operating Expense (Income).  We received approximately $0.2 million in the three month period ended December 26, 2009 in payments under the Continued Dumping and Subsidy Offset Act (CDSOA) which distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.  We incurred a foreign exchange loss of $0.6 million for the three month period ended December 27, 2008, partially offset by a CDSOA payment of $0.4 million.

Income Before Income Taxes.  Income before taxes decreased by $3.8 million, to $7.9 million for the three month period ended December 26, 2009 compared to $11.7 million for the three month period ended December 27, 2008.

Income Taxes.  Income tax expense for the three month period ended December 26, 2009 was $2.7 million compared to $4.0 million for the three month period ended December 27, 2008. Our effective income tax rate for the three month period ended December 26, 2009 was 33.9% compared to 34.3% for the three month period ended December 27, 2008.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $2.5 million to $5.2 million for the three month period ended December 26, 2009 compared to $7.7 million for the three month period ended December 27, 2008.

Nine Month Period Ended December 26, 2009 Compared to Nine Month Period Ended December 27, 2008

Net Sales.  Net sales for the nine month period ended December 26, 2009 were $194.9 million, a decrease of $77.1 million, or 28.3%, compared to $272.0 million for the same period in the prior fiscal year. During the nine month period ended December 26, 2009, we experienced a net sales decline in all four of our business segments, driven by lower demand across our end markets due to the weak economic climate. Net sales to  diversified industrial customers fell 36.6% in the nine month period ended December 26, 2009 compared to the same period last fiscal year.  This was mainly the result of the overall decline in the global industrial markets.  Net sales to aerospace and defense customers also declined 21.8% in the nine month period ended December 26, 2009 compared to the same period last fiscal year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors.

The Plain Bearings segment achieved net sales of $94.0 million for the nine month period ended December 26, 2009, a decrease of $32.8 million, or 25.9%, compared to $126.8 million for the same period in the prior fiscal year. The weak economy contributed to an overall net sales decline in this segment, with an $11.1 million decrease in net sales to diversified industrial customers combined with a $21.7 million decline in net sales to aerospace and defense customers.

The Roller Bearings segment achieved net sales of $51.8 million for the nine month period ended December 26, 2009, a decrease of $19.8 million, or 27.6%, compared to $71.6 million for the same period in the prior fiscal year. The weak economic performance of the industrial sector contributed $19.0 million of this net sales decline combined with a $0.8 million decrease in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $33.7 million for the nine month period ended December 26, 2009, a decrease of $14.0 million, or 29.4%, compared to $47.8 million for the same period in the prior fiscal year. Of this decline, $5.7 million was attributable to the impact of the economic downturn on the industrial sector while net sales to the aerospace and defense sector declined $8.3 million compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $15.3 million for the nine month period ended December 26, 2009, a decrease of $10.5 million, or 40.6%, compared to $25.8 million for the same period last fiscal year. Of this decrease, $7.1 million was attributable to a decline in the sale of machine tool collets in Europe combined with a decline of $3.4 million due to the general industrial decline for mechanical components.

Gross Margin.  Gross margin was $59.4 million, or 30.5% of net sales, for the nine month period ended December 26, 2009, versus $89.3 million, or 32.8% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with start-up costs associated with our expansion into new bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $6.8 million, or 16.4%, to $34.7 million for the nine month period ended December 26, 2009 compared to $41.5 million for the same period in fiscal 2009. As a percentage of net sales, SG&A increased to 17.8% for the nine month period ended December 26, 2009 compared to 15.3% for the comparable period last fiscal year. The decrease of $6.8 million was primarily due to $4.0 million related to personnel-related cost reductions and reductions in other expenses, offset by an increase in stock option compensation expense of $0.5 million.

Other, net.  Other, net for the nine month period ended December 26, 2009 decreased by $1.2 million, to $1.6 million compared to $2.8 million for  the comparable period in fiscal 2009. For the nine month period ended December 26, 2009, other, net consisted of $1.0 million of amortization of intangibles and $0.7 million of restructuring and moving costs offset by miscellaneous income of $0.1 million. For the nine month period ended December 27, 2008, other, net consisted of $1.2 million of amortization of intangibles, $1.4 million of facility moving and consolidation expenses primarily related to the consolidation of our South Carolina operations and $0.2 million of miscellaneous expenses.

Operating Income. The decrease in operating income in all four of our business segments was driven by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in three of our four business segments as a result of the current economic downturn and start-up costs for our large bearing product lines.

Operating income was $23.2 million, or 11.9% of net sales, for the nine month period ended December 26, 2009 compared to $45.0 million, or 16.5% of net sales, for the nine month period ended December 27, 2008. Operating income for the Plain Bearings segment was $18.8 million for the nine month period ended December 26, 2009, or 20.1% of net sales, compared to $31.6 million for the same period last year, or 24.9% of net sales. Our Roller Bearings segment achieved an operating income for the nine month period ended December 26, 2009 of $14.8 million, or 28.5% of net sales, compared to $19.7 million, or 27.5% of net sales, for the nine month period ended December 27, 2008.  Our Ball Bearings segment achieved an operating income of $4.6 million, or 13.7% of net sales, for the nine month period ended December 26, 2009, compared to $11.1 million, or 23.3% of net sales, for the same period in fiscal 2009. Our Other segment achieved an operating income of $0.8 million, or 5.0% of net sales, for the nine month period ended December 26, 2009, compared to $1.9 million, or 7.5% of net sales, for the same period in fiscal 2009.

Interest Expense, net.  Interest expense, net decreased by $0.8 million, or 36.4%, to $1.3 million in the nine month period ended December 26, 2009, compared to $2.1 million in the same period last fiscal year, mainly driven by debt reduction.

Loss on Early Extinguishment of Debt.  For the nine month period ended December 27, 2008, loss on extinguishment of debt was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Other Non-Operating Expense (Income). We incurred a foreign exchange gain of $0.2 million for the nine month period ended December 26, 2009 compared to a loss of $0.9 million for the nine month period ended December 27, 2008.  This was primarily related to intercompany loans between our U.S. division and International division. In addition, payments were received under the Continued Dumping and Subsidy Offset Act (CDSOA). We received approximately $0.2 million and $0.4 million in the nine month periods ended December 26, 2009 and December 27, 2008, respectively, in payments under the CDSOA for 2009 and 2008. The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes decreased by $19.8 million, to $22.3 million for the nine month period ended December 26, 2009 compared to $42.1 million for the nine month period ended December 27, 2008.

Income Taxes.  Income tax expense for the nine month period ended December 26, 2009 was $7.6 million compared to $14.1 million for the nine month period ended December 27, 2008. Our effective income tax rate for the nine month period ended December 26, 2009 was 33.9% compared to 33.6% for the nine month period ended December 27, 2008.  The effective income tax rates are below the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S.

Net Income.  Net income decreased by $13.3 million to $14.7 million for the nine month period ended December 26, 2009 compared to $28.0 million for the nine month period ended December 27, 2008.

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

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations. Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million. As of December 26, 2009, $52.0 million was outstanding under the KeyBank Credit Agreement. Approximately $6.3 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of December 26, 2009, we had the ability to borrow up to an additional $91.7 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4.0 million Swiss francs, or $3.9 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of December 26, 2009, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice. As of December 26, 2009, 130,016 shares have been repurchased under this plan for an aggregate cost of $3.9 million.

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

Cash Flows

Nine Month Period Ended December 26, 2009 Compared to the Nine Month Period Ended December 27, 2008

In the nine month period ended December 26, 2009, we generated cash of $35.0 million from operating activities compared to $32.6 million for the nine month period ended December 27, 2008. The increase of $2.4 million was mainly a result of a positive change in operating assets and liabilities of $20.4 million partially offset by a decrease in net income of $13.3 million and a decrease in non-cash charges of $4.7 million.

Cash used for investing activities for the nine month period ended December 26, 2009 included $7.5 million related to capital expenditures compared to $17.7 million for the nine month period ended December 27, 2008. Of this amount, $3.8 million was associated with the building of a new wind bearing facility in Texas.  Cash used for investing activities in the nine month period ended December 26, 2009 also included $6.3 million for the purchase of short-term investments and $1.9 million related to the acquisition of Lubron. In the nine month period ended December 27, 2008, investing activities included $6.6 million related to the acquisition of PIC Design offset by proceeds of $0.6 million related primarily to the consolidation of our South Carolina operations.

Financing activities used $16.2 million in the nine month period ended December 26, 2009 compared to $3.9 million for the nine month period ended December 27, 2008, primarily for debt reduction and the repurchase of common stock.

Capital Expenditures

Our capital expenditures were $7.5 million for the nine month period ended December 26, 2009.  We expect to make capital expenditures of approximately $9.0 to $11.0 million during fiscal 2010 in connection with our existing business and the expansion into the large bearing market segment. We intend to fund our fiscal 2010 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of December 26, 2009, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 28, 2009.

Other Matters

Critical Accounting Estimates - Goodwill

The Company has acquired businesses in purchase transactions that have resulted in the recognition of goodwill. In accordance with Accounting Standards Codification (“ASC”) 350-20 or SFAS No. 142, “Goodwill and Other Intangible Assets” acquired goodwill is not amortized. Instead, it is subject to impairment testing on an annual basis and at any other time when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. These analyses utilize management’s estimates and assumptions. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition and therefore goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. As of December 26, 2009, the Company reported $34.7 million of goodwill. As required by the Company’s policy, goodwill will be tested for impairment in the fourth quarter of fiscal 2010. In accordance with ASC 350-20, management tests goodwill for impairment at the reporting unit, as defined by ASC 280-10 or SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, level as it represents the lowest level with discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics.  If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value an impairment may exist.  An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.

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

In our opinion, there have been no such events that would require an interim test for goodwill impairment as there are no existing impairment indicators that are more likely than not to reduce the fair value of a reporting unit below its carrying amount, therefore no interim impairment test has been performed.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of December 26, 2009, our margin is 0.0% for prime rate loans (prime rate at December 26, 2009 was 3.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at December 26, 2009 was 0.25%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of December 26, 2009, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 41% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Based on the aggregate amount of our variable rate indebtedness of $22.0 million, a 100 basis point change in interest rates would have changed our interest expense by approximately $0.2 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at December 26, 2009.

Foreign Currency Exchange Rates. Our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the first nine months of fiscal 2010 compared to 16% in the comparable period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 26, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2009, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three or nine month periods ended December 26, 2009. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2009.

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

Total share repurchases for the three months ended December 26, 2009 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/27/2009–10/24/2009	—	—	—	$6,774
10/25/2009–11/21/2009	5,134	$21.12	5,134	6,666
11/22/2009–12/26/2009	24,400	23.17	24,400	$6,101
Total	29,534	$22.81	29,534

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

On February 1, 2010,   the Company entered into Change in Control Letter Agreements with Daniel A. Bergeron, Thomas M. Burigo, Thomas C. Crainer, Richard J. Edwards, and Thomas J. Williams. Each Change in Control Letter Agreement entitles the executive to severance benefits if his employment with the Company is terminated under certain circumstances within 24 months after a change in control of the Company.  The amount of severance will generally be equal to 150% of the executive’s annual base salary plus 150% of the executive’s target incentive compensation in effect at termination.  In addition, each executive will be entitled to a pro-rata annual bonus for the year in which his termination of employment occurs and to continue participating in the Company’s welfare benefit programs for up to 18 months following his termination of employment.  The Change in Control Agreements also commits the executives to remain employed with the Company in the event of a tender or exchange offer and includes a non-compete covenant for 12 months following the executive’s termination of employment due to a change in control.

The form of the Change in Control Letter Agreement entered into with each of the named executives is attached as Exhibit 10.1 hereto.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the form of Change in Control Letter Agreement which is incorporated by reference herein.

ITEM 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Change in Control Letter Agreement for named executives.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 1, 2010

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 1, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Change in Control Letter Agreement for named executives.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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