Form 10-K
period 2010-04-03
RBC Bearings INC
filed 2010-06-02
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934
For the fiscal year ended April 3, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 26, 2009 (based on the September 25, 2009 closing sales price of $23.55 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $511,050,000.
Number of shares outstanding of the registrant’s Class A Common Stock at May 24, 2010:
21,732,423 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 8, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Demand for bearings in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth determines demand for our bearing solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating increased spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing products and applications. We classify our customers into two principal categories: diversified industrial and aerospace and defense. These principal end markets utilize a large number of both commercial and specialized bearing products. Although we provide a relatively small percentage of total bearing products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized bearing product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 20 “Reportable Segments.”

•	Diversified Industrial Market (42% of net sales for the fiscal year ended April 3, 2010)

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

Our largest diversified industrial customers include AxleTech International, Caterpillar, ITT Corporation, Komatsu America, National Oilwell Varco and various aftermarket distributors including Applied Industrial, Kaman Corporation and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products and the expansion of aftermarket sales.

•	Aerospace and Defense Market (58% of net sales for the fiscal year ended April 3, 2010)

We supply bearings for use in commercial, private and military aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are the primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters and missile systems. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

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

Our largest aerospace and defense customers include Airbus, BAE Systems, Boeing, Embraer, General Electric,   Lockheed Martin, Raytheon, Snecma Group, U.S. Department of Defense, United Technologies and various aftermarket channels. We estimate that over 55% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence, new commercial aircraft introductions, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2010, 5.2% of our net sales were made directly, and we estimate that approximately an additional 22.4% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our product segments:

	Net Sales for the Fiscal Year Ended
Segment	April 3, 2010	March 28, 2009	March 29, 2008	Representative Applications
Plain Bearings	$134,303	$166,658	$154,535	• Aircraft engine controls and landing gear
	(48.9)%	(46.8)%	(46.7)%	• Missile launchers
				• Mining and construction equipment
Roller Bearings	$73,164	$94,428	$97,019	• Aircraft hydraulics
	(26.6)%	(26.6)%	(29.4)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$45,442	$63,625	$56,677	• Radar and night vision systems
	(16.6)%	(17.9)%	(17.1)%	• Airframe control and actuation
				• Semiconductor equipment
Other	$21,793	$31,085	$22,369	• Collets for machine tools
	(7.9)%	(8.7)%	(6.8)%	• Industrial gears

Plain Bearings.  Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 48.9% of our net sales in fiscal 2010.

Roller Bearings.  Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world's largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 26.6% of our net sales in fiscal 2010.

Ball Bearings.  Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 16.6% of our net sales in fiscal 2010.

Other.  Our other products consist primarily of precision mechanical components and machine tool collets. Precision mechanical components are used in all general industrial applications, where some form of movement is required.  Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Our other products accounted for 7.9% of our net sales in fiscal 2010.

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

Capacity.  Our plants currently run on a single shift and a light second  shift at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 4% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for "Just In Time" deliveries or "Kan Ban" systems. Our worldwide distributor network provides our customers with more than 1,900 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

Competition

Our principal competitors include Kaydon Corporation, McGill Manufacturing Company, Inc. and New Hampshire Ball Bearings, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Backlog

As of April 3, 2010, we had order backlog of $157.9 million compared to a backlog of $179.3 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,186 hourly employees and 605 salaried employees as of April 3, 2010, of whom 348 were employed in our European and Mexican operations. As of April 3, 2010, 142 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2013, June 30, 2012 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 59 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 183 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2011.

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

Our top ten customers generated 31% of our net sales during fiscal 2010 and fiscal 2009. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2010, 5.2% of our net sales were made directly, and we estimate that approximately an additional 22.4% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

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

As of April 3, 2010, we had $37.0 million of outstanding borrowings and letters of credit of $6.0 million under our $150.0 million KeyBank Credit Agreement. Under the KeyBank Credit Agreement, we had borrowing availability of $107.0 million as of April 3, 2010. This agreement expires on June 24, 2011.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of April 3, 2010, approximately 12% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 49 employees will expire in June 2012, one agreement covering approximately 68 employees will expire in January 2013 and one agreement covering approximately 25 employees will expire in October 2015.

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

Certain of our facilities are operating at a single shift with a light second shift, and additional demand may require additional shifts and/or capital investments at these facilities. We cannot assure you that we will be able to add additional shifts as needed in a timely way and production constraints may result in lost sales. In certain markets we refrain from making additional capital investments to expand capacity where we believe market expansion in a particular end market is not sustainable or otherwise does not justify the expansion or capital investment. Our assumptions and forecasts regarding market conditions in these end markets may be erroneous and may result in lost earnings, potential sales going to competitors and inhibit our growth.

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

Our business is managed by a number of key executive officers, including Dr. Michael J. Hartnett. Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, China and England. Of our 26 facilities, 6 are located outside the U.S., including 4 manufacturing facilities.

Approximately 26% of our net sales were derived from sales directly or indirectly outside the U.S. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

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

As of April 3, 2010, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $1.7 million as of April 3, 2010 and overfunded by $0.9 million as of March 28, 2009, which are the amounts by which the accumulated benefit obligations are more or less than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of April 3, 2010, we had an order backlog of $157.9 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Canton, Georgia	Houston, Texas
Clayton, Georgia

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2013	Horsham, Pennsylvania	April 14, 2012
Huntington Beach, California	September 30, 2011	Bishopville, South Carolina	January 31, 2016
Santa Fe Springs, California	November 30, 2012	Hartsville, South Carolina	September 30, 2014
Middlebury, Connecticut	June 30, 2011	Delemont, Switzerland	August 31, 2015
Oxford, Connecticut	September 30, 2014	Houston, Texas	June 19, 2012
Gloucestershire, England	May 21, 2012	Hoffman Estates, Illinois	March 31, 2012
Reynosa, Mexico	June 13, 2013	Shanghai, China	May 31, 2011
West Trenton, New Jersey	February 29, 2012	Les Ulis, France	July 31, 2010
Oklahoma City, Oklahoma	September 30, 2021

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 3, 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of May 24, 2010 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	64	1992	Chairman, President and Chief Executive Officer

Daniel A. Bergeron	50	2003	Vice President and Chief Financial Officer and Secretary
		2006	Vice President and Chief Financial Officer and Assistant Secretary

Thomas C. Crainer	52	2003	General Manager
		2008	Vice President and General Manager

Richard J. Edwards	54	1996	Vice President and General Manager

Thomas J. Williams	58	2006	Corporate General Counsel and Secretary

Thomas M. Burigo	58	2005	Director of Accounting
		2006	Corporate Controller

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 24, 2010, there were 51 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$21.84	$14.76	$41.20	$33.24
Second Quarter	24.67	19.33	42.30	29.23
Third Quarter	26.29	19.23	35.74	16.03
Fourth Quarter	32.27	22.20	22.66	12.18

The last reported sale price of our common stock on the Nasdaq National Market on May 24, 2010 was $26.87 per share.

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

Total share repurchases for the three months ended April 3, 2010,  all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/27/2009– 01/30/2010	—	$—	—	$6,101
01/31/2010 – 02/27/2010	2,966	24.92	2,966	6,027
02/28/2010 – 04/03/2010	—	—	—	$6,027
Total	2,966	$24.92	2,966

During the fourth quarter of fiscal 2010, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite over the period from August 10, 2005 (the date of our initial public offering) to April 3, 2010. Each line on the graph assumes that $100 was invested in our common stock on August 10, 2005 or in the respective indices at the closing price on August 10, 2005. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 3, 2010.

Comparison of 55 Month Cumulative Return*
Among RBC Bearings Incorporated, The Nasdaq Composite Index
And a Peer Group

	August 10, 2005	April 1, 2006	March 31, 2007	March 29, 2008	March 28, 2009	April 3, 2010
RBC Bearings Incorporated	$100.00	$134.25	$218.93	$237.00	$106.02	$207.79
Nasdaq Composite Index	100.00	109.09	113.70	107.02	73.89	115.97
Peer Group	100.00	123.55	178.23	175.72	106.56	205.37

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended April 3, 2010, March 28, 2009, March 29, 2008, March 31, 2007 and April 1, 2006 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included  in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on  Form 10-K.

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$274,702	$355,796	$330,600	$306,062	$274,509
Cost of sales	190,136	237,576	217,022	205,953	191,561
Gross margin	84,566	118,220	113,578	100,109	82,948
Selling, general and administrative(2)	47,367	55,779	48,904	42,256	41,945
Other, net	2,529	7,471	1,824	5,934	2,424
Operating income	34,670	54,970	62,850	51,919	38,579
Interest expense, net	1,807	2,605	3,407	5,780	15,657
Loss on early extinguishment of debt(3)	—	319	27	3,576	3,771
Other non-operating expense (income)	(147)	645	(463)	(1,504)	78
Income before income taxes	33,010	51,401	59,879	44,067	19,073
Provision for income taxes	8,625	16,947	19,685	15,588	6,634
Net income	24,385	34,454	40,194	28,479	12,439
Preferred stock dividends	—	—	—	—	(893)
Participation rights of preferred stock in undistributed earnings	—	—	—	—	(630)
Net income available to common stockholders	$24,385	$34,454	$40,194	$28,479	$10,916
Net income per common share:(4)
Basic	$1.13	$1.60	$1.87	$1.38	$0.84
Diluted	$1.12	$1.58	$1.84	$1.33	$0.76
Weighted average common shares:(4)
Basic	21,590,421	21,570,979	21,457,846	20,579,498	12,931,185
Diluted	21,747,082	21,738,812	21,802,711	21,335,307	14,452,264
Other Financial Data:
Capital expenditures	$9,906	$27,583	$17,758	$16,174	$10,341

	As of
	April 3,	March 28,	March 29,	March 31,	April 1,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,389	$30,557	$9,859	$5,184	$16,126
Working capital	202,714	205,904	176,269	138,970	146,612
Total assets	375,955	382,067	337,112	273,713	275,923
Total debt	38,453	68,151	57,750	59,405	165,747
Total stockholders' equity	283,547	256,011	223,910	168,171	73,340

(1)
Net sales were $274.7 million in fiscal 2010 compared to $355.8 million in fiscal 2009, a decrease of $81.1 million. Net sales in the compared periods included net sales of $2.3 million for Lubron, which was acquired in September 2009.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2010 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 26 facilities of which 23 are manufacturing facilities in four countries.

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

During the first nine months of fiscal 2010, the world economy continued to contract, and we experienced unfavorable conditions across our two major markets: diversified industrial and aerospace and defense. Our net sales for diversified industrial decreased 23% year over year, and our net sales for aerospace and defense decreased 23% year over year. In our fiscal fourth quarter, we started to experience stronger demand for our diversified industrial products driven by an overall recovery in most worldwide industrial markets. We are cautiously optimistic that these conditions will continue through our fiscal 2011.

Approximately 16% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past four years, steel prices have increased to historically high levels, responding to unprecedented levels of world demand. To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 3 months or more.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision-engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 20 acquisitions which have broadened our end markets, products, customer base and geographic reach.

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

Sales to the diversified industrial market accounted for 42% of our net sales for the fiscal year ended April 3, 2010. Sales to the aerospace and defense markets accounted for 58% of our net sales for the same period. In our fourth fiscal quarter, sales to the diversified industrial market accounted for 49% of our net sales, and sales to the aerospace and defense markets accounted for 51%.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 55% of our net sales for fiscal 2010. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 26% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2010, compared to 28% for fiscal 2009. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. Our top ten customers generated 31% of our net sales in fiscal 2010 and  2009. Out of the 31% of net sales generated by our top ten customers during the fiscal year ended April 3, 2010, 19% of net sales was generated by our top four customers compared to 18% for the comparable period last year. No single customer was responsible for generating more than 8% of our net sales for the same period.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We have decreased SG&A expenses by $8.4 million in fiscal 2010 compared to fiscal 2009. The decrease was due to the overall economic slowdown experienced over the last fifteen months.

Other Expenses

In March 2010, we finished the consolidation of our Houston, Texas facilities resulting in a total charge of $0.6 million. Of this amount, $0.4 million was related to the remaining months on the original leased facility and $0.2 million was related to moving expenses.

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

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	30.8	33.2	34.4
Selling, general and administrative	17.3	15.7	14.8
Other, net	0.9	2.1	0.6
Operating income	12.6	15.4	19.0
Interest expense, net	0.7	0.7	1.0
Loss on early extinguishment of debt	—	0.1	—
Other non-operating expense (income)	(0.1)	0.2	(0.1)
Income before income taxes	12.0	14.4	18.1
Provision for income taxes	3.1	4.7	6.0
Net income	8.9%	9.7%	12.1%

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists primarily of precision ball screws and machine tool collets. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
	(in thousands)
Net External Sales
Plain	$134,303	$166,658	$154,535
Roller	73,164	94,428	97,019
Ball	45,442	63,625	56,677
Other	21,793	31,085	22,369
Total	$274,702	$355,796	$330,600
Operating Income
Plain	$28,554	$41,517	$40,982
Roller	20,969	23,697	28,818
Ball	5,594	14,474	14,284
Other	1,992	2,375	2,669
Corporate	(22,439)	(27,093)	(23,903)
Total	$34,670	$54,970	$62,850

Geographic Information

The following table summarizes our net sales, by shipping location, for the periods shown:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
	(in thousands)
Geographic Revenues
Domestic	$234,329	$301,413	$280,510
Foreign	40,373	54,383	50,090
Total	$274,702	$355,796	$330,600

For additional information concerning our business segments, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 20 “Reportable Segments.”

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales for fiscal 2010 were $274.7 million, a decrease of $81.1 million, or 22.8%, compared to $355.8 million for the same period in fiscal 2009. During fiscal 2010, we experienced net sales declines in all of our four segments, driven by lower demand across our end markets due to the weak economic climate. Overall, net sales to aerospace and defense customers fell 22.5% in fiscal 2010 compared to the same period last year, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors. Net sales to diversified industrial customers decreased 23.2% in fiscal 2010 compared to the same period last year as a result of the overall decline in the global industrial markets. This decline was offset by the inclusion of our Lubron acquisition which contributed $2.3 million of net sales to our diversified industrial customers in fiscal 2010.

The Plain Bearings segment achieved net sales of $134.3 million in fiscal 2010, a decrease of $32.4 million, or 19.4%, compared to $166.7 million for the same period in the prior year. The weak economy contributed to the overall net sales decline in this segment, with a $27.7 million decrease in net sales to aerospace and defense customers combined with a $7.0 million decline in net sales to diversified industrial customers. This decline was offset by the inclusion of our Lubron acquisition which contributed $2.3 million of net sales to our diversified industrial sector.

The Roller Bearings segment achieved net sales of $73.2 million in fiscal 2010, a decrease of $21.2 million, or 22.5%, compared to $94.4 million for the same period in the prior year.  The weak economic performance of the industrial sector contributed $17.9 million of this net sales decline combined with a $3.3 million decrease in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $45.4 million in fiscal 2010, a decrease of $18.2 million, or 28.6%, compared to $63.6 million for the same period in the prior year. Of this decline, $4.7 million was attributable to the impact of the economic downturn on the industrial sector while net sales to the aerospace and defense sector declined $13.5 million compared to the same period in fiscal 2009.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $21.8 million in fiscal 2010, a decrease of $9.3 million, or 29.9%, compared to $31.1 million for the same period last year. Of this decrease, $6.8 million was attributable to a decline in the sale of machine tool collets in Europe combined with a decline of $2.5 million due to the general industrial decline for mechanical components.

Gross Margin.  Gross margin was $84.6 million, or 30.8% of net sales, in fiscal 2010, versus $118.2 million, or 33.2% of net sales, for the comparable period in fiscal 2009. The decrease in our gross margin as a percentage of net sales was primarily the result of the current economic downturn combined with costs of approximately $2.6 million associated with our expansion into large bearing product lines.

Selling, General and Administrative.  SG&A expenses decreased by $8.4 million, or 15.1%, to $47.4 million in fiscal 2010 compared to $55.8 million for the same period in fiscal 2009. The decrease was primarily due to a decline of $9.2 million in compensation expenses, professional fees and general expense offset by higher stock compensation expense of $0.7 million and $0.1 million associated with acquisitions. As a percentage of net sales, SG&A was 17.3% in fiscal 2010 compared to 15.7% for the same period in fiscal 2009.

Other, net.  Other, net in fiscal 2010 was $2.5 million compared to $7.5 million for the same period in fiscal 2009. In fiscal 2010, other, net included $1.3 million of amortization of intangibles, $1.2 million of restructuring and moving expenses, primarily related to reductions in workforce and the consolidation of our Houston, Texas facility, and a loss of $0.2 million on the disposal of fixed assets offset by $0.2 million of other miscellaneous income. In fiscal 2009, other, net included $1.6 million of amortization of intangibles, $1.1 million of plant consolidation and moving expenses primarily related to the consolidation of our Walterboro, South Carolina facility,  a loss on disposal and impairment of fixed assets and intangibles of $4.4 million and bad debt expense of $0.4 million.

Operating Income.  Operating income was $34.7 million, or 12.6% of net sales, in fiscal 2010 compared to $55.0 million, or 15.4% of net sales, in fiscal 2009. Operating income for the Plain Bearings segment was $28.6 million in fiscal 2010, or 21.3% of net sales, compared to $41.5 million for the same period last year, or 24.9% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2010 of $21.0 million, or 28.7% of net sales, compared to $23.7 million, or 25.1% of net sales, in fiscal 2009. The Ball Bearings segment achieved an operating income of $5.6 million, or 12.3% of net sales, in fiscal 2010, compared to $14.5 million, or 22.7% of net sales, for the same period in fiscal 2009. The Other segment achieved an operating income of $2.0 million, or 9.1% of net sales, in fiscal 2010, compared to $2.4 million or 7.6% of net sales, for the same period in fiscal 2009. The decrease in operating income in all four of our business segments was driven by a decrease in volume due to the current economic climate. Our operating income as a percentage of net sales declined in two of our four business segments as a result of the current economic downturn and costs for our large bearing product lines.

Interest Expense, net.  Interest expense, net decreased by $0.8 million to $1.8 million in fiscal 2010, compared to $2.6 million in fiscal 2009, driven by debt reduction.

Other Non-Operating Expense (Income).  In fiscal 2010, we incurred a foreign exchange loss of approximately $0.1 million related primarily to a loan to our Phoenix subsidiary denominated in British Pound Sterling. This was offset by approximately $0.2 million in payments received under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA)  compared to $0.4 million in payments received in fiscal 2009.  The CDSOA distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade.

Income Before Income Taxes.  Income before taxes was $33.0 million in fiscal 2010 compared to income before taxes of $51.4 million in fiscal 2009.

Income Taxes.  Income tax expense in fiscal 2010 was $8.6 million compared to $16.9 million in fiscal 2009.  The effective income tax rate in fiscal 2010 was 26.1% compared to 33.0% in fiscal 2009.  For fiscal 2010, the income tax expense of $8.6 million and the effective tax rate of 26.1%  include the benefit of the Advanced Manufacturing Tax Credit under Internal Revenue Code 48C (“Section 48C Credit”).  Without consideration of this tax credit, the income tax expense would have been $11.3 million and the effective tax rate would have been 34.2% for fiscal 2010.

Net Income.  Net income was $24.4 million in fiscal 2010 compared to net income of $34.5 million in fiscal 2009.

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

The KeyBank Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1, and a consolidated fixed charge coverage ratio not to exceed 1.5 to 1 and a limit on capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $30.0 million. As of April 3, 2010, we were in compliance with all such covenants.

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

On September 10, 2007, we entered into an amendment of the KeyBank Credit Agreement.  Pursuant to the terms of the amendment, the commitment fees payable under the KeyBank Credit Agreement were decreased from a range of 10 to 27.5 basis points, based on our leverage ratio (as defined under the KeyBank Credit Agreement) to a range of 7.5 to 20 basis points.  Further, the margin payable under the KeyBank Credit Agreement for revolving loans that are base rate loans, based on our  leverage ratio, was decreased from a range of 0 to 75 basis points to a range of 0 to 25 basis points.  The margin payable under the KeyBank Credit Agreement for revolving loans that are fixed rate loans, based on our leverage ratio (as defined under the agreement) was decreased from a range of 62.5 to 165 basis points to a range of 37.5 to 115 basis points.  Also, the covenant requiring us to limit capital expenditures (excluding acquisitions) in any fiscal year to an amount not to exceed $20,000 was amended to increase the limit to an amount not to exceed $30,000. As of April 3, 2010, $37.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.0 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of April 3, 2010, we had the ability to borrow up to an additional $107.0 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $3.8 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of April 3, 2010, there were no borrowings under the Swiss Credit Facility.

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

Cash Flows

Fiscal 2010 Compared to Fiscal 2009

In the fiscal year ended April 3, 2010, we generated cash of $41.2 million from operating activities compared to $44.7 million for the fiscal year ended March 28, 2009. The decrease of $3.5 million was mainly a result of a decrease of $10.1 million in net income and the net of non-cash charges of $4.1 million offset by a change in operating assets and liabilities of $10.7 million. The change in working capital investment was primarily attributable to a decrease in accounts receivable, a decrease in inventory, a decrease in other non-current assets and an increase in accounts payable offset by an increase in prepaid expenses and other current assets, a decrease in accrued expenses and other current liabilities and a decrease in non-current liabilities.

Cash used for investing activities for fiscal 2010 included $9.9 million relating to capital expenditures compared to $27.6 million for fiscal 2009. Investing activities also included $7.2 million for the purchase of short-term investments and $1.9 million related to the acquisition of Lubron.

In fiscal 2010, financing activities used $31.4  million, primarily for the paydown of our revolver by $30.0 million.

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

Capital Expenditures

Our capital expenditures in fiscal 2010 were $9.9 million. We expect to make capital expenditures of approximately $9.0 to $12.0 million during fiscal 2011 in connection with our existing business. We have funded our fiscal 2010 capital expenditures, and expect to fund fiscal 2011 capital expenditures, principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of April 3, 2010:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$38,453	$1,453	$37,000	$—	$—
Capital lease obligations	516	257	205	54	—
Operating leases	18,528	4,861	6,933	3,931	2,803
Interest on fixed rate debt(2)	1,828	1,472	355	1	—
Interest on variable rate debt(3)	76	61	15	—	—
Pension and postretirement benefits	18,216	1,649	3,387	3,548	9,632
Total contractual cash obligations	$77,617	$9,753	$47,895	$7,534	$12,435

(1)	Includes the $37.0 million five-year senior secured revolving credit facility under our KeyBank Credit Agreement, which expires on June 24, 2011 and $1.5 million notes payable.

(2)	Interest payments are calculated based on a LIBOR rate of 3.64% (per the interest rate swap agreement) plus the current bank margin per our bank agreement.

(3)
Interest payments are calculated based on beginning of period debt balances that reflect contractual debt amortization over the term of the instruments and assume a constant LIBOR rate of 0.5% plus bank margin per our KeyBank Credit Agreement.  To the extent that actual rates change, our interest rate obligations will change accordingly.

Quarterly Results of Operations

	Quarter Ended
	Apr. 3, 2010	Dec. 26, 2009	Sept. 26, 2009	Jun. 27, 2009	Mar. 28, 2009	Dec. 27, 2008	Sept. 27, 2008	Jun. 28, 2008
	(Unaudited) (in thousands, except per share data)
Net sales	$79,832	$67,481	$63,657	$63,732	$83,841	$85,281	$94,294	$92,380
Gross margin	25,130	20,439	19,093	19,904	28,946	28,502	30,217	30,555
Operating income	11,515	8,139	7,237	7,779	9,961	12,795	15,168	17,046
Net income	$9,665	$5,249	$4,404	$5,067	$6,483	$7,700	$9,588	$10,683
Net income per common share:
Basic(1)(2)	$0.45	$0.24	$0.20	$0.23	$0.30	$0.36	$0.44	$0.50
Diluted(1)(2)	$0.44	$0.24	$0.20	$0.23	$0.30	$0.35	$0.44	$0.49

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Pension Plan and Postretirement Health Care.  We have a noncontributory defined benefit pension plan covering union employees in our Heim division plant in Fairfield, Connecticut, our Bremen subsidiary plant in Plymouth, Indiana and  former union employees of our Tyson subsidiary in Glasgow, Kentucky and Nice subsidiary in Kulpsville, Pennsylvania.

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 6.25% at March 29, 2008 to 7.00% at March 28, 2009 and decreased to 6.00% at April 3, 2010. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 8.25% in fiscal 2010 and 8.50% in fiscal 2009.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 7.00% to 6.00%) would have increased our pension expense for fiscal 2010 by approximately $0.2 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 7.00% to 8.00%) would have had no impact on our pension expense for fiscal 2010.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 7.25%) would have increased our pension expense for fiscal 2010 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 9.25%) would have reduced our pension expense for fiscal 2010 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of April 3, 2010 by 1.00% (from 6.00% to 5.00%) would have increased the projected benefit obligation of our pension plans by approximately $2.3 million. Increasing the discount rate assumption used to determine the funded status as of April 3, 2010 by 1.00% (from 6.00% to 7.00%) would have reduced the projected benefit obligation of our pension plans by approximately $2.0 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our actual target allocation of plan assets was 100 percent short-term investments as of April 3, 2010 and March 28, 2009. In our opinion, there is still uncertainty in the global equity and debt markets and the global financial system. We have developed a new asset allocation strategy for fiscal 2011 and beyond based on a 60% to 80% equity allocation and 20% to 40% fixed income allocation, but until we see stabilization in the global financial markets, we will continue to be vested 100% in short-term investments.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.7	4.5	5.0
Risk-free interest rate	2.25%	1.78%	5.0%
Expected volatility	39.8%	42.8%	35.4%

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of April 3, 2010, we had $38.5 million of indebtedness outstanding, of which $7.0 million bore interest at floating rates after taking into account an interest rate swap agreement that we entered into to mitigate the effect of interest rate fluctuations. Under this agreement, we pay a fixed rate of interest of 3.64% and receive floating rates of interest based on one month LIBOR, as required. This agreement matures on June 24, 2011. Depending upon market conditions, we may enter into additional interest swap or hedge agreements (with counterparties that, in our judgment, have sufficient credit worthiness) to hedge our exposure against interest rate volatility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness.  Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of April 3, 2010, our margin is 0.0% for prime rate loans (prime rate at April 3, 2010 was 3.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at April 3, 2010 was 0.25%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During fiscal 2010 and 2009, our average outstanding variable rate debt, after taking into account the average outstanding notational amount of our interest rate swap agreement, was 18% and 54% of our average outstanding debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest. Please read Part II, Item 8. “Financial Statements and Supplementary Data” Note 2 “Summary of Significant Accounting Policies-Derivative Financial Instruments” and Note 11 “Debt”  included elsewhere in this Annual Report on Form 10-K which outline the principal and notional interest rates, fair values and other terms required to evaluate the expected cash flow from this agreement.

Based on the outstanding amount of our variable rate indebtedness of $7.0 million, a 100 basis point change in interest rate would have changed our interest expense by $0.1 million per year, after taking into account the $30.0 million notional amount of our interest rate swap agreement at April 3, 2010.

Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies for fiscal 2010 and 2009, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended April 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at April 3, 2010 and March 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RBC Bearings Incorporated’s internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
June 2, 2010

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 3, 2010	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,389	$30,557
Short-term investments	7,234	—
Accounts receivable, net of allowance for doubtful accounts of $1,242 in 2010 and $1,571 in 2009	53,978	63,692
Inventory	136,366	134,275
Deferred income taxes	6,249	6,677
Prepaid expenses and other current assets	9,287	8,912
Total current assets	234,503	244,113
Property, plant and equipment, net	89,537	87,697
Goodwill	34,713	32,999
Intangible assets, net of accumulated amortization of $6,354 in 2010 and $5,035 in 2009	12,665	12,673
Other assets	4,537	4,585
Total assets	$375,955	$382,067

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	April 3, 2010	March 28, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,897	$20,525
Accrued expenses and other current liabilities	11,439	16,533
Current portion of long-term debt	1,453	1,151
Total current liabilities	31,789	38,209
Long-term debt, less current portion	37,000	67,000
Deferred income taxes	5,922	6,341
Other non-current liabilities	17,697	14,506
Total liabilities	92,408	126,056
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2010 and 2009; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2010 and 2009; issued and outstanding shares: 21,902,761 in 2010 and 21,838,486 in 2009	219	218
Additional paid-in capital	189,496	187,139
Accumulated other comprehensive (loss)	(1,672)	(3,327)
Retained earnings	100,527	76,142
Treasury stock, at cost, 170,338 shares in 2010 and 132,230 shares in 2009	(5,023)	(4,161)
Total stockholders' equity	283,547	256,011
Total liabilities and stockholders' equity	$375,955	$382,067

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net sales	$274,702	$355,796	$330,600
Cost of sales	190,136	237,576	217,022
Gross margin	84,566	118,220	113,578
Operating expenses:
Selling, general and administrative	47,367	55,779	48,904
Other, net	2,529	7,471	1,824
Total operating expenses	49,896	63,250	50,728
Operating income	34,670	54,970	62,850
Interest expense, net	1,807	2,605	3,407
Loss on early extinguishment of debt	—	319	27
Other non-operating expense (income)	(147)	645	(463)
Income before income taxes	33,010	51,401	59,879
Provision for income taxes	8,625	16,947	19,685
Net income	$24,385	$34,454	$40,194
Net income per common share:
Basic	$1.13	$1.60	$1.87
Diluted	$1.12	$1.58	$1.84
Weighted average common shares:
Basic	21,590,421	21,570,979	21,457,846
Diluted	21,747,082	21,738,812	21,802,711

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars in thousands)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity	Income
Balance at March 31, 2007	21,408,994	$214	$169,489	$(2,206)	$1,724	(37,356)	$(1,050)	$168,171
Net income	—	—	—	—	40,194	—	—	40,194	$40,194
Repurchase of common stock	—	—	—	—	—	(70,367)	(2,308)	(2,308)
Stock-based compensation	—	—	1,255	—	—	—	—	1,255
Exercise of equity awards	323,942	3	4,036	—	—	(5,599)	(235)	3,804
Change in net prior service cost and actuarial losses, net of tax benefit of $199	—	—	—	(322)	—	—	—	(322)	(322)
Issuance of restricted stock	49,250	1	—	—	—	—	—	1
Change in fair value of derivatives, net of tax benefit of $288	—	—	—	(464)	—	—	—	(464)	(464)
Income tax benefit on exercise of non-qualified common stock options	—	—	9,505	—	—	—	—	9,505
Currency translation adjustments	—	—	—	4,304	—	—	—	4,304	4,304
Adoption of uncertainty in income tax position guidance	—	—	—	—	(230)	—	—	(230)
Comprehensive income									43, 712
Balance at March 29, 2008	21,782,186	218	184,285	1,312	41,688	(113,322)	(3,593)	223,910
Net income	—	—	—	—	34,454	—	—	34,454	34,454
Repurchase of common stock	—	—	—	—	—	(10,000)	(336)	(336)
Stock-based compensation	—	—	2,502	—	—	—	—	2,502
Exercise of equity awards	12,800	—	253	—	—	(8,908)	(232)	21
Change in net prior service cost and actuarial losses, net of taxes of $144	—	—	—	233	—	—	—	233	233
Issuance of restricted stock	43,500	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax benefit of $360	—	—	—	(582)	—	—	—	(582)	(582)
Income tax benefit on exercise of non-qualified common stock options	—	—	99	—	—	—	—	99
Currency translation adjustments	—	—	—	(4,290)	—	—	—	(4,290)	(4,290)
Comprehensive income									29,815
Balance at March 28, 2009	21,838,486	218	187,139	(3,327)	76,142	(132,230)	(4,161)	256,011
Net income	—	—	—	—	24,385	—	—	24,385	24,385
Repurchase of common stock	—	—	—	—	—	(24,400)	(565)	(565)
Stock-based compensation	—	—	3,182	—	—	—	—	3,182
Exercise of equity awards	23,275	—	323	—	—	(13,708)	(297)	26
Change in net prior service cost and actuarial losses, net of taxes of $1,301	—	—	—	(2,189)	—	—	—	(2,189)	(2,189)
Issuance of restricted stock	41,000	1	(1)	—	—	—	—	—
Adjusted tax benefit from IRS settlement	—	—	(1,060)	—	—	—	—	(1,060)
Change in fair value of derivatives, net of tax benefit of $210	—	—	—	353	—	—	—	353	353
Income tax benefit on exercise of non-qualified common stock options	—	—	(87)	—	—	—	—	(87)
Unrealized gain on investments, net of taxes of $46	—	—	—	79	—	—	—	79	79
Currency translation adjustments	—	—	—	3,412	—	—	—	3,412	3,412
Comprehensive income									$26,040
Balance at April 3, 2010	21,902,761	$219	$189,496	$(1,672)	$100,527	(170,338)	$(5,023)	$283,547
See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$24,385	$34,454	$40,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,497	10,592	9,211
Excess tax benefits from stock-based compensation	87	(99)	(9,505)
Deferred income taxes	1,082	123	1,110
Amortization of intangible assets	1,333	1,568	1,254
Amortization of deferred financing costs and debt discount	209	234	229
Stock-based compensation	3,182	2,502	1,255
Loss on disposition of assets	200	4,383	131
Loss on early extinguishment of debt (non-cash portion)	—	319	27
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,570	1,487	(6,241)
Inventory	(612)	(11,056)	(11,737)
Prepaid expenses and other current assets	(341)	1,087	(6,996)
Other non-current assets	(1,155)	(1,446)	(2,189)
Accounts payable	(2,131)	(3,959)	341
Accrued expenses and other current liabilities	(6,281)	2,877	6,553
Other non-current liabilities	1,128	1,675	3,440
Net cash provided by operating activities	41,153	44,741	27,077
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,906)	(27,583)	(17,758)
Purchase of short-term investments	(7,219)	—	—
Acquisition of businesses, net of cash acquired	(1,943)	(6,325)	(13,896)
Proceeds from sale of assets	15	568	43
Net cash used in investing activities	(19,053)	(33,340)	(31,611)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(30,000)	26,000	(1,000)
Repurchase of common stock	(862)	(569)	(2,542)
Exercise of stock options	323	253	4,038
Excess tax benefits from stock-based compensation	(87)	99	9,505
Payments of notes payable	(473)	(99)	—
Retirement of industrial revenue bonds	—	(15,500)	(1,155)
Other, net	(289)	(262)	(254)
Net cash (used in) provided by financing activities	(31,388)	9,922	8,592
Effect of exchange rate changes on cash	120	(625)	617
Cash and cash equivalents:
Increase (decrease) during the year	(9,168)	20,698	4,675
Cash, at beginning of year	30,557	9,859	5,184
Cash, at end of year	$21,389	$30,557	$9,859
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,703	$2,365	$3,065
Income taxes	$8,704	$14,856	$11,396

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2010, 2009 and 2008, no one customer accounted for more than 8% of the Company's sales. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 20 “Reportable Segments.”

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

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2010 contained 53 weeks and fiscal years 2009 and 2008 each contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

The Company has performed a review of subsequent events through the date of filing.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 6% and 12% of accounts receivables at April 3, 2010 and March 28, 2009, respectively.

Short-Term Investments

The Company holds investments in high grade corporate bonds which are classified in the accompanying consolidated balance sheets based upon the long or short term nature of the investment and the Company’s intent and ability to hold to maturity. Investment returns comprise dividends, interest, and gains and losses. The investments are required to be recorded at fair value and are classified as available for sale, with all unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both qualitative and quantitative criteria.

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

Derivative Financial Instruments

The Company utilizes a derivative financial instrument to manage a portion of its interest rate exposure. The Company does not engage in other uses of these financial instruments. For a financial instrument to qualify as a hedge, the Company must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

All derivatives are to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge.

Income Taxes

The Company accounts for income taxes using the liability method, which requires it to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net income	$24,385	$34,454	$40,194

Denominator:
Denominator for basic net income per common share—weighted-average shares	21,590,421	21,570,979	21,457,846
Effect of dilution due to employee stock options	156,661	167,833	344,865
Denominator for diluted net income per common share—adjusted weighted-average shares	21,747,082	21,738,812	21,802,711
Basic net income per common share	$1.13	$1.60	$1.87
Diluted net income per common share	$1.12	$1.58	$1.84

At April 3, 2010, 1,114,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2010, 2009 and 2008 amounted to $3,310, $6.115 and $6,400, respectively. Net assets of the Company's foreign operations were $50,241 and $43,986 at April 3, 2010 and March 28, 2009, respectively.

Fair Value of Measurements

The Company adopted ACS 820, “Fair Value Measurement and Disclosure-Overall” (“ASC 820”), as it relates to financial assets and financial liabilities, on March 30, 2008. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ACS 820 classifies the inputs used to measure fair value into a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities that are measured on a recurring basis at April 3, 2010 consist of the Company’s interest rate swap agreement and short-term investments. The Company has measured the fair value of the swap agreement using observable market inputs such as yield curves (as provided by the financial institution with which the swap has been executed). Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. The fair value of this agreement reflects the estimated amount that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  The fair value of the short-term investments was determined using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value due to their short-term nature.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Investments	Total
Balance at March 31, 2007	$(477)	$—	$(1,729)	$—	$(2,206)
Currency translation	4,304	—	—	—	4,304
Change in fair value of derivatives, net of taxes	—	(464)	—	—	(464)
Net prior service cost and actuarial losses, net of taxes	—	—	(322)	—	(322)
Balance at March 29, 2008	3,827	(464)	(2,051)	—	1,312
Currency translation	(4,290)	—	—	—	(4,290)
Change in fair value of derivatives, net of taxes	—	(582)	—	—	(582)
Net prior service cost and actuarial losses, net of taxes	—	—	233	—	233

Balance at March 28, 2009	(463)	(1,046)	(1,818)	—	(3,327)
Currency translation	3,412	—	—	—	3,412
Change in fair value of derivatives, net of taxes	—	353	—	—	353
Net prior service cost and actuarial losses, net of taxes	—	—	(2,189)	—	(2,189)
Unrealized gain on investments, net of taxes	—	—	—	79	79
Balance at April 3, 2010	$2,949	$(693)	$(4,007)	$79	$(1,672)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, which was later superseded by the FASB Codification and included in ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification became effective for the Company in the quarter ended September 26, 2009. Accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature. The new pronouncement did not have an impact on the Company's results of operations or financial position.

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

In December 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 132(R)-1, amending SFAS 132, which was later superseded by the FASB Codification and included in ASC 715-20,  “Defined Benefit Plans - General” (“ASC 715-20”). ASC 715-20 requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans.  These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  ASC 715-20 applied to the Company’s plan asset disclosures in its fiscal year ending April 3, 2010. Adoption did not have an impact on the Company’s results of operations and financial position.

3.	Acquisitions

On September 29, 2009, Lubron acquired certain assets of Lubron Bearing Systems,  a manufacturer of highly engineered self-lubricating bearings used in bridge building, power generation, subsea oil production and earthquake seismic isolation, located in Huntington Beach, California  for  $2,976. The purchase price included $1,943 in cash, a $775 note payable and the assumption of certain liabilities. The purchase price allocation is as follows: inventory ($103), fixed assets ($829), goodwill ($1,713) and intangible assets ($331).  The products associated with the acquisition are complementary with products already provided by other Company businesses. Lubron is included in the Plain Bearings segment.

On June 6, 2008, the Company acquired the assets of Precision Industrial Components LLC, a manufacturer and supplier of tight-tolerance, precision mechanical components for use in the motion control industry, located in Middlebury, CT for $6,325 in cash and the assumption of certain liabilities. The preliminary purchase price allocation is as follows:  accounts receivable ($1,072), inventory ($2,919), other current assets ($64), property, plant and equipment ($1,678), goodwill ($1,168), intangible assets ($885), non-current assets ($57), current liabilities ($1,098) and long-term liabilities ($420).  The products associated with the acquisition are complementary with products already provided by other Company businesses. PIC Design is included in the Other segment.

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

On May 22, 2007, the Company acquired the capital stock of Phoenix, a manufacturer of bearings for the steel and mining industries as well as other general industrial applications with bore sizes ranging from 100 millimeters to one meter, located in Gloucestershire, England for $4,739. The purchase price allocation is as follows: accounts receivable ($1,344),  inventory ($881),  other current assets ($385), property, plant and equipment ($550), intangible assets ($3,347), goodwill ($15),   current liabilities ($1,701) and long-term liabilities ($82). The products associated with the acquisition are complementary with products already provided by other Company businesses. Phoenix is included in the Roller Bearings segment

The results of operations subsequent to the effective dates of the acquisitions are included in the results of operations of the Company. Unaudited pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided for the years ended April 3, 2010 and March 28, 2009, as if the Lubron and PIC Design acquisitions took place on March 30, 2008, are as follows:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009
Net sales	$275,702	$359,525
Net income	$24,585	$34,993
Net income per common share:
Basic	$1.14	$1.62
Diluted	$1.13	$1.61

4.	Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $7,043 and with maturity dates ranging from March 2011 to March 2016, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 3, 2010	$1,571	$273	$30	$(632)	$1,242
March 28, 2009	1,018	702	(3)	(146)	1,571
March 29, 2008	867	114	37	—	1,018

*Acquisition transactions (see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 3 “Acquisitions”).

6.	Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	April 3, 2010	March 28, 2009
Raw materials	$10,392	$11,325
Work in process	42,622	39,155
Finished goods	83,352	83,795
	$136,366	$134,275

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 3, 2010	March 28, 2009
Land	$9,827	$9,826
Buildings and improvements	35,077	33,217
Machinery and equipment	133,025	126,942
	177,929	169,985
Less: accumulated depreciation and amortization	88,392	82,288
	$89,537	$87,697

8.	Restructuring of Operations

In March 2010, the Company finished the consolidation of its Houston, Texas facilities. This resulted in a total charge of $620 of which $350 was related to the remaining months on the original lease and $270 was for moving expenses.

In December 2008, the Company completed the consolidation and rationalization of its Walterboro, South Carolina plant. This resulted in a total charge of $1,410 of which $412 was related to the net disposal and impairment of fixed assets, $741 was for impairment of excess inventory, $165 for severance costs and $92 for other miscellaneous items.

9.           Goodwill and Amortizable Intangible Assets

Goodwill

During fiscal 2010, goodwill increased $1,714 mostly due to the acquisition of Lubron. During fiscal 2009, goodwill increased $1,168 with the acquisition of PIC Design in addition to a $10 adjustment related to the fiscal 2008 acquisition of Phoenix.

Goodwill balances, by segment, consist of the following:

	April 3, 2010	March 28, 2009
Roller	$15,684	$15,683
Plain	17,190	15,477
Ball	671	671
Other	1,168	1,168
	$34,713	$32,999

Intangible Assets

		April 3, 2010		March 28, 2009
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,083	$1,383	$5,969	$965
Customer relationships and lists	10	5,538	2,144	5,214	1,755
Trade names	11	1,380	709	1,374	575
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	3,884	530	3,022	219
Domain names	12	437	80	437	36
Other	5	975	786	970	763
Total		$19,019	$6,354	$17,708	$5,035

Amortization expense for definite-lived intangible assets during fiscal year 2010, 2009 and 2008 was $1,333, $1,568 and $1,254, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2011	$1,364
2012	1,364
2013	1,366
2014	1,270
2015	1,269
2016 and thereafter	6,032

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 3, 2010	March 28, 2009
Employee compensation and related benefits	$4,322	$6,362
Taxes	2,192	1,215
Insurance	770	1,734
Interest rate swap	1,131	1,694
Other	3,024	5,528
	$11,439	$16,533

11.	Debt

On June 26, 2006, RBCA entered into a credit agreement (the “KeyBank Credit Agreement”) and related security and guaranty agreements with certain banks, KeyBank National Association, as Administrative Agent, and J.P. Morgan Chase Bank, N.A. as Co-Lead Arrangers. The KeyBank Credit Agreement provides RBCA with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $75,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment). Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, the Company’s margin is 0.0% for prime rate loans and 0.625% for LIBOR rate loans. Amounts outstanding under the KeyBank Credit Agreement are due and payable on the expiration date of the credit agreement (June 24, 2011). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. The KeyBank Credit Agreement requires the Company to comply with various covenants. As of April 3, 2010, the Company was in compliance with all such covenants. The KeyBank Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the credit agreement. The Company’s obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of the Company’s and RBCA’s assets and a guaranty by the Company of RBCA’s obligations.

Approximately $5,971 of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 3, 2010, RBCA had the ability to borrow up to an additional $107,028 under the KeyBank Credit Agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%)  and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at April 3, 2010 was a liability of $1,131, included in other current liabilities, and was measured using observable market inputs such as yield curves.  Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction.  Earnings effect and the hedged item are reported in interest expense.

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

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 Swiss francs, or $3,780, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of April 3, 2010, there were no borrowings under the Swiss Credit Facility.

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

The balances payable under all borrowing facilities are as follows:

	April 3, 2010	March 28, 2009
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 3.25% at April 3, 2010 and March 28, 2009, respectively, and LIBOR 0.25% and 0.5% at April 3, 2010 and March 28, 2009, respectively)	$37,000	$67,000
Notes Payable	1,453	1,151
Total Debt	38,453	68,151
Less: Current Portion	1,453	1,151
Long-Term Debt	$37,000	$67,000

The current portion of long-term debt as of April 3, 2010 includes a $703 note payable related to the acquisition of Lubron and a $750 note payable related to the AllPower acquisition. As of March 28, 2009, the current portion of long-term debt includes $401 notes payable related to the acquisitions of AID and BEMD and a $750 note payable related to the All Power acquisition.

Maturities of debt during each of the following two fiscal years are as follows:

2011	$1,453
2012	37,000

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	April 3, 2010	March 28, 2009
Non-current pension liability	$1,730	$—
Other postretirement benefits	2,652	2,848
Non-current income tax liability	8,747	8,153
Other	4,568	3,505
	$17,697	$14,506

13.	Pension Plans

At April 3, 2010, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Effective March 31, 2007, the pension plan for the Tyson subsidiary in Glasgow, Kentucky was curtailed in the terms of the Shutdown Agreement between Tyson Bearings Company, Inc. and the United Steelworkers of America (AFL-CIO) Local 7461-01 dated February 6, 2007. No further benefits will accrue against this plan and no new employees will become eligible for participation in the plan.

As of April 3, 2010, plan assets are comprised primarily of cash and short-term investments.  The fair value of the short-term investments are determined using quoted market prices of identical instruments and are therefore Level 1 investments.  The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a March 31 measurement date for its plan.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at April 3, 2010 and March 28, 2009:

	April 3, 2010	March 28, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$18,842	$20,253
Service cost	307	441
Interest cost	1,279	1,211
Actuarial (gain) loss	2,133	(1,169)
Benefits paid	(1,539)	(1,894)
Benefit obligation, at measurement date	$21,022	$18,842
Change in plan assets:
Fair value of plan assets at beginning of year	$19,783	$20,745
Actual return on plan assets	48	682
Employer contributions	1,000	250
Benefits paid	(1,539)	(1,894)
Fair value of plan assets	$19,292	$19,783

Over (under) funded status	$(1,730)	$941
Amounts recognized in the consolidated balance sheet:
Non-current assets	$—	$941
Non-current liabilities	(1,730)	—
Net asset recognized	$(1,730)	$941

Amounts recognized in accumulated other comprehensive loss:
	April 3, 2010& lt; /font>	March 28, 2009

Prior service cost	$270	$311
Net actuarial loss	5,702	2,069
Accumulated other comprehensive loss	$5,972	$2,380

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2011:

Prior service cost	$53
Net actuarial loss	400
Total	$453

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended April 3, 2010:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Components of net periodic benefit cost:
Service cost	$307	$441	$270
Interest cost	1,280	1,211	1,184
Expected return on plan assets	(1,574)	(1,691)	(1,474)
Amortization of prior service cost	49	40	8
Amortization of losses	25	—	163
Additional amount recognized due to curtailment	(8)	—	—
Net periodic benefit cost	$79	$1	$151

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2010	FY 2009	FY 2008
Discount rate	7.00%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%

The discount rate used in determining the funded status as of April 3, 2010 and March 28, 2009 was 6.00% and 7.00%, respectively.

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

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company's target allocation of plan assets was 100 percent short-term investments as of April 3, 2010 and March 28, 2009. In the Company’s opinion, there is still uncertainty in the global equity and debt markets and the global financial system. The Company has developed a new asset allocation strategy for fiscal 2011 and beyond based on a 60% to 80% equity allocation and 20% to 40% fixed income allocation, but until the Company sees stabilization in the global financial markets, it will continue to be vested 100% in short-term investments.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2010.

2011	$1,394
2012	1,454
2013	1,456
2014	1,518
2015	1,550
2016-2020	8,363

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 132 employees in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For fiscal years 2010, 2009 and 2008, the Company made contribution and premium payments equal to $644, $588 and $530, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions which equaled 30% of the first 6% of eligible employee compensation.  Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan.  Employer contributions under this plan amounted to $0, $568 and $595 in fiscal 2010, 2009 and 2008, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their  salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation.  The Company made contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees' annual salary, which vest in full after one year of service following the effective date of the SERP.  Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan.  Employer contributions under this plan amounted to $0, $131 and $175 in fiscal 2010, 2009 and 2008, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at April 3, 2010 and March 28, 2009:

	April 3, 2010	March 28, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$3,153	$2, 891
Service cost	44	49
Interest cost	190	200
Actuarial (gain) loss	(47)	(154)
Benefits paid	(227)	(249)
Acquisition	—	416
Gain on curtailment	(206)	—
Benefit obligation at end of year	$2,907	$3,153
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	227	249
Benefits paid	(227)	(249)
Fair value of plan assets at end of year	$—	$—

Funded status, end of year	$(2,907)	$(3,153)
Amounts recognized in the consolidated balance sheet:
Current liability	$(255)	$(305)
Non-current liability	(2,652)	(2,848)
Net liability recognized	$(2,907)	$(3,153)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$40	$109
Net actuarial loss	349	382
Accumulated other comprehensive loss	$389	$491
Amounts included in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit cost (income) in 2011:
Prior service cost (income)	$(21)
Net actuarial loss	9
Total	$(12)

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Components of net periodic benefit cost:
Service cost	$44	$49	$60
Interest cost	190	200	165
Prior service cost amortization	29	1	(30)
Amount of loss recognized	2	22	38
Gain on curtailment	(100)	—	—
Net periodic benefit cost	$165	$272	$233

The Company uses a March 31 measurement date for its plans.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% at April 3, 2010 and 7.00% at March 28, 2009. The discount rate used in determining the net periodic benefit cost was 7.00% for fiscal 2010, 6.50% for fiscal 2009 and 6.00% for fiscal 2008. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2010, 2009 and 2008.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2010:

2011	$255
2012	239
2013	238
2014	242
2015	238
2016-2020	1,269

15.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Domestic	$29,238	$44,011	$51,660
Foreign	3,772	7,390	8,219
	$33,010	$51,401	$59,879

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Current:
Federal	$4,870	$14,224	$6,781
State	2,212	1,326	1,428
Foreign	461	1,274	1,269
	7,543	16,824	9,478
Deferred:
Federal	1,446	22	10,057
State	(364)	101	150
	1,082	123	10,207
Total	$8,625	$16,947	$19,685

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Income taxes using U.S. federal statutory rate	$11,554	$17,990	$20,958
State income taxes, net of federal benefit	1,381	1,105	887
Domestic production activities deduction	(526)	(842)	(907)
Foreign rate differential	(859)	(1,312)	(1,699)
Advanced energy manufacturing tax credit	(2,665)	—	—
Other	(260)	6	446
	$8,625	$16,947	$19,685

Net deferred tax assets (liabilities) consist of the following:

	April 3, 2010	March 28, 2009
Deferred tax assets (liabilities):
Postretirement benefits	$942	$1,020
Employee compensation accruals	1,042	1,787
State net operating losses	918	959
Inventory	4,625	4,326
Stock compensation	1,998	1,536
Pension	598	(351)
State tax	1,655	1,354
Fair value of derivative	422	632
Other	1,846	1,161
Valuation allowance	(353)	(353)
Total deferred tax assets	13,693	12,071
Deferred tax liabilities:
Property, plant and equipment	(9,090)	(7,573)
Intangible assets	(4,276)	(4,162)
Total deferred tax liabilities	(13,366)	(11,735)
Net deferred tax assets	$327	$336

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $39,114 at April 3, 2010 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations.  Schaublin has a tax holiday that provides a 75% reduction of the statutory rate relating to its Swiss facility.  This resulted in a tax benefit of approximately $1,000, $1,200 and $1,400 in fiscal 2010, 2009 and 2008, respectively.  This tax holiday expired in March 2010.

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

At April 3, 2010, the Company has state net operating losses in different jurisdictions at varying amounts up to $17,900, which expire at various dates through 2026. The Company's tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2003. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2005. The Company is currently under Internal Revenue Service examination for fiscal years 2007 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at March 29, 2008	$3,878
Increases for tax positions taken during the current period	3,531
Balance at March 28, 2009	7,409
Increases for tax positions taken during the current period	1,341
Decrease due to a settlement with taxing authorities	(541)
Balance at April 3, 2010	$8,209

The increase in tax positions is a result of tax credits and state income taxes. The decrease in tax positions is due to an agreed-upon IRS audit adjustment. Substantially all of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company recognized a benefit of $205 and a charge of $390 of interest and penalties on its statement of operations for the fiscal years ended April 3, 2010 and March 28, 2009, respectively. The Company has approximately $538 and $743 of accrued interest and penalties at April 3, 2010 and March 28, 2009, respectively.

The American Recovery and Reinvestment Act of 2009 provides for a new Advanced Energy Manufacturing Credit under Internal Revenue Code 48C (“Section 48C credit”).  This 30% investment credit on qualified property is a collaborative effort of the Internal Revenue Service and the Department of Energy.  Its purpose is to encourage the re-equipment, expansion, or establishment of a manufacturing facility for the production of qualified advanced energy property.  This Section 48C credit is generally allowed in the taxable year in which the eligible property is placed in service by the taxpayer.  On January 7, 2010, the Company was notified by the Internal Revenue Service that it has received an award of $4,200 related to the recently completed investment in the Company’s Houston, Texas facility.  This facility was placed in service by the Company in fiscal 2010. As such, the net benefit of this credit has been recorded in fiscal 2010.

16.	Stockholders' Equity

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expires in July 2011, is to be governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of April 3, 2010, there were outstanding options to purchase 92,300 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

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

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of April 3, 2010, there were outstanding options to purchase 1,758,202 shares of common stock granted under the 2005 Long-Term Incentive Plan, 947,913 of which were exercisable.

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of April 3, 2010, there were 122,775 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of April 3, 2010, March 28, 2009 and March 29, 2008, and changes during the years ended on those dates, is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 28, 2009	1,512,277	$20.78	5.9	$1,564
Awarded	363,000	23.90
Exercised	(23,275)	13.86
Forfeitures	(1,500)	32.85
Outstanding, April 3, 2010	1,850,502	$21.47	5.3	$19,155

Exercisable, April 3, 2010	1,040,213	$18.44	4.9	$13,890

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:
	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.7	4.5	5.0
Risk-free interest rate	2.25%	1.78%	5.0%
Expected volatility	39.8%	42.8%	35.4%

The weighted average fair value per share of options granted was $8.86 in fiscal 2010, $7.69 in fiscal 2009 and $12.79 in fiscal 2008.

As of April 3, 2010, there was $6,687 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options that vested in fiscal 2010, 2009 and 2008  was $5,775, $1,592 and $1,738, respectively. The total intrinsic value of options exercised in fiscal 2010, 2009 and 2008 was $364, $259 and $6,925, respectively.

Of the total awards outstanding at April 3, 2010, 1,814,061 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $21.39, an intrinsic value of $18,920, and a weighted average contractual term of 5.3 years.

A summary of the status of the Company’s restricted stock outstanding as of April 3, 2010 and changes during the year then ended, is presented below.
	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 28, 2009	123,649	$25.02
Granted	41,000	22.73
Vested	(41,874)	24.28
Non-vested, April 3, 2010	122,775	$24.51

The Company recorded $1,037 (net of taxes of $355) in compensation in fiscal 2010 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $2,480 at April 3, 2010. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $4,186, $3,945 and $3,893 in fiscal 2010, 2009 and 2008, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2010, 2009 and 2008 aggregated $1,295, $1,341 and $1,347, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2011	$4,861
2012	4,057
2013	2,876
2014	2,104
2015	1,827
2016 and thereafter	2,803
$18,528

As of April 3, 2010, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

In fiscal 2010, 5.2% of the Company’s net sales were made directly, and approximately an additional 22.4% of the Company’s net sales were made indirectly, to the U.S. government.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2011 or 2012.

Investigation and remediation of contamination is ongoing at some of the Company's sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company's facilities in Hartsville, South Carolina and Fairfield, Connecticut. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. The state will permit the Company to cease monitoring activities after two consecutive sampling periods demonstrate contaminants are below action levels. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility.  The corrective action plan is in the early stages. Although there can be no assurance, the Company does not expect the costs associated with the above sites to be material.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its financial position or results of operations. The Company currently maintains insurance coverage for product liability claims.

18.	U.S. Continued Dumping and Subsidy Offset Act (CDSOA) Payment

On December 2, 2009, the Company received approximately $186 in payments under the U.S. Continued Dumping and Subsidy Act (CDSOA) for 2009. On December 12, 2008, the Company received approximately $377 in payments under the CDSOA for 2008. In addition, on December 7, 2007, the Company received approximately $255 in payments under the CDSOA for 2007. The CDSOA distributes antidumping duties paid by overseas companies to qualified domestic firms hurt by unfair trade. These payments have been classified below Operating Income in “Other non-operating expense (income)” on the Consolidated Statements of Operations.

19.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Loss on disposition of assets	$200	$4,377	$131
Plant consolidation and moving costs	1,199	1,081	481
Provision for doubtful accounts	10	394	114
Amortization of intangibles	1,333	1,568	1,254
Other expense (income)	(213)	51	(156)
	$2,529	$7,471	$1,824

20.	Reportable Segments

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

	Fiscal Year Ended
	April 3, 2010	March 28, 2009	March 29, 2008
Net External Sales
Roller	$73,164	$94,428	$97,019
Plain	134,303	166,658	154,535
Ball	45,442	63,625	56,677
Other	21,793	31,085	22,369
	$274,702	$355,796	$330,600
Operating Income
Roller	$20,969	$23,697	$28,818
Plain	28,554	41,517	40,982
Ball	5,594	14,474	14,284
Other	1,992	2,375	2,669
Corporate	(22,439)	(27,093)	(23,903)
	$34,670	$54,970	$62,850
Total Assets Roller	$105,912	$94,391	$88,053
Plain	242,973	218,922	203,201
Ball	45,819	52,075	37,303
Other	7,904	8,952	11,773
Corporate	(26,653)	7,727	(3,218)
	$375,955	$382,067	$337,112
Capital Expenditures
Roller	$1,544	$5,885	$10,611
Plain	2,369	3,001	3,919
Ball	5,610	17,793	2,084
Other	313	750	1,065
Corporate	70	154	79
	$9,906	$27,583	$17,758
Depreciation & Amortization
Roller	$3,636	$3,635	$3,363
Plain	4,583	5,466	4,534
Ball	1,561	907	732
Other	1,205	1,441	1,299
Corporate	845	711	537
	$11,830	$12,160	$10,465

Geographic External Sales
Domestic	$234,329	$301,413	$280,510
Foreign	40,373	54,383	50,090
	$274,702	$355,796	$330,600
Geographic Long-Lived Assets
Domestic	$84,718	$84,082	$69,975
Foreign	4,819	3,615	3,268
	$89,537	$87,697	$73,243
Intersegment Sales
Roller	$8,331	$10,393	$8,298
Plain	1,692	1,846	1,417
Ball	3,764	7,793	7,105
Other	15,416	19,283	17,093
	$29,203	$39,315	$33,913

All intersegment sales are eliminated in consolidation.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 3, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2010 as required by Securities Exchange Act of 1934.  In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 3, 2010.

The effectiveness of our internal control over financial reporting as of April 3, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut
June 2, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended April 3, 2010, and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
June 2, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 3, 2010 and which is incorporated herein by reference to such Proxy Statement.

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

10.3
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

10.9
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

10.14
Parent Guaranty, dated as of June 26, 2006, by RBC Bearings Incorporated, in favor of KeyBank National Association, filed as Exhibit 99.2 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.15
Security Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and KeyBank National Association, filed as Exhibit 99.3 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.16	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.17
Amendment No. 2 to Credit Agreement, dated as of September 10, 2007 by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 10.1 on Form 8-K dated September 10, 2007 is hereby incorporated by reference herein.

10.18
Agreement between RBC Heim Bearings and Local No. 376 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America effective February 1, 2008 filed as Exhibit 10.5 on Form 10-Q dated February 7, 2008 is hereby incorporated by reference herein.

10.19	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.
14.1	Code of Ethics of the Registrant filed as Exhibit 14 to Form 10-Q dated February 14, 2006 is hereby incorporated by reference herein.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	June 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: June 2, 2010

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: June 2, 2010

/s/ Thomas M. Burigo	Corporate Controller
Thomas M. Burigo
Date: June 2, 2010

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: June 2, 2010

/s/ Alan B. Levine	Director
Alan B. Levine
Date: June 2, 2010

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: June 2, 2010

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: June 2, 2010