Form 10-Q
period 2010-07-03
RBC Bearings INC
filed 2010-08-09
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010

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

As of July 30, 2010, RBC Bearings Incorporated had 21,753,162 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	July 3, 2010	April 3, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,290	$21,389
Short-term investments	7,582	7,234
Accounts receivable, net of allowance for doubtful accounts of $1,631 at July 3, 2010 and $1,242 at April 3, 2010	56,005	53,978
Inventory	134,496	136,366
Deferred income taxes	6,787	6,249
Prepaid expenses and other current assets	5,485	9,287
Total current assets	240,645	234,503
Property, plant and equipment, net	88,318	89,537
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $6,702 at July 3, 2010 and $6,354 at April 3, 2010	12,459	12,665
Other assets	3,696	4,537
Total assets	$379,831	$375,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,409	$18,897
Accrued expenses and other current liabilities	14,747	11,439
Current portion of long-term debt	30,664	1,453
Total current liabilities	64,820	31,789
Long-term debt, less current portion	750	37,000
Deferred income taxes	5,946	5,922
Other non-current liabilities	15,937	17,697
Total liabilities	87,453	92,408

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at July 3, 2010 and April 3, 2010; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at July 3, 2010 and April 3, 2010; issued and outstanding shares: 21,927,761 shares at July 3, 2010 and 21,902,761 shares at April 3, 2010	219	219
Additional paid-in capital	190,506	189,496
Accumulated other comprehensive (loss)	(2,912)	(1,672)
Retained earnings	109,588	100,527
Treasury stock, at cost, 170,338 shares at July 3, 2010 and April 3, 2010, respectively	(5,023)	(5,023)
Total stockholders' equity	292,378	283,547
Total liabilities and stockholders' equity	$379,831	$375,955

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Net sales	$82,374	$63,732
Cost of sales	56,121	43,828
Gross margin	26,253	19,904
Operating expenses:
Selling, general and administrative	12,492	11,619
Other, net	(286)	506
Total operating expenses	12,206	12,125
Operating income	14,047	7,779
Interest expense, net	392	469
Other non-operating expense (income)	370	(325)
Income before income taxes	13,285	7,635
Provision for income taxes	4,224	2,568
Net income	$9,061	$5,067
Net income per common share:
Basic	$0.42	$0.23
Diluted	$0.41	$0.23
Weighted average common shares:
Basic	21,609,648	21,582,607
Diluted	21,977,152	21,691,059

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Three Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$9,061	$5,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,862	2,573
Deferred income taxes	(514)	(2,298)
Amortization of intangible assets	346	318
Amortization of deferred financing costs	59	51
Stock-based compensation	1,010	746
(Gain) loss on disposition or sale of assets	(1,066)	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,098)	15,160
Inventory	869	(2,349)
Prepaid expenses and other current assets	3,804	3,588
Other non-current assets	222	(689)
Accounts payable	509	(3,891)
Accrued expenses and other current liabilities	3,168	(2,008)
Other non-current liabilities	(2,320)	482
Net cash provided by operating activities	15,912	16,769

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,052)	(4,270)
Purchase of short-term investments	(347)	(4,730)
Proceeds from sale of assets	2,375	—
Net cash used in investing activities	(24)	(9,000)

Cash flows from financing activities:
Net decrease in revolving credit facility	(7,000)	—
Other, net	(110)	(68)
Net cash used in financing activities	(7,110)	(68)
Effect of exchange rate changes on cash	123	440

Cash and cash equivalents:
Increase during the period	8,901	8,141
Cash, at beginning of period	21,389	30,557
Cash, at end of period	$30,290	$38,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$322	$427
Income taxes	$185	$119

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The April 3, 2010 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

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

The results of operations for the three month period ended July 3, 2010 are not necessarily indicative of the operating results for the full year. The three month periods ended July 3, 2010 and June 27, 2009 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant delieverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company evaluated this new ASU and has determined that it will not have a significant impact on the determination or reporting of its financial results.

1.  Acquisition and Disposition

On September 29, 2009, RBC Lubron Bearing Systems, Inc. acquired certain assets of Lubron Bearing Systems, a manufacturer of highly engineered self-lubricating bearings used in bridge building, power generation, subsea oil production and earthquake seismic isolation, located in Huntington Beach, California for $2,976. The purchase price included $1,943 in cash, a $775 note payable and the assumption of certain liabilities. The purchase price allocation is as follows: inventory ($103), fixed assets ($829), goodwill ($1,713) and intangible assets ($331).  The products associated with the acquisition are complementary with products already provided by other Company businesses. Lubron is included in the Plain Bearings segment. Proforma net sales and net income inclusive of Lubron are not materially different from the amounts as reported in the accompanying consolidated statements of operations.

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain in the amount of $1.1 million was realized from the sale of the assets.

2.  Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 3, 2010	June 27, 2009

Net income	$9,061	$5,067

Denominator for basic net income per common share—weighted-average shares	21,609,648	21,582,607
Effect of dilution due to employee stock options	367,504	108,452
Denominator for diluted net income per common share — weighted-average shares	21,977,152	21,691,059

Basic net income per common share	$0.42	$0.23

Diluted net income per common share	$0.41	$0.23

Basic weighted-average common shares do not include 147,775 and 123,649 unvested restricted stock shares at July 3, 2010 and June 27, 2009, respectively.

At July 3, 2010, 523,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  860,700 such options were excluded at June 27, 2009.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $7,398 and $7,043 at July 3, 2010 and April 3, 2010 respectively, and with maturity dates ranging from March 2011 to November 2016, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

5.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	July 3, 2010	April 3, 2010
Raw materials	$10,534	$10,392
Work in process	42,394	42,622
Finished goods	81,568	83,352
	$134,496	$136,366

6.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended
	July 3, 2010	June 27, 2009
Net income	$9,061	$5,067
Net prior service pension cost and actuarial losses, net of taxes	74	16
Change in fair value of derivatives, net of taxes	126	126
Unrealized loss on investments, net of taxes	(15)	—
Foreign currency translation adjustments	(1,425)	1,487
Total comprehensive income	$7,821	$6,696

7.  Debt

The balances payable under all borrowing facilities are as follows:

	July 3, 2010	April 3, 2010
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR, plus a specified margin (LIBOR 0.375% and 0.25% at July 3, 2010 and April 3, 2010, respectively)	$30,000	$37,000
Note Payable	1,414	1,453
Total Debt	31,414	38,453
Less: Current Portion	30,664	1,453
Long-Term Debt	$750	$37,000

The current portion of long-term debt includes notes payable related to the Lubron acquisition (Note 1). The KeyBank Credit Agreement expires on June 24, 2011, and all borrowings under the agreement are considered current.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at July 3, 2010 and April 3, 2010 was a liability of $927 and $1,131 respectively, included in other current liabilities, and was measured using observable market inputs such as yield curves.  Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on the hedging instrument is recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction.  Earnings effect and the hedged item are reported in interest expense.

8.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2004.  A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during the three months ended July 3, 2010. As a result of the audit, the Company recognized certain previously unrecognized tax benefits of $0.5 million in the quarter on the basis that the related tax positions have been effectively settled. The Company maintains reserves for certain other unrecognized tax benefits of $2.5 million related to this matter based on management’s judgment that the related tax positions have not yet been effectively settled. Management expects such tax positions to be settled by the end of the Company’s fiscal year ending March 31, 2012.

The effective income tax rates for the three month periods ended July 3, 2010 and June 27, 2009 were 31.8% and 33.6%, respectively. The effective income tax rate for the three month period ended July 3, 2010 of 31.8% includes the reversal of the unrecognized tax benefits of $0.5 million due to the conclusion of the Company’s IRS audit.  The effective income tax rate for the three month period ended July 3, 2010 without this discrete item would have been 35.2%. The effective income tax rates are different from the U.S. statutory rate due to foreign income taxed at lower rates, state income taxes, and a special manufacturing deduction in the U.S.

9.  Segment Information

The Company has three reportable business segments engaged in the manufacture and sale of the following:

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

Certain other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as "Other".

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

	Three Months Ended
	July 3, 2010	June 27, 2009
Net External Sales
Roller	$23,428	$15,568
Plain	42,661	31,000
Ball	10,037	12,242
Other	6,248	4,922
	$82,374	$63,732

Operating Income
Roller	$6,511	$4,620
Plain	12,925	5,773
Ball	(43)	2,200
Other	1,396	52
Corporate	(6,742)	(4,866)
	$14,047	$7,779
Geographic External Sales
Domestic	$71,612	$54,244
Foreign	10,762	9,488
	$82,374	$63,732

Intersegment Sales
Roller	$2,634	$1,963
Plain	446	354
Ball	297	1,656
Other	4,575	4,102
	$7,952	$8,075

All intersegment sales are eliminated in consolidation.

10.  Pension and Postretirement Plans

The Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut and its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits Three Months Ended
	July 3, 2010	June 27, 2009
Components of net periodic benefit cost:
Service cost	$84	$82
Interest cost	303	319
Expected return on plan assets	(381)	(394)
Amortization of prior service cost	13	10
Amortization of losses	103	8
Total net periodic benefit cost	$122	$25

The Company made no contributions to the pension plan in the first quarter of fiscal 2011 or the first quarter of fiscal 2010.

The Company, for the benefit of employees at its Heim, West Trenton, Bremen and PIC Design facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:

	Other Postretirement Benefits Three Months Ended
	July 3, 2010	June 27, 2009
Components of net periodic benefit cost:
Service cost	$9	$11
Interest cost	36	49
Prior service cost amortization	1	9
Amount of loss recognized	2	-
Total net periodic benefit cost	$48	$69

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

 The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation:  (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 3, 2010.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.  The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Backlog, as of July 3, 2010, was $167.0 million versus $170.9 million as of June 27, 2009. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	July 3, 2010	June 27, 2009
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	31.9	31.2
Selling, general and administrative	15.2	18.2
Other, net	(0.4)	0.8
Operating income	17.1	12.2
Interest expense, net	0.5	0.7
Other non-operating expense (income)	0.5	(0.5)
Income before income taxes	16.1	12.0
Provision for income taxes	5.1	4.0
Net income	11.0	8.0

Three Month Period Ended July 3, 2010 Compared to Three Month Period Ended June 27, 2009

Net Sales.  Net sales for the three month period ended July 3, 2010 were $82.4 million, an increase of $18.7 million, or 29.3%, compared to $63.7  million for the same period in the prior year. During the three month period ended July 3, 2010, we experienced a net sales increase in two of our three reportable segments, driven primarily by stronger demand across our end markets in the diversified industrial sector as the economic climate begins to show signs of improvement. Net sales to diversified industrial customers grew 96.5% in the three month period ended July 3, 2010 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets.  The inclusion of our Lubron acquisition contributed $1.0 million to the increased  net sales to diversified industrial customers.  Net sales to aerospace and defense customers declined 8.1% in the three month period ended July 3, 2010 compared to the same period last fiscal year, mainly driven by a continued slowness in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $42.7 million for the three month period ended July 3, 2010, an increase of $11.7 million, or 37.6%, compared to $31.0 million for the same period in the prior fiscal year. Net sales to diversified industrial customers was the contributor to the increased sales in this market sector, with net sales to aerospace and defense customers remaining flat compared with the prior fiscal year. The inclusion of our Lubron acquisition contributed $1.0 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $23.4 million for the three month period ended July 3, 2010, an increase of $7.8 million, or 50.5%, compared to $15.6 million for the same period in the prior fiscal year. Of this increase, net sales to the industrial sector contributed $6.4 million combined with a $1.4 million increase in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $10.0 million for the three month period ended July 3, 2010, a decrease of $2.2 million, or 18.0%, compared to $12.2 million for the same period in the prior year. Net sales to the aerospace and defense sector contributed $4.4 million to this decline which was offset by an increase of $2.2 million in the diversified industrial sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $6.2 million for the three month period ended July 3, 2010, an increase of $1.3 million, or 26.9%, compared to $4.9 million for the same period last year.

Gross Margin.  Gross margin was $26.3 million, or 31.9% of net sales, for the three month period ended July 3, 2010, versus $19.9 million, or 31.2% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by expansion costs of $0.9 million associated with new large bearing product lines.

Selling, General and Administrative.  SG&A expenses increased by $0.9 million, or 7.5%, to $12.5 million for the three month period ended July 3, 2010 compared to $11.6 million for the same period in fiscal 2010. As a percentage of net sales, SG&A decreased to 15.2% for the three month period ended July 3, 2010 compared to 18.2% for the three month period ended June 27, 2009. The increase of $0.9 million was primarily attributable to personnel-related cost increases combined with higher incentive stock compensation expense of $0.3 million.

Other, net.  Other, net for the three month period ended July 3, 2010 was income of $0.3 million, a decrease of $0.8 million, compared to $0.5 million of expense for the same period last fiscal year.  For the three month period ended July 3, 2010, other, net consisted of a net gain of $1.1 million on the sale of assets offset by $0.3 million of amortization of intangibles, $0.4 million of bad debt expense and $0.1 million of restructuring costs. For the three month period ended June 27, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.2 million of restructuring costs, mainly severance costs.

Operating Income. The increase in operating income in two of our three reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate begins to show signs of improvement.

Operating income was $14.0 million, or 17.1% of net sales, for the three month period ended July 3, 2010 compared to $7.8 million, or 12.2% of net sales, for the three month period ended June 27, 2009. Operating income for the Plain Bearings segment was $12.9 million for the three month period ended July 3, 2010, or 30.3% of net sales, compared to $5.8 million for the same period last year, or 18.6% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended July 3, 2010 of $6.5 million, or 27.8% of net sales, compared to $4.6 million, or 29.7% of net sales, for the three month period ended June 27, 2009.  Our Ball Bearings segment reported an operating loss of $(0.1) million, or (0.4)% of net sales, for the three month period ended July 3, 2010, compared to income of $2.2 million, or 18.0% of net sales, for the same period in fiscal 2010. Operating segments in Other achieved an operating income of $1.4 million, or 22.3% of net sales, for the three month period ended July 3, 2010, compared to $0.1 million, or 1.1% of net sales, for the same period in fiscal 2010.

Interest Expense, net.  Interest expense, net decreased by $0.1 million to $0.4 million in the three month period ended July 3, 2010, compared to $0.5 million in the same period last fiscal year, driven by a combination of lower debt and interest rates.

Other Non-Operating Expense (Income).  We incurred a foreign exchange loss of $0.4 million for the three month period ended July 3, 2010 compared to a gain of $0.3 million in the same period last fiscal year.

Income Before Income Taxes.  Income before taxes increased by $5.7 million, to $13.3 million for the three month period ended July 3, 2010 compared to $7.6 million for the three month period ended June 27, 2009.

Income Taxes.  Income tax expense for the three month period ended July 3, 2010 was $4.2 million compared to $2.6 million for the three month period ended June 27, 2009. Our effective income tax rate for the three month period ended July 3, 2010 was 31.8% compared to 33.6% for the three month period ended June 27, 2009.  The effective income tax rate for the three month period ended July 3, 2010 of 31.8% includes the reversal of the unrecognized tax benefits of $0.5 million due to the conclusion of the Company’s IRS audit.  The effective income tax rate for the three month period ended July 3, 2010 without this discrete item would have been 35.2%. The effective income tax rates are different from the U.S. statutory rate due to foreign income taxed at lower rates, state income taxes, and a special manufacturing deduction in the U.S.

Net Income.  Net income increased by $4.0 million to $9.1  million for the three month period ended July 3, 2010 compared to $5.1 million for the three month period ended June 27, 2009.

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

Amounts outstanding under the KeyBank Credit Agreement are due and payable on its expiration date (June 24, 2011). We are currently engaged in earnest discussions with our bank group working toward an acceptable amendment and long-term extension of the KeyBank Credit Agreement.

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.  Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million.  As of July 3, 2010, $30.0 million was outstanding under the KeyBank Credit Agreement.  Approximately $6.0 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of July 3, 2010, we had the ability to borrow up to an additional $114.0 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin S.A. entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4.0 million Swiss francs, or $3.8 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of July 3, 2010, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice. As of July 3, 2010, 132,982 shares have been repurchased under this plan for an aggregate cost of $4.0 million.

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

Cash Flows

Three Month Period Ended July 3, 2010 Compared to the Three Month Period Ended June 27, 2009

In the three month period ended July 3, 2010, we generated cash of $15.9 million from operating activities compared to $16.8 million for the three month period ended June 27, 2009. The decrease of $0.9 million was mainly a result of an increase in net income of $4.0 million and an increase in non-cash charges of $1.3 million offset by a negative change in operating assets and liabilities of $6.2 million.

Cash used for investing activities for the three month period ended July 3, 2010 included $2.1 million related to capital expenditures compared to $4.3 million for the three month period ended June 27, 2009. Cash used for investing activities in the three month period ended July 3, 2010 also included $0.3 million for the purchase of short-term investments.  This was offset by $2.4 million of proceeds from the sale of assets. In the three month period ended June 27, 2009, investing activities included $2.8 million of capital expenditures associated with the building of a new wind bearing facility in Texas and $4.7 million for the purchase of short-term investments.

Financing activities used $7.1 million in the three month period ended July 3, 2010 compared to $0.1 million for the three month period ended June 27, 2009, primarily for debt reduction.

Capital Expenditures

Our capital expenditures were $2.1 million for the three month period ended July 3, 2010.  We expect to make capital expenditures of approximately $8.0 to $10.0 million during fiscal 2011 in connection with our existing business. We intend to fund our fiscal 2011 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of July 3, 2010, there was no material change in debt and interest, capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of April 3, 2010.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2010 Annual Report, incorporated by reference in our fiscal 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2011.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of July 3, 2010, our margin is 0.0% for prime rate loans (prime rate at July 3, 2010 was 3.25%) and 0.625% for LIBOR rate loans (one month LIBOR rate at July 3, 2010 was 0.375%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of July 3, 2010, our average outstanding variable rate debt, after taking into account the $30.0 million notional amount of our interest rate swap agreement, was 0% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Foreign Currency Exchange Rates. Our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were denominated in foreign currencies in the first three months of fiscal 2011 compared to 15% in the same period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 3, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2010, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended July 3, 2010. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 3, 2010.

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

Total share repurchases for the three months ended July 3, 2010 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/04/2010–05/01/2010	—	—	—	$6,027
05/02/2010–05/29/2010	—	—	—	6,027
05/30/2010–07/03/2010	—	—	—	$6,027
Total	—	—	—

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 9, 2010

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 9, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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