Form 10-Q
period 2010-10-02
RBC Bearings INC
filed 2010-11-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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

As of October 29, 2010, RBC Bearings Incorporated had 21,959,361 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	October 2, 2010	April 3, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,075	$21,389
Short-term investments	8,311	7,234
Accounts receivable, net of allowance for doubtful accounts of $1,614 at October 2, 2010 and $1,242 at April 3, 2010	57,997	53,978
Inventory	136,986	136,366
Deferred income taxes	7,820	6,249
Prepaid expenses and other current assets	4,802	9,287
Total current assets	254,991	234,503
Property, plant and equipment, net	88,165	89,537
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $7,077 at October 2, 2010 and $6,354 at April 3, 2010	12,278	12,665
Other assets	3,883	4,537
Total assets	$394,030	$375,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,206	$18,897
Accrued expenses and other current liabilities	13,823	11,439
Current portion of long-term debt	30,664	1,453
Total current liabilities	64,693	31,789
Long-term debt, less current portion	750	37,000
Deferred income taxes	5,958	5,922
Other non-current liabilities	15,899	17,697
Total liabilities	87,300	92,408

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at October 2, 2010 and April 3, 2010; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at October 2, 2010 and April 3, 2010; issued and outstanding shares: 21,952,561 shares at October 2, 2010 and 21,902,761 shares at April 3, 2010	220	219
Additional paid-in capital	192,362	189,496
Accumulated other comprehensive gain (loss)	1,151	(1,672)
Retained earnings	118,142	100,527
Treasury stock, at cost, 174,599 shares at October 2, 2010 and 170,338 shares at April 3, 2010	(5,145)	(5,023)
Total stockholders' equity	306,730	283,547
Total liabilities and stockholders' equity	$394,030	$375,955

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	$83,095	$63,657	$165,469	$127,389
Cost of sales	55,857	44,564	111,978	88,392
Gross margin	27,238	19,093	53,491	38,997
Operating expenses:
Selling, general and administrative	12,988	11,132	25,480	22,751
Other, net	362	724	76	1,230
Total operating expenses	13,350	11,856	25,556	23,981
Operating income	13,888	7,237	27,935	15,016
Interest expense, net	398	460	790	929
Other non-operating expense (income)	447	85	817	(240)
Income before income taxes	13,043	6,692	26,328	14,327
Provision for income taxes	4,489	2,288	8,713	4,856
Net income	$8,554	$4,404	$17,615	$9,471
Net income per common share:
Basic	$0.40	$0.20	$0.81	$0.44
Diluted	$0.39	$0.20	$0.80	$0.44
Weighted average common shares:
Basic	21,626,198	21,591,779	21,617,923	21,587,193
Diluted	21,991,668	21,746,552	21,984,410	21,718,805

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Six Months Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$17,615	$9,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,785	5,222
Deferred income taxes	(1,535)	(2,217)
Amortization of intangible assets	698	645
Amortization of deferred financing costs	120	102
Stock-based compensation	2,023	1,453
(Gain) loss on disposition or sale of assets	(1,066)	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,499)	16,448
Inventory	(361)	(2,548)
Prepaid expenses and other current assets	4,514	1,155
Other non-current assets	165	(982)
Accounts payable	1,144	(6,904)
Accrued expenses and other current liabilities	2,039	(1,149)
Other non-current liabilities	(1,990)	664
Net cash provided by operating activities	25,652	21,379

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,586)	(6,021)
Purchase of short-term investments	(1,055)	(4,825)
Proceeds from sale or maturities of short-term investments	278	—
Proceeds from sale of assets	2,375	—
Net cash used in investing activities	(2,988)	(10,846)

Cash flows from financing activities:
Net decrease in revolving credit facility	(7,000)	(5,000)
Exercise of stock options	466	—
Excess tax benefits from stock-based compensation	377	—
Repurchase of common stock	(122)	(115)
Other, net	(170)	(288)
Net cash used in financing activities	(6,449)	(5,403)
Effect of exchange rate changes on cash	1,471	1,108

Cash and cash equivalents:
Increase during the period	17,686	6,238
Cash, at beginning of period	21,389	30,557
Cash, at end of period	$39,075	$36,795

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$651	$834
Income taxes	$5,051	$5,309

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

The results of operations for the three and six month periods ended October 2, 2010 are not necessarily indicative of the operating results for the full year. The six month periods ended October 2, 2010 and September 26, 2009 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company evaluated this new ASU and has determined that it will not have a significant impact on the determination or reporting of its financial results.

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

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain in the amount of $1.1 million was realized from the sale of the assets in the three month period ended July 3, 2010.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net income	$8,554	$4,404	$17,615	$9,471

Denominator for basic net income per common share—weighted-average shares outstanding	21,626,198	21,591,779	21,617,923	21,587,193
Effect of dilution due to employee stock options	365,470	154,773	366,487	131,612
Denominator for diluted net income per common share — weighted-average shares outstanding	21,991,668	21,746,552	21,984,410	21,718,805

Basic net income per common share	$0.40	$0.20	$0.81	$0.44

Diluted net income per common share	$0.39	$0.20	$0.80	$0.44

Basic weighted-average common shares do not include 135,480 and 107,190 unvested restricted stock shares at October 2, 2010 and September 26, 2009, respectively.

At October 2, 2010, 528,700 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive. 846,700 such options were excluded at September 26, 2009.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4. Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months. These bonds, with an amortized basis of $8,146 and $7,043 at October 2, 2010 and April 3, 2010 respectively, and with maturity dates ranging from March 2011 to November 2016, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy. The impact of these investments on results of operations and financial position was not significant.

5. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	October 2, 2010	April 3, 2010
Raw materials	$11,897	$10,392
Work in process	44,553	42,622
Finished goods	80,536	83,352
	$136,986	$136,366
6. Intangible Assets

		October 2, 2010		April 3, 2010
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,157	$1,606	$6,083	$1,383
Customer relationships and lists	10	5,552	2,361	5,538	2,144
Trade names	11	1,385	774	1,380	709
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	4,124	714	3,884	530
Domain names	12	437	102	437	80
Other	5	978	798	975	786
Total		$19,355	$7,077	$19,019	$6,354

Amortization expense for definite-lived intangible assets for the three and six month periods ended October 2, 2010 was $352 and $698, respectively. For the three and six month periods ended September 26, 2009, amortization expense was $327 and $645, respectively. Estimated amortization expense for the remaining six months of fiscal 2011, the four succeeding fiscal years and thereafter is as follows:

2011	$698
2012	1,394
2013	1,396
2014	1,299
2015	1,298
2016 and thereafter	6,193

7. Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income	$8,554	$4,404	$17,615	$9,471
Net prior service pension cost and actuarial losses, net of taxes	(74)	16	(139)	32
Change in fair value of derivatives, net of taxes	116	28	236	154
Unrealized loss on investments, net of taxes	(23)	82	(40)	82
Foreign currency translation adjustments	4,044	1,873	2,766	3,360
Total comprehensive income	$12,617	$6,403	$20,438	$13,099

8.  Debt

The balances payable under all borrowing facilities are as follows:
	October 2, 2010	April 3, 2010
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR, plus a specified margin (LIBOR rate of 0.25% at October 2, 2010 and April 3, 2010)	$30,000	$37,000
Note payable	1,414	1,453
Total debt	31,414	38,453
Less: current portion	30,664	1,453
Long-term debt	$750	$37,000

The current portion of long-term debt includes notes payable related to the Lubron acquisition (Note 1). The KeyBank Credit Agreement expires on June 24, 2011, and all borrowings under the agreement are considered current.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at October 2, 2010 and April 3, 2010 was a liability of $740 and $1,131 respectively, included in other current liabilities, and was measured using observable market inputs such as yield curves. Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on the hedging instrument is recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction. Earnings effect and the hedged item are reported in interest expense.

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2004. A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during the three month period ended July 3, 2010. As a result of the audit, the Company recognized certain previously unrecognized tax benefits of $0.5 million in the three month period ended July 3, 2010 on the basis that the related tax positions have been effectively settled. The Company maintains reserves for certain other unrecognized tax benefits of $2.5 million related to this matter based on management’s judgment that the related tax positions have not yet been effectively settled. Management expects such tax positions to be settled by the end of the Company’s fiscal year ending March 31, 2012.

The effective income tax rates for the three and six month periods ended October 2, 2010 and September 26, 2009 were 34.4% and 34.2% and 33.1% and 33.9%, respectively. The effective income tax rate for the six month period ended October 2, 2010 of 33.1% includes the reversal of unrecognized tax benefits of $0.5 million associated with the conclusion of the Company’s IRS audit. The effective income tax rate for the six month period ended October 2, 2010 without this discrete item would have been 35.2%. The effective income tax rates are different from the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S., both of which decrease the rates, and state income taxes which increase the rates.

10.            Segment Information

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

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net External Sales
Roller	$24,864	$17,311	$48,292	$32,879
Plain	40,935	30,262	83,596	61,262
Ball	10,939	11,370	20,976	23,612
Other	6,357	4,714	12,605	9,636
	$83,095	$63,657	$165,469	$127,389

Operating Income
Roller	$6,864	$5,213	$13,375	$9,833
Plain	10,776	5,989	23,701	11,762
Ball	1,473	1,306	1,430	3,506
Other	1,546	63	2,942	115
Corporate	(6,771)	(5,334)	(13,513)	(10,200)
	$13,888	$7,237	$27,935	$15,016

Geographic External Sales
Domestic	$72,899	$54,007	$144,511	$108,251
Foreign	10,196	9,650	20,958	19,138
	$83,095	$63,657	$165,469	$127,389

Intersegment Sales
Roller	$2,856	$2,398	$5,490	$4,361
Plain	405	346	851	700
Ball	364	1,047	661	2,703
Other	4,862	3,470	9,437	7,572
	$8,487	$7,261	$16,439	$15,336

All intersegment sales are eliminated in consolidation.

11. Pension and Postretirement Plans

The Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut and its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits
	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Components of net periodic benefit cost:
Service cost	$84	$82	$168	$164
Interest cost	303	321	606	640
Expected return on plan assets	(381)	(393)	(762)	(787)
Amortization of prior service cost	13	10	26	20
Amortization of losses	103	4	206	12
Total net periodic benefit cost	$122	$24	$244	$49

The Company made a voluntary contribution of $500 to the pension plan in the six month period ended October 2, 2010. The Company made no contributions to the pension plan in the six month period ended September 26, 2009.

The Company, for the benefit of employees at its Heim, West Trenton and PIC Design facilities and former union employees of its Tyson, Bremen and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Components of net periodic benefit cost:
Service cost	$9	$11	$18	$22
Interest cost	37	49	73	98
Prior service cost amortization	-	9	1	18
Amount of loss recognized	1	1	3	1
Total net periodic benefit cost	$47	$70	$95	$139

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 127 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating AA-) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For the three and six month periods ended October 2, 2010, the Company made contribution and premium payments equal to $167 and $269, respectively. For the three and six month periods ended September 26, 2009, the contribution and premium payments equaled $160 and $322, respectively.

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

Overview

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 25 facilities, of which 23 are manufacturing facilities, in four countries.

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

Outlook

Backlog, as of October 2, 2010, was $175.3 million versus $160.5 million as of September 26, 2009. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We are currently engaged in discussions with our bank group and other banks working toward replacing the current credit facility which has an expiration date of June 24, 2011.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.8	30.0	32.3	30.6
Selling, general and administrative	15.6	17.5	15.4	17.9
Other, net	0.5	1.1	-	1.0
Operating income	16.7	11.4	16.9	11.7
Interest expense, net	0.5	0.8	0.5	0.8
Other non-operating expense (income)	0.5	0.1	0.5	(0.2)
Income before income taxes	15.7	10.5	15.9	11.1
Provision for income taxes	5.4	3.6	5.3	3.8

Net income	10.3	6.9	10.6	7.3

Three Month Period Ended October 2, 2010 Compared to Three Month Period Ended September 26, 2009

Net Sales. Net sales for the three month period ended October 2, 2010 were $83.1 million, an increase of $19.4 million, or 30.5%, compared to $63.7 million for the same period in the prior year. During the three month period ended October 2, 2010, we experienced a net sales increase in two of our three reportable segments, driven by stronger demand across our end markets in the diversified industrial sector as the economic climate continues to show signs of improvement. Net sales to diversified industrial customers grew 85.3% in the three month period ended October 2, 2010 compared to the same period last fiscal year. This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets. The inclusion of our Lubron acquisition contributed $1.3 million to the increased net sales to diversified industrial customers. Net sales to aerospace and defense customers declined 2.7% in the three month period ended October 2, 2010 compared to the same period last fiscal year, mainly driven by a continued slowness in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $40.9 million for the three month period ended October 2, 2010, an increase of $10.6 million, or 35.3%, compared to $30.3 million for the same period in the prior fiscal year. Net sales to diversified industrial customers increased $9.2 million in this market sector, combined with a slight increase in net sales to aerospace and defense customers of $1.4 million compared with the prior fiscal year. The improvement in the diversified industrial market was attributable to demand for military vehicles combined with overall demand in the construction and mining and general industrial markets. In addition, the inclusion of our Lubron acquisition contributed $1.3 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $24.9 million for the three month period ended October 2, 2010, an increase of $7.6 million, or 43.6%, compared to $17.3 million for the same period in the prior fiscal year. Of this increase, net sales to the industrial sector contributed $7.1 million combined with a $0.5 million increase in net sales to aerospace and defense customers. This was primarily attributable to improved order activity in the construction and mining and general industrial markets.

The Ball Bearings segment achieved net sales of $10.9 million for the three month period ended October 2, 2010, a decrease of $0.5 million, or 3.8%, compared to $11.4 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector contributed $3.0 million to this decline which was offset by an increase of $2.5 million in the diversified industrial sector. Aerospace and defense was negatively impacted by continued slowness in the business jet market and the general aerospace aftermarket which was offset by stronger order activity from the semiconductor and general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $6.4 million for the three month period ended October 2, 2010, an increase of $1.7 million, or 34.9%, compared to $4.7 million for the same period last fiscal year.

Gross Margin. Gross margin was $27.2 million, or 32.8% of net sales, for the three month period ended October 2, 2010, versus $19.1 million, or 30.0% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by expansion costs of $0.6 million associated with new large bearing product lines.

Selling, General and Administrative. SG&A expenses increased by $1.9 million, or 16.7%, to $13.0 million for the three month period ended October 2, 2010 compared to $11.1 million for the same period in fiscal 2010. As a percentage of net sales, SG&A decreased to 15.6% for the three month period ended October 2, 2010 compared to 17.5% for the three month period ended September 26, 2009. The increase of $1.9 million was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.3 million, and an increase in professional fees.

Other, net. Other, net for the three month period ended October 2, 2010 was expense of $0.4 million, a decrease of $0.3 million, compared to $0.7 million of expense for the same period last fiscal year. For the three month period ended October 2, 2010, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of restructuring costs. For the three month period ended September 26, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.4 million of restructuring and moving costs, including severance costs and the consolidation of our Houston, Texas facilities.

Operating Income. The increase in operating income in our three reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate begins to show signs of improvement.

Operating income was $13.9 million, or 16.7% of net sales, for the three month period ended October 2, 2010 compared to $7.2 million, or 11.4% of net sales, for the three month period ended September 26, 2009. Operating income for the Plain Bearings segment was $10.8 million for the three month period ended October 2, 2010, or 26.3% of net sales, compared to $6.0 million for the same period last year, or 19.8% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended October 2, 2010 of $6.9 million, or 27.6% of net sales, compared to $5.2 million, or 30.1% of net sales, for the three month period ended September 26, 2009. Our Ball Bearings segment reported operating income of $1.5 million, or 13.5% of net sales, for the three month period ended October 2, 2010, compared to $1.3 million, or 11.5% of net sales, for the same period in fiscal 2010. Operating segments in Other achieved an operating income of $1.5 million, or 24.3% of net sales, for the three month period ended October 2, 2010, compared to $0.1 million, or 1.3% of net sales, for the same period in fiscal 2010.

Interest Expense, net. Interest expense, net decreased by $0.1 million to $0.4 million in the three month period ended October 2, 2010, compared to $0.5 million in the same period last fiscal year, driven by a combination of lower debt and interest rates.

Other Non-Operating Expense. We incurred a foreign exchange loss of $0.4 million for the three month period ended October 2, 2010 compared to a loss of $0.1 million in the same period last fiscal year, mainly the result of the remeasurement of cash deposits and short-term investments which are denominated in a currency other than the functional currency.

Income Before Income Taxes. Income before taxes increased by $6.3 million, to $13.0 million for the three month period ended October 2, 2010 compared to $6.7 million for the three month period ended September 26, 2009.`

Income Taxes. Income tax expense for the three month period ended October 2, 2010 was $4.5 million compared to $2.3 million for the three month period ended September 26, 2009. Our effective income tax rate for the three month period ended October 2, 2010 was 34.4% compared to 34.2% for the three month period ended September 26, 2009. The effective income tax rates are different from the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S., both of which decrease the rates, and state income taxes which increase the rates.

Net Income. Net income increased by $4.2 million to $8.6 million for the three month period ended October 2, 2010 compared to $4.4 million for the three month period ended September 26, 2009.

Six Month Period Ended October 2, 2010 Compared to Six Month Period Ended September 26, 2009

Net Sales. Net sales for the six month period ended October 2, 2010 were $165.5 million, an increase of $38.1 million, or 29.9%, compared to $127.4 million for the same period in the prior fiscal year. During the six month period ended October 2, 2010, we experienced a net sales increase in two of our three reportable business segments, driven by stronger demand across our end markets in the diversified industrial sector as the economic climate continues to show signs of improvement. Net sales to diversified industrial customers grew 90.7% in the six month period ended October 2, 2010 compared to the same period last fiscal year. This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets. The inclusion of our Lubron acquisition contributed $2.3 million to the increased net sales to diversified industrial customers. Net sales to aerospace and defense customers declined 5.4% in the six month period ended October 2, 2010 compared to the same period last fiscal year, mainly driven by a continued slowness in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $83.6 million for the six month period ended October 2, 2010, an increase of $22.3 million, or 36.5%, compared to $61.3 million for the same period in the prior fiscal year. Net sales to diversified industrial customers increased $21.1 million combined with a $1.2 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by stronger demand for military vehicles combined with continued improvement in construction and mining and the general industrial markets. In addition, the inclusion of our Lubron acquisition contributed $2.3 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $48.3 million for the six month period ended October 2, 2010, an increase of $15.4 million, or 46.9%, compared to $32.9 million for the same period in the prior fiscal year. Of this increase, net sales to the industrial sector contributed $13.5 million combined with an increase of $1.9 million in net sales to aerospace and defense customers. This performance was favorably impacted by growth in the construction and mining markets, as well as increased activities by general industrial distributors.

The Ball Bearings segment achieved net sales of $21.0 million for the six month period ended October 2, 2010, a decrease of $2.6 million, or 11.2%, compared to $23.6 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector contributed $7.3 million to this decline which was offset by an increase of $4.7 million in the diversified industrial sector. Aerospace and defense was negatively impacted by continued slowness in the business jet market and the general aerospace aftermarket offset by increased order activity from the semiconductor and general industrial markets.

The Other segment, which is focused mainly on the sale of precision ball screws, machine tool collets and precision mechanical components, achieved net sales of $12.6 million for the six month period ended October 2, 2010, an increase of $3.0 million, or 30.8%, compared to $9.6 million for the same period last fiscal year.

Gross Margin. Gross margin was $53.5 million, or 32.3% of net sales, for the six month period ended October 2, 2010, versus $39.0 million, or 30.6% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by expansion costs of $1.5 million associated with new large bearing product lines.

Selling, General and Administrative. SG&A expenses increased by $2.7 million, or 12.0%, to $25.5 million for the six month period ended October 2, 2010 compared to $22.8 million for the same period in fiscal 2010. As a percentage of net sales, SG&A decreased to 15.4% for the six month period ended October 2, 2010 compared to 17.9% for the comparable period last fiscal year. The increase of $2.7 million was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.6 million, and higher professional fees.

Other, net. Other, net for the six month period ended October 2, 2010 decreased by $1.1 million, to $0.1 million compared to $1.2 million for the comparable period in fiscal 2010. For the six month period ended October 2, 2010, other, net consisted of a net gain of $1.1 million on the sale of assets offset by $0.7 million of amortization of intangibles, $0.4 million of bad debt expense and $0.1 million of restructuring costs. For the six month period ended September 26, 2009, other, net consisted of $0.6 million of amortization of intangibles and $0.6 million of restructuring and moving costs.

Operating Income. The increase in operating income in two of our three reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate begins to show signs of improvement.

Operating income was $27.9 million, or 16.9% of net sales, for the six month period ended October 2, 2010 compared to $15.0 million, or 11.7% of net sales, for the six month period ended September 26, 2009. Operating income for the Plain Bearings segment was $23.7 million for the six month period ended October 2, 2010, or 28.4% of net sales, compared to $11.8 million for the same period last year, or 19.2% of net sales. Our Roller Bearings segment achieved an operating income for the six month period ended October 2, 2010 of $13.4 million, or 27.7% of net sales, compared to $9.8 million, or 29.9% of net sales, for the six month period ended September 26, 2009. Our Ball Bearings segment achieved an operating income of $1.4 million, or 6.8% of net sales, for the six month period ended October 2, 2010, compared to $3.5 million, or 14.8% of net sales, for the same period in fiscal 2010. Our Other segment achieved an operating income of $2.9 million, or 23.3% of net sales, for the six month period ended October 2, 2010, compared to $0.1 million, or 1.2% of net sales, for the same period in fiscal 2010.

Interest Expense, net. Interest expense, net decreased by $0.1 million to $0.8 million in the six month period ended October 2, 2010, compared to $0.9 million in the same period last fiscal year, mainly driven by a combination of lower interest rates and debt.

Other Non-Operating Expense (Income). Other non-operating expense (income) for the six month period ended October 2, 2010 was a loss of $0.8 million compared to a gain of $0.2 million for the six month period ended September 26, 2009, mainly the result of the remeasurement of cash deposits and short-term investments which are denominated in a currency other than the functional currency.

Income Before Income Taxes. Income before taxes increased by $12.0 million, to $26.3 million for the six month period ended October 2, 2010 compared to $14.3 million for the six month period ended September 26, 2009.

Income Taxes. Income tax expense for the six month period ended October 2, 2010 was $8.7 million compared to $4.9 million for the six month period ended September 26, 2009. Our effective income tax rate for the six month period ended October 2, 2010 was 33.1% compared to 33.9% for the six month period ended September 26, 2009. The effective income tax rate for the six month period ended October 2, 2010 of 33.1% includes the reversal of unrecognized tax benefits of $0.5 million associated with the conclusion of the Company’s IRS audit. The effective income tax rate for the six month period ended October 2, 2010 without this discrete item would have been 35.2%. The effective income tax rates are different from the U.S. statutory rate due to foreign income taxed at lower rates and a special manufacturing deduction in the U.S., both of which decrease the rates, and state income taxes which increase the rates.

Net Income. Net income increased by $8.1 million to $17.6 million for the six month period ended October 2, 2010 compared to $9.5 million for the six month period ended September 26, 2009.

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

Amounts outstanding under the KeyBank Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.0% for prime rate loans and 0.375% for LIBOR rate loans. We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Amounts outstanding under the KeyBank Credit Agreement are due and payable on its expiration date (June 24, 2011). We are currently engaged in discussions with our bank group and other banks working toward replacing the KeyBank Credit Agreement.

The KeyBank Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the KeyBank Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations. Capital expenditures (excluding acquisitions) in any fiscal year, previously limited to an amount not to exceed $20.0 million was amended to increase the limit to an amount not to exceed $30.0 million. As of October 2, 2010, $30.0 million was outstanding under the KeyBank Credit Agreement. Approximately $6.0 million of the KeyBank Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of October 2, 2010, we had the ability to borrow up to an additional $114.0 million under the KeyBank Credit Agreement.

On October 27, 2008, Schaublin S.A. entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which provides for up to 4.0 million Swiss francs, or $4.1 million, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of October 2, 2010, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors. Purchases may be commenced, suspended or discontinued at any time without prior notice. For the six months ended October 2, 2010, 4,261 shares have been repurchased at a cost of $122. As of October 2, 2010, 137,243 shares have been repurchased under this plan for an aggregate cost of $4.1 million.

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

Cash Flows

Six Month Period Ended October 2, 2010 Compared to the Six Month Period Ended September 26, 2009

In the six month period ended October 2, 2010, we generated cash of $25.7 million from operating activities compared to $21.4 million for the six month period ended September 26, 2009. The increase of $4.3 million was mainly a result of an increase in net income of $8.1 million and an increase in non-cash charges of $0.4 million offset by an increase in net operating assets and liabilities of $4.2 million.

Cash used for investing activities for the six month period ended October 2, 2010 included $4.6 million related to capital expenditures and $0.8 million, net, for the purchase of short-term investments. This was offset by $2.4 million of proceeds from the sale of certain assets of our J. Bovagnet sales brand. In the six month period ended September 26, 2009, investing activities included $6.0 million of capital expenditures, $3.6 million of which was associated with the building of a new wind bearing facility in Texas, and $4.8 million for the purchase of short-term investments.

Financing activities used $6.4 million in the six month period ended October 2, 2010 compared to $5.4 million for the six month period ended September 26, 2009, primarily for debt reduction.

Capital Expenditures

Our capital expenditures were $4.6 million for the six month period ended October 2, 2010. We expect to make capital expenditures of approximately $8.0 to $10.0 million during fiscal 2011 in connection with our existing business. We intend to fund our fiscal 2011 capital expenditures principally through existing cash, internally generated funds and borrowings under our KeyBank Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of October 2, 2010, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of April 3, 2010. In the six months ended October 2, 2010, the Company repaid $7.0 million of its outstanding credit facility.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2010 Annual Report, incorporated by reference in our fiscal 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our KeyBank Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of October 2, 2010, our margin is 0.0% for prime rate loans (prime rate at October 2, 2010 was 3.25%) and 0.375% for LIBOR rate loans (one month LIBOR rate at October 2, 2010 was 0.25%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of October 2, 2010, our average outstanding variable rate debt, after taking into account the $30.0 million notional amount of our interest rate swap agreement, was 0% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Foreign Currency Exchange Rates. Our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were denominated in foreign currencies in the first six months of fiscal 2011 compared to 15% in the same period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated cash deposits and trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Although currency fluctuations have not had a material impact on our financial performance in the past, such fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 2, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2010, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended October 2, 2010. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 3, 2010.

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

Total share repurchases for the three months ended October 2, 2010 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/04/2010–07/31/2010	4,261	$28.60	4,261	$5,906
08/01/2010–08/28/2010	—	—	—	5,906
08/29/2010–10/02/2010	—	—	—	$5,906
Total	4,261	$28.60	4,261

ITEM 6.          Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 5, 2010

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 5, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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