Form 10-Q
period 2011-01-01
RBC Bearings INC
filed 2011-02-10
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011

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

As of January 31, 2011, RBC Bearings Incorporated had 22,074,211 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	January 1, 2011	April 3, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,705	$21,389
Short-term investments	8,070	7,234
Accounts receivable, net of allowance for doubtful accounts of $1,562 at January 1, 2011 and $1,242 at April 3, 2010	53,243	53,978
Inventory	139,588	136,366
Deferred income taxes	7,982	6,249
Prepaid expenses and other current assets	5,936	9,287
Total current assets	267,524	234,503
Property, plant and equipment, net	87,953	89,537
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $7,420 at January 1, 2011 and $6,354 at April 3, 2010	12,231	12,665
Other assets	5,524	4,537
Total assets	$407,945	$375,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,306	$18,897
Accrued expenses and other current liabilities	14,689	11,439
Current portion of long-term debt	30,617	1,453
Total current liabilities	65,612	31,789
Long-term debt, less current portion	750	37,000
Deferred income taxes	6,130	5,922
Other non-current liabilities	16,990	17,697
Total liabilities	89,482	92,408

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at January 1, 2011 and April 3, 2010; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at January 1, 2011 and April 3, 2010; issued and outstanding shares: 22,053,411 at January 1, 2011 and 21,902,761 shares at April 3, 2010	221	219
Additional paid-in capital	195,777	189,496
Accumulated other comprehensive gain (loss)	2,399	(1,672)
Retained earnings	125,528	100,527
Treasury stock, at cost, 183,676 shares at January 1, 2011 and 170,338 shares at April 3, 2010	(5,462)	(5,023)
Total stockholders' equity	318,463	283,547
Total liabilities and stockholders' equity	$407,945	$375,955

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net sales	$81,258	$67,481	$246,727	$194,870
Cost of sales	55,294	47,042	167,272	135,434
Gross margin	25,964	20,439	79,455	59,436
Operating expenses:
Selling, general and administrative	13,328	11,936	38,808	34,687
Other, net	432	364	508	1,594
Total operating expenses	13,760	12,300	39,316	36,281
Operating income	12,204	8,139	40,139	23,155
Interest expense, net	375	394	1,165	1,323
Other non-operating expense (income	456	(202)	1,273	(442)
Income before income taxes	11,373	7,947	37,701	22,274
Provision for income taxes	3,987	2,698	12,700	7,554
Net income	$7,386	$5,249	$25,001	$14,720
Net income per common share:
Basic	$0.34	$0.24	$1.16	$0.68
Diluted	$0.33	$0.24	$1.14	$0.68
Weighted average common shares:
Basic	21,690,144	21,596,344	21,641,997	21,590,362
Diluted	22,113,754	21,768,570	22,027,525	21,735,512

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	January 1, 2011	December 26, 2009
Cash flows from operating activities:
Net income	$25,001	$14,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,712	7,971
Excess tax benefits from deferred compensation	(824)	(29)
Deferred income taxes	(1,665)	(3,847)
Amortization of intangible assets	1,055	984
Amortization of deferred financing costs	220	154
Stock-based compensation	3,040	2,278
(Gain) loss on disposition or sale of assets	(1,066)	29
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,506	18,548
Inventory	(2,355)	(1,937)
Prepaid expenses and other current assets	3,407	3,766
Other non-current assets	(453)	(1,411)
Accounts payable	1,125	(4,682)
Accrued expenses and other current liabilities	3,750	(2,318)
Other non-current liabilities	(1,078)	747
Net cash provided by operating activities	40,375	34,973

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,252)	(7,508)
Purchase of short-term investments	(1,693)	(6,263)
Acquisition of businesses, net of cash acquired	—	(1,924)
Proceeds from sale or maturities of short-term investments	857	—
Proceeds from sale of assets	2,379	—
Net cash used in investing activities	(5,709)	(15,695)

Cash flows from financing activities:
Net decrease in revolving credit facility	(7,000)	(15,000)
Exercise of stock options	2,420	7
Excess tax benefits from stock-based compensation	824	29
Repurchase of common stock	(439)	(788)
Financing fees paid in connection with senior credit facility	(1,389)	—
Other, net	(273)	(440)
Net cash used in financing activities	(5,857)	(16,192)
Effect of exchange rate changes on cash	2,507	514

Cash and cash equivalents:
Increase during the period	31,316	3,600
Cash, at beginning of period	21,389	30,557
Cash, at end of period	$52,705	$34,157

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$916	$1,168
Income taxes	$9,287	$7,475
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

The results of operations for the three and nine month periods ended January 1, 2011 are not necessarily indicative of the operating results for the full year. The nine month periods ended January 1, 2011 and December 26, 2009 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009

Net income	$7,386	$5,249	$25,001	$14,720

Denominator for basic net income per common share—weighted-average shares outstanding	21,690,144	21,596,344	21,641,997	21,590,362
Effect of dilution due to employee stock options and unvested restricted stock shares	423,610	172,226	385,528	145,150
Denominator for diluted net income per common share — weighted-average shares outstanding	22,113,754	21,768,570	22,027,525	21,735,512

Basic net income per common share	$0.34	$0.24	$1.16	$0.68

Diluted net income per common share	$0.33	$0.24	$1.14	$0.68

Basic weighted-average common shares do not include 107,645 and 132,225 unvested restricted stock shares at January 1, 2011 and December 26, 2009, respectively.

At January 1, 2011, 33,000 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  1,144,700 such options were excluded at December 26, 2009.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $7,670 and $7,043 at January 1, 2011 and April 3, 2010 respectively, and with maturity dates ranging from March 2011 to November 2016, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

5.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	January 1, 2011	April 3, 2010
Raw materials	$12,227	$10,392
Work in process	44,301	42,622
Finished goods	83,060	83,352
	$139,588	$136,366

6.  Intangible Assets

		January 1, 2011		April 3, 2010
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,116	$1,700	$6,083	$1,383
Customer relationships and lists	10	5,545	2,466	5,538	2,144
Trade names	11	1,382	806	1,380	709
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	4,472	812	3,884	530
Domain names	12	437	113	437	80
Other	5	977	801	975	786
Total		$19,651	$7,420	$19,019	$6,354

Amortization expense for definite-lived intangible assets for the three and nine month periods ended January 1, 2011 was $357 and $1,055, respectively. For the three and nine month periods ended December 26, 2009, amortization expense was $340 and $984, respectively. Estimated amortization expense for the remaining three months of fiscal 2011, the four succeeding fiscal years and thereafter is as follows:

2011	$355
2012	1,425
2013	1,427
2014	1,330
2015	1,329
2016 and thereafter	6,365

7.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net income	$7,386	$5,249	$25,001	$14,720
Net prior service pension cost and actuarial losses, net of taxes	(73)	16	(212)	48
Change in fair value of derivatives, net of taxes	155	83	391	237
Unrealized loss on investments, net of taxes	(30)	5	(71)	77
Foreign currency translation adjustments	1,196	(831)	3,963	2,539
Total comprehensive income	$8,634	$4,522	$29,072	$17,621

8.  Debt

The balances payable under all borrowing facilities are as follows:
	January 1, 2011	April 3, 2010
JP Morgan Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.3125% at January 1, 2011), plus a specified margin	$30,000	$—
KeyBank Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.25% at April 3, 2010), plus a specified margin	—	37,000
Note payable	1,367	1,453
Total debt	31,367	38,453
Less: current portion	30,617	1,453
Long-term debt	$750	$37,000

On November 30, 2010, the Company and RBCA terminated the previous credit agreement and the related credit, security and ancillary agreements, and entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of January 1, 2011, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

On November 30, 2010, the Company borrowed approximately $30,000 under the JP Morgan Credit Agreement and used such funds to repay the approximately $30,000 balance outstanding under the KeyBank Credit Agreement. Amounts outstanding under the new credit agreement are generally due and payable on the expiration date of November 30, 2015. The Company may elect to prepay some or all of the outstanding balance from time to time without penalty.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at January 1, 2011 and April 3, 2010 was a liability of $488 and $1,131 respectively, included in other current liabilities, and was measured using observable market inputs such as yield curves.  Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on the hedging instrument is recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction.  Earnings effect and the hedged item are reported in interest expense.

It is the Company’s intent to pay off the $30,000 outstanding under the revolving credit facility when the interest rate swap agreement matures in June 2011. As a result, the $30,000 borrowing is included in the current portion of long-term debt.

9.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2004.  A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during the three month period ended July 3, 2010. As a result of the audit, the Company recognized certain previously unrecognized tax benefits of $481 in the three month period ended July 3, 2010 on the basis that the related tax positions have been effectively settled. The Company maintains reserves for certain other unrecognized tax benefits of $2,525 related to this matter based on management’s judgment that the related tax positions have not yet been effectively settled. Management expects such tax positions to be settled by the end of the Company’s fiscal year ending March 31, 2012.

The effective income tax rates for the three and nine month periods ended January 1, 2011 and December 26, 2009 were 35.1% and 33.9% and 33.7% and 33.9%, respectively. The effective income tax rate for the nine month period ended January 1, 2011 of  33.7% includes the reversal of unrecognized tax benefits of $481 associated with the conclusion of the Company’s IRS audit.  The effective income tax rate for the nine month period ended January 1, 2011 without this discrete item would have been 35.2%.  The effective income tax rates for the three and nine month periods ended January 1, 2011 are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S., which decreases the rates, and state income taxes which increase the rates.  In addition to the above, the effective tax rates for the three and nine month periods ended December 26, 2009 are different from the U.S. statutory rate due to a tax holiday relating to the Schaublin facility in Switzerland, which decreases the rates.  This holiday expired in March 2010.

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

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Net External Sales
Roller	$24,988	$18,955	$73,280	$51,834
Plain	39,919	32,717	123,515	93,979
Ball	9,561	10,112	30,537	33,724
Other	6,790	5,697	19,395	15,333
	$81,258	$67,481	$246,727	$194,870
Operating Income
Roller	$6,996	$4,946	$20,371	$14,779
Plain	9,929	7,083	33,630	18,845
Ball	838	1,127	2,268	4,633
Other	1,367	646	4,309	761
Corporate	(6,926)	(5,663)	(20,439)	(15,863)
	$12,204	$8,139	$40,139	$23,155
Geographic External Sales
Domestic	$69,852	$56,643	$214,363	$164,895
Foreign	11,406	10,838	32,364	29,975
	$81,258	$67,481	$246,727	$194,870
Intersegment Sales
Roller	$3,099	$1,894	$8,589	$6,255
Plain	457	431	1,308	1,131
Ball	297	768	958	3,471
Other	4,158	3,657	13,595	11,229
	$8,011	$6,750	$24,450	$22,086

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

The following table illustrates the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Components of net periodic benefit cost:
Service cost	$84	$82	$252	$246
Interest cost	303	321	909	961
Expected return on plan assets	(381)	(393)	(1,143)	(1,180)
Amortization of prior service cost	13	10	39	30
Amortization of losses	103	4	309	16
Total net periodic benefit cost	$122	$24	$366	$73

The Company made a voluntary contribution of $500 to the pension plan in the nine month period ended January 1, 2011. The Company made no contributions to the pension plan in the nine month period ended December 26, 2009.

The Company, for the benefit of employees at its Heim, West Trenton and PIC Design facilities and former union employees of its Tyson, Bremen and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company.

The following table illustrates the components of net periodic benefit cost for the Company’s other postretirement benefits:

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Components of net periodic benefit cost:
Service cost	$9	$11	$27	$33
Interest cost	37	49	110	147
Prior service cost amortization	1	9	2	27
Amount of loss recognized	1	2	4	3
Total net periodic benefit cost	$48	$71	$143	$210

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 132 employees in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For the three and nine month periods ended January 1, 2011, the Company made contribution and premium payments equal to $176 and $443, respectively.  For the three and nine month periods ended December 26, 2009, the contribution and premium payments equaled $161 and $484, respectively.

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

Outlook

Backlog, as of January 1, 2011, was $180.0 million versus $155.6 million as of December 26, 2009. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	32.0	30.3	32.2	30.5
Selling, general and administrative	16.4	17.7	15.7	17.8
Other, net	0.6	0.5	0.2	0.8
Operating income	15.0	12.1	16.3	11.9
Interest expense, net	0.5	0.6	0.5	0.7
Other non-operating expense (income)	0.5	(0.3)	0.5	(0.2)
Income before income taxes	14.0	11.8	15.3	11.4
Provision for income taxes	4.9	4.0	5.2	3.9
Net income	9.1	7.8	10.1	7.5

Three Month Period Ended January 1, 2011 Compared to Three Month Period Ended December 26, 2009

Net Sales.  Net sales for the three month period ended January 1, 2011 were $81.3 million, an increase of $13.8 million, or 20.4%, compared to $67.5 million for the same period in the prior fiscal year. During the three month period ended January 1, 2011, we experienced a net sales increase in two of our three reportable segments, driven by the current economic recovery across our end markets in the diversified industrial sector. Net sales to diversified industrial customers grew 44.0% in the three month period ended January 1, 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets.  Net sales to aerospace and defense customers increased 2.6% in the three month period ended January 1, 2011 compared to the same period last fiscal year.

The Plain Bearings segment achieved net sales of $39.9 million for the three month period ended January 1, 2011, an increase of $7.2 million, or 22.0%, compared to $32.7 million for the same period in the prior fiscal year. Net sales to diversified industrial customers increased $4.6 million in this market sector, combined with an increase in net sales to aerospace and defense customers of $2.6 million compared with the prior fiscal year.  The improvement in the diversified industrial market was attributable to demand for military vehicles combined with overall demand in the construction and mining and general industrial markets.

The Roller Bearings segment achieved net sales of $25.0 million for the three month period ended January 1, 2011, an increase of $6.0 million, or 31.8%, compared to $19.0 million for the same period in the prior fiscal year. Of this increase, net sales to the industrial sector contributed $5.4 million combined with a slight increase of $0.6 million in net sales to aerospace and defense customers.  This increased net sales in the industrial sector was primarily attributable to improved order activity in the construction and mining and general industrial markets.

The Ball Bearings segment achieved net sales of $9.6 million for the three month period ended January 1, 2011, a decrease of $0.5 million, or 5.4%, compared to $10.1 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector contributed $2.0 million to this decline which was offset by an increase of $1.5 million in the diversified industrial sector.  Aerospace and defense was negatively impacted by continued slowness in the business jet market and the general aerospace aftermarket which was offset by stronger order activity from the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $6.8 million for the three month period ended January 1, 2011, an increase of $1.1 million, or 19.2%, compared to $5.7 million for the same period last fiscal year.

Gross Margin.  Gross margin was $26.0 million, or 32.0% of net sales, for the three month period ended January 1, 2011, versus $20.4 million, or 30.3% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by costs of $0.6 million associated with new large bearing product lines.

Selling, General and Administrative.  SG&A expenses increased by $1.4 million, or 11.7%, to $13.3 million for the three month period ended January 1, 2011 compared to $11.9 million for the same period in fiscal 2010. As a percentage of net sales, SG&A decreased to 16.4% for the three month period ended January 1, 2011 compared to 17.7% for the three month period ended December 26, 2009. The increase of $1.4 million was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.2 million, and an increase in professional fees.

Other, net.  Other, net for the three month periods ended January 1, 2011 and December 26, 2009, respectively, was expense of $0.4 million.  For the three month period ended January 1, 2011, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of restructuring costs. For the three month period ended December 26, 2009, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of restructuring and moving costs, including severance costs and the consolidation of our Houston, Texas facilities.

Operating Income. The increase in operating income in two of our three reportable segments was driven primarily by the current recovery in our industrial business.

Operating income was $12.2 million, or 15.0% of net sales, for the three month period ended January 1, 2011 compared to $8.1 million, or 12.1% of net sales, for the three month period ended December 26, 2009. Operating income for the Plain Bearings segment was $9.9 million for the three month period ended January 1, 2011, or 24.9% of net sales, compared to $7.1 million for the same period last year, or 21.6% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended January 1, 2011 of $7.0 million, or 28.0% of net sales, compared to $4.9 million, or 26.1% of net sales, for the three month period ended December 26, 2009.  Our Ball Bearings segment reported operating income of $0.8 million, or 8.8% of net sales, for the three month period ended January 1, 2011, compared to $1.1 million, or 11.1% of net sales, for the same period in fiscal 2010. Our Other segment achieved an operating income of $1.4 million, or 20.1% of net sales, for the three month period ended January 1, 2011, compared to $0.6 million, or 11.3% of net sales, for the same period in fiscal 2010.

Interest Expense, net.  Interest expense, net remained flat at $0.4 million in the three month periods ended January 1, 2011 and December 26, 2009, respectively.

Other Non-Operating Expense.  We received approximately $0.2 million in the three month periods ended January 1, 2011 and December 26, 2009, respectively, in payments under the Continued Dumping and Subsidy Offset Act (CDSOA) which distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade. We also incurred losses of $0.7 million for the three month period ended January 1, 2011, mainly the result of foreign exchange activity.

Income Before Income Taxes.  Income before taxes increased by $3.5 million, to $11.4 million for the three month period ended January 1, 2011 compared to $7.9 million for the three month period ended December 26, 2009.

Income Taxes.  Income tax expense for the three month period ended January 1, 2011 was $4.0 million compared to $2.7 million for the three month period ended December 26, 2009. Our effective income tax rate for the three month period ended January 1, 2011 was 35.1% compared to 33.9% for the three month period ended December 26, 2009.  The effective income tax rate for the three month period ended January 1, 2011 is different from the U.S. statutory rate due to a special manufacturing deduction in the U.S., which decreases the rate, and state income taxes which increase the rate.  In addition to the above, the effective tax rate for the three month period ended December 26, 2009 is different from the U.S. statutory rate due to a tax holiday relating to the Schaublin facility in Switzerland, which decreases the rate.  This holiday expired in March 2010.

Net Income.  Net income increased by $2.2 million to $7.4 million for the three month period ended January 1, 2011 compared to $5.2 million for the three month period ended December 26, 2009.

Nine Month Period Ended January 1, 2011 Compared to Nine Month Period Ended December 26, 2009

Net Sales.  Net sales for the nine month period ended January 1, 2011 were $246.7 million, an increase of $51.8 million, or 26.6%, compared to $194.9 million for the same period in the prior fiscal year. During the nine month period ended January 1, 2011, we experienced a net sales increase in two of our three reportable business segments, driven by the current economic recovery across our end markets in the diversified industrial sector. Net sales to diversified industrial customers grew 72.8% in the nine month period ended January 1, 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets.  The inclusion of our Lubron acquisition contributed $2.3 million to the increased net sales to diversified industrial customers.  Net sales to aerospace and defense customers declined 2.8% in the nine month period ended January 1, 2011 compared to the same period last fiscal year, mainly driven by a continued slowness in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $123.5 million for the nine month period ended January 1, 2011, an increase of $29.5 million, or 31.4%, compared to $94.0 million for the same period in the prior fiscal year.   Net sales to diversified industrial customers increased $23.3 million combined with a $3.9 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year.  This segment was favorably impacted by stronger demand for military vehicles combined with continued improvement in construction and mining and the general industrial markets.  In addition, the inclusion of our Lubron acquisition contributed $2.3 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $73.3 million for the nine month period ended January 1, 2011, an increase of $21.5 million, or 41.4%, compared to $51.8 million for the same period in the prior fiscal year.  Of this increase, net sales to the industrial sector contributed $18.9 million combined with an increase of $2.6 million in net sales to aerospace and defense customers.  This performance was favorably impacted by growth in the construction and mining markets, as well as increased activities by general industrial distributors.

The Ball Bearings segment achieved net sales of $30.5 million for the nine month period ended January 1, 2011, a decrease of $3.2 million, or 9.5%, compared to $33.7 million for the same period in the prior fiscal year.  Net sales to the aerospace and defense sector contributed $9.4 million to this decline which was offset by an increase of $6.2 million in the diversified industrial sector.  Aerospace and defense was negatively impacted by continued slowness in the business jet market and the general aerospace aftermarket offset by increased order activity from the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $19.4 million for the nine month period ended January 1, 2011, an increase of $4.1 million, or 26.5%, compared to $15.3 million for the same period last fiscal year.

Gross Margin.  Gross margin was $79.5 million, or 32.2% of net sales, for the nine month period ended January 1, 2011, versus $59.4 million, or 30.5% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by costs of $2.1 million associated with new large bearing product lines.

Selling, General and Administrative.  SG&A expenses increased by $4.1 million, or 11.9%, to $38.8 million for the nine month period ended January 1, 2011 compared to $34.7 million for the same period in fiscal 2010. As a percentage of net sales, SG&A decreased to 15.7% for the nine month period ended January 1, 2011 compared to 17.8% for the comparable period last fiscal year. The increase of $4.1 million was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.8 million, and an increase in professional fees.

Other, net.  Other, net for the nine month period ended January 1, 2011 decreased by $1.1 million, to $0.5 million compared to $1.6 million for  the comparable period in fiscal 2010. For the nine month period ended January 1, 2011, other, net consisted of a net gain of $1.1 million on the sale of assets offset by $1.0 million of amortization of intangibles, $0.4 million of bad debt expense and $0.2 million of restructuring costs. For the nine month period ended December 26, 2009, other, net consisted of $1.0 million of amortization of intangibles and $0.7 million of restructuring and moving costs offset by miscellaneous income of $0.1 million.

Operating Income. The increase in operating income in two of our three reportable segments was driven primarily by the current recovery in our industrial business.

Operating income was $40.1 million, or 16.3% of net sales, for the nine month period ended January 1, 2011 compared to $23.2 million, or 11.9% of net sales, for the nine month period ended December 26, 2009. Operating income for the Plain Bearings segment was $33.6 million for the nine month period ended January 1, 2011, or 27.2% of net sales, compared to $18.8 million for the same period last year, or 20.1% of net sales. Our Roller Bearings segment achieved an operating income for the nine month period ended January 1, 2011 of $20.4 million, or 27.8% of net sales, compared to $14.8 million, or 28.5% of net sales, for the nine month period ended December 26, 2009.  Our Ball Bearings segment achieved an operating income of $2.3 million, or 7.4% of net sales, for the nine month period ended January 1, 2011, compared to $4.6 million, or 13.7% of net sales, for the same period in fiscal 2010. Our Other segment achieved an operating income of $4.3 million, or 22.2% of net sales, for the nine month period ended January 1, 2011, compared to $0.8 million, or 5.0% of net sales, for the same period in fiscal 2010.

Interest Expense, net.  Interest expense, net decreased by $0.1 million to $1.2 million in the nine month period ended January 1, 2011, compared to $1.3 million in the same period last fiscal year, mainly driven by a combination of lower interest rates and debt.

Other Non-Operating Expense (Income). We received approximately $0.2 million in the nine month periods ended January 1, 2011 and December 26, 2009, respectively, in payments under the Continued Dumping and Subsidy Offset Act (CDSOA) which distributes antidumping duties paid by overseas companies to domestic firms hurt by unfair trade. We also incurred losses of $1.5 million for the nine month period ended January 1, 2011 compared to gains of $0.2 million for the nine month period ended December 26, 2009, mainly the result of foreign exchange activity.

Income Before Income Taxes.  Income before taxes increased by $15.4 million, to $37.7 million for the nine month period ended January 1, 2011 compared to $22.3 million for the nine month period ended December 26, 2009.

Income Taxes.  Income tax expense for the nine month period ended January 1, 2011 was $12.7 million compared to $7.6 million for the nine month period ended December 26, 2009. Our effective income tax rate for the nine month period ended January 1, 2011 was 33.7% compared to 33.9% for the nine month period ended December 26, 2009.  The effective income tax rate for the nine month period ended January 1, 2011 of 33.7% includes the reversal of unrecognized tax benefits of $0.5 million associated with the conclusion of the Company’s IRS audit.  The effective income tax rate for the nine month period ended January 1, 2011 without this discrete item would have been 35.2%. The effective income tax rate for the nine month period ended January 1, 2011 is different from the U.S. statutory rate due to a special manufacturing deduction in the U.S., which decreases the rate, and state income taxes which increase the rate.  In addition to the above, the effective tax rate for the nine month period ended December 26, 2009 is different from the U.S. statutory rate due to a tax holiday relating to the Schaublin facility in Switzerland, which decreases the rate.  This holiday expired in March 2010.

Net Income.  Net income increased by $10.3 million to $25.0 million for the nine month period ended January 1, 2011 compared to $14.7 million for the nine month period ended December 26, 2009.

Liquidity and Capital Resources

Liquidity

On November 30, 2010, we terminated our previous credit agreement and the related credit, security and ancillary agreements, and entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides us, as borrower, with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $100.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

On November 30, 2010, we borrowed approximately $30.0 million under the JP Morgan Credit Agreement and used such funds to repay the approximately $30.0 million balance outstanding under the former KeyBank Credit Agreement.

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans. We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Amounts outstanding under the JP Morgan Credit Agreement are due and payable on its expiration date (November 30, 2015). However, it is the Company’s intent to pay off the $30.0 million outstanding under the revolving credit facility when the interest rate swap agreement matures in June 2011. As a result, the $30.0 million borrowing is included in the current portion of long-term debt.

The JP Morgan Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the credit agreement. Our obligations under the JP Morgan Credit Agreement are secured by a pledge of substantially all of our and RBCA’s assets and a guaranty by us of RBCA’s obligations.  As of January 1, 2011, $30.0 million was outstanding under the JP Morgan Credit Agreement.  Approximately $6.0 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure our obligations relating to certain insurance programs. As of January 1, 2011, we had the ability to borrow up to an additional $114.0 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin S.A. entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which provides for up to 4.0 million Swiss francs, or $4.2 million, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of January 1, 2011, there were no borrowings under the Swiss Credit Facility.

On June 15, 2007, our board of directors authorized us to repurchase up to $10.0 million of our common stock from time to time on the open market, through block trades, or in privately negotiated transactions depending on market conditions, alternative uses of capital and other factors.  Purchases may be commenced, suspended or discontinued at any time without prior notice.  For the nine months ended January 1, 2011, 13,338 shares have been repurchased at a cost of $0.4 million. As of January 1, 2011, 146,320 shares have been repurchased under this plan for an aggregate cost of $4.4 million.

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

Cash Flows

Nine Month Period Ended January 1, 2011 Compared to the Nine Month Period Ended December 26, 2009

In the nine month period ended January 1, 2011, we generated cash of $40.4 million from operating activities compared to $35.0 million for the nine month period ended December 26, 2009. The increase of $5.4 million was mainly a result of an increase in net income of $10.3 million and an increase in non-cash charges of $1.9 million offset by an increase in net operating assets and liabilities of $6.8 million.

Cash used for investing activities for the nine month period ended January 1, 2011 included $7.3 million related to capital expenditures and $0.8 million, net, for the purchase of short-term investments.  This was offset by $2.4 million of proceeds from the sale of certain assets of our J. Bovagnet sales brand. In the nine month period ended December 26, 2009, investing activities included $7.5 million of capital expenditures, $3.8 million of which was associated with the building of a new wind bearing facility in Texas, $6.3 million for the purchase of short-term investments and $1.9 million related to the acquisition of Lubron.

Financing activities used $5.9 million in the nine month period ended January 1, 2011 compared to $16.2 million for the nine month period ended December 26, 2009, primarily for debt reduction. The nine month period ended January 1, 2011 included the $37.0 million repayment on our prior credit facility, $1.4 million in financing fees in connection with our new credit facility, $0.4 million for the repurchase of common stock and $0.3 million in other miscellaneous payments. This was offset by $30.0 million borrowing on our new credit facility, $2.4 million from the exercise of stock options and $0.8 million in excess tax benefits from stock-based compensation.

Capital Expenditures

Our capital expenditures were $7.3 million for the nine month period ended January 1, 2011.  We expect to make capital expenditures of approximately $10.0 to $12.0 million during fiscal 2011 in connection with our existing business. We intend to fund our fiscal 2011 capital expenditures principally through existing cash, internally generated funds and borrowings under our JP Morgan Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of January 1, 2011, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of April 3, 2010.  In the nine months ended January 1, 2011, we repaid $37.0 million of our prior outstanding credit facility and borrowed $30.0 million on our new JP Morgan credit facility.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2010 Annual Report, incorporated by reference in our fiscal 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2011.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a portion of our outstanding indebtedness. Outstanding balances under our JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of January 1, 2011, our margin is 0.5% for prime rate loans (prime rate at January 1, 2011 was 3.25%) and 1.5% for LIBOR rate loans (one month LIBOR rate at January 1, 2011 was 0.3125%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. As of January 1, 2011, our average outstanding variable rate debt, after taking into account the $30.0 million notional amount of our interest rate swap agreement, was 0% of our average outstanding debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest.

Foreign Currency Exchange Rates. Our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling has increased. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were denominated in foreign currencies in the first nine months of fiscal 2011 compared to 15% in the same period last fiscal year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated cash deposits and trade receivables. The impact of such transactions and assets is recorded in non-operating expense on the income statement. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. As of January 1, 2011, we do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may materially affect our financial performance in the future. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 1, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2011, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended January 1, 2011. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 3, 2010.

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

Total share repurchases for the three months ended January 1, 2011 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
10/03/2010–10/30/2010	—	—	—	$5,906
10/31/2010–11/27/2010	9,077	34.95	9,077	5,589
11/28/2010–01/01/2011	—	—	—	$5,589
Total	9,077	$34.95	9,077

ITEM 6.          Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 10, 2011

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 10, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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