Form 10-K
period 2011-04-02
RBC Bearings INC
filed 2011-05-27
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on October 2, 2010 (based on the October 1, 2010 closing sales price of $34.03 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $741,104,000.
Number of shares outstanding of the registrant’s Class A Common Stock at May 19, 2011:
21,923,703 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 7, 2011 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	Selected Financial Data	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8	Financial Statements and Supplementary Data	32
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	57
Item 9A	Controls and Procedures	57
Item 9B	Other Information	60

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships, Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules	60

Signatures	Signatures	64

PART I

ITEM 1.  BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 25 facilities of which 23 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

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

•	Diversified Industrial Market (53% of net sales for the fiscal year ended April 2, 2011)

We manufacture bearing products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, packaging and semiconductor machinery. Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest diversified industrial customers include AxleTech International, Caterpillar, Dana, Komatsu America, National Oilwell Varco and various aftermarket distributors including Applied Industrial, Kaman Corporation and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products and the expansion of aftermarket sales.

•	Aerospace and Defense Market (47% of net sales for the fiscal year ended April 2, 2011)

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

Our largest aerospace and defense customers include Airbus, BAE Systems, Boeing, Embraer, General Electric,  Lockheed Martin, Snecma Group, U.S. Department of Defense, United Technologies and various aftermarket channels. We estimate that over 34% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this segment will be driven primarily by expanding our international presence, new commercial aircraft introductions, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2011, 3.3% of our net sales were made directly, and we estimate that approximately an additional 17.4% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Other. The Other segment consists of three minor operating locations that do not fall into the above segmented categories and do not meet the quantitative thresholds for separate disclosure.

	Net Sales for the Fiscal Year Ended
Segment	April 2, 2011	April 3, 2010	March 28, 2009	Representative Applications
Plain Bearings	$168,777	$134,303	$166,658	• Aircraft engine controls and landing gear
	(50.3)%	(48.9)%	(46.8)%	• Missile launchers
				• Mining and construction equipment
Roller Bearings	$98,942	$73,164	$94,428	• Aircraft hydraulics
	(29.5)%	(26.6)%	(26.6)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$40,637	$45,442	$63,625	• Radar and night vision systems
	(12.1)%	(16.6)%	(17.9)%	• Airframe control and actuation
				• Semiconductor equipment
Other	$27,269	$21,793	$31,085	• Collets for machine tools
	(8.1)%	(7.9)%	(8.7)%	• Industrial gears

Plain Bearings.  Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or in heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Sales of plain bearings accounted for 50.3% of our net sales in fiscal 2011.

Roller Bearings.  Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We produce medium sized tapered roller bearings used primarily in heavy truck axle applications. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms. These products are generally specified for use where there are high loads and the design is constrained by space considerations. A significant portion of the sales of this product is to the aftermarket. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings. We believe we are the world's largest producer of aircraft needle bearing track rollers. The sale of roller bearings accounted for 29.5% of our net sales in fiscal 2011.

Ball Bearings.  Ball bearings are devices which utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products, such as missile guidance systems, providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket. Ball bearings accounted for 12.1% of our net sales in fiscal 2011.

Other.  Our other products consist primarily of precision mechanical components and machine tool collets. Precision mechanical components are used in all general industrial applications, where some form of movement is required.  Machine tool collets are cone-shaped metal sleeves, used for holding circular or rodlike pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Our other products accounted for 8.1% of our net sales in fiscal 2011.

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

Sales, Marketing and Distribution

Our marketing strategy is aimed at increasing sales within our two primary markets, targeting specific applications in which we can exploit our competitive strengths. To affect this strategy, we seek to expand into geographic areas not previously served by us and we continue to capitalize on new markets and industries for existing and new products. We employ a technically proficient sales force and utilize marketing managers, product managers, customer service representatives and product application engineers in our selling efforts.

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

We store product inventory in one leased and five company-owned and operated warehouses located in the Midwest and on the East and West coasts of the U.S. as well as in France and Switzerland.  The inventory is located in these warehouses based on analysis of customer demand to provide superior service and product availability.

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

Backlog

As of April 2, 2011, we had order backlog of $196.7 million compared to a backlog of $157.9 million in the prior year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,291 hourly employees and 659 salaried employees as of April 2, 2011, of whom 416 were employed in our European and Mexican operations. As of April 2, 2011, 152 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2013, June 30, 2012 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 62 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 172 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2012.

Investigation and remediation of contamination is ongoing at some of our sites. In particular, state agencies have been overseeing groundwater monitoring activities at our facility in Hartsville, South Carolina and a corrective action plan at our Clayton, Georgia facility. At Hartsville, we are monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities.  In connection with the purchase of our Fairfield, Connecticut facility in 1996, we agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. We submitted data to the state that we believe demonstrates that no further remedial action is necessary although the state may require additional clean-up or monitoring. In connection with the purchase of our Clayton, Georgia facility, we agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is in the early stages. Although there can be no assurance, we do not expect expenses associated with these activities to be material.

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

Our top ten customers generated 30% and 31% of our net sales during fiscal 2011 and fiscal 2010, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

The commercial aerospace, mining and construction equipment and other diversified industrial industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions and business confidence levels. Downward economic cycles could affect our customers and reduce sales of our products resulting in reductions in our revenues and net earnings. Any future material weakness in demand in any of these industries could materially reduce our revenues and profitability. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. Previous industry downturns have negatively affected, and future industry downturns will negatively affect, our net sales, gross margin and net income.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2011, 3.3% of our net sales were made directly, and we estimate that approximately an additional 17.4% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

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

While we believe the JP Morgan Credit Agreement provides us with the liquidity and flexibility to conduct our business in the ordinary course and meet our anticipated objectives, the agreement does contain a number of restrictive covenants that could limit our ability to take advantage of potential business opportunities if we are unsuccessful in negotiating acceptable alternative arrangements to fund those opportunities. Those restrictive covenants impose limitations on our ability among other things to:
•	incur additional indebtedness and issue equity-linked securities stock and guarantee indebtedness;
•	create liens on our assets;
•	pay dividends or make other equity distributions;
•	purchase or redeem capital stock;
•	create restrictions on payments of dividends or other amounts to us by our restricted subsidiaries;
•	make investments;
•	merge, consolidate or sell assets;
•	engage in activities unrelated to our current business;
•	engage in transactions with our affiliates;
•	sell or issue capital stock of certain subsidiaries; and
•	terminate ERISA plans.

In addition, the JP Morgan Credit Agreement contains other financial covenants requiring us to maintain a minimum fixed charge coverage ratio and maximum senior leverage ratios and to satisfy certain other financial conditions. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. Our ability to meet our obligations will depend upon our future performance, which will be subject to prevailing economic conditions, and to financial, business and other factors, including factors beyond our control.

As of April 2, 2011, we had $30.0 million of outstanding borrowings and letters of credit of $6.0 million under our $150.0 million JP Morgan Credit Agreement. We paid down the $30.0 million outstanding revolver balance in the first quarter of fiscal 2012.  As of April 2, 2011, we had borrowing availability of $114.0 million under this agreement, which expires on November 30, 2015.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of April 2, 2011, approximately 12% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 52 employees will expire in June 2012, one agreement covering approximately 67 employees will expire in January 2013 and one agreement covering approximately 33 employees will expire in October 2015.

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

Our ability to remain competitive, sustain our growth and expand our operations largely depends on our cash flows from operations and our access to capital. We intend to fund our cash needs through operating cash flow and borrowings under our JP Morgan Credit Agreement, but may require additional equity or debt financing to fund our growth and any debt repayment obligations. In addition, we may need additional capital to fund future acquisitions. Our business may not generate sufficient cash flow, and we may not be able to obtain sufficient funds to enable us to pay any debt obligations and capital expenditures or we may not be able to refinance our existing debt on commercially reasonable terms, if at all. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity."

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, China and England. Of our 25 facilities, 5 are located outside the U.S., including 4 manufacturing facilities.

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

As of April 2, 2011, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $3.0 million as of April 2, 2011 and by $1.7 million as of April 3, 2010, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of April 2, 2011, we had an order backlog of $196.7 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Canton, Georgia	Houston, Texas
Clayton, Georgia

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2013	Horsham, Pennsylvania	April 14, 2012
Huntington Beach, California	March 31, 2012	Bishopville, South Carolina	January 31, 2016
Santa Fe Springs, California	November 30, 2012	Hartsville, South Carolina	September 30, 2014
Middlebury, Connecticut	June 30, 2011	Delemont, Switzerland	August 31, 2015
Oxford, Connecticut	September 30, 2014	Houston, Texas	June 30, 2012
Gloucestershire, England	May 21, 2012	Hoffman Estates, Illinois	August 31, 2015
Reynosa, Mexico	June 13, 2013	Shanghai, China	May 31, 2013
West Trenton, New Jersey	February 28, 2015	Les Ulis, France	June 30, 2016
Oklahoma City, Oklahoma	September 30, 2021

We have several small field offices located in various locations to support field sales operations.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand. Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our JP Morgan Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in legal and administrative proceedings which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 2, 2011.

  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of May 19, 2011 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	65	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	51	2003	Vice President and Chief Financial Officer and Secretary
		2006	Vice President and Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	53	2003	General Manager
		2008	Vice President and General Manager
Richard J. Edwards	55	1996	Vice President and General Manager
Thomas J. Williams	59	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	59	2005	Director of Accounting
		2006	Corporate Controller

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 19, 2011, there were 51 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$34.04	$25.61	$21.84	$14.76
Second Quarter	34.60	26.53	24.67	19.33
Third Quarter	39.40	32.39	26.29	19.23
Fourth Quarter	40.00	32.98	32.27	22.20

The last reported sale price of our common stock on the Nasdaq National Market on May 19, 2011 was $37.75 per share.

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

Total share repurchases for the three months ended April 2, 2011, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
01/02/2011 – 01/29/2011	—	$—	—	$5,589
01/30/2011 – 02/26/2011	2,982	37.06	2,982	5,478
02/27/2011 – 04/02/2011	—	—	—	$5,478
Total	2,982	$37.06	2,982

During the fourth quarter of fiscal 2011, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite Index over the period from April 2, 2006 to April 2, 2011. Each line on the graph assumes that $100 was invested in our common stock on April 2, 2006 or in the respective indices at the closing price on April 2, 2006. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 2, 2011.

Comparison of Five-Year Cumulative Total Return*
Among RBC Bearings Incorporated, the Nasdaq Composite Index
and a Peer Group

	April 2, 2006	March 31, 2007	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011
RBC Bearings Incorporated	$100.00	$163.07	$176.54	$78.98	$154.78	$189.56
Nasdaq Composite Index	100.00	104.23	98.10	67.73	106.30	124.73
Peer Group	100.00	144.26	142.23	86.25	166.22	208.89

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended  April 2, 2011,  April 3, 2010, March 28, 2009, March 29, 2008 and March 31, 2007  have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on  Form 10-K.

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009	March 29, 2008	March 31, 2007
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$335,625	$274,702	$355,796	$330,600	$306,062
Cost of sales	225,851	190,136	237,576	217,022	205,953
Gross margin	109,774	84,566	118,220	113,578	100,109
Selling, general and administrative	52,706	47,367	55,779	48,904	42,256
Other, net	875	2,529	7,471	1,824	5,934
Operating income	56,193	34,670	54,970	62,850	51,919
Interest expense, net	1,791	1,807	2,605	3,407	5,780
Loss on early extinguishment of debt(2)	—	—	319	27	3,576
Other non-operating expense (income)	1,525	(147)	645	(463)	(1,504)
Income before income taxes	52,877	33,010	51,401	59,879	44,067
Provision for income taxes	18,009	8,625	16,947	19,685	15,588
Net income	$34,868	$24,385	$34,454	$40,194	$28,479
Net income per common share:(3)
Basic	$1.61	$1.13	$1.60	$1.87	$1.38
Diluted	$1.58	$1.12	$1.58	$1.84	$1.33
Weighted average common shares:(3)
Basic	21,678,626	21,590,421	21,570,979	21,457,846	20,579,498
Diluted	22,078,711	21,747,082	21,738,812	21,802,711	21,335,307
Other Financial Data:
Capital expenditures	$10,440	$9,906	$27,583	$17,758	$16,174

	As of
	April 2,	April 3,	March 28,	March 29,	March 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$63,975	$21,389	$30,557	$9,859	$5,184
Working capital	215,791	202,714	205,904	176,269	138,970
Total assets	425,982	375,955	382,067	337,112	273,713
Total debt	31,296	38,453	68,151	57,750	59,405
Total stockholders' equity	330,067	283,547	256,011	223,910	168,171

(1)
Net sales were $335.6 million in fiscal 2011 compared to $274.7 million in fiscal 2010, an increase of $60.9 million. Net sales in fiscal 2011 included net sales of $4.4 million for Lubron (acquired in September 2009).

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

(2)	Loss on early extinguishment of debt in fiscal 2009 was $0.3 million for the non-cash write-off of deferred financing fees associated with the paydown of $15.5 million of industrial revenue bonds.

Loss on early extinguishment of debt in fiscal 2007 was $3.6 million for the non-cash write-off of deferred financing costs associated with the early termination of the senior credit facility.

(3)
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2011 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 25 facilities of which 23 are manufacturing facilities in four countries.

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

During fiscal 2011, the world economy continued to expand, and we experienced favorable conditions across our diversified industrial markets.  Our net sales for diversified industrial increased 54% year over year, and our net sales for aerospace and defense decreased 1% year over year.

Approximately 18% of our costs are attributable to raw materials, a majority of which are related to steel and related products. During the past seven months, steel prices have increased as a result of world demand.  To date, we have generally been able to pass through these costs to our customers through price increases and the assessment of surcharges, although there can be a time lag of up to 3 months or more.

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

Sources of Revenue

Revenue is generated primarily from sales of bearings to the diversified industrial market and the aerospace and defense markets. Sales are often made pursuant to sole-source relationships, long-term agreements and purchase orders with our customers. We recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

Sales to the diversified industrial market accounted for 53% of our net sales for the fiscal year ended April 2, 2011. Sales to the aerospace and defense markets accounted for 47% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 54% of our net sales for fiscal 2011. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

 Approximately 28% of our net sales were derived from sales directly or indirectly outside the U.S. for fiscal 2011, compared to 26% for fiscal 2010. We expect that this proportion will increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense sectors. Our top ten customers generated 30% and 31% of our net sales in fiscal 2011 and fiscal 2010, respectively. Out of the 30% of net sales generated by our top ten customers during the fiscal year ended April 2, 2011, 16% of net sales was generated by our top four customers compared to 19% for the comparable period last year. No single customer was responsible for generating more than 6% of our net sales for the same period.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We have increased SG&A expenses by $5.3 million in fiscal 2011 compared to fiscal 2010. This increase was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.9 million, and an increase in business travel costs.

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

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	32.7	30.8	33.2
Selling, general and administrative	15.7	17.3	15.7
Other, net	0.3	0.9	2.1
Operating income	16.7	12.6	15.4
Interest expense, net	0.5	0.7	0.7
Loss on early extinguishment of debt	—	—	0.1
Other non-operating expense (income)	0.4	(0.1)	0.2
Income before income taxes	15.8	12.0	14.4
Provision for income taxes	5.4	3.1	4.7
Net income	10.4%	8.9%	9.7%

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists of three minor operating locations that do not fall into the above segmented categories, primarily machine tool collets, machining for integrated bearing assemblies and aircraft components and tight-tolerance, precision mechanical components. The following table shows our net sales and operating income with respect to each of our reporting segments plus Corporate for the last three fiscal years:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
	(in thousands)
Net External Sales
Plain	$168,777	$134,303	$166,658
Roller	98,942	73,164	94,428
Ball	40,637	45,442	63,625
Other	27,269	21,793	31,085
Total	$335,625	$274,702	$355,796
Operating Income
Plain	$45,896	$28,554	$41,517
Roller	27,976	20,969	23,697
Ball	3,594	5,594	14,474
Other	6,350	1,992	2,375
Corporate	(27,623)	(22,439)	(27,093)
Total	$56,193	$34,670	$54,970

Geographic Information

The following table summarizes our net sales, by shipping location, for the periods shown:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
	(in thousands)
Geographic Revenues
Domestic	$289,536	$234,329	$301,413
Foreign	46,089	40,373	54,383
Total	$335,625	$274,702	$355,796

For additional information concerning our business segments, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 19 “Reportable Segments.”

Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales for fiscal 2011 were $335.6 million, an increase of $60.9 million, or 22.2%, compared to $274.7 million for the same period in fiscal 2010. During fiscal 2011, we experienced a net sales increase in three of our four reportable business segments, driven by the current economic recovery across our end markets in the diversified industrial sector. Net sales to diversified industrial customers grew 54.4% in fiscal 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets.  The inclusion of our Lubron acquisition contributed $2.1 million to the increased net sales to diversified industrial customers.  Net sales to aerospace and defense customers declined 0.9% in fiscal 2011 compared to the same period last fiscal year, mainly driven by a continued slowness in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $168.8 million in fiscal 2011, an increase of $34.5 million, or 25.7%, compared to $134.3 million for the same period in the prior year. Net sales to diversified industrial customers increased $27.0 million combined with a $7.5 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by stronger demand for military vehicles combined with continued improvement in construction and mining and the general industrial markets.  In addition, the inclusion of our Lubron acquisition contributed $2.1 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $98.9 million in fiscal 2011, an increase of $25.7 million, or 35.2%, compared to $73.2 million for the same period in the prior year.  Of this increase, net sales to the industrial sector contributed $23.1 million combined with an increase of $2.6 million in net sales to aerospace and defense customers.  This performance was favorably impacted by growth in the construction and mining markets, as well as increased activities by general industrial distributors.

The Ball Bearings segment achieved net sales of $40.6 million in fiscal 2011, a decrease of $4.8 million, or 10.6%, compared to $45.4 million for the same period in the prior year. Net sales to the aerospace and defense sector contributed $11.0 million to this decline which was offset by an increase of $6.2 million in the diversified industrial sector.  Aerospace and defense was negatively impacted by continued slowness in the business jet market and the general aerospace aftermarket offset by increased order activity from the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $27.3 million in fiscal 2011, an increase of $5.5 million, or 25.1%, compared to $21.8 million for the same period last year. Of this increase, $4.9 million was attributable to improvement in net sales of machine tool collets in Europe combined with an increase of $0.6 million due to increased demand for mechanical components.

Gross Margin.  Gross margin was $109.8 million, or 32.7% of net sales, in fiscal 2011, versus $84.6 million, or 30.8% of net sales, for the comparable period in fiscal 2010. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume offset by costs of $2.9 million associated with new large bearing product lines.

Selling, General and Administrative.  SG&A expenses increased by $5.3 million, or 11.3%, to $52.7 million in fiscal 2011 compared to $47.4 million for the same period in fiscal 2010. The increase of $5.3 million was primarily attributable to personnel-related cost increases, higher incentive stock compensation expense of $0.9 million, and an increase in business travel costs.  As a percentage of net sales, SG&A was 15.7% in fiscal 2011 compared to 17.3% for the same period in fiscal 2010.

Other, net.  Other, net in fiscal 2011 was $0.9 million compared to $2.5 million for the same period in fiscal 2010. In fiscal 2011, other, net consisted of a net gain of $1.1 million on the sale of assets and $0.1 million of other income offset by $1.4 million of amortization of intangibles, $0.5 million of bad debt expense and $0.2 million of restructuring costs. In fiscal 2010, other, net included $1.3 million of amortization of intangibles, $1.2 million of restructuring and moving expenses, primarily related to reductions in workforce and the consolidation of our Houston, Texas facility, and a loss of $0.2 million on the disposal of fixed assets offset by $0.2 million of other miscellaneous income.

Operating Income. The increase in operating income in three of our four reportable segments was driven primarily by the current recovery in our industrial business. Our operating income as a percentage of net sales increased in two of our four business segments as a result of the current economic recovery offset by expansion costs for our large bearing product lines.

 Operating income was $56.2 million, or 16.7% of net sales, in fiscal 2011 compared to $34.7 million, or 12.6% of net sales, in fiscal 2010. Operating income for the Plain Bearings segment was $45.9 million in fiscal 2011, or 27.2% of net sales, compared to $28.6 million for the same period last year, or 21.3% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2011 of $28.0 million, or 28.3% of net sales, compared to $21.0 million, or 28.7% of net sales, in fiscal 2010. The Ball Bearings segment achieved an operating income of $3.6 million, or 8.8% of net sales, in fiscal 2011, compared to $5.6 million, or 12.3% of net sales, for the same period in fiscal 2010. The Other segment achieved an operating income of $6.4 million, or 23.3% of net sales, in fiscal 2011, compared to $2.0 million, or 9.1% of net sales, for the same period in fiscal 2010.

Interest Expense, net.  Interest expense, net was $1.8 million in fiscal 2011 and fiscal 2010, respectively.

Other Non-Operating Expense (Income). Other non-operating expense was $1.5 million in fiscal 2011 compared to income of $0.1 million in fiscal 2010. The increase in expense of $1.6 million was primarily due to losses resulting from foreign exchange activity.

Income Before Income Taxes.  Income before taxes was $52.9 million in fiscal 2011 compared to income before taxes of $33.0 million in fiscal 2010.

Income Taxes.  Income tax expense in fiscal 2011 was $18.0 million compared to $8.6 million in fiscal 2010.  The effective income tax rate in fiscal 2011 was 34.1% compared to 26.1% in fiscal 2010.  The effective income tax rate for fiscal 2011 is different from the U.S. statutory rate due to a special manufacturing deduction in the U.S., which decreases the rate, and state income taxes which increase the rate. For fiscal 2010, the income tax expense of $8.6 million and the effective tax rate of 26.1% include the benefit of the Advanced Manufacturing Tax Credit under Internal Revenue Code 48C (“Section 48C Credit”).  Without consideration of this tax credit, the income tax expense would have been $11.3 million and the effective tax rate would have been 34.2% for fiscal 2010. In addition, the effective tax rate for fiscal 2010 is different from the U.S. statutory rate due to a tax holiday relating to the Schaublin facility in Switzerland, which decreases the rate. This holiday expired in March 2010.

Net Income.  Net income was $34.9 million in fiscal 2011 compared to net income of $24.4 million in fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales for fiscal 2010 were $274.7 million, a decrease of $81.1 million, or 22.8%, compared to $355.8 million for the same period in fiscal 2009. During fiscal 2010, we experienced net sales declines in all of our four segments, driven by lower demand across our end markets due to the weak economic climate. Overall, net sales to aerospace and defense customers fell 22.5% in fiscal 2010 compared to fiscal 2009, mainly driven by a slowdown in the business jet market and inventory liquidations by aircraft distributors. Net sales to diversified industrial customers decreased 23.2% in fiscal 2010 compared to fiscal 2009 as a result of the overall decline in the global industrial markets. This decline was offset by the inclusion of our Lubron acquisition which contributed $2.3 million of net sales to our diversified industrial customers in fiscal 2010.

The Plain Bearings segment achieved net sales of $134.3 million in fiscal 2010, a decrease of $32.4 million, or 19.4%, compared to $166.7 in fiscal 2009. The weak economy contributed to the overall net sales decline in this segment, with a $27.7 million decrease in net sales to aerospace and defense customers combined with a $7.0 million decline in net sales to diversified industrial customers. This decline was offset by the inclusion of our Lubron acquisition which contributed $2.3 million of net sales to our diversified industrial sector.

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

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $21.8 million in fiscal 2010, a decrease of $9.3 million, or 29.9%, compared to $31.1 million in fiscal 2009. Of this decrease, $6.8 million was attributable to a decline in the sale of machine tool collets in Europe combined with a decline of $2.5 million due to the general industrial decline for mechanical components.

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

Operating Income.  Operating income was $34.7 million, or 12.6% of net sales, in fiscal 2010 compared to $55.0 million, or 15.4% of net sales, in fiscal 2009. Operating income for the Plain Bearings segment was $28.6 million in fiscal 2010, or 21.3% of net sales, compared to $41.5 million in fiscal 2009, or 24.9% of net sales. The Roller Bearings segment achieved an operating income in fiscal 2010 of $21.0 million, or 28.7% of net sales, compared to $23.7 million, or 25.1% of net sales, in fiscal 2009. The Ball Bearings segment achieved an operating income of $5.6 million, or 12.3% of net sales, in fiscal 2010, compared to $14.5 million, or 22.7% of net sales, for the same period in fiscal 2009. The Other segment achieved an operating income of $2.0 million, or 9.1% of net sales, in fiscal 2010, compared to $2.4 million or 7.6% of net sales, for the same period in fiscal 2009. The decrease in operating income in all four of our business segments was driven by a decrease in volume due to the economic climate. Our operating income as a percentage of net sales declined in two of our four business segments as a result of the economic downturn and costs for our large bearing product lines.

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

Liquidity

On November 30, 2010, we and RBCA terminated the previous KeyBank Credit Agreement and the related credit, security and ancillary agreements, and entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides RBCA with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $100.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of April 2, 2011, we were in compliance with all such covenants.

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

On November 30, 2010, we borrowed approximately $30.0 million under the JP Morgan Credit Agreement and used such funds to repay the approximately $30.0 million balance outstanding under the KeyBank Credit Agreement. We paid down the $30.0 million outstanding revolver balance in the first quarter of fiscal 2012. Amounts outstanding under the new credit agreement are generally due and payable on the expiration date of November 30, 2015. We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Approximately $6.0 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 2, 2011, RBCA had the ability to borrow up to an additional $114.0 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.3 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of April 2, 2011, there were no borrowings under the Swiss Credit Facility.

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

Cash Flows

 Fiscal 2011 Compared to Fiscal 2010

In the fiscal year ended April 2, 2011, we generated cash of $50.0 million from operating activities compared to $41.2 million for the fiscal year ended April 3, 2010. The increase of $8.8 million was mainly a result of an increase of $10.5 million in net income and the net of non-cash charges of $2.5 million offset by a change in operating assets and liabilities of $0.8 million. The change in working capital investment was primarily attributable to an increase in inventory, an increase in accounts receivable and an increase in other non-current assets offset by a decrease in prepaid expenses and other current assets, an increase in accounts payable, an increase in accrued expenses and other current liabilities and an increase in other non-current liabilities.

Cash used for investing activities for fiscal 2011 included $10.4 million relating to capital expenditures compared to $9.9 million for fiscal 2010. This was offset by $3.2 million, net for the proceeds and purchase of short-term investments and by $2.4 million of proceeds from the sale of certain assets of our J. Bovagnet sales branch.

In fiscal 2011, financing activities used $5.4  million. This was primarily due to the $7.0 paydown of our revolver and $1.5 million related to financing fees related to our new credit agreement offset by $3.1 million, net proceeds from the exercise of stock options and repurchase of common stock.

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

Capital Expenditures

Our capital expenditures in fiscal 2011 were $10.4 million. We expect to make capital expenditures of approximately $11.0 to $14.0 million during fiscal 2012 in connection with our existing business. We have funded our fiscal 2011 capital expenditures, and expect to fund fiscal 2012 capital expenditures, principally through existing cash, internally generated funds and borrowings under our JP Morgan Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of April 2, 2011:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt(1)	$31,296	$30,546	$750	$—	$—
Capital lease obligations	255	119	136	—	—
Operating leases	17,501	4,727	7,167	4,049	1,558
Interest on fixed rate debt(2)	323	317	5	1	—
Interest on variable rate debt(3)	40	40	—	—	—
Pension and postretirement benefits	17,969	1,652	3,388	3,588	9,341
Total contractual cash obligations	$67,384	$37,401	$11,446	$7,638	$10,899

(1)
Includes the $30.0 million outstanding balance on the five-year senior secured revolving credit facility under our JP Morgan Credit Agreement, which expires on November 30, 2015 and $1.3 million notes payable.

(2)	Interest payments are calculated based on a fixed rate of 3.64% less the current LIBOR rate (per the interest rate swap agreement).

(3)
Interest payments are calculated based on the current LIBOR rate plus the applicable bank margin per our JP Morgan Credit Agreement.  To the extent that actual rates change, our interest rate obligations will change accordingly.

(4)
We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax benefit liability of $10.1 million will be paid to the respective taxing authorities.  These obligations are therefore excluded from the above table.

Quarterly Results of Operations

	Quarter Ended
	Apr. 2, 2011	Jan. 1, 2011	Oct. 2, 2010	July 3, 2010	Apr. 3, 2010	Dec. 26, 2009	Sept. 26, 2009	Jun. 27, 2009
	(Unaudited) (in thousands, except per share data)
Net sales	$88,898	$81,258	$83,095	$82,374	$79,832	$67,481	$63,657	$63,732
Gross margin	30,319	25,964	27,238	26,253	25,130	20,439	19,093	19,904
Operating income	16,054	12,204	13,888	14,047	11,515	8,139	7,237	7,779
Net income	$9,867	$7,386	$8,554	$9,061	$9,665	$5,249	$4,404	$5,067
Net income per common share:
Basic(1)(2)	$0.45	$0.34	$0.40	$0.42	$0.45	$0.24	$0.20	$0.23
Diluted(1)(2)	$0.44	$0.33	$0.39	$0.41	$0.44	$0.24	$0.20	$0.23

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Revenue Recognition.  In accordance with SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104,” we recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

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

Goodwill.  Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) is not amortized but instead is tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of our reporting units is calculated by the combination of a present value of future cash flow method and a multiple of EBITDA method. Although no changes are expected as a result of the comparison, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.00% at March 28, 2009  to 6.00% at April 3, 2010 and to 5.30% at April 2, 2011. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 8.25% in fiscal 2011 and fiscal 2010, respectively.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.00% to 5.00%) would have increased our pension expense for fiscal 2011 by approximately $0.2 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 6.00% to 7.00%) would have decreased our pension expense for fiscal 2011 by approximately $0.2 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 7.25%) would have increased our pension expense for fiscal 2011 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 9.25%) would have reduced our pension expense for fiscal 2011 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of April 2, 2011 by 1.00% (from 5.30% to 4.30%) would have increased the projected benefit obligation of our pension plans by approximately $2.5 million. Increasing the discount rate assumption used to determine the funded status as of April 2, 2011 by 1.00% (from 5.30% to 6.30%) would have reduced the projected benefit obligation of our pension plans by approximately $2.1 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our actual target allocation of plan assets was 60% equity and 40% fixed income investments as of April 2, 2011 compared to a 100% short-term investment allocation at April 3, 2010. We have developed  an asset allocation strategy for fiscal 2012 and beyond based on this allocation and will closely monitor these investments as the global financial market improves.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.7	4.5
Risk-free interest rate	1.48%	2.25%	1.78%
Expected volatility	47.1%	39.8%	42.8%

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of April 2, 2011, we had $30.0 million of indebtedness outstanding, none of which bore interest at floating rates after taking into account an interest rate swap agreement that we entered into to mitigate the effect of interest rate fluctuations. Under this agreement, we pay a fixed rate of interest of 3.64% and receive floating rates of interest based on one month LIBOR, as required. This agreement matures on June 24, 2011. Depending upon market conditions, we may enter into additional interest swap or hedge agreements (with counterparties that, in our judgment, have sufficient credit worthiness) to hedge our exposure against interest rate volatility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness.  Outstanding balances under our JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of April 2, 2011, our margin is 0.5% for prime rate loans (prime rate at April 2, 2011 was 3.25%) and 1.5% for LIBOR rate loans (one month LIBOR rate at April 2, 2011 was 0.25%).

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During fiscal 2011 and 2010, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreement, was 0% and 18% of our average outstanding debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through an interest rate swap agreement. This agreement effectively converts interest rate exposure from variable rates to fixed rates of interest. Please read Part II, Item 8. “Financial Statements and Supplementary Data” Note 2 “Summary of Significant Accounting Policies-Derivative Financial Instruments” and Note 11 “Debt”  included elsewhere in this Annual Report on Form 10-K which outline the principal and notional interest rates, fair values and other terms required to evaluate the expected cash flow from this agreement.

Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling.  Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were denominated in foreign currencies for fiscal 2011 compared to 15% of our net sales in fiscal 2010. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of April 2, 2011, our outstanding forward exchange contracts were not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended April 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at April 2, 2011 and April 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut
May 27, 2011

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	April 2, 2011	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$63,975	$21,389
Short-term investments	3,912	7,234
Accounts receivable, net of allowance for doubtful accounts of $1,490 in 2011 and $1,242 in 2010	60,095	53,978
Inventory	144,175	136,366
Deferred income taxes	9,145	6,249
Prepaid expenses and other current assets	4,040	9,287
Total current assets	285,342	234,503
Property, plant and equipment, net	88,408	89,537
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $7,810 in 2011 and $6,354 in 2010	12,121	12,665
Other assets	5,398	4,537
Total assets	$425,982	$375,955

See accompanying notes.

RBC Bearings Incorporated
Consolidated Balance Sheets (continued)
(dollars in thousands, except share and per share data)

	April 2, 2011	April 3, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,245	$18,897
Accrued expenses and other current liabilities	14,760	11,439
Current portion of long-term debt	30,546	1,453
Total current liabilities	69,551	31,789
Long-term debt, less current portion	750	37,000
Deferred income taxes	6,591	5,922
Other non-current liabilities	19,023	17,697
Total liabilities	95,915	92,408
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2011 and 2010; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2011 and 2010; issued and outstanding shares: 22,092,011 in 2011 and 21,902,761 in 2010	221	219
Additional paid-in capital	197,644	189,496
Accumulated other comprehensive (loss)	2,380	(1,672)
Retained earnings	135,395	100,527
Treasury stock, at cost, 186,658 shares in 2011 and 170,338 shares in 2010	(5,573)	(5,023)
Total stockholders' equity	330,067	283,547
Total liabilities and stockholders' equity	$425,982	$375,955

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Net sales	$335,625	$274,702	$355,796
Cost of sales	225,851	190,136	237,576
Gross margin	109,774	84,566	118,220
Operating expenses:
Selling, general and administrative	52,706	47,367	55,779
Other, net	875	2,529	7,471
Total operating expenses	53,581	49,896	63,250
Operating income	56,193	34,670	54,970
Interest expense, net	1,791	1,807	2,605
Loss on early extinguishment of debt	—	—	319
Other non-operating expense (income)	1,525	(147)	645
Income before income taxes	52,877	33,010	51,401
Provision for income taxes	18,009	8,625	16,947
Net income	$34,868	$24,385	$34,454
Net income per common share:
Basic	$1.61	$1.13	$1.60
Diluted	$1.58	$1.12	$1.58
Weighted average common shares:
Basic	21,678,626	21,590,421	21,570,979
Diluted	22,078,711	21,747,082	21,738,812

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity	Income
Balance at March 29, 2008	21,782,186	$218	$184,285	$1,312	$41,688	(113,322)	$(3,593)	$223,910
Net income	—	—	—	—	34,454	—	—	34,454	34,454
Repurchase of common stock	—	—	—	—	—	(10,000)	(336)	(336)
Stock-based compensation	—	—	2,502	—	—	—	—	2,502
Exercise of equity awards	12,800	—	253	—	—	(8,908)	(232)	21
Change in net prior service cost and actuarial losses, net of taxes of $144	—	—	—	233	—	—	—	233	233
Issuance of restricted stock	43,500	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax benefit of $360	—	—	—	(582)	—	—	—	(582)	(582)
Income tax benefit on exercise of non-qualified common stock options	—	—	99	—	—	—	—	99
Currency translation adjustments	—	—	—	(4,290)	—	—	—	(4,290)	(4,290)
Comprehensive income									29,815
Balance at March 28, 2009	21,838,486	218	187,139	(3,327)	76,142	(132,230)	(4,161)	256,011
Net income	—	—	—	—	24,385	—	—	24,385	24,385
Repurchase of common stock	—	—	—	—	—	(24,400)	(565)	(565)
Stock-based compensation	—	—	3,182	—	—	—	—	3,182
Exercise of equity awards	23,275	—	323	—	—	(13,708)	(297)	26
Change in net prior service cost and actuarial losses, net of tax benefit of $1,301	—	—	—	(2,189)	—	—	—	(2,189)	(2,189)
Issuance of restricted stock	41,000	1	(1)	—	—	—	—	—
Adjusted tax benefit from IRS settlement	—	—	(1,060)	—	—	—	—	(1,060)
Change in fair value of derivatives, net of taxes of $210	—	—	—	353	—	—	—	353	353
Income tax benefit on exercise of non-qualified common stock options	—	—	(87)	—	—	—	—	(87)
Unrealized gain on investments, net of taxes of $46	—	—	—	79	—	—	—	79	79
Currency translation adjustments	—	—	—	3,412	—	—	—	3,412	3,412
Comprehensive income									26,040
Balance at April 3, 2010	21,902,761	219	189,496	(1,672)	100,527	(170,338)	(5,023)	283,547
Net income	—	—	—	—	34,868	—	—	34,868	34,868
Stock-based compensation	—	—	4,057	—	—	—	—	4,057
Exercise of equity awards	164,450	2	3,135	—	—	(16,320)	(550)	2,587
Change in net prior service cost and actuarial losses, net of tax benefit of $777	—	—	—	(1,308)	—	—	—	(1,308)	(1,308)
Issuance of restricted stock	24,800	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $349	—	—	—	542	—	—	—	542	542
Income tax benefit on exercise of non-qualified common stock options	—	—	956	—	—	—	—	956
Unrealized loss on investments, net of tax benefit of $6	—	—	—	(11)	—	—	—	(11)	(11)
Currency translation adjustments	—	—	—	4,829	—	—	—	4,829	4,829
Comprehensive income									$38,920
Balance at April 2, 2011	22,092,011	$221	$197,644	$2,380	$135,395	(186,658)	$(5,573)	$330,067

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net income	$34,868	$24,385	$34,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,551	10,497	10,592
Excess tax benefits from stock-based compensation	(956)	87	(99)
Deferred income taxes	(1,146)	1,082	123
Amortization of intangible assets	1,420	1,333	1,568
Amortization of deferred financing costs	297	209	234
Stock-based compensation	4,057	3,182	2,502
(Gain) loss on disposition of assets	(1,076)	200	4,383
Loss on early extinguishment of debt (non-cash portion)	—	—	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,128)	9,570	1,487
Inventory	(6,279)	(612)	(11,056)
Prepaid expenses and other current assets	5,278	(341)	1,087
Other non-current assets	(611)	(1,155)	(1,446)
Accounts payable	4,976	(2,131)	(3,959)
Accrued expenses and other current liabilities	2,590	(6,281)	2,877
Other non-current liabilities	115	1,128	1,675
Net cash provided by operating activities	49,956	41,153	44,741
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,440)	(9,906)	(27,583)
Purchase of short-term investments	(1,845)	(7,219)	—
Proceeds from sale or maturities of short-term investments	5,043	—	—
Acquisition of businesses, net of cash acquired	—	(1,943)	(6,325)
Proceeds from sale of assets	2,397	15	568
Net cash used in investing activities	(4,845)	(19,053)	(33,340)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(7,000)	(30,000)	26,000
Repurchase of common stock	(550)	(862)	(569)
Exercise of stock options	3,137	323	253
Excess tax benefits from stock-based compensation	956	(87)	99
Payments of notes payable	(156)	(473)	(99)
Financing fees paid in connection with senior credit facility	(1,515)	—	—
Retirement of industrial revenue bonds	—	—	(15,500)
Other, net	(247)	(289)	(262)
Net cash (used in) provided by financing activities	(5,375)	(31,388)	9,922
Effect of exchange rate changes on cash	2,850	120	(625)
Cash and cash equivalents:
Increase (decrease) during the year	42,586	(9,168)	20,698
Cash, at beginning of year	21,389	30,557	9,859
Cash, at end of year	$63,975	$21,389	$30,557
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,433	$1,703	$2,365
Income taxes	$11,785	$8,704	$14,856

See accompanying notes.

RBC Bearings Incorporated
Notes to Consolidated Financial Statements
(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2011, 2010 and 2009, no one customer accounted for more than 8% of the Company's sales. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

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

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2011 contained 52 weeks, fiscal year 2010 contained 53 weeks and fiscal year 2009 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

Revenue is recognized upon the passage of title, which generally is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.  Accounts receivable, net of applicable allowances, is recorded when goods are shipped.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 4% and 6% of accounts receivables at April 2, 2011 and April 3, 2010, respectively.

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

Goodwill

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) is not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company’s reporting units is calculated by comparing the combination of the net present value of future cash flows method (Level 3 inputs) and a market approach method to the reporting units' carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Net income	$34,868	$24,385	$34,454
Denominator:
Denominator for basic net income per common share—weighted-average shares	21,678,626	21,590,421	21,570,979
Effect of dilution due to employee stock options	400,085	156,661	167,833
Denominator for diluted net income per common share—adjusted weighted-average shares	22,078,711	21,747,082	21,738,812
Basic net income per common share	$1.61	$1.13	$1.60
Diluted net income per common share	$1.58	$1.12	$1.58

At April 2, 2011, 8,000 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2011, 2010 and 2009 amounted to $4,705, $3,310 and $6,115, respectively. Net assets of the Company's foreign operations were $63,928 and  $50,241 at April 2, 2011 and April 3, 2010, respectively.

Fair Value of Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are within a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities that are measured on a recurring basis at April 2, 2011 consist of the Company’s interest rate swap agreement and short-term investments. The Company has measured the fair value of the swap agreement using observable market inputs such as yield curves (as provided by the financial institution with which the swap has been executed). Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. The fair value of this agreement reflects the estimated amount that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  The fair value of the short-term investments was determined using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets, and accounts payable and accruals approximate their fair value due to their short-term nature.

The carrying amounts of the Company's borrowings under its JP Morgan Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Investments	Total
Balance at March 29, 2008	$3,827	$(464)	$(2,051)	$—	$1,312
Currency translation	(4,290)	—	—	—	(4,290)
Change in fair value of derivatives, net of taxes	—	(582)	—	—	(582)
Net prior service cost and actuarial losses, net of taxes	—	—	233	—	233
Balance at March 28, 2009	(463)	(1,046)	(1,818)	—	(3,327)
Currency translation	3,412	—	—	—	3,412
Change in fair value of derivatives, net of taxes	—	353	—	—	353
Net prior service cost and actuarial losses, net of taxes	—	—	(2,189)	—	(2,189)
Unrealized gain on investments, net of taxes	—	—	—	79	79
Balance at April 3, 2010	2,949	(693)	(4,007)	79	(1,672)
Currency translation	4,829	—	—	—	4,829
Change in fair value of derivatives, net of taxes	—	542	—	—	542
Net prior service cost and actuarial losses, net of taxes	—	—	(1,308)	—	(1,308)
Unrealized gain on investments, net of taxes	—	—	—	(11)	(11)
Balance at April 2, 2011	$7,778	$(151)	$(5,315)	$68	$2,380

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company evaluated this new ASU and has determined that it will not have an impact on the determination or reporting of its financial results.

3.	Acquisitions and Dispositions

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain in the amount of $1,100 was realized from the sale of the assets in fiscal 2011.

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

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $3,804 and $7,043 at April 2, 2011 and April 3, 2010, respectively, and with maturity dates ranging from April 2011 to November  2012, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant.

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 2, 2011	$1,242	$478	$57	$(287)	$1,490
April 3, 2010	1,571	273	30	(632)	1,242
March 28, 2009	1,018	702	(3)	(146)	1,571

*Foreign currency and acquisition transactions.

6.	Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	April 2, 2011	April 3, 2010
Raw materials	$12,594	$10,392
Work in process	35,709	42,622
Finished goods	95,872	83,352
	$144,175	$136,366

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 2, 2011	April 3, 2010
Land	$9,782	$9,827
Buildings and improvements	35,070	35,077
Machinery and equipment	141,842	133,025
	186,694	177,929
Less: accumulated depreciation and amortization	98,286	88,392
	$88,408	$89,537

8.	Restructuring of Operations

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

9.	Goodwill and Amortizable Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	April 2, 2011	April 3, 2010
Roller	$15,684	$15,684
Plain	17,190	17,190
Ball	671	671
Other	1,168	1,168
	$34,713	$34,713

Intangible Assets

		April 2, 2011		April 3, 2010
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,189	$1,819	$6,083	$1,383
Customer relationships and lists	10	5,558	2,578	5,538	2,144
Trade names	11	1,387	840	1,380	709
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	4,658	917	3,884	530
Domain names	12	437	124	437	80
Other	5	980	810	975	786
Total		$19,931	$7,810	$19,019	$6,354

Amortization expense for definite-lived intangible assets during fiscal year 2011, 2010 and 2009 was $1,420, $1,333 and $1,568, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2012	$1,457
2013	1,458
2014	1,360
2015	1,362
2016	1,353
2017 and thereafter	5,131

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 2, 2011	April 3, 2010
Employee compensation and related benefits	$6,303	$4,322
Taxes	3,248	2,192
Insurance	1,670	770
Interest rate swap	240	1,131
Other	3,299	3,024
	$14,760	$11,439

11.	Debt

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of April 2, 2011, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

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

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of April 2, 2011, the Company was in compliance with all such covenants.

Approximately $6,002 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 2, 2011, RBCA had the ability to borrow up to an additional $113,998 under the JP Morgan Credit Agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company pays interest at a fixed rate (3.64%) and receives interest at variable rates. The maturity date of the interest swap is June 24, 2011. The fair value of this swap at April 2, 2011 was a liability of $240, included in other current liabilities, and was measured using observable market inputs such as yield curves. Based on these inputs, the swap is classified as a Level 2 of the valuation hierarchy. This instrument is designated and qualifies as a cash flow hedge. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction. Earnings effect and the hedged item are reported in interest expense.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,334, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of April 2, 2011, there were no borrowings under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	April 2, 2011	April 3, 2010
JP Morgan Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.25% plus a margin of 1.50% at April 2, 2011)	$30,000	$—
KeyBank Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at the prime rate or LIBOR, plus a specified margin, depending on the type of borrowing being made (prime rate 3.25% and LIBOR 0.25% at April 3, 2010)	—	37,000
Notes Payable	1,296	1,453
Total Debt	31,296	38,453
Less: Current Portion	30,546	1,453
Long-Term Debt	$750	$37,000

The Company paid off  the $30,000 outstanding under the revolving credit facility in the first quarter of fiscal 2012. As a result, the $30,000 borrowing  is included in the current portion of long-term debt as of April 2, 2011, along with a $546 note payable related to the acquisition of Lubron. The current portion of long-term debt as of April 3, 2010 includes a $703 note payable related to the acquisition of Lubron and a $750 note payable related to the AllPower acquisition.

Maturities of debt are as follows:

2012	$30,546
2013	750

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	April 2, 2011	April 3, 2010
Non-current pension liability	$2,985	$1,730
Other postretirement benefits	2,494	2,652
Non-current income tax liability	10,056	8,747
Deferred compensation	3,181	4,017
Other	307	551
	$19,023	$17,697

13.	Pension Plans

At April 2, 2011, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	April 2, 2011	April 3, 2010
Cash and cash equivalents	$688	$19,292
U.S. equity mutual funds	13,166	—
Fixed income mutual funds	5,589	—
	$19,443	$19,292

The fair value of the above investments is determined using quoted market prices of identical instruments.  Therefore, the valuation inputs within the fair value hierarchy established by ASC820 are classified as Level 1.

The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a March 31 measurement date for its plan.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at April 2, 2011 and April 3, 2010:

	April 2, 2011	April 3, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$21,022	$18,842
Service cost	336	307
Interest cost	1,212	1,279
Actuarial loss	1,421	2,133
Benefits paid	(1,563)	(1,539)
Benefit obligation at end of year	$22,428	$21,022
Change in plan assets:
Fair value of plan assets at beginning of year	$19,292	$19,783
Actual return on plan assets	214	48
Employer contributions	1,500	1,000
Benefits paid	(1,563)	(1,539)
Fair value of plan assets at end of year	$19,443	$19,292

(Under) funded status at end of year	$(2,985)	$(1,730)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$—	$—
Non-current liabilities	(2,985)	(1,730)
Net liability recognized	$(2,985)	$(1,730)

Amounts recognized in accumulated other comprehensive loss:

	April 2, 2011	April 3, 2010

Prior service cost	$218	$270
Net actuarial loss	8,022	5,702
Accumulated other comprehensive loss	$8,240	$5,972

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2012:

Prior service cost	$47
Net actuarial loss	685
Total	$732

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended April 2, 2011:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Components of net periodic benefit cost:
Service cost	$336	$307	$441
Interest cost	1,212	1,280	1,211
Expected return on plan assets	(1,525)	(1,574)	(1,691)
Amortization of prior service cost	53	49	40
Amortization of losses	412	25	—
Additional amount recognized due to curtailment	—	(8)	—
Net periodic benefit cost	$488	$79	$1

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2011	FY 2010	FY 2009
Discount rate	6.00%	7.00%	6.25%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

The discount rate used in determining the funded status as of April 2, 2011 and April 3, 2010 was 5.30% and 6.00%, respectively.

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

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company's target allocation of plan assets was 60% equity and 40% fixed income as of April 2, 2011 compared to a 100 % short-term investment allocation as of April 3, 2010. The Company has developed this asset allocation strategy for fiscal 2012 and beyond and will closely monitor its investment program as the global financial markets improve.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2011.

2012	$1,436
2013	1,445
2014	1,506
2015	1,539
2016	1,616
2017-2021	8,230

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 132 employees in conformance with Swiss pension law.  The plan is funded with a reputable (S&P rating AA-) Swiss insurer.  Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement.  As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return.  Thus, the net periodic cost is equal to the amount of annual premium paid by the Company.  For fiscal years 2011, 2010 and 2009, the Company made contribution and premium payments equal to $621, $644 and $588, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions which equaled 30% of the first 6% of eligible employee compensation.  Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan.  At the beginning of fiscal year 2011, the Company resumed employer contributions which equaled 10% of the first 3.5% of eligible employee compensation. Employer contributions under this plan amounted to $316, $0 and $568 in fiscal 2011, 2010 and 2009, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their  salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation.  The Company made contributions equal to the lesser of 50% of the deferrals, or 3.5% of the employees' annual salary, which vest in full after one year of service following the effective date of the SERP.  Effective January 1, 2009, the Company temporarily suspended the employer contribution to this plan, and contributions remained suspended in fiscal 2011.  Employer contributions under this plan amounted to $0, $0 and $131 in fiscal 2011, 2010 and 2009, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at April 2, 2011 and April 3, 2010:

	April 2, 2011	April 3, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$2,907	$3,153
Service cost	35	44
Interest cost	146	190
Actuarial (gain) loss	(173)	(47)
Benefits paid	(205)	(227)
Gain on curtailment	—	(206)
Benefit obligation at end of year	$2,710	$2,907
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	205	227
Benefits paid	(205)	(227)
Fair value of plan assets at end of year	$—	$—

(Under) funded status at end of year	$(2,710)	$(2,907)
Amounts recognized in the consolidated balance sheet:
Current liability	$(216)	$(255)
Non-current liability	(2,494)	(2,652)
Net liability recognized	$(2,710)	$(2,907)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$37	$40
Net actuarial loss	170	349
Accumulated other comprehensive loss	$207	$389

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2012:
Prior service cost	$3
Net actuarial loss	15
Total	$18

	Fiscal Year Ended
Components of net periodic benefit cost:	April 2, 2011	April 3, 2010	March 28, 2009
Service cost	$35	$44	$49
Interest cost	146	190	200
Prior service cost amortization	3	29	1
Amount of loss recognized	6	2	22
Gain on curtailment	—	(100)	—
Net periodic benefit cost	$190	$165	$272

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 5.30% at April 2, 2011 and 6.00% at April 3, 2010. The discount rate used in determining the net periodic benefit cost was 6.00% for fiscal 2011, 7.00% for fiscal 2010 and 6.50% for fiscal 2009. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2011, 2010 and 2009.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2011:

2012	$216
2013	217
2014	220
2015	212
2016	221
2017-2021	1,111

15.          Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Domestic	$46,349	$29,238	$44,011
Foreign	6,528	3,772	7,390
	$52,877	$33,010	$51,401

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Current:
Federal	$14,595	$4,870	$14,224
State	2,738	2,212	1,326
Foreign	1,822	461	1,274
	19,155	7,543	16,824
Deferred:
Federal	(733)	1,446	22
State	(413)	(364)	101
	(1,146)	1,082	123
Total	$18,009	$8,625	$16,947

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Income taxes using U.S. federal statutory rate	$18,507	$11,554	$17,990
State income taxes, net of federal benefit	1,374	1,381	1,105
Domestic production activities deduction	(1,367)	(526)	(842)
Foreign rate differential	(463)	(859)	(1,312)
Advanced energy manufacturing tax credit	—	(2,665)	—
Other	(42)	(260)	6
	$18,009	$8,625	$16,947

Net deferred tax assets (liabilities) consist of the following:

	April 2, 2011	April 3, 2010
Deferred tax assets (liabilities):
Postretirement benefits	$880	$942
Employee compensation accruals	2,012	1,042
State net operating losses	1,055	918
Inventory	6,504	4,625
Stock compensation	2,827	1,998
Pension	1,072	598
State tax	2,153	1,655
Fair value of derivative	90	422
Other	2,107	1,846
Valuation allowance	(353)	(353)
Total deferred tax assets	18,347	13,693
Deferred tax liabilities:
Property, plant and equipment	(11,440)	(9,090)
Intangible assets	(4,353)	(4,276)
Total deferred tax liabilities	(15,793)	(13,366)
Net deferred tax assets	$2,554	$327

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $46,435 at April 2, 2011 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations.  Schaublin had a tax holiday that provided a 75% reduction of the statutory rate relating to its Swiss facility.  This resulted in a tax benefit of approximately $1,000 and $1,200 in fiscal 2010 and 2009, respectively.  This tax holiday expired in March 2010.

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

At April 2, 2011, the Company has state net operating losses in different jurisdictions at varying amounts up to $20,400, which expire at various dates through 2026. The Company's tax returns are subject to review and examination by various taxing authorities, which could result in changes to accrued tax estimates.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2003. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2005. A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during fiscal 2011.  As a result, the Company recognized certain previously unrecognized tax benefits of $576 in fiscal 2011 on the basis that the related tax positions have been effectively settled.  The Company maintains reserves for certain federal and state unrecognized tax benefits of $4,511 which, based on management’s judgement, the tax positions have not been effectively settled.  Management deems it reasonably possible that such tax positions may be effectively settled by the end of the Company’s fiscal year ending March 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at March 28, 2009	$7,409
Increases for tax positions taken during the current period	1,341
Decrease due to a settlement with taxing authorities	(541)
Balance at April 3, 2010	8,209
Increases for tax positions taken during the current period	1,355
Decrease due to a settlement with taxing authorities	(576)
Balance at April 2, 2011	$8,988

The increase in tax positions is a result of federal tax credits and state income taxes. The decrease in tax positions is due to the Company’s conclusion of an IRS audit. Substantially all of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company recognized a charge of $529 and a benefit of $205 of interest and penalties on its statement of operations for the fiscal years ended April 2, 2011 and April 3, 2010, respectively. The Company has approximately $1,068 and $538 of accrued interest and penalties at April 2, 2011 and April 3, 2010, respectively.

The American Recovery and Reinvestment Act of 2009 provides for a new Advanced Energy Manufacturing Credit under Internal Revenue Code 48C (“Section 48C credit”).  This 30% investment credit on qualified property is a collaborative effort of the Internal Revenue Service and the Department of Energy.  Its purpose is to encourage the re-equipment, expansion, or establishment of a manufacturing facility for the production of qualified advanced energy property.  This Section 48C credit is generally allowed in the taxable year in which the eligible property is placed in service by the taxpayer.  On January 7, 2010, the Company was notified by the Internal Revenue Service that it has received an award of $4,200 related to the recently completed investment in the Company’s Houston, Texas facility.  This facility was placed in service by the Company in fiscal 2010. As such, the net benefit of this credit was recorded in fiscal 2010.

16.          Stockholders' Equity

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expires in July 2011, is to be governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of April 2, 2011, there were outstanding options to purchase 37,050 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the plan.

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

Stock Options.  Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of April 2, 2011, there were outstanding options to purchase 1,655,002 shares of common stock granted under the 2005 Long-Term Incentive Plan, 1,099,523 of which were exercisable.

Restricted Stock.  Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of April 2, 2011, there were 98,095 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of April 2, 2011 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 3, 2010	1,850,502	$21.47	5.3	$19,155
Awarded	8,000	32.61
Exercised	(164,450)	19.08
Forfeitures	(2,000)	31.91
Outstanding, April 2, 2011	1,692,052	$21.75	4.4	$28,959

Exercisable, April 2, 2011	1,136,573	$19.85	4.2	$21,601

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:
	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.7	4.5
Risk-free interest rate	1.48%	2.25%	1.78%
Expected volatility	47.1%	39.8%	42.8%

The weighted average fair value per share of options granted was $13.50 in fiscal 2011, $8.86 in fiscal 2010 and $7.69 in fiscal 2009.

As of April 2, 2011, there was $4,707 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options that vested in fiscal 2011, 2010 and 2009 was $10,213, $5,775 and $1,592, respectively. The total intrinsic value of options exercised in fiscal 2011, 2010 and 2009 was $2,848, $364 and $259, respectively.

Of the total awards outstanding at April 2, 2011, 1,658,707 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $21.67, an intrinsic value of $28,519, and a weighted average contractual term of 4.4 years.

A summary of the status of the Company’s restricted stock outstanding as of April 2, 2011 and changes during the year then ended is presented below.
	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, April 3, 2010	122,775	$24.51
Granted	25,000	33.04
Vested	(49,480)	23.96
Forfeitures	(200)	31.91
Non-vested, April 2, 2011	98,095	$26.94

The Company recorded $1,440 (net of taxes of $504) in compensation in fiscal 2011 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $1,867 at April 2, 2011. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

17.          Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $4,560, $4,186 and $3,945 in fiscal 2011, 2010 and 2009, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2011, 2010 and 2009 aggregated $1,324, $1,295 and $1,341, respectively.

Certain of the above leases are renewable while none bear material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2012	$4,727
2013	4,050
2014	3,117
2015	2,657
2016	1,392
2017 and thereafter	1,558
$17,501

As of April 2, 2011, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2012 or 2013.

Investigation and remediation of contamination is ongoing at some of the Company's sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company's facility in Hartsville, South Carolina and a corrective action plan at the Company’s facility in Clayton, Georgia. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility.  The corrective action plan is in the early stages. Although there can be no assurance, the Company does not expect the costs associated with the above sites to be material.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its financial position or results of operations. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. The Company currently maintains insurance coverage for product liability claims.

18.          Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
(Gain) loss on disposition of assets	$(1,076)	$200	$4,377
Plant consolidation and moving costs	219	1,199	1,081
Provision for doubtful accounts	478	10	394
Amortization of intangibles	1,420	1,333	1,568
Other expense (income)	(166)	(213)	51
	$875	$2,529	$7,471

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

The accounting policies of the reportable segments are the same as those described in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies.” Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment's operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Fiscal Year Ended
	April 2, 2011	April 3, 2010	March 28, 2009
Net External Sales
Plain	$168,777	$134,303	$166,658
Roller	98,942	73,164	94,428
Ball	40,637	45,442	63,625
Other	27,269	21,793	31,085
	$335,625	$274,702	$355,796
Operating Income
Plain	$45,896	$28,554	$41,517
Roller	27,976	20,969	23,697
Ball	3,594	5,594	14,474
Other	6,350	1,992	2,375
Corporate	(27,623)	(22,439)	(27,093)
	$56,193	$34,670	$54,970
Total Assets
Plain	$282,814	$242,973	$218,922
Roller	121,621	105,912	94,391
Ball	44,825	45,819	52,075
Other	19,662	7,904	8,952
Corporate	(42,940)	(26,653)	7,727
	$425,982	$375,955	$382,067
Capital Expenditures
Plain	$2,736	$2,369	$3,001
Roller	4,058	1,544	5,885
Ball	1,200	5,610	17,793
Other	340	313	750
Corporate	2,106	70	154
	$10,440	$9,906	$27,583
Depreciation & Amortization
Plain	$4,756	$4,583	$5,466
Roller	3,809	3,636	3,635
Ball	2,304	1,561	907
Other	838	1,205	1,441
Corporate	1,264	845	711
	$12,971	$11,830	$12,160

Geographic External Sales
Domestic	$289,536	$234,329	$301,413
Foreign	46,089	40,373	54,383
	$335,625	$274,702	$355,796
Geographic Long-Lived Assets
Domestic	$81,714	$84,718	$84,082
Foreign	6,694	4,819	3,615
	$88,408	$89,537	$87,697
Intersegment Sales
Plain	$1,954	$1,692	$1,846
Roller	12,378	8,331	10,393
Ball	1,413	3,764	7,793
Other	18,455	15,416	19,283
	$34,200	$29,203	$39,315

All intersegment sales are eliminated in consolidation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 2, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2011 as required by Securities Exchange Act of 1934.  In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 2, 2011.

The effectiveness of our internal control over financial reporting as of April 2, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut
May 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended April 2, 2011, and our report dated May 27, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut
May 27, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 2, 2011 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.   Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 2, 2011 and April 3, 2010

Consolidated Statements of Operations for the years ended April 2, 2011, April 3, 2010 and March 28, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended April 2, 2011, April 3, 2010 and March 28, 2009

Consolidated Statements of Cash Flows for the years ended April 2, 2011, April 3, 2010 and March 28, 2009

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

10.2
Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

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

10.8
Employment Agreement, dated as of July 1, 2005, between the RBC Bearings Incorporated and Michael J. Hartnett, Ph.D filed as Exhibit 10.19 to Amendment No. 4 to the Registration Statement dated August 8, 2005 is hereby incorporated by reference herein.

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
10.20
Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein,  J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.21
Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.22
Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.23
Employment Agreement, effective April 4, 2010, between RBC Bearings Incorporated and Michael J. Hartnett Ph.D. filed as Exhibit 10.1 to Form 8-K dated April 26, 2010 is hereby incorporated by reference herein.

10.24
Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.

10.25
Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.

14.1	Code of Ethics of the Registrant filed as Exhibit 14 to Form 10-Q dated February 14, 2006 is hereby incorporated by reference herein.
16.1
Letter to the Securities and Exchange Commission, dated June 10, 2010, from Ernst & Young LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated June 15, 2010 is hereby incorporated by reference herein.

16.2
Letter to the Securities and Exchange Commission, dated January 27, 2011 from PricewaterhouseCoopers LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated January 27, 2011 is hereby incorporated by reference herein.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 27, 2011

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: May 27, 2011

/s/ Thomas M. Burigo	Corporate Controller
Thomas M. Burigo
Date: May 27, 2011

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 27, 2011

/s/ Alan B. Levine	Director
Alan B. Levine
Date: May 27, 2011

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 27, 2011

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: May 27, 2011