Form 10-Q
period 2011-07-02
RBC Bearings INC
filed 2011-08-09
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011

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

As of July 29, 2011, RBC Bearings Incorporated had 21,936,814 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	July 2, 2011	April 2, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,973	$63,975
Short-term investments	250	3,912
Accounts receivable, net of allowance for doubtful accounts of $1,568 at July 2, 2011 and $1,490 at April 2, 2011	64,798	60,095
Inventory	150,352	144,175
Deferred income taxes	10,060	9,145
Prepaid expenses and other current assets	2,541	4,040
Total current assets	278,974	285,342
Property, plant and equipment, net	87,350	88,408
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $8,176 at July 2, 2011 and $7,810 at April 2, 2011	11,881	12,121
Other assets	5,589	5,398
Total assets	$418,507	$425,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,734	$24,245
Accrued expenses and other current liabilities	21,996	14,760
Current portion of long-term debt	1,147	30,546
Total current liabilities	45,877	69,551
Long-term debt, less current portion	—	750
Deferred income taxes	6,556	6,591
Other non-current liabilities	19,797	19,023
Total liabilities	72,230	95,915

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at July 2, 2011 and April 2, 2011; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at July 2, 2011 and April 2, 2011; issued and outstanding shares: 22,114,161 at July 2, 2011 and 22,092,011 shares at April 2, 2011	221	221
Additional paid-in capital	199,458	197,644
Accumulated other comprehensive gain	6,064	2,380
Retained earnings	146,107	135,395
Treasury stock, at cost, 186,658 shares at July 2, 2011 and April 2, 2011, respectively	(5,573)	(5,573)
Total stockholders' equity	346,277	330,067
Total liabilities and stockholders' equity	$418,507	$425,982

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010
Net sales	$93,333	$82,374
Cost of sales	61,537	56,121
Gross margin	31,796	26,253
Operating expenses:
Selling, general and administrative	14,533	12,492
Other, net	250	(286)
Total operating expenses	14,783	12,206
Operating income	17,013	14,047
Interest expense, net	472	392
Other non-operating expense	196	370
Income before income taxes	16,345	13,285
Provision for income taxes	5,633	4,224
Net income	$10,712	$9,061
Net income per common share:
Basic	$0.49	$0.42
Diluted	$0.48	$0.41
Weighted average common shares:
Basic	21,833,754	21,609,648
Diluted	22,308,598	21,977,152

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Three Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$10,712	$9,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,190	2,862
Excess tax benefits from deferred compensation	(388)	—
Deferred income taxes	(950)	(514)
Amortization of intangible assets	367	346
Amortization of deferred financing costs	81	59
Stock-based compensation	1,005	1,010
(Gain) loss on disposition or sale of assets	48	(1,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,985)	(2,098)
Inventory	(4,545)	869
Prepaid expenses and other current assets	1,514	3,804
Other non-current assets	(740)	222
Accounts payable	(1,757)	509
Accrued expenses and other current liabilities	7,423	3,168
Other non-current liabilities	10	(2,320)
Net cash provided by operating activities	11,985	15,912

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,955)	(2,052)
Purchase of short-term investments	—	(347)
Proceeds from sale or maturities of short-term investments	3,633	—
Proceeds from sale of assets	40	2,375
Net cash provided by (used) in investing activities	1,718	(24)

Cash flows from financing activities:
Net decrease in revolving credit facility	(30,000)	(7,000)
Exercise of stock options	421	—
Excess tax benefits from stock-based compensation	388	—
Other, net	(202)	(110)
Net cash used in financing activities	(29,393)	(7,110)
Effect of exchange rate changes on cash	2,688	123

Cash and cash equivalents:
Increase (decrease) during the period	(13,002)	8,901
Cash, at beginning of period	63,975	21,389

Cash, at end of period	$50,973	$30,290

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The April 2, 2011 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

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

The results of operations for the three month period ended July 2, 2011 are not necessarily indicative of the operating results for the full year. The three month periods ended July 2, 2011 and July 3, 2010 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. This new ASU did not have an impact on the determination or reporting of the Company’s financial results for the quarter ending July 2, 2011.

1.  Disposition

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain of $1,100  was realized from the sale of the assets in the three month period ended July 3, 2010.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 2, 2011	July 3, 2010

Net income	$10,712	$9,061

Denominator for basic net income per common share—weighted-average shares outstanding	21,833,754	21,609,648
Effect of dilution due to employee stock options and unvested restricted stock shares	474,844	367,504
Denominator for diluted net income per common share — weighted-average shares outstanding	22,308,598	21,977,152

Basic net income per common share	$0.49	$0.42

Diluted net income per common share	$0.48	$0.41

Basic weighted-average common shares do not include 89,762 and 147,775 unvested restricted stock shares at July 2, 2011 and July 3, 2010, respectively.

At July 2, 2011, 8,000 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  523,700 such options were excluded at July 3, 2010.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $250 and $3,804 at July 2, 2011 and April 2, 2011 respectively, and with a maturity date of July 2011, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  The impact of these investments on results of operations and financial position was not significant. During the quarter ended July 2, 2011, $3,549 in corporate bonds were either sold or matured. As a result, the Company recognized a gain of $84 which was recorded in other non-operating expense.

5.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	July 2, 2011	April 2, 2011
Raw materials	$13,467	$12,594
Work in process	38,105	35,709
Finished goods	98,780	95,872
	$150,352	$144,175

6.  Intangible Assets

		July 2, 2011		April 2, 2011
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,189	$1,923	$6,189	$1,819
Customer relationships and lists	10	5,558	2,684	5,558	2,578
Trade names	11	1,386	874	1,387	840
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	4,785	1,024	4,658	917
Domain names	12	437	135	437	124
Other	5	980	814	980	810
Total		$20,057	$8,176	$19,931	$7,810

Amortization expense for definite-lived intangible assets for the three month periods ended July 2, 2011 and July 3, 2010 was $367 and $346, respectively. Estimated amortization expense for the remaining nine months of fiscal 2012, the five succeeding fiscal years and thereafter is as follows:

2012	$1,102
2013	1,469
2014	1,371
2015	1,373
2016	1,364
2017	1,253
2018 and thereafter	3,949

7.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended
	July 2, 2011	July 3, 2010
Net income	$10,712	$9,061
Net prior service pension cost and actuarial losses, net of taxes	(140)	74
Change in fair value of derivatives, net of taxes	151	126
Change in unrealized loss on investments, net of taxes	(67)	(15)
Foreign currency translation adjustments	3,740	(1,425)
Total comprehensive income	$14,396	$7,821

8.     Debt

The balances payable under all borrowing facilities are as follows:
	July 2, 2011	April 2, 2011
JP Morgan Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.25% plus a margin of 1.50% at April 2, 2011)	$—	$30,000
Notes payable	1,147	1,296
Total debt	1,147	31,296
Less: current portion	1,147	30,546
Long-term debt	$—	$750

On November 30, 2010, the Company entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides RBCA, as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of July 2, 2011, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of July 2, 2011, the Company was in compliance with all such covenants.

Approximately $5,771 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 2, 2011, RBCA had the ability to borrow up to an additional $144,229 under the JP Morgan Credit Agreement.

On January 8, 2008, the Company entered into an interest rate swap agreement with a total notional value of $30,000 to hedge a portion of its variable rate debt. Under the terms of the agreement, the Company paid interest at a fixed rate (3.64%) and received interest at variable rates. The fair value of this swap at April 2, 2011 was a liability of $240, included in other current liabilities, and was measured using observable market inputs such as yield curves.  Based on these inputs, the swap was classified as a Level 2 of the valuation hierarchy. This instrument was designated and qualified as a cash flow hedge. Accordingly, the gain or loss on the hedging instrument was recognized in other comprehensive income and reclassified into earnings contemporaneously with the earnings effect of the hedged transaction.  Earnings effect and the hedged item are reported in interest expense. This swap agreement expired on June 24, 2011.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 Swiss francs, or $4,733, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of July 2, 2011, there were no borrowings under the Swiss Credit Facility.

9.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2004.

The effective income tax rates for the three month periods ended July 2, 2011 and July 3, 2010 were 34.5% and 31.8%, respectively. The effective income tax rates for the three month periods ended July 2, 2011 and July 3, 2010 are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decreases the rate, and state income taxes which increase the rate.

The effective income tax rate for the three month period ended July 3, 2010 of 31.8% includes the reversal of unrecognized tax benefits associated with the conclusion of the Company’s IRS audit; a U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during fiscal 2011.  The effective income tax rate for the three month period ended July 3, 2010 without this discrete item would have been 35.2%.  The Company maintains reserves for certain other unrecognized tax benefits of $2,525 related to this matter based on management’s judgment that the related tax positions have not yet been effectively settled. Management expects such tax positions to be settled by the end of the Company’s fiscal year ending March 31, 2012.

10.	Segment Information

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

	Three Months Ended
	July 2, 2011	July 3, 2010
Net External Sales
Plain	$47,148	$42,661
Roller	28,166	23,428
Ball	10,088	10,037
Other	7,931	6,248
	$93,333	$82,374

Operating Income
Plain	$12,842	$12,925
Roller	8,614	6,511
Ball	822	(43)
Other	2,113	1,396
Corporate	(7,378)	(6,742)
	$17,013	$14,047

Geographic External Sales
Domestic	$78,466	$71,612
Foreign	14,867	10,762
	$93,333	$82,374
Intersegment Sales
Plain	$583	$446
Roller	4,029	2,634
Ball	367	297
Other	5,288	4,575
	$10,267	$7,952

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation:  (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 2, 2011.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.  The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Backlog, as of July 2, 2011, was $206.4 million versus $167.0 million as of July 3, 2010. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	July 2, 2011	July 3, 2010
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	34.1	31.9
Selling, general and administrative	15.6	15.2
Other, net	0.3	(0.4)
Operating income	18.2	17.1
Interest expense, net	0.5	0.5
Other non-operating expense	0.2	0.5
Income before income taxes	17.5	16.1
Provision for income taxes	6.0	5.1

Net income	11.5	11.0

Three Month Period Ended July 2, 2011 Compared to Three Month Period Ended July 3, 2010

Net Sales.  Net sales for the three month period ended July 2, 2011 were $93.3 million, an increase of $10.9 million, or 13.3%, compared to $82.4 million for the same period in the prior fiscal year. During the three month period ended July 2, 2011, we experienced a net sales increase in all four of our reportable segments, driven primarily by stronger demand across our end markets in the diversified industrial sector as the economic climate continues to show signs of improvement. Net sales to diversified industrial customers grew 11.9% in the three month period ended July 2, 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction and mining, semiconductor and the general industrial markets.  Net sales to aerospace and defense customers grew 15.0% in the three month period ended July 2, 2011 compared to the same period last fiscal year, mainly driven by build rates by major aircraft manufacturers combined with the beginning signs of improvement in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $47.1 million for the three month period ended July 2, 2011, an increase of $4.4 million, or 10.5%, compared to $42.7 million for the same period in the prior fiscal year. Net sales to aerospace and defense customers contributed $4.9 million to the increase, offset by a decline of $0.5 million in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $28.2 million for the three month period ended July 2, 2011, an increase of $4.8 million, or 20.2%, compared to $23.4 million for the same period in the prior fiscal year. Of this increase, net sales to the diversified industrial sector contributed $3.4 million combined with a $1.4 million increase in net sales to aerospace and defense customers.

The Ball Bearings segment achieved net sales of $10.1 million for the three month period ended July 2, 2011, an increase of $0.1 million, or 0.5%, compared to $10.0 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector grew $0.6 million offset by a decline of $0.5 million in net sales to the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $7.9 million for the three month period ended July 2, 2011, an increase of $1.7 million, or 26.9%, compared to $6.2 million for the same period last fiscal year.

Gross Margin.  Gross margin was $31.8 million, or 34.1% of net sales, for the three month period ended July 2, 2011, versus $26.3 million, or 31.9% of net sales, for the comparable period in fiscal 2011. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume and the benefits of manufacturing improvements.

Selling, General and Administrative.  SG&A expenses increased by $2.0 million, or 16.3%, to $14.5 million for the three month period ended July 2, 2011 compared to $12.5 million for the same period in fiscal 2011. As a percentage of net sales, SG&A was 15.6% for the three month period ended July 2, 2011 compared to 15.2% for the three month period ended July 3, 2010. The increase of $2.0 million was primarily attributable to personnel-related cost increases and professional fees.

Other, net.  Other, net for the three month period ended July 2, 2011 was expense of $0.3 million, an increase of $0.6 million, compared to income of $0.3 million for the same period last fiscal year.  For the three month period ended July 2, 2011, other, net consisted of $0.4 amortization of intangibles offset by miscellaneous income of $0.1 million. For the three month period ended July 3, 2010, other, net consisted of a net gain of $1.1 million on the sale of assets offset by $0.3 million of amortization of intangibles, $0.4 million of bad debt expense and $0.1 million of other items.

Operating Income. The increase in operating income in three of our four reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate continues to show signs of improvement.

Operating income was $17.0 million, or 18.2% of net sales, for the three month period ended July 2, 2011 compared to $14.0 million, or 17.1% of net sales, for the three month period ended July 3, 2010. Operating income for the Plain Bearings segment was $12.8 million for the three month period ended July 2, 2011, or 27.2% of net sales, compared to $12.9 million for the same period last fiscal year, or 30.3% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended July 2, 2011 of $8.6 million, or 30.6% of net sales, compared to $6.5 million, or 27.8% of net sales, for the three month period ended July 3, 2010.  Our Ball Bearings segment reported operating income of $0.8 million, or 8.1% of net sales, for the three month period ended July 2, 2011, compared to an operating loss of $(0.1) million, or (0.4)% of net sales, for the same period in fiscal 2011. Our Other segment achieved operating income of $2.1 million, or 26.6% of net sales, for the three month period ended July 2, 2011, compared to $1.4 million, or 22.3% of net sales, for the same period in fiscal 2011.

Interest Expense, net.  Interest expense, net increased by $0.1 million to $0.5 million in the three month period ended July 2, 2011, compared to $0.4 million in the same period last fiscal year.

Other Non-Operating Expense.  We incurred a foreign exchange loss of $0.2 million for the three month period ended July 2, 2011 compared to a loss of $0.4 million in the same period last fiscal year.

Income Before Income Taxes.  Income before taxes increased by $3.0 million, to $16.3 million for the three month period ended July 2, 2011 compared to $13.3 million for the three month period ended July 3, 2010.

Income Taxes.  Income tax expense for the three month period ended July 2, 2011 was $5.6 million compared to $4.2 million for the three month period ended July 3, 2010. Our effective income tax rate for the three month period ended July 2, 2011 was 34.5% compared to 31.8% for the three month period ended July 3, 2010.  The effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decreases the rate, and state income taxes and an officers’ compensation adjustment which increases the rate. The effective income tax rate for the three month period ended July 3, 2010 of 31.8% includes the reversal of unrecognized tax benefits associated with the conclusion of the Company’s IRS audit.  A U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during fiscal 2011.  The effective income tax rate for the three month period ended July 3, 2010 without this discrete item would have been 35.2%.

Net Income.  Net income increased by $1.6 million to $10.7  million for the three month period ended July 2, 2011 compared to $9.1 million for the three month period ended July 3, 2010.

Liquidity and Capital Resources

Liquidity

On November 30, 2010, we and RBCA entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides RBCA with a $150.0 million five-year senior secured revolving credit facility which can be increased by up to $100.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. Currently, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of July 2, 2011, we were in compliance with all such covenants.

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

Approximately $5.8 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 2, 2011, RBCA had the ability to borrow up to an additional $144.2 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.7 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of July 2, 2011, there were no borrowings under the Swiss Credit Facility.

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

Cash Flows

Three Month Period Ended July 2, 2011 Compared to the Three Month Period Ended July 3, 2010

In the three month period ended July 2, 2011, we generated cash of $12.0 million from operating activities compared to $15.9 million for the three month period ended July 3, 2010. The decrease of $3.9 million was mainly the result of a decrease in net operating assets and liabilities of $6.2 million offset by an increase in net income of $1.6 million and an increase in non-cash charges of $0.7 million.

Cash provided by (used for) investing activities for the three month period ended July 2, 2011 included $2.0 million related to capital expenditures offset by proceeds of $3.6 million from the sale or maturity of short-term investments. In the three month period ended July 3, 2010, investing activities included $2.1 million of capital expenditures and $0.3 million, net, for the purchase of short-term investments. This was offset by $2.4 million of proceeds from the sale of assets.

Financing activities used $29.4 million in the three month period ended July 2, 2011 compared to $7.1 million for the three month period ended July 3, 2010, primarily for debt reduction. The three month period ended July 2, 2011 included the $30.0 million repayment on our credit facility and $0.2 million in other miscellaneous payments. This was offset by $0.4 million from the exercise of stock options and $0.4 million in excess tax benefits from stock-based compensation.

Capital Expenditures

Our capital expenditures were $2.0 million for the three month period ended July 2, 2011.  We expect to make capital expenditures of approximately $11.0 to $14.0 million during fiscal 2012 in connection with our existing business. We intend to fund our fiscal 2012 capital expenditures principally through existing cash, internally generated funds and borrowings under our JP Morgan Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of July 2, 2011, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of April 2, 2011.  In the three months ended July 2, 2011, we repaid $30.0 million on our JP Morgan credit facility.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2011 Annual Report, incorporated by reference in our fiscal 2011 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2012.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  Outstanding balances under our JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of July 2, 2011, our margin is 0.5% for prime rate loans (prime rate at July 2, 2011 was 3.25%) and 1.5% for LIBOR rate loans (one month LIBOR rate at July 2, 2011 was 0.1875%).

We currently have no debt outstanding under the credit agreement. If we do incur debt in the future, we would evaluate the impact of interest rate changes on our net income and cash flow and take appropriate action to limit our exposure.

Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling.  Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 16% of our net sales were denominated in foreign currencies in the first three months of fiscal 2012 compared to 13% in the same period in fiscal 2011. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of July 2, 2011, our outstanding forward exchange contracts were not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2011, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended July 2, 2011. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 2, 2011.

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

Total share repurchases for the three months ended July 2, 2011 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/03/2011–04/30/2011	—	$—	—	$5,478
05/01/2011–05/28/2011	—	—	—	5,478
05/29/2011–07/02/2011	—	—	—	$5,478
Total	—	$—	—

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 9, 2011

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 9, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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