Form 10-Q
period 2011-10-01
RBC Bearings INC
filed 2011-11-10
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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

As of October 31, 2011, RBC Bearings Incorporated had 22,077,448 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)
	October 1, 2011	April 2, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,455	$63,975
Short-term investments	—	3,912
Accounts receivable, net of allowance for doubtful accounts of $1,549 at October 1, 2011 and $1,490 at April 2, 2011	67,237	60,095
Inventory	155,207	144,175
Deferred income taxes	10,406	9,145
Prepaid expenses and other current assets	2,987	4,040
Total current assets	285,292	285,342
Property, plant and equipment, net	89,350	88,408
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $8,522 at October 1, 2011 and $7,810 at April 2, 2011	11,710	12,121
Other assets	5,343	5,398
Total assets	$426,408	$425,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,120	$24,245
Accrued expenses and other current liabilities	19,766	14,760
Current portion of long-term debt	1,134	30,546
Total current liabilities	45,020	69,551
Long-term debt, less current portion	—	750
Deferred income taxes	6,472	6,591
Other non-current liabilities	19,903	19,023
Total liabilities	71,395	95,915

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at October 1, 2011 and April 2, 2011; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at October 1, 2011 and April 2, 2011; issued and outstanding shares: 22,134,328 at October 1, 2011 and 22,092,011 shares at April 2, 2011	221	221
Additional paid-in capital	200,768	197,644
Accumulated other comprehensive gain	2,060	2,380
Retained earnings	157,699	135,395
Treasury stock, at cost, 190,847 shares at October 1, 2011 and 186,658 shares at April 2, 2011	(5,735)	(5,573)
Total stockholders' equity	355,013	330,067
Total liabilities and stockholders' equity	$426,408	$425,982

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$97,751	$83,095	$191,084	$165,469
Cost of sales	63,767	55,857	125,304	111,978
Gross margin	33,984	27,238	65,780	53,491
Operating expenses:
Selling, general and administrative	15,238	12,988	29,771	25,480
Other, net	379	362	629	76
Total operating expenses	15,617	13,350	30,400	25,556
Operating income	18,367	13,888	35,380	27,935
Interest expense, net	214	398	686	790
Other non-operating expense	325	447	521	817
Income before income taxes	17,828	13,043	34,173	26,328
Provision for income taxes	6,236	4,489	11,869	8,713
Net income	$11,592	$8,554	$22,304	$17,615
Net income per common share:
Basic	$0.53	$0.40	$1.02	$0.81
Diluted	$0.52	$0.39	$1.00	$0.80
Weighted average common shares:
Basic	21,853,898	21,626,198	21,843,826	21,617,923
Diluted	22,297,428	21,991,668	22,303,013	21,984,410

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Six Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$22,304	$17,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,421	5,785
Excess tax benefits from stock-based compensation	(501)	(377)
Deferred income taxes	(1,380)	(1,535)
Amortization of intangible assets	738	698
Amortization of deferred financing costs	163	120
Stock-based compensation	1,859	2,023
Gain on disposition or sale of assets	(54)	(1,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,858)	(3,499)
Inventory	(10,095)	(361)
Prepaid expenses and other current assets	1,065	4,514
Other non-current assets	(731)	165
Accounts payable	(215)	1,144
Accrued expenses and other current liabilities	5,621	2,416
Other non-current liabilities	(1,177)	(1,990)
Net cash provided by operating activities	17,160	25,652

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,415)	(4,586)
Purchase of short-term investments.	—	(1,055)
Proceeds from sale or maturities of short-term investments	3,883	278
Proceeds from sale of assets	153	2,375
Net cash used in investing activities	(3,379)	(2,988)

Cash flows from financing activities:
Net decrease in revolving credit facility	(30,000)	(7,000)
Exercise of stock options	764	466
Excess tax benefits from stock-based compensation	501	377
Repurchase of common stock	(162)	(122)
Other, net	(240)	(170)
Net cash used in financing activities	(29,137)	(6,449)
Effect of exchange rate changes on cash	836	1,471

Cash and cash equivalents:
Increase (decrease) during the period	(14,520)	17,686
Cash, at beginning of period	63,975	21,389
Cash, at end of period	$49,455	$39,075

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

The results of operations for the three and six month periods ended October 1, 2011 are not necessarily indicative of the operating results for the full year. The six month periods ended October 1, 2011 and October 2, 2010 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. This new ASU did not have an impact on the determination or reporting of the Company’s financial results for the three and six month periods ended October 1, 2011.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update, which will become effective for interim and annual periods beginning after December 15, 2011, requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position.  The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This update requires that an entity elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (revised standard).”  The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company will consider this new guidance as it conducts its annual goodwill impairment testing in FY2013.

1.  Disposition

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain of $1,066 was realized from the sale of the assets in the three month period ended July 3, 2010.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$11,592	$8,554	$22,304	$17,615

Denominator for basic net income per common share—weighted-average shares outstanding	21,853,898	21,626,198	21,843,826	21,617,923
Effect of dilution due to employee stock options	443,530	365,470	459,187	366,487
Denominator for diluted net income per common share — weighted-average shares outstanding	22,297,428	21,991,668	22,303,013	21,984,410

Basic net income per common share	$0.53	$0.40	$1.02	$0.81

Diluted net income per common share	$0.52	$0.39	$1.00	$0.80

Basic weighted-average common shares do not include 81,467 and 135,480 unvested restricted stock shares at October 1, 2011 and October 2, 2010, respectively.

At October 1, 2011, 18,000 employee stock options have been excluded from the calculation of diluted earnings per share, as the inclusion of these shares would be anti-dilutive.  528,700 such options were excluded at October 2, 2010.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.  Short-term Investments

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months.  These bonds, with an amortized basis of $0 and $3,804 at October 1, 2011 and April 2, 2011 respectively, were measured at fair value by using quoted prices in active markets for identical assets and are classified as Level 1 of the valuation hierarchy.  All such bonds reached their respective maturities as of July 2011. Corporate bonds in the amounts of $250 and $3,799, respectively, were either sold or matured during the three and six month periods ended October 1, 2011. As a result, the Company recognized a gain of $0 and $84 which was recorded in other non-operating expense in the three and six month periods ended October 1, 2011, respectively.

5.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:
	October 1, 2011	April 2, 2011
Raw materials	$15,084	$12,594
Work in process	39,127	35,709
Finished goods	100,996	95,872
	$155,207	$144,175

6.  Intangible Assets

		October 1, 2011		April 2, 2011
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,130	$2,013	$6,189	$1,819
Customer relationships and lists	10	5,547	2,779	5,558	2,578
Trade names	11	1,383	905	1,387	840
Distributor agreements	5	722	722	722	722
Patents and trademarks	13	5,036	1,135	4,658	917
Domain names	12	437	149	437	124
Other	5	977	819	980	810
Total		$20,232	$8,522	$19,931	$7,810

Amortization expense for definite-lived intangible assets for the three and six month periods ended October 1, 2011 was $371 and $738, respectively. For the three and six month periods ended October 2, 2010, amortization expense was $352 and $698, respectively. Estimated amortization expense for the remaining six months of fiscal 2012, the five succeeding fiscal years and thereafter is as follows:

2012	$671
2013	1,494
2014	1,396
2015	1,398
2016	1,389
2017	1,278
2018 and thereafter	4,084

7.  Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$11,592	$8,554	$22,304	$17,615
Net prior service pension cost and actuarial losses, net of taxes	(140)	(74)	(280)	(139)
Change in fair value of derivatives, net of taxes	18	116	169	236
Unrealized loss on investments, net of taxes	(1)	(23)	(68)	(40)
Foreign currency translation adjustments	(3,881)	4,044	(141)	2,766
Total comprehensive income	$7,588	$12,617	$21,984	$20,438

8.  Debt

The balances payable under all borrowing facilities are as follows:
	October 1, 2011	April 2, 2011
JP Morgan Credit Agreement, five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.25% plus a margin of 1.50% at April 2, 2011)	$—	$30,000
Notes payable	1,134	1,296
Total debt	1,134	31,296
Less: current portion	1,134	30,546
Long-term debt	$—	$750

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of October 1, 2011, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of October 1, 2011, the Company was in compliance with all such covenants.

Approximately $5,771 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of October 1, 2011, RBCA had the ability to borrow up to an additional $144,229 under the JP Morgan Credit Agreement.

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

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 Swiss francs, or $4,436, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of October 1, 2011, there were no borrowings under the Swiss Credit Facility.

9.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2004.

The effective income tax rates for the three and six month periods ended October 1, 2011 and October 2, 2010 were 35.0% and 34.4% and 34.7% and 33.1%, respectively. The effective income tax rates for the three and six month periods ended October 1, 2011 and October 2, 2010 are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

The effective income tax rate for the six month period ended October 2, 2010 of 33.1% includes the reversal of unrecognized tax benefits associated with the conclusion of the Company’s IRS audit.  A U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during fiscal 2011.  The effective income tax rate for the six month period ended October 2, 2010 without this discrete item would have been 35.2%. The Company maintains reserves for certain other unrecognized tax benefits of $2,525 related to this matter based on management’s judgment that the related tax positions have not yet been effectively settled. Management expects such tax positions to be settled by the end of the Company’s fiscal year ending March 31, 2012 or the end of the Company’s fiscal quarter ending June 30, 2012.

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

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net External Sales
Plain	$49,558	$40,935	$96,706	$83,596
Roller	29,913	24,864	58,079	48,292
Ball	10,881	10,939	20,969	20,976
Other	7,399	6,357	15,330	12,605
	$97,751	$83,095	$191,084	$165,469

Operating Income
Plain	$14,854	$10,776	$27,696	$23,701
Roller	9,392	6,864	18,006	13,375
Ball	1,018	1,473	1,840	1,430
Other	1,717	1,546	3,830	2,942
Corporate	(8,614)	(6,771)	(15,992)	(13,513)
	$18,367	$13,888	$35,380	$27,935

Geographic External Sales
Domestic	$83,810	$72,899	$162,276	$144,511
Foreign	13,941	10,196	28,808	20,958
	$97,751	$83,095	$191,084	$165,469

Intersegment Sales
Plain	$653	$405	$1,236	$851
Roller	4,051	2,856	8,080	5,490
Ball	370	364	737	661
Other	5,925	4,862	11,213	9,437
	$10,999	$8,487	$21,266	$16,439

All intersegment sales are eliminated in consolidation.

11.           Derivative Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings. As of October 1, 2011, the expected net impact of existing gains or losses to be reclassified from AOCI into earnings in the next twelve months is not material.

Notional amounts of the derivative financial instruments qualifying and designated as hedges were $4,255 at October 1, 2011 and $850 at April 2, 2011. These financial instruments have maturities that extend to October 2012. Unrealized gains related to derivative financial instruments were $18 and $13 at October 1, 2011 and April 2, 2011, respectively.

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

Outlook

Backlog, as of October 1, 2011, was $216.2 million versus $175.3 million as of October 2, 2010. Management believes that operating cash flows and available credit under the credit facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	34.8	32.8	34.4	32.3
Selling, general and administrative	15.6	15.6	15.6	15.4
Other, net	0.4	0.5	0.3	-
Operating income	18.8	16.7	18.5	16.9
Interest expense, net	0.2	0.5	0.3	0.5
Other non-operating expense	0.3	0.5	0.3	0.5
Income before income taxes	18.3	15.7	17.9	15.9
Provision for income taxes	6.4	5.4	6.2	5.3
Net income	11.9	10.3	11.7	10.6

Three Month Period Ended October 1, 2011 Compared to Three Month Period Ended October 2, 2010

Net Sales.  Net sales for the three month period ended October 1, 2011 were $97.8 million, an increase of $14.7 million, or 17.6%, compared to $83.1 million for the same period in the prior fiscal year. During the three month period ended October 1, 2011, we experienced a net sales increase in three of our four reportable segments, driven primarily by stronger demand across our end markets in both the diversified industrial and aerospace and defense sectors as the economic climate continues to show signs of improvement. Net sales to diversified industrial customers grew 17.8% in the three month period ended October 1, 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction, mining, energy and the general industrial markets.  Net sales to aerospace and defense customers grew 17.4% in the three month period ended October 1, 2011 compared to the same period last fiscal year, mainly driven by build rates by major aircraft manufacturers combined with the beginning signs of improvement in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $49.6 million for the three month period ended October 1, 2011, an increase of $8.7 million, or 21.1%, compared to $40.9 million for the same period in the prior fiscal year. Net sales to aerospace customers contributed $5.2 million to the increase combined with an increase of $3.5 million in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $29.9 million for the three month period ended October 1, 2011, an increase of $5.0 million, or 20.3%, compared to $24.9 million for the same period in the prior fiscal year. Of this increase, net sales to the diversified industrial sector contributed $3.9 million combined with a $1.1 million increase in net sales, mainly to aerospace customers.

The Ball Bearings segment achieved net sales of $10.9 million for the three month periods ended October 1, 2011 and October 2, 2010. Net sales to the aerospace sector grew $0.5 million offset by a decline of $0.5 million in net sales to the diversified industrial sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $7.4 million for the three month period ended October 1, 2011, an increase of $1.0 million, or 16.4%, compared to $6.4 million for the same period last fiscal year. This increase was primarily attributable to strong performance of the collet business in Europe.

Gross Margin.  Gross margin was $34.0 million, or 34.8% of net sales, for the three month period ended October 1, 2011, versus $27.2 million, or 32.8% of net sales, for the comparable period in fiscal 2011. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume and the benefits of manufacturing improvements.

Selling, General and Administrative.  SG&A expenses increased by $2.2 million, or 17.3%, to $15.2 million for the three month period ended October 1, 2011 compared to $13.0 million for the same period in fiscal 2011. As a percentage of net sales, SG&A was 15.6% for the three month periods ended October 1, 2011 and October 2, 2010. The increase of $2.2 million was primarily attributable to personnel-related cost increases.

Other, net.  Other, net was expense of $0.4 million for the three month periods ended October 1, 2011 and October 2, 2010. For the three month period ended October 1, 2011, other, net consisted of $0.4 million of amortization of intangibles and $0.1 million of bad debt expense offset by gain on sale of assets of $0.1 million. For the three month period ended October 2, 2010, other, net consisted of $0.3 million of amortization of intangibles and $0.1 million of other costs.

Operating Income. The increase in operating income in three of our four reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate continues to show signs of improvement.

Operating income was $18.4 million, or 18.8% of net sales, for the three month period ended October 1, 2011 compared to $13.9 million, or 16.7% of net sales, for the three month period ended October 2, 2010. Operating income for the Plain Bearings segment was $14.9 million for the three month period ended October 1, 2011, or 30.0% of net sales, compared to $10.8 million for the same period last fiscal year, or 26.3% of net sales. Our Roller Bearings segment achieved an operating income for the three month period ended October 1, 2011 of $9.4 million, or 31.4% of net sales, compared to $6.9 million, or 27.6% of net sales, for the three month period ended October 2, 2010.  Our Ball Bearings segment reported operating income of $1.0 million, or 9.4% of net sales, for the three month period ended October 1, 2011, compared to operating income of $1.5 million, or 13.5% of net sales, for the same period in fiscal 2011. Our Other segment achieved operating income of $1.7 million, or 23.2% of net sales, for the three month period ended October 1, 2011, compared to $1.5 million, or 24.3% of net sales, for the same period in fiscal 2011.

Interest Expense, net.  Interest expense, net decreased by $0.2 million to $0.2 million in the three month period ended October 1, 2011, compared to $0.4 million in the same period last fiscal year.

Other Non-Operating Expense.  We incurred a foreign exchange loss of $0.3 million for the three month period ended October 1, 2011 compared to a loss of $0.4 million in the same period last fiscal year.

Income Before Income Taxes.  Income before taxes increased by $4.8 million, to $17.8 million for the three month period ended October 1, 2011 compared to $13.0 million for the three month period ended October 2, 2010.

Income Taxes.  Income tax expense for the three month period ended October 1, 2011 was $6.2 million compared to $4.5 million for the three month period ended October 2, 2010. Our effective income tax rate for the three month period ended October 1, 2011 was 35.0% compared to 34.4% for the three month period ended October 2, 2010.  The effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income.  Net income increased by $3.0 million to $11.6  million for the three month period ended October 1, 2011 compared to $8.6 million for the three month period ended October 2, 2010.

Six Month Period Ended October 1, 2011 Compared to Six Month Period Ended October 2, 2010

Net Sales.  Net sales for the six month period ended October 1, 2011 were $191.1 million, an increase of $25.6 million, or 15.5%, compared to $165.5 million for the same period in the prior fiscal year. During the six month period ended October 1, 2011, we experienced a net sales increase in three of our four reportable segments, driven primarily by stronger demand across our end markets in both the diversified industrial sector and aerospace and defense sectors as the economic climate continues to show signs of improvement. Net sales to diversified industrial customers grew 14.9% in the six month period ended October 1, 2011 compared to the same period last fiscal year.  This is mainly the result of strong orders in construction, mining, energy and the general industrial markets.  Net sales to aerospace and defense customers grew 16.2% in the six month period ended October 1, 2011 compared to the same period last fiscal year, mainly driven by build rates by major aircraft manufacturers combined with the beginning signs of improvement in the business jet market and in the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $96.7 million for the six month period ended October 1, 2011, an increase of $13.1 million, or 15.7%, compared to $83.6 million for the same period in the prior fiscal year. Net sales to aerospace customers contributed $10.0 million to the increase combined with an increase of $3.1 million in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $58.1 million for the six month period ended October 1, 2011, an increase of $9.8 million, or 20.3%, compared to $48.3 million for the same period in the prior fiscal year. Of this increase, net sales to the diversified industrial sector contributed $7.3 million combined with a $2.5 million increase in net sales, mainly to aerospace customers.

The Ball Bearings segment achieved net sales of $21.0 million for the six month periods ended October 1, 2011 and October 2, 2010.  Net sales to both the diversified industrial and aerospace sectors remained constant in the comparable fiscal periods.

The Other segment, which is focused mainly on the sale of machine tool collets and precision mechanical components, achieved net sales of $15.3 million for the six month period ended October 1, 2011, an increase of $2.7 million, or 21.6%, compared to $12.6 million for the same period last fiscal year. This increase was primarily attributable to strong performance of the collet business in Europe.

Gross Margin.  Gross margin was $65.8 million, or 34.4% of net sales, for the six month period ended October 1, 2011, versus $53.5 million, or 32.3% of net sales, for the comparable period in fiscal 2011. The increase in our gross margin as a percentage of net sales was primarily the result of improvement in overall volume and the benefits of manufacturing improvements.

Selling, General and Administrative.  SG&A expenses increased by $4.3 million, or 16.8%, to $29.8 million for the six month period ended October 1, 2011 compared to $25.5 million for the same period in fiscal 2011. As a percentage of net sales, SG&A was 15.6% for the six month period ended October 1, 2011 compared to 15.4% for the six month period ended October 2, 2010. The increase of $4.3 million was primarily attributable to personnel-related cost increases.

Other, net.  Other, net for the six month period ended October 1, 2011 was expense of $0.6 million, an increase of $0.5 million, compared to expense of $0.1 million for the same period last fiscal year.  For the six month period ended October 1, 2011, other, net consisted of $0.7 million of amortization of intangibles and $0.1 million of bad debt expense offset by gain on sale of assets of $0.1 million and miscellaneous income of $0.1 million. For the six month period ended October 2, 2010, other, net consisted of a net gain of $1.1 million on the sale of assets offset by $0.7 million of amortization of intangibles, $0.4 million of bad debt expense and $0.1 million of restructuring costs.

Operating Income. The increase in operating income in all four of our reportable segments was driven primarily by an increase in volume, especially in the diversified industrial sector, as the economic climate continues to show signs of improvement.

Operating income was $35.4 million, or 18.5% of net sales, for the six month period ended October 1, 2011 compared to $27.9 million, or 16.9% of net sales, for the six month period ended October 2, 2010. Operating income for the Plain Bearings segment was $27.7 million for the six month period ended October 1, 2011, or 28.6% of net sales, compared to $23.7 million for the same period last fiscal year, or 28.4% of net sales. Our Roller Bearings segment achieved an operating income for the six month period ended October 1, 2011 of $18.0 million, or 31.0% of net sales, compared to $13.4 million, or 27.7% of net sales, for the six month period ended October 2, 2010.  Our Ball Bearings segment reported operating income of $1.8 million, or 8.8% of net sales, for the six month period ended October 1, 2011, compared to operating income of $1.4 million, or 6.8% of net sales, for the same period in fiscal 2011. Our Other segment achieved operating income of $3.8 million, or 25.0% of net sales, for the six month period ended October 1, 2011, compared to $2.9 million, or 23.3% of net sales, for the same period in fiscal 2011.

Interest Expense, net.  Interest expense, net decreased by $0.1 million to $0.7 million in the six month period ended October 1, 2011, compared to $0.8 million in the same period last fiscal year.

Other Non-Operating Expense.  We incurred a foreign exchange loss of $0.5 million for the six month period ended October 1, 2011 compared to a loss of $0.8 million in the same period last fiscal year.

Income Before Income Taxes.  Income before taxes increased by $7.9 million, to $34.2 million for the six month period ended October 1, 2011 compared to $26.3 million for the six month period ended October 2, 2010.

Income Taxes.  Income tax expense for the six month period ended October 1, 2011 was $11.9 million compared to $8.7 million for the six month period ended October 2, 2010. Our effective income tax rate for the six month period ended October 1, 2011 was 34.7% compared to 33.1% for the six month period ended October 2, 2010.  The effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate. The effective income tax rate for the six month period ended October 2, 2010 of 33.1% includes the reversal of unrecognized tax benefits associated with the conclusion of our IRS audit.  A U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was completed during fiscal 2011.  The effective income tax rate for the six month period ended October 2, 2010 without this discrete item would have been 35.2%.

Net Income.  Net income increased by $4.7 million to $22.3 million for the six month period ended October 1, 2011 compared to $17.6 million for the six month period ended October 2, 2010.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of October 1, 2011, we were in compliance with all such covenants.

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

Approximately $5.8 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of October 1, 2011, RBCA had the ability to borrow up to an additional $144.2 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.4 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of October 1, 2011, there were no borrowings under the Swiss Credit Facility.

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

Cash Flows

Six Month Period Ended October 1, 2011 Compared to the Six Month Period Ended October 2, 2010

In the six month period ended October 1, 2011, we generated cash of $17.2 million from operating activities compared to $25.7 million for the six month period ended October 2, 2010. The decrease of $8.5 million was mainly the result of a decrease in net operating assets and liabilities of $14.8 million offset by an increase in net income of $4.7 million and an increase in non-cash charges of $1.6 million.

Cash provided by (used for) investing activities for the six month period ended October 1, 2011 included $7.4 million related to capital expenditures offset by proceeds of $3.9 million from the sale or maturity of short-term investments and $0.1 million proceeds from the sale of assets. In the six month period ended October 2, 2010, investing activities included $4.6 million of capital expenditures and $0.8 million, net, for the purchase of short-term investments. This was offset by $2.4 million of proceeds from the sale of current assets.

Financing activities used $29.1 million in the six month period ended October 1, 2011 compared to $6.4 million for the six month period ended October 2, 2010, primarily for debt reduction. The six month period ended October 1, 2011 included the $30.0 million repayment on our credit facility, $0.2 million from the repurchase of common stock and $0.2 million in other miscellaneous payments. This was offset by $0.8 million from the exercise of stock options and $0.5 million in excess tax benefits from stock-based compensation.

Capital Expenditures

Our capital expenditures were $7.4 million for the six month period ended October 1, 2011.  We expect to make capital expenditures of approximately $12.0 to $14.0 million during fiscal 2012 in connection with our existing business. We intend to fund our fiscal 2012 capital expenditures principally through existing cash, internally generated funds and borrowings under our JP Morgan Credit Agreement. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of October 1, 2011, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of April 2, 2011.  In the six month period ended October 1, 2011, we repaid $30.0 million on our JP Morgan credit facility.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2011 Annual Report, incorporated by reference in our fiscal 2011 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2012.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates.  Outstanding balances under our JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR (the London inter-bank offered rate for deposits in U.S. dollars for the applicable LIBOR period) plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of October 1, 2011, our margin is 0.5% for prime rate loans (prime rate at October 1, 2011 was 3.25%) and 1.5% for LIBOR rate loans (one month LIBOR rate at October 1, 2011 was 0.2389%).

We currently have no debt outstanding under the credit agreement. If we do incur debt in the future, we would evaluate the impact of interest rate changes on our net income and cash flow and take appropriate action to limit our exposure.

Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling.  Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 15% of our net sales were denominated in foreign currencies in the first six months of fiscal 2012 compared to 13% in the same period in fiscal 2011. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of October 1, 2011, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 1, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2011, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended October 1, 2011. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 2, 2011.

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

Total share repurchases for the three months ended October 1, 2011 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/03/2011–07/30/2011	4,189	$38.69	4,189	$5,316
07/31/2011–08/27/2011	—	—	—	5,316
08/28/2011–10/01/2011	—	—	—	$5,316
Total	4,189	$38.69	4,189

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 10, 2011

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 10, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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