Form 10-K
period 2012-03-31
RBC Bearings INC
filed 2012-05-30
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on October 1, 2011 (based on the September 30, 2011 closing sales price of $33.99 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $745,859,000.

Number of shares outstanding of the registrant’s Class A Common Stock at May 21, 2012:

22,182,080 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 11, 2012 are incorporated by reference into Part III of this Form 10-K.

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

•	Diversified Industrial Market (53% of net sales for the fiscal year ended March 31, 2012)

We manufacture bearing products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, rail, packaging and semiconductor machinery. Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest diversified industrial customers include AxleTech International, Caterpillar, Halliburton, Komatsu America, National Oilwell Varco and various aftermarket distributors including Applied Industrial, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued cost reduction.

•	Aerospace and Defense Market (47% of net sales for the fiscal year ended March 31, 2012)

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

Our largest aerospace and defense customers include Airbus, Boeing, Embraer, General Electric, Lockheed Martin, Snecma Group, U.S. Department of Defense and various aftermarket channels. We estimate that over 29% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2012, 3.4% of our net sales were made directly, and we estimate that approximately an additional 19.9% of our net sales were made indirectly, to the U.S. government. These indirect net sales include 4.6% from military vehicle business from our diversified industrial customers. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments that do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure are combined and disclosed as "Other".

The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Other. Within the Plain Bearings, Roller Bearings and Ball Bearings reportable segments, we have not aggregated any operating segments. Within the Other reportable segment, we have aggregated operating segments because they do not meet the quantitative threshold for separate disclosure.

	Net Sales for the Fiscal Year Ended
Segment	March 31, 2012	April 2, 2011	April 3, 2010	Representative Applications
Plain Bearings	$200,141	$168,777	$134,303	• Aircraft engine controls and landing gear
	(50.3)%	(50.3)%	(48.9)%	• Missile launchers
				• Mining, energy and construction equipment
Roller Bearings	$123,803	$98,942	$73,164	• Aircraft hydraulics
	(31.1)%	(29.5)%	(26.6)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$42,330	$40,637	$45,442	• Radar and night vision systems
	(10.7)%	(12.1)%	(16.6)%	• Airframe control and actuation
				• Semiconductor equipment
Other	$31,237	$27,269	$21,793	• Collets for machine tools
	(7.9)%	(7.9)%	(8.1)%	• Industrial gears

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 4% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for "Just In Time" deliveries or "Kan Ban" systems. Our worldwide distributor network provides our customers with more than 4,000 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

We store product inventory in five leased and two company owned and operated warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in France and Switzerland. The inventory is located in these warehouses based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include Kaydon Corporation, McGill Manufacturing Company, Inc., New Hampshire Ball Bearings and Timken although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Service. Product design, performance, reliability, availability, quality and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service with over 15,000 voice and electronic contacts per month. Our customers have high expectations regarding product availability, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

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

Backlog

As of March 31, 2012, we had order backlog of $215.9 million compared to a backlog of $196.7 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,347 hourly employees and 790 salaried employees as of March 31, 2012, of whom 470 were employed in our European and Mexican operations. As of March 31, 2012, 157 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2013, June 30, 2014 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 84 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 164 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2013.

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

Our top ten customers generated 28% and 30% of our net sales during fiscal 2012 and fiscal 2011, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2012, 3.4% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 19.9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

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

As of March 31, 2012, approximately 12% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 52 employees will expire in June 2014, one agreement covering approximately 75 employees will expire in January 2013 and one agreement covering approximately 30 employees will expire in October 2015.

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

Certain of our facilities are operating at a full first shift with second and third shifts at some locations, and additional demand may require additional shifts and/or capital investments at these facilities. We cannot assure you that we will be able to add additional shifts as needed in a timely way and production constraints may result in lost sales. In certain markets we refrain from making additional capital investments to expand capacity where we believe market expansion in a particular end market is not sustainable or otherwise does not justify the expansion or capital investment. Our assumptions and forecasts regarding market conditions in these end markets may be erroneous and may result in lost earnings, potential sales going to competitors and inhibit our growth.

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

In fiscal 2012, 15% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

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

As of March 31, 2012, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $4.8 million as of March 31, 2012 and by $3.0 million as of April 2, 2011, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of March 31, 2012, we had an order backlog of $215.9 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Clayton, Georgia
Santa Ana, California	Bremen, Indiana
Fairfield, Connecticut	Plymouth, Indiana
Middlebury, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Ball Ground, Georgia	Houston, Texas
Canton, Georgia

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2013	Reynosa, Mexico	June 13, 2013
Fountain Valley, California	November 30, 2016	West Trenton, New Jersey	February 28, 2015
Huntington Beach, California	June 30, 2012	Oklahoma City, Oklahoma	September 30, 2021
Santa Fe Springs, California	November 30, 2012	Horsham, Pennsylvania	April 14, 2013
Shanghai, China	May 31, 2013	Bishopville, South Carolina	January 31, 2016
Oxford, Connecticut	September 30, 2014	Hartsville, South Carolina	September 30, 2014
Gloucestershire, England	April 30, 2018	Delemont, Switzerland	August 31, 2015
Les Ulis, France	June 30, 2016	Grand Prairie, Texas	February 28, 2015
Hoffman Estates, Illinois	August 31, 2015

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2012.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. The executive officers of the company as of May 21, 2012 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	66	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	52	2006	Vice President and Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	54	2008	Vice President and General Manager
Richard J. Edwards	56	1996	Vice President and General Manager
Thomas J. Williams	60	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	60	2006	Corporate Controller

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 21, 2012, there were 50 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$40.78	$33.78	$34.04	$25.61
Second Quarter	40.57	29.39	34.60	26.53
Third Quarter	44.01	32.00	39.40	32.39
Fourth Quarter	48.05	41.09	40.00	32.98

The last reported sale price of our common stock on the Nasdaq National Market on May 21, 2012 was $44.80 per share.

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

Total share repurchases for the three months ended March 31, 2012, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
01/01/2012 – 01/28/2012	—	$—	—	$4,909
01/29/2012 – 02/25/2012	1,314	45.88	1,314	4,848
02/26/2012 – 03/31/2012	—	—	—	$4,848
Total	1,314	$45.88	1,314

During the fourth quarter of fiscal 2012, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite Index over the period from March 31, 2007 to March 31, 2012. Each line on the graph assumes that $100 was invested in our common stock on March 31, 2007 or in the respective indices at the closing price on March 31, 2007. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 31, 2012.

Comparison of Five-Year Cumulative Total Return*

Among RBC Bearings Incorporated, the Nasdaq Composite Index

and a Peer Group

	March 31, 2007	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011	March 31, 2012
RBC Bearings Incorporated	$100.00	$108.26	$48.43	$94.91	$116.24	$137.99
Nasdaq Composite Index	100.00	94.12	64.98	101.99	119.67	134.05
Peer Group	100.00	98.59	59.79	115.22	144.80	161.77

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 31, 2012, April 2, 2011, April 3, 2010, March 28, 2009 and March 29, 2008 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009	March 29, 2008
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$397,511	$335,625	$274,702	$355,796	$330,600
Cost of sales	256,931	225,851	190,136	237,576	217,022
Gross margin	140,580	109,774	84,566	118,220	113,578
Selling, general and administrative	61,303	52,706	47,367	55,779	48,904
Other, net	1,629	875	2,529	7,471	1,824
Operating income	77,648	56,193	34,670	54,970	62,850
Interest expense, net	1,045	1,791	1,807	2,605	3,407
Loss on early extinguishment of debt(2)	—	—	—	319	27
Other non-operating expense (income)	624	1,525	(147)	645	(463)
Income before income taxes	75,979	52,877	33,010	51,401	59,879
Provision for income taxes	25,982	18,009	8,625	16,947	19,685
Net income	$49,997	$34,868	$24,385	$34,454	$40,194
Net income per common share:(3)
Basic	$2.28	$1.61	$1.13	$1.60	$1.87
Diluted	$2.23	$1.58	$1.12	$1.58	$1.84
Weighted average common shares:(3)
Basic	21,880,554	21,678,626	21,590,421	21,570,979	21,457,846
Diluted	22,390,914	22,078,711	21,747,082	21,738,812	21,802,711
Other Financial Data:
Capital expenditures	$17,841	$10,440	$9,906	$27,583	$17,758

	As of
	March 31,	April 2,	April 3,	March 28,	March 29,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$68,621	$63,975	$21,389	$30,557	$9,859
Working capital	270,434	215,791	202,714	205,904	176,269
Total assets	459,518	425,982	375,955	382,067	337,112
Total debt	1,041	31,296	38,453	68,151	57,750
Total stockholders' equity	385,815	330,067	283,547	256,011	223,910

(1)	Net sales were $397.5 million in fiscal 2012 compared to $335.6 million in fiscal 2011, an increase of $61.9 million.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting our views about our future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements where as a result of new information, future events or otherwise.

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2012 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 25 facilities of which 23 are manufacturing facilities in four countries.

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole. Purchasers of bearings include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, energy, mining and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and general market conditions could negatively impact our operating results. We have endeavored to mitigate the cyclicality of our product markets by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

During fiscal 2012, the world economy continued to expand, and we experienced favorable conditions across both our diversified industrial and aerospace and defense markets. Our net sales for diversified industrial increased 18.3% year over year and our net sales for aerospace and defense increased 18.5% year over year.

Approximately 15% to 30% of our costs, depending on mix, are attributable to raw materials, a majority of which are related to steel and related products. During fiscal 2012, steel prices continued to increase at a moderate pace in the first half of the fiscal year and then flattened out over the remainder of fiscal 2012. We offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases. The overall impact on costs for the year was immaterial.

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

Outlook

We ended fiscal 2012 with a backlog of $215.9 million compared to $196.7 million for the same period last year. Our net sales increased 18.4% year over year with the main contribution from growth in both our diversified industrial and aerospace and defense markets. We expect to see continued strength in the diversified industrial markets resulting from growth in the energy, mining, rail, machine tools, and industrial distribution sectors as well as from the overall economic improvement of the general industrial markets. Our internal goal is to grow our diversified industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”).

Our expansion in the large bearing market has continued in fiscal 2012 with additional investment of approximately $0.7 million in equipment to tool the Houston, Texas facility to address market opportunities in the mining, construction and energy sectors as well as the wind sector. Over the last four fiscal years we have invested approximately $18.7 million in this facility offset by a $4.2 million tax credit associated with the Advanced Energy Manufacturing Credit Program. As we discussed in the past, the overall volume capacity of this new facility is approximately $20.0 million and was originally designed and tooled to address the wind market. We expect this facility to break even, on a cash basis, in fiscal 2013 and become a gross margin contributor in fiscal 2014. In fiscal 2012 this facility negatively impacted our gross margins by $3.1 million, of which $1.2 million was depreciation.

During fiscal 2012, we have begun to experience the favorable impact of increased activity from the commercial aircraft industry, especially Boeing and Airbus, with projected growth rates for new planes in the 50% to 60% range over the next few years. Monthly build rates are up approximately 10% to 20% for Boeing and Airbus and they are both forecasting these levels to continue and grow. This activity is expected to have a favorable impact on our business over the next twelve months. As a result of these trends, we have continued to increment our workforce and to expand and tool our plants to absorb additional volume.

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

Sales to the diversified industrial market accounted for 53% of our net sales for the fiscal year ended March 31, 2012. Sales to the aerospace and defense markets accounted for 47% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 52% of our net sales for fiscal 2012. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 15% of our net sales were generated by our international facilities for fiscal 2012, compared to 14% for fiscal 2011. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 28% and 30% of our net sales in fiscal 2012 and fiscal 2011, respectively. Out of the 28% of net sales generated by our top ten customers during the fiscal year ended March 31, 2012, 14% of net sales were generated by our top four customers compared to 16% for the comparable period last fiscal year.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

We monitor gross margin performance through a process of monthly operation reviews with all our divisions. We develop new products to target certain markets allied to our strategies by first understanding volume levels and product pricing and then constructing manufacturing strategies to achieve defined margin objectives. We only pursue product lines where we believe that the developed manufacturing process will yield the targeted margins. Management monitors gross margins of all product lines on a monthly basis to determine which manufacturing processes or prices should be adjusted.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We increased SG&A expenses by $8.6 million in fiscal 2012 compared to fiscal 2011. The increase of $8.6 million was primarily attributable to an increase of $6.8 million in personnel-related costs as a result of headcount and salary increases, $0.8 million from the impact of foreign exchange, $0.7 million in travel and entertainment expenses, $0.2 million in professional fees and $0.1 million in incentive stock compensation.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	35.4	32.7	30.8
Selling, general and administrative	15.4	15.7	17.3
Other, net	0.4	0.3	0.9
Operating income	19.6	16.7	12.6
Interest expense, net	0.3	0.5	0.7
Other non-operating expense (income)	0.2	0.4	(0.1)
Income before income taxes	19.1	15.8	12.0
Provision for income taxes	6.5	5.4	3.1
Net income	12.6%	10.4%	8.9%

We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2012 and 2011 contained 52 weeks and fiscal year 2010 contained 53 weeks. Our net sales and operating income were approximately 1.9% higher in 2010 as a result of the extra week in that fiscal year.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Other consists of three operating locations that do not fall into the above segmented categories, primarily machine tool collets, machining for integrated bearing assemblies and aircraft components and tight-tolerance, precision mechanical components. Within the Plain Bearings, Roller Bearings and Ball Bearings segments, we have not aggregated any operating segments. Within the Other reportable segment, we have aggregated operating segments because they do not meet the quantitative threshold for separate disclosure.

Fiscal 2012 Compared to Fiscal 2011

Net Sales.

	FY12	FY11	$ Change	% Change

Plain Bearings	$200.2	$168.8	$31.4	18.6%
Roller Bearings	123.8	98.9	24.9	25.1%
Ball Bearings	42.3	40.6	1.7	4.2%
Other	31.2	27.3	3.9	14.6%
Total	$397.5	$335.6	$61.9	18.4%

Net sales for fiscal 2012 were $397.5 million, an increase of $61.9 million, or 18.4%, compared to $335.6 million for the same period in fiscal 2011. The increase of $61.9 million was primarily attributable to a $48.0 million increase in volume, $7.9 million of product mix and price increases and $6.0 million of favorable foreign exchange rates. Net sales to diversified industrial customers grew 18.3% in fiscal 2012 compared to the same period last fiscal year. This was mainly the result of strong order volume in construction, energy, mining, semiconductor, military vehicles and the overall general industrial markets. Of this increase of 18.3%, approximately 0.9% was from favorable foreign exchange rates. Net sales to aerospace and defense customers increased 18.5% in fiscal 2012 compared to the same period last fiscal year, mainly driven by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket. Of this increase of 18.5%, approximately 0.9% was from favorable foreign exchange rates.

The Plain Bearings segment achieved net sales of $200.2 million in fiscal 2012, an increase of $31.4 million, or 18.6%, compared to $168.8 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $22.9 million, $4.5 million in product mix and price increases and $4.0 million from favorable foreign exchange rates. Net sales to diversified industrial customers increased $11.7 million combined with a $19.7 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by stronger demand for military vehicles, continued improvement in construction, mining, energy, rail and the general industrial markets as well as increased build rates by aircraft manufacturers.

The Roller Bearings segment achieved net sales of $123.8 million in fiscal 2012, an increase of $24.9 million, or 25.1%, compared to $98.9 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of $22.1 million, product mix and price increases of $2.7 million and $0.1 million from favorable foreign exchange rates. Of this increase, net sales to the industrial sector contributed $16.6 million combined with an increase of $8.3 million in net sales to aerospace and defense customers. This performance was favorably impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment achieved net sales of $42.3 million in fiscal 2012, an increase of $1.7 million, or 4.2%, compared to $40.6 million for the same period in the prior fiscal year. Of this improvement, approximately $1.0 million was attributable to volume and $0.7 million to product mix and price increases. Net sales to diversified industrial customers contributed $1.5 million to this increase combined with an increase of $0.2 million in the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $31.2 million in fiscal 2012, an increase of $3.9 million, or 14.6%, compared to $27.3 million for the same period last fiscal year. The increase in net sales was favorably impacted by approximately $2.0 million of increased volume and $1.9 million of favorable foreign exchange rates. Of this increase, $1.2 million was attributable to improvement in net sales of machine tool collets mainly in Europe and Asia combined with an increase of $0.8 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	FY12	FY11	$ Change	% Change

Plain Bearings	$72.9	$58.2	$14.7	25.3%
Roller Bearings	45.2	32.1	13.1	40.9%
Ball Bearings	9.3	9.2	0.1	0.5%
Other	13.2	10.3	2.9	28.1%
Total	$140.6	$109.8	$30.8	28.1%

Gross margin was $140.6 million, or 35.4% of net sales, in fiscal 2012, versus $109.8 million, or 32.7% of net sales, for the comparable period in fiscal 2011. The increase of $30.8 million in gross margin dollars was driven by approximately $14.6 million in volume, $8.5 million in product mix and price increases, $6.1 million in cost reduction programs and $1.9 million from favorable exchange rates across both the diversified industrial and aerospace and defense markets. This was offset by a $0.3 million decrease in gross margin related to our large bearing facility.

Gross margin for the Plain Bearings segment was $72.9 million, or 36.4%, in fiscal 2012 versus $58.2 million, or 34.5% in fiscal 2011. Of this increase, approximately $5.5 million was attributable to volume, $3.5 million to cost reduction programs, $4.5 million to product mix and price increases and $1.2 million to favorable foreign exchange rates. This improvement was primarily driven by stronger demand for military vehicles, growth in construction, mining, energy, rail and the general industrial markets as well as increased build rates by aircraft manufacturers.

The Roller Bearings segment reported gross margin of $45.2 million, or 36.5%, in fiscal 2012 compared to $32.1 million, or 32.5%, in the prior fiscal year. This segment was favorably impacted by approximately $7.8 million in volume, $2.6 million in cost reduction programs and $2.7 million in product mix and price increases. This improved performance was impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment reported gross margin of $9.3 million, or 21.8%, in fiscal 2012 versus $9.2 million, or 22.6%, in fiscal 2011. Of this improvement, $0.3 million was attributable to volume and $0.1 million to product mix and price increases offset by a $0.3 million decrease in gross margin related to our large bearing facility.

During fiscal 2012, the Other segment reported gross margin of $13.2 million, or 42.4%, compared to $10.3 million, or 37.9%, in the prior fiscal year. This increase in gross margin was primarily driven by approximately $1.2 million from increased volume and $1.1 million in product mix and price increases combined with the impact of favorable foreign exchange of $0.6 million.

Selling, General and Administrative.

	FY12	FY11	$ Change	% Change

Plain Bearings	$14.4	$13.0	$1.4	11.4%
Roller Bearings	6.3	6.0	0.3	3.4%
Ball Bearings	3.4	3.2	0.2	6.8%
Other	4.0	3.6	0.4	11.6%
Corporate	33.2	26.9	6.3	23.4%
Total	$61.3	$52.7	$8.6	16.3%

SG&A expenses increased by $8.6 million, or 16.3%, to $61.3 million in fiscal 2012 compared to $52.7 million for the same period in fiscal 2011. The increase of $8.6 million was primarily attributable to an increase of $6.8 million in personnel-related costs as a result of headcount and salary increases, $0.8 million from the impact of foreign exchange, $0.7 million in travel and entertainment expenses, $0.2 million in professional fees and $0.1 million in incentive stock compensation. As a percentage of net sales, SG&A was 15.4% in fiscal 2012 compared to 15.7% for the same period in fiscal 2011. While SG&A expenses increased $8.6 million in fiscal 2012, net sales during the 2012 fiscal period increased by $61.9 million, contributing to the lower SG&A percentage to net sales of 15.4%.

Other, net. Other, net in fiscal 2012 was $1.6 million compared to $0.9 million for the same period in fiscal 2011. In fiscal 2012, other, net consisted of $1.5 million of amortization of intangibles, $0.2 million of bad debt expense and $0.1 million of other costs offset by $0.2 million of other income. In fiscal 2011, other, net consisted of a net gain of $1.1 million on the sale of assets and $0.1 million of other income offset by $1.4 million of amortization of intangibles, $0.5 million of bad debt expense and $0.2 million of restructuring costs.

Operating Income.

	FY12	FY11	$ Change	% Change

Plain Bearings	$57.9	$45.9	$12.0	26.2%
Roller Bearings	41.1	28.0	13.1	46.8%
Ball Bearings	3.5	3.6	(0.1)	(2.7)%
Other	9.0	6.6	2.4	35.5%
Corporate	(33.9)	(27.9)	(6.0)	21.2%
Total	$77.6	$56.2	$21.4	38.2%

Operating income was $77.6 million, or 19.5% of net sales, in fiscal 2012 compared to $56.2 million, or 16.7% of net sales, in fiscal 2011. The increase of $21.4 million in operating income dollars was driven primarily by $5.9 million in volume, $8.5 million in product mix and price increases, $6.1 million in cost reduction programs and $1.2 million from favorable exchange rates across both the diversified industrial and aerospace and defense markets. This was offset by a $0.3 million decrease in operating income related to our large bearing facility.

The increase in operating income was driven primarily by the economic recovery experienced in both our aerospace and defense and diversified industrial markets. Our diversified industrial business was driven by volume increases in construction, energy, mining, semiconductor, military vehicles and the overall general industrial markets. This increase was offset by expansion into our large bearing facility.

The Plain Bearings segment achieved an operating income of $57.9 million in fiscal 2012 compared to $45.9 million for the same period last year. This improved contribution resulted from approximately a $3.2 million increase in volume, $3.5 million in cost reduction programs, $4.5 million in product mix and price increases and $0.8 million of favorable foreign exchange.

The Roller Bearings segment achieved an operating income of $41.1 million in fiscal 2012 compared to $28.0 million in fiscal 2011. The increase of $13.1 million in operating income year over year was mainly the result of approximately $7.8 million of higher volume, $2.6 million of cost reduction programs and $2.7 million of product mix and price increases. This improved performance was impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment achieved an operating income of $3.5 million in fiscal 2012 compared to $3.6 million for the same period last fiscal year. This segment’s performance was impacted by a $0.2 million improvement attributable to product mix and price increases offset by a $0.3 million decrease in operating income related to our large bearing facility.

The Other segment achieved an operating income of $9.0 million in fiscal 2012 compared to $6.6 million for the same period in fiscal 2011. The increase of $2.4 million was mainly due to approximately $0.9 million from increased volume and $1.1 million from product mix and price increases combined with the impact of favorable foreign exchange of $0.4 million.

Interest Expense, net. Interest expense, net was $1.0 million in fiscal 2012 and $1.8 million in fiscal 2011, respectively.

Other Non-Operating Expense (Income). Other non-operating expense was $0.6 million in fiscal 2012 compared to $1.5 million in fiscal 2011. The decrease in expense of $0.9 million was primarily due to favorable foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes was $76.0 million in fiscal 2012 compared to income before taxes of $52.9 million in fiscal 2011.

Income Taxes. Income tax expense in fiscal 2012 was $26.0 million compared to $18.0 million in fiscal 2011. The effective income tax rate in fiscal 2012 was 34.2% compared to 34.1% in fiscal 2011. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

The effective income tax rate for fiscal 2011 of 34.1% includes the reversal of unrecognized tax benefits associated with the conclusion of our IRS audit. A U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was substantially completed during fiscal 2011. The effective income tax rate for fiscal 2011 without this discrete item would have been 35.2%.

Net Income. Net income was $50.0 million in fiscal 2012 compared to net income of $34.9 million in fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

Net Sales.

	FY11	FY10	$ Change	% Change

Plain Bearings	$168.8	$134.3	$34.5	25.7%
Roller Bearings	98.9	73.2	25.7	35.2%
Ball Bearings	40.6	45.4	(4.8)	(10.6)%
Other	27.3	21.8	5.5	25.1%
Total	$335.6	$274.7	$60.9	22.2%

Net sales for fiscal 2011 were $335.6 million, an increase of $60.9 million, or 22.2%, compared to $274.7 million for the same period in fiscal 2010. The increase of $60.9 million was primarily attributable to $56.3 million of volume, $2.7 million of product mix and pricing and $1.9 million of favorable foreign exchange rates. During fiscal 2011, our net sales increase was driven by the economic recovery across our end markets in the diversified industrial sector. Net sales to diversified industrial customers grew 54.4% in fiscal 2011 compared to the fiscal 2010. This was mainly the result of strong orders in construction and mining, semiconductor, military vehicles and the general industrial markets. The inclusion of our Lubron acquisition contributed $2.1 million to the increased net sales to diversified industrial customers. In addition, of this increase of 54.4%, approximately $1.0 million was from favorable foreign exchange rates. Net sales to aerospace and defense customers declined 0.9% in fiscal 2011 compared to fiscal 2010, mainly driven by slowness in the business jet market and in the general aerospace aftermarket. This decline was offset by approximately $0.9 million from favorable foreign exchange rates.

The Plain Bearings segment achieved net sales of $168.8 million in fiscal 2011, an increase of $34.5 million, or 25.7%, compared to $134.3 million for fiscal 2010. This segment was favorably impacted by volume of $31.7 million, $1.6 million in product mix and price increases and $1.2 million of favorable foreign exchange rates. Net sales to diversified industrial customers increased $27.0 million combined with a $7.5 million increase in net sales to aerospace and defense customers compared with fiscal 2010. This segment was favorably impacted by stronger demand for military vehicles combined with improvement in construction and mining and the general industrial markets. In addition, the inclusion of our Lubron acquisition contributed $2.1 million to the increase in net sales to diversified industrial customers.

The Roller Bearings segment achieved net sales of $98.9 million in fiscal 2011, an increase of $25.7 million, or 35.2%, compared to $73.2 million for fiscal 2010. This segment was favorably impacted by volume of approximately $24.8 million and $0.9 million of product mix and price increases. Of this increase in fiscal 2011, net sales to the industrial sector contributed $23.1 million combined with an increase of $2.6 million in net sales to aerospace and defense customers. This performance was favorably impacted by growth in the construction and mining markets, as well as increased activities by general industrial distributors.

The Ball Bearings segment achieved net sales of $40.6 million in fiscal 2011, a decrease of $4.8 million, or 10.6%, compared to $45.4 million for fiscal 2010. This segment was impacted by lower volume of approximately $5.0 million offset by product mix and price increases of $0.2 million. Net sales to the aerospace and defense sector contributed $11.0 million to this decline which was offset by an increase of $6.2 million in the diversified industrial sector. Aerospace and defense was negatively impacted by slowness in the business jet market and the general aerospace aftermarket offset by increased order activity from the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $27.3 million in fiscal 2011, an increase of $5.5 million, or 25.1%, compared to $21.8 million for fiscal 2010. The increase in net sales was favorably impacted by approximately $4.8 million of volume and $0.7 million of favorable foreign exchange rates. Of this increase, $4.9 million was attributable to improvement in net sales of machine tool collets in Europe combined with an increase of $0.6 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	FY11	FY10	$ Change	% Change

Plain Bearings	$58.2	$41.3	$16.9	40.9%
Roller Bearings	32.1	24.7	7.4	30.3%
Ball Bearings	9.2	11.6	(2.4)	(20.9)%
Other	10.3	7.0	3.3	47.1%
Total	$109.8	$84.6	$25.2	29.8%

Gross margin was $109.8 million, or 32.7% of net sales, in fiscal 2011, versus $84.6 million, or 30.8% of net sales, for fiscal 2010. The increase of $25.2 in gross margin dollars was driven by approximately $17.1 million in volume, $5.8 million in cost reduction programs, $2.7 million in product mix and price increases and $0.6 million from favorable foreign exchange rates across both the diversified industrial and aerospace and defense markets. This was offset by a $1.0 million decrease in gross margin related to our large bearing facility.

Gross margin for the Plain Bearings segment was $58.2 million, or 34.5%, in fiscal 2011 versus $41.3 million, or 30.7% in fiscal 2010. Of this increase, approximately $11.2 million was attributable to volume, $3.7 million to cost reduction programs, $1.6 million to product mix and price and $0.4 million from favorable foreign exchange. This improvement was primarily driven by increased business in the military vehicle market in addition to the $1.0 million contribution of the full year inclusion of our Lubron acquisition.

The Roller Bearings segment reported gross margin of $32.1 million, or 32.5%, in fiscal 2011 compared to $24.7 million, or 33.7%, in fiscal 2010. This segment’s gross margin dollars was favorably impacted by approximately $4.6 million in volume, $1.9 million in cost reduction programs and $0.9 million in product mix and price increases.

The Ball Bearings segment reported gross margin of $9.2 million, or 22.6%, in fiscal 2011 versus $11.6 million, or 25.6%, in fiscal 2010. Of this decline of $2.4 million, $0.3 million was attributable to product mix and price increases and $0.1 million from cost reduction programs offset by $1.8 million of lower volume and by a $1.0 million decrease in gross margin related to our large bearing facility.

During fiscal 2011, the Other segment reported gross margin of $10.3 million, or 37.9%, compared to $7.0 million, or 32.2%, in fiscal 2010. This increase in gross margin was primarily driven by approximately $3.1 million from increased volume combined with favorable foreign exchange of $0.2 million.

Selling, General and Administrative.

	FY11	FY10	$ Change	% Change

Plain Bearings	$13.0	$12.2	$0.8	6.2%
Roller Bearings	6.0	5.5	0.5	9.9%
Ball Bearings	3.2	3.1	0.1	2.9%
Other	3.6	3.9	(0.3)	(7.5)%
Corporate	26.9	22.7	4.2	18.7%
Total	$52.7	$47.4	$5.3	11.3%

SG&A expenses increased by $5.3 million, or 11.3%, to $52.7 million in fiscal 2011 compared to $47.4 million for fiscal 2010. The increase of $5.3 million was attributable to an increase of $3.1 million in personnel-related costs increases, $0.9 million in higher incentive stock compensation expense, $0.6 million in travel and entertainment expenses, $0.3 million from the impact of foreign exchange, $0.2 million in professional fees and $0.2 million in other expenses. As a percentage of net sales, SG&A was 15.7% in fiscal 2011 compared to 17.3% for fiscal 2010. While SG&A expenses increased $5.3 million in fiscal 2011, net sales during the 2011 fiscal period significantly increased by $60.9 million, contributing to the lower SG&A percentage to net sales of 15.7%.

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

Operating Income.

	FY11	FY10	$ Change	% Change

Plain Bearings	$45.9	$28.5	$17.4	60.7%
Roller Bearings	28.0	21.0	7.0	33.4%
Ball Bearings	3.6	5.6	(2.0)	(35.8)%
Other	6.6	2.7	3.9	147.3%
Corporate	(27.9)	(23.1)	(4.8)	(20.7)%
Total	$56.2	$34.7	$21.5	62.1%

Operating income was $56.2 million, or 16.7% of net sales, in fiscal 2011 compared to $34.7 million, or 12.6% of net sales, in fiscal 2010. The increase of $21.5 million in operating income dollars was driven primarily by $13.2 million in volume, $2.7 million in product mix and price increases, $5.7 million in cost reduction programs and $0.3 million from favorable exchange rates across both the diversified industrial and aerospace and defense markets offset by a $0.4 million decrease in operating income related to our large bearing facility. The full year impact of our Lubron acquisition contributed $0.8 million to this increase.

The increase in operating income was driven primarily by the economic recovery experienced in our industrial business primarily due to volume increases in construction and mining, semiconductor, military vehicles and the general industrial sector. This increase was offset by expansion into our large bearing facility.

The Plain Bearings segment achieved an operating income of $45.9 million in fiscal 2011 compared to $28.5 million in fiscal 2010. This increase of $17.4 million resulted from approximately a $11.8 million increase in volume, $3.7 million in cost reduction programs, $1.6 million in product mix and price increases and $0.3 million of favorable foreign exchange. Included in this segment is the full year impact of our Lubron acquisition which contributed $0.8 million to the increase.

The Roller Bearings segment achieved an operating income of $28.0 million compared to $21.0 million in fiscal 2010. The increase of $7.0 million in operating income year over year was mainly the result of approximately $4.2 million of higher volume, $1.9 million of cost reduction programs and $0.9 million of product mix and price increases. This improved performance was favorably impacted by increased activity in the construction and mining markets as well as from general industrial distributors.

The Ball Bearings segment achieved an operating income of $3.6 million in fiscal 2011 compared to $5.6 million for fiscal 2010. This segment was impacted by approximately $0.3 million of cost reductions and $0.1 million from product mix and price increases offset by $2.0 million of lower volume and a $0.4 million decrease in operating income related to our large bearing facility.

The Other segment achieved an operating income of $6.6 million in fiscal 2011 compared to $2.7 million for fiscal 2010. The increase of $3.9 million was mainly due to approximately $2.1 million increased volume from the European and Asian machine tool collet markets, as well as approximately $1.8 million volume improvements for mechanical components mainly in the U.S. market.

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

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth in part through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 31, 2012, we were in compliance with all such covenants.

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

On November 30, 2010, we borrowed approximately $30.0 million under the JP Morgan Credit Agreement and used such funds to repay the approximately $30.0 million balance outstanding under the KeyBank Credit Agreement. In the first quarter of fiscal 2012, we paid down the $30.0 million outstanding revolver balance; therefore, that balance was classified in the current portion of long-term debt as of April 2, 2011. Amounts outstanding under the new credit agreement are generally due and payable on the expiration date of November 30, 2015. We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Approximately $5.8 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 31, 2012, RBCA had the ability to borrow up to an additional $144.2 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.4 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 31, 2012, there were no borrowings under the Swiss Credit Facility.

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

As of March 31, 2012, we had cash and cash equivalents of $68.6 million of which approximately $35.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Fiscal 2012 Compared to Fiscal 2011

In the fiscal year ended March 31, 2012, we generated cash of $45.0 million from operating activities compared to $50.0 million for the fiscal year ended April 2, 2011. The decrease of $5.0 million was mainly a result of an increase of $15.1 million in net income and the net of non-cash charges of $3.6 million offset by a change in operating assets and liabilities of $23.7 million. The change in working capital investment was primarily attributable to an increase in inventory, an increase in accounts receivable and an increase in other non-current assets offset by a decrease in prepaid expenses and other current assets, an increase in accounts payable, an increase in accrued expenses and other current liabilities and an increase in other non-current liabilities. The change in inventory of $8.0 million was required to support increased demand as evidenced by an increase in backlog across all markets and is, therefore, realizable. Inventory turnover for the fiscal year ended March 31, 2012 increased to 2.0 as compared to 1.6 for the prior fiscal year. The change in accounts receivable of $7.2 million was a function of increased net sales combined with strong collection activities as days sales outstanding remained at 60 at the end of fiscal 2012 and fiscal 2011, respectively.

Cash used for investing activities for fiscal 2012 included $17.8 million relating to capital expenditures compared to $10.4 million for fiscal 2011.

In fiscal 2012, financing activities used $27.4 million. This was due to the $30.0 million paydown of our revolver and $0.3 million of payments on notes payable offset by $2.9 million net proceeds from the exercise of stock options and the repurchase of common stock.

Fiscal 2011 Compared to Fiscal 2010

In the fiscal year ended April 2, 2011, we generated cash of $50.0 million from operating activities compared to $41.2 million for the fiscal year ended April 3, 2010. The increase of $8.8 million was mainly a result of an increase of $10.5 million in net income and the net of non-cash charges of $2.5 million offset by a change in operating assets and liabilities of $0.8 million. The change in working capital investment was primarily attributable to an increase in inventory, an increase in accounts receivable and an increase in other non-current assets offset by a decrease in prepaid expenses and other current assets, an increase in accounts payable, an increase in accrued expenses and other current liabilities and an increase in other non-current liabilities. The change in inventory of $5.7 million was required to support increased demand as evidenced by an increase in backlog across all markets and is, therefore, realizable. Inventory turnover for the fiscal year ended April 2, 2011 increased to 1.6 as compared to 1.4 for the prior fiscal year. The change in accounts receivable of $14.7 million was a function of increased net sales and strong collection activities as days sales outstanding decreased by 4 days to 60 at the end of fiscal 2011 from 64 at the end of fiscal 2010.

Cash used for investing activities for fiscal 2011 included $10.4 million relating to capital expenditures compared to $9.9 million for fiscal 2010. This was offset by $3.2 million, net for the proceeds and purchase of short-term investments and by $2.4 million of proceeds from the sale of certain assets of our J. Bovagnet sales branch.

In fiscal 2011, financing activities used $5.4 million. This was primarily due to the $7.0 million paydown of our revolver and $1.5 million related to financing fees related to our new credit agreement offset by $3.1 million, net proceeds from the exercise of stock options and repurchase of common stock.

Capital Expenditures

Our capital expenditures in fiscal 2012 were $17.8 million. We expect to make capital expenditures of approximately $12.0 to $15.0 million during fiscal 2013 in connection with our existing business. We have funded our fiscal 2012 capital expenditures, and expect to fund fiscal 2013 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 31, 2012:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$1,041	$1, 041	$—	$—	$—
Capital lease obligations	184	97	87	—	—
Operating leases	17,051	4,900	7,407	2,322	2,422
Interest on fixed rate debt	18	17	1	—	—
Pension and postretirement benefits	18,517	1,692	3,551	3,744	9,530
Total contractual cash obligations	$36,811	$7,747	$11,046	$6,066	$11,952

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $11.2 million will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

Quarterly Results of Operations

	Quarter Ended
	Mar. 31, 2012	Dec. 31, 2011	Oct. 1, 2011	July 2, 2011	Apr. 2, 2011	Jan. 1, 2011	Oct. 2, 2010	July 3, 2010
	(Unaudited) (in thousands, except per share data)
Net sales	$111,323	$95,104	$97,751	$93,333	$88,898	$81,258	$83,095	$82,374
Gross margin	41,174	33,626	33,984	31,796	30,319	25,964	27,238	26,253
Operating income	24,064	18,204	18,367	17,013	16,054	12,204	13,888	14,047
Net income	$15,526	$12,167	$11,592	$10,712	$9,867	$7,386	$8,554	$9,061
Net income per common share:
Basic(1)(2)	$0.71	$0.56	$0.53	$0.49	$0.45	$0.34	$0.40	$0.42
Diluted(1)(2)	$0.69	$0.54	$0.52	$0.48	$0.44	$0.33	$0.39	$0.41

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Accounts Receivable. We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur in the future as conditions in the marketplace change.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.00% at April 3, 2010, to 5.30% at April 2, 2011 and to 4.20% at March 31, 2012. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 8.25% in fiscal 2012 and fiscal 2011, respectively.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.30% to 4.30%) would have increased our pension expense for fiscal 2012 by approximately $0.2 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 5.30% to 6.30%) would have decreased our pension expense for fiscal 2012 by approximately $0.2 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 7.25%) would have increased our pension expense for fiscal 2012 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 8.25% to 9.25%) would have reduced our pension expense for fiscal 2012 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 31, 2012 by 1.00% (from 4.20% to 3.20%) would have increased the projected benefit obligation of our pension plans by approximately $3.0 million. Increasing the discount rate assumption used to determine the funded status as of March 31, 2012 by 1.00% (from 4.20% to 5.20%) would have reduced the projected benefit obligation of our pension plans by approximately $2.5 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our actual target allocation of plan assets was 60% equity and 40% fixed income investments as of March 31, 2012 and April 2, 2011.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.7
Risk-free interest rate	0.98%	1.48%	2.25%
Expected volatility	47.6%	47.1%	39.8%

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

Derivative Instruments. We recognize all derivatives on the balance sheet at fair value. We utilize forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings.

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have generally been able to pass through these price increases through price increases on our products, the assessment of steel surcharges on our customers or entry into long-term agreements with our customers which often contain escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of up to 3 months or more between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline, and we may not be able to implement other price increases for our products. We offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases. The overall impact on costs for the year was immaterial.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were impacted by foreign currency fluctuations in fiscal 2012 compared to approximately 12% of our net sales in fiscal 2011. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of March 31, 2012, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 31, 2012 and April 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut

May 30, 2012

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31, 2012	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$68,621	$63,975
Short-term investments	—	3,912
Accounts receivable, net of allowance for doubtful accounts of $1,816 in 2012 and $1,490 in 2011	72,560	60,095
Inventory	158,805	144,175
Deferred income taxes	11,272	9,145
Prepaid expenses and other current assets	3,040	4,040
Total current assets	314,298	285,342
Property, plant and equipment, net	93,373	88,408
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $9,285 in 2012 and $7,810 in 2011	11,380	12,121
Other assets	5,754	5,398
Total assets	$459,518	$425,982

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 31, 2012	April 2, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,720	$24,245
Accrued expenses and other current liabilities	18,103	14,760
Current portion of long-term debt	1,041	30,546
Total current liabilities	43,864	69,551
Long-term debt, less current portion	—	750
Deferred income taxes	6,851	6,591
Other non-current liabilities	22,988	19,023
Total liabilities	73,703	95,915
Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2012 and 2011; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2012 and 2011; issued and outstanding shares: 22,327,295 in 2012 and 22,092,011 in 2011	223	221
Additional paid-in capital	205,333	197,644
Accumulated other comprehensive income	1,069	2,380
Retained earnings	185,392	135,395
Treasury stock, at cost, 202,271 shares in 2012 and 186,658 shares in 2011	(6,202)	(5,573)
Total stockholders' equity	385,815	330,067
Total liabilities and stockholders' equity	$459,518	$425,982

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net sales	$397,511	$335,625	$274,702
Cost of sales	256,931	225,851	190,136
Gross margin	140,580	109,774	84,566
Operating expenses:
Selling, general and administrative	61,303	52,706	47,367
Other, net	1,629	875	2,529
Total operating expenses	62,932	53,581	49,896
Operating income	77,648	56,193	34,670
Interest expense, net	1,045	1,791	1,807
Other non-operating expense (income)	624	1,525	(147)
Income before income taxes	75,979	52,877	33,010
Provision for income taxes	25,982	18,009	8,625
Net income	$49,997	$34,868	$24,385
Net income per common share:
Basic	$2.28	$1.61	$1.13
Diluted	$2.23	$1.58	$1.12
Weighted average common shares:
Basic	21,880,554	21,678,626	21,590,421
Diluted	22,390,914	22,078,711	21,747,082

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity	Income
Balance at March 28, 2009	21,838,486	$218	$187,139	$(3,327)	$76,142	(132,230)	$(4,161)	$256,011
Net income	—	—	—	—	24,385	—	—	24,385	$24,385
Repurchase of common stock	—	—	—	—	—	(24,400)	(565)	(565)
Stock-based compensation	—	—	3,182	—	—	—	—	3,182
Exercise of equity awards	23,275	—	323	—	—	(13,708)	(297)	26
Change in net prior service cost and actuarial losses, net of tax benefit of $1,301	—	—	—	(2,189)	—	—	—	(2,189)	(2,189)
Issuance of restricted stock	41,000	1	(1)	—	—	—	—	—
Adjusted tax benefit from IRS settlement	—	—	(1,060)	—	—	—	—	(1,060)

Change in fair value of derivatives, net of taxes of $210	—	—	—	353	—	—	—	353	353
Income tax benefit on exercise of non-qualified common stock options	—	—	(87)	—	—	—	—	(87)
Unrealized gain on investments, net of taxes of $46	—	—	—	79	—	—	—	79	79
Currency translation adjustments	—	—	—	3,412	—	—	—	3,412	3,412
Comprehensive income									26,040
Balance at April 3, 2010	21,902,761	219	189,496	(1,672)	100,527	(170,338)	(5,023)	283,547
Net income	—	—	—	—	34,868	—	—	34,868	34,868
Stock-based compensation	—	—	4,057	—	—	—	—	4,057
Exercise of equity awards	164,450	2	3,135	—	—	(16,320)	(550)	2,587
Change in net prior service cost and actuarial losses, net of tax benefit of $777	—	—	—	(1,308)	—	—	—	(1,308)	(1,308)
Issuance of restricted stock	24,800	—	—	—	—	—	—	—

Change in fair value of derivatives, net of taxes of $349	—	—	—	542	—	—	—	542	542
Income tax benefit on exercise of non-qualified common stock options	—	—	956	—	—	—	—	956
Unrealized loss on investments, net of tax benefit of $6	—	—	—	(11)	—	—	—	(11)	(11)
Currency translation adjustments	—	—	—	4,829	—	—	—	4,829	4,829
Comprehensive income									38,920
Balance at April 2, 2011	22,092,011	221	197,644	2,380	135,395	(186,658)	(5,573)	330,067
Net income	—	—	—	—	49,997	—	—	49,997	49,997
Stock-based compensation	—	—	4,121	—	—	—	—	4,121
Exercise of equity awards	123,684	2	2,811	—	—	(15,613)	(629)	2,184
Change in net prior service cost and actuarial losses, net of tax benefit of $1,047	—	—	—	(1,692)	—	—	—	(1,692)	(1,692)
Issuance of restricted stock	111,600	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $88	—	—	—	137	—	—	—	137	137
Income tax benefit on exercise of non-qualified common stock options	—	—	757	—	—	—	—	757
Unrealized loss on investments, net of tax benefit of $41	—	—	—	(68)	—	—	—	(68)	(68)
Currency translation adjustments, net of taxes of $6	—	—	—	312	—	—	—	312	312
Comprehensive income									$48,686
Balance at March 31, 2012	22,327,295	$223	$205,333	$1,069	$185,392	(202,271)	$(6,202)	$385,815

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$49,997	$34,868	$24,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,699	11,551	10,497
Excess tax benefits from stock-based compensation	(757)	(956)	87
Deferred income taxes	(119)	(1,146)	1,082
Amortization of intangible assets	1,491	1,420	1,333
Amortization of deferred financing costs	325	297	209
Stock-based compensation	4,121	4,057	3,182
(Gain) loss on disposition of assets	(10)	(1,076)	200
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,373)	(5,128)	9,570
Inventory	(14,293)	(6,279)	(612)
Prepaid expenses and other current assets	1,004	5,278	(341)
Other non-current assets	(1,815)	(611)	(1,155)
Accounts payable	413	4,976	(2,131)
Accrued expenses and other current liabilities	3,481	2,590	(6,281)
Other non-current liabilities	865	115	1,128
Net cash provided by operating activities	45,029	49,956	41,153
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,841)	(10,440)	(9,906)
Purchase of short-term investments	—	(1,845)	(7,219)
Proceeds from sale or maturities of short-term investments	3,883	5,043	—
Acquisition of businesses, net of cash acquired	—	—	(1,943)
Proceeds from sale of assets	297	2,397	15
Net cash used in investing activities	(13,661)	(4,845)	(19,053)
Cash flows from financing activities:
Net decrease in revolving credit facility	(30,000)	(7,000)	(30,000)
Repurchase of common stock	(629)	(550)	(862)
Exercise of stock options	2,813	3,137	323
Excess tax benefits from stock-based compensation	757	956	(87)
Payments of notes payable	(255)	(156)	(473)
Financing fees paid in connection with senior credit facility	—	(1,515)	—
Other, net	(72)	(247)	(289)
Net cash used in financing activities	(27,386)	(5,375)	(31,388)
Effect of exchange rate changes on cash	664	2,850	120
Cash and cash equivalents:
Increase (decrease) during the year	4,646	42,586	(9,168)
Cash, at beginning of year	63,975	21,389	30,557
Cash, at end of year	$68,621	$63,975	$21,389

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2012, 2011 and 2010, no one customer accounted for more than 8% of the Company's sales. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

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

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2012 and 2011 contained 52 weeks and fiscal year 2010 contained 53 weeks. The Company’s net sales and operating income were approximately 1.9% higher in fiscal 2010 as a result of the extra week. The amounts are shown in thousands, unless otherwise indicated.

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

The estimated useful lives of the Company's property, plant and equipment follows:

Buildings and improvements	20-30 years
Machinery and equipment	3-15 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Recognition of Revenue and Accounts Receivable and Concentration of Credit Risk

The Company recognizes revenue only after the following four basic criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

Revenue is recognized upon the passage of title, which generally is at the time of shipment, except for certain customers for which it occurs when the products reach their destination. Accounts receivable, net of applicable allowances, is recorded when goods are shipped.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 5% and 4% of accounts receivables at March 31, 2012 and April 2, 2011, respectively.

Short-Term Investments

The Company held investments in high grade corporate bonds which were classified in the accompanying consolidated balance sheets based upon the long or short term nature of the investment and the Company’s intent and ability to hold to maturity. Investment returns comprise dividends, interest, and gains and losses. The investments are required to be recorded at fair value and are classified as available for sale, with all unrealized gains and losses included in accumulated other comprehensive income, net of applicable taxes and other adjustments. The Company regularly reviews investment securities for impairment using both qualitative and quantitative criteria. As of March 31, 2012, the Company did not hold any short-term investments.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer's situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write-off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

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

Derivative Financial Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. The Company does not engage in other uses of these financial instruments. For a financial instrument to qualify as a hedge, the Company must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company measures the effectiveness of the hedging relationship at the inception of the hedge and quarterly at a minimum.

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

All derivatives are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net income	$49,997	$34,868	$24,385

Denominator:
Denominator for basic net income per common share—weighted-average shares	21,880,554	21,678,626	21,590,421
Effect of dilution due to employee stock options	510,360	400,085	156,661
Denominator for diluted net income per common share—adjusted weighted-average shares	22,390,914	22,078,711	21,747,082
Basic net income per common share	$2.28	$1.61	$1.13
Diluted net income per common share	$2.23	$1.58	$1.12

At March 31, 2012, 200,900 employee stock options and 700 restricted shares have been excluded from the calculation of diluted earnings per share. At April 2, 2011, 8,000 employee stock options have been excluded from the calculation of diluted earnings per share. At April 3, 2010, 1,114,700 employee stock options and 98,185 restricted shares were excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2012, 2011 and 2010 amounted to $7,778, $4,705 and $3,310, respectively. Net assets of the Company's foreign operations were $73,230 and $63,928 at March 31, 2012 and April 2, 2011, respectively.

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

The financial assets and liabilities that are measured on a recurring basis at March 31, 2012 consist of the Company’s forward contracts and average rate options. The Company has measured the fair value of these forward contracts and average rate options using observable market inputs such as spot and forward rates (as provided by the financial institution with which these instruments has been executed). Based on these inputs, these instruments are classified as Level 2 on the valuation hierarchy.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Investments	Total
Balance at March 28, 2009	$(463)	$(1,046)	$(1,818)	$—	$(3,327)
Currency translation	3,412	—	—	—	3,412
Change in fair value of derivatives, net of taxes	—	353	—	—	353
Net prior service cost and actuarial losses, net of taxes	—	—	(2,189)	—	(2,189)
Unrealized gain on investments, net of taxes	—	—	—	79	79

Balance at April 3, 2010	2,949	(693)	(4,007)	79	(1,672)
Currency translation	4,829	—	—	—	4,829
Change in fair value of derivatives, net of taxes	—	542	—	—	542
Net prior service cost and actuarial losses, net of taxes	—	—	(1,308)	—	(1,308)
Unrealized loss on investments, net of taxes	—	—	—	(11)	(11)

Balance at April 2, 2011	7,778	(151)	(5,315)	68	2,380
Currency translation, net of taxes	312	—	—	—	312
Change in fair value of derivatives, net of taxes	—	137	—	—	137
Net prior service cost and actuarial losses, net of taxes	—	—	(1,692)	—	(1,692)
Unrealized loss on investments, net of taxes	—	—	—	(68)	(68)
Balance at March 31, 2012	$8,090	$(14)	$(7,007)	$—	$1,069

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. This new ASU did not have an impact on the determination or reporting of the Company’s financial results for its fiscal year ended March 31, 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update, which will become effective for interim and annual periods beginning after December 15, 2011, requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider this new guidance as it conducts its annual goodwill impairment testing in its fiscal year beginning April 1, 2012 but no material impact is expected.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions and Dispositions

On June 28, 2010, RBC France SAS, a subsidiary of Schaublin SA, sold certain assets relating to its J. Bovagnet sales branch. The assets sold included the trade name, inventory, equipment, and a building. Simultaneously, Schaublin SA entered into a long-term distribution agreement for the continued distribution of Schaublin products by the J. Bovagnet sales operation into a defined territory. A gain in the amount of $1,066 was realized from the sale of the assets in fiscal 2011.

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

Short-term investments include corporate bonds that are classified as available-for-sale expected to be sold within the next twelve months. These bonds, with an amortized basis of $0 and $3,804 at March 31, 2012 and April 2, 2011 respectively, were measured at fair value by using quoted prices in active markets for identical assets and were classified as Level 1 of the valuation hierarchy. All such bonds reached their respective maturities as of July 2011. Corporate bonds in the amount of $3,799 were either sold or matured during the fiscal year ended March 31, 2012. As a result, the Company recognized a gain of $84 which was recorded in other non-operating expense in the fiscal period ended March 31, 2012.

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 31, 2012	$1,490	$473	$10	$(157)	$1,816
April 2, 2011	1,242	478	57	(287)	1,490
April 3, 2010	1,571	273	30	(632)	1,242

*Foreign currency and acquisition transactions.

6.	Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	March 31, 2012	April 2, 2011
Raw materials	$15,056	$12,594
Work in process	39,480	35,709
Finished goods	104,269	95,872
	$158,805	$144,175

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	April 2, 2011
Land	$11,590	$9,782
Buildings and improvements	38,042	35,070
Machinery and equipment	153,976	141,842
	203,608	186,694
Less: accumulated depreciation and amortization	110,235	98,286
	$93,373	$88,408

8.	Restructuring of Operations

In March 2010, the Company finished the consolidation of its Houston, Texas facilities. This resulted in a total charge of $620 of which $350 was related to the remaining months on the original lease and $270 was for moving expenses.

9.	Goodwill and Amortizable Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	March 31, 2012	April 2, 2011
Roller	$15,684	$15,684
Plain	17,190	17,190
Ball	671	671
Other	1,168	1,168
	$34,713	$34,713

Intangible Assets

		March 31, 2012		April 2, 2011
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,181	$2,232	$6,189	$1,819
Customer relationships and lists	11	5,556	3,007	5,558	2,578
Trade names	15	1,386	972	1,387	840
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	5,404	1,359	4,658	917
Domain names	10	437	167	437	124
Other	4	979	826	980	810
Total		$20,665	$9,285	$19,931	$7,810

Amortization expense for definite-lived intangible assets during fiscal year 2012, 2011 and 2010 was $1,491, $1,420 and $1,333, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2013	$1,518
2014	1,420
2015	1,422
2016	1,413
2017	1,303
2018 and thereafter	4,304

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 31, 2012	April 2, 2011
Employee compensation and related benefits	$8,202	$6,303
Taxes	3,725	3,248
Insurance	1,698	1,670
Interest rate swap	—	240
Other	4,478	3,299
	$18,103	$14,760

11.	Debt

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 31, 2012, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

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

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 31, 2012, the Company was in compliance with all such covenants.

Approximately $5,771 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 31, 2012, RBCA had the ability to borrow up to an additional $144,229 under the JP Morgan Credit Agreement.

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

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,428, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 31, 2012, there were no borrowings under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	March 31, 2012	April 2, 2011
JP Morgan Credit Agreement
Five-year senior secured revolving credit facility; amounts outstanding bear interest at LIBOR (0.25% plus a margin of 1.50% at April 2, 2011)	$—	$30,000
Notes Payable	1,041	1,296
Total Debt	1,041	31,296
Less: Current Portion	1,041	30,546
Long-Term Debt	$—	$750

The current portion of long-term debt as of March 31, 2012 includes a $291 note payable related to the acquisition of Lubron and a $750 note payable related to the AllPower acquisition. During the first quarter of fiscal 2012, the Company paid off the $30,000 outstanding under the revolving credit facility. As a result, the $30,000 borrowing was included in the current portion of long-term debt as of April 2, 2011, along with a $546 note payable related to the acquisition of Lubron.

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 31, 2012	April 2, 2011
Non-current pension liability	$4,839	$2,985
Other postretirement benefits	2,734	2,494
Non-current income tax liability	11,207	10,056
Deferred compensation	3,940	3,181
Other	268	307
	$22,988	$19,023

13.	Pension Plans

At March 31, 2012, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 31, 2012	April 2, 2011
Cash and cash equivalents	$916	$688
U.S. equity mutual funds	14,026	13,166
Fixed income mutual funds	5,662	5,589
	$20,604	$19,443

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC820 are classified as Level 1.

The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a March 31 measurement date for its plan.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at March 31, 2012 and April 2, 2011:

	March 31, 2012	April 2, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$22,428	$21,022
Service cost	359	336
Interest cost	1,166	1,212
Actuarial loss	3,016	1,421
Benefits paid	(1,526)	(1,563)
Benefit obligation at end of year	$25,443	$22,428
Change in plan assets:
Fair value of plan assets at beginning of year	$19,443	$19,292
Actual return on plan assets	1,187	214
Employer contributions	1,500	1,500
Benefits paid	(1,526)	(1,563)
Fair value of plan assets at end of year	$20,604	$19,443

(Under) funded status at end of year	$(4,839)	$(2,985)

Amounts recognized in the consolidated balance sheet:

	March 31, 2012	April 2, 2011
Non-current assets	$—	$—
Non-current liabilities	(4,839)	(2,985)
Net liability recognized	$(4,839)	$(2,985)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$170	$218
Net actuarial loss	10,563	8,022
Accumulated other comprehensive loss	$10,733	$8,240

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2013:

Prior service cost	$47
Net actuarial loss	1,093
Total	$1,140

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended March 31, 2012:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Components of net periodic benefit cost:
Service cost	$359	$336	$307
Interest cost	1,166	1,212	1,280
Expected return on plan assets	(1,534)	(1,525)	(1,574)
Amortization of prior service cost	47	53	49
Amortization of losses	822	412	25
Additional amount recognized due to curtailment	—	—	(8)
Net periodic benefit cost	$860	$488	$79

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2012	FY 2011	FY 2010
Discount rate	5.30%	6.00%	7.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

The discount rate used in determining the funded status as of March 31, 2012 and April 2, 2011 was 4.20% and 5.30%, respectively.

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

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. The Company's target allocation of plan assets was 60% equity and 40% fixed income as of March 31, 2012 and April 2, 2011.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2012.

2013	$1,468
2014	1,532
2015	1,565
2016	1,643
2017	1,643
2018-2022	8,442

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 129 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating AA-) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2012, 2011 and 2010, the Company made contribution and premium payments equal to $765, $621 and $644, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The Company had temporarily suspended the employer contribution to this plan effective January 1, 2009. At the beginning of fiscal year 2011, the Company resumed employer contributions which equaled 10% of the first 3.5% of eligible employee compensation. Employer contributions under this plan amounted to $338, $316 and $0 in fiscal 2012, 2011 and 2010, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. The Company had temporarily suspended the employer contribution to this plan effective January 1, 2009 and contributions remained suspended during fiscal 2010 and fiscal 2011. At the beginning of fiscal year 2012, the Company resumed employer contributions which equaled the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $123 in fiscal 2012.

14.	Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton, Bremen and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in “Accrued expenses and other current liabilities” and "Other non-current liabilities" in the Consolidated Balance Sheet.

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 31, 2012 and April 2, 2011:

	March 31, 2012	April 2, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$2,710	$2,907
Service cost	40	35
Interest cost	137	146
Actuarial (gain) loss	270	(173)
Benefits paid	(199)	(205)
Benefit obligation at end of year	$2,958	$2,710

	March 31, 2012	April 2, 2011
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	199	205
Benefits paid	(199)	(205)
Fair value of plan assets at end of year	$—	$—

(Under) funded status at end of year	$(2,958)	$(2,710)
Amounts recognized in the consolidated balance sheet:
Current liability	$(224)	$(216)
Non-current liability	(2,734)	(2,494)
Net liability recognized	$(2,958)	$(2,710)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$34	$37
Net actuarial loss	418	170
Accumulated other comprehensive loss	$452	$207

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2013:
Prior service cost	$3
Net actuarial loss	36
Total	$39

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Components of net periodic benefit cost:
Service cost	$40	$35	$44
Interest cost	137	146	190
Prior service cost amortization	3	3	29
Amount of loss recognized	22	6	2
Gain on curtailment	—	—	(100)
Net periodic benefit cost	$202	$190	$165

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 4.20% at March 31, 2012 and 5.30% at April 2, 2011. The discount rate used in determining the net periodic benefit cost was 5.30% for fiscal 2012, 6.00% for fiscal 2011 and 7.00% for fiscal 2010. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2012, 2011 and 2010.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2012:

2013	$224
2014	231
2015	223
2016	235
2017	223
2018-2022	1,088

15.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Domestic	$65,878	$46,349	$29,238
Foreign	10,101	6,528	3,772
	$75,979	$52,877	$33,010

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Current:
Federal	$22,012	$14,595	$4,870
State	2,562	2,738	2,212
Foreign	1,527	1,822	461
	26,101	19,155	7,543
Deferred:
Federal	(1,347)	(733)	1,446
State	433	(413)	(364)
Foreign	795	—	—
	(119)	(1,146)	1,082
Total	$25,982	$18,009	$8,625

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Income taxes using U.S. federal statutory rate	$26,593	$18,507	$11,554
State income taxes, net of federal benefit	2,040	1,374	1,381
Domestic production activities deduction	(2,211)	(1,367)	(526)
Foreign rate differential	(1,214)	(463)	(859)
Advanced energy manufacturing tax credit	—	—	(2,665)
Other	774	(42)	(260)
	$25,982	$18,009	$8,625

Net deferred tax assets (liabilities) consist of the following:

	March 31, 2012	April 2, 2011
Deferred tax assets (liabilities):
Postretirement benefits	$1,002	$880
Employee compensation accruals	2,462	2,012
State net operating losses	921	1,055
Inventory	7,854	6,504
Stock compensation	3,614	2,827
Pension	1,839	1,072
State tax	2,490	2,153
Fair value of derivative	—	90
Other	2,145	2,107
Valuation allowance	(353)	(353)
Total deferred tax assets	21,974	18,347

	March 31, 2012	April 2, 2011
Deferred tax liabilities:
Property, plant and equipment	(12,519)	(11,440)
Intangible assets	(5,034)	(4,353)
Total deferred tax liabilities	(17,553)	(15,793)
Net deferred tax assets	$4,421	$2,554

A valuation allowance has been recorded on certain state net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $52,500 at March 31, 2012 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations. Schaublin had a tax holiday which expired in March 2010 that provided a 75% reduction of the statutory rate relating to its Swiss facility. This resulted in a tax benefit of approximately $1,000 in fiscal 2010. Schaublin has received a new favorable tax arrangement in Switzerland pertaining to the acceleration of depreciation which results in a tax benefit of approximately $795 in fiscal 2012.

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

At March 31, 2012, the Company has state net operating losses in different jurisdictions at varying amounts up to $17,749, which expire at various dates through 2026.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2002. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2006. A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was substantially completed during fiscal 2011. As a result, the Company recognized certain previously unrecognized tax benefits of $576 in fiscal 2011 on the basis that the related tax positions have been effectively settled.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at April 3, 2010	$8,209
Increases for tax positions taken during the current period	1,355
Decrease due to a settlement with taxing authorities	(576)
Balance at April 2, 2011	8,988
Increases for tax positions taken during the current period	986
Balance at March 31, 2012	$9,974

The increase in tax positions is a result of federal tax credits and state income taxes. The decrease in tax positions in the Company’s fiscal year ending April 2, 2011 is due to the conclusion of an IRS audit. Substantially all of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized charges of $166 and $529 of interest and penalties on its statement of operations for the fiscal years ended March 31, 2012 and April 2, 2011, respectively. The Company has approximately $1,233 and $1,068 of accrued interest and penalties at March 31, 2012 and April 2, 2011, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 30, 2013 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be between $5,400 and $5,800.

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

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expired in July 2011, was governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of March 31, 2012, there were outstanding options to purchase 11,200 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the Plan.

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

Stock Options. Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 31, 2012, there were outstanding options to purchase 1,728,668 shares of common stock granted under the 2005 Long-Term Incentive Plan, 1,247,796 of which were exercisable.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 31, 2012, there were 152,212 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of March 31, 2012 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 2, 2011	1,692,052	$21.75	4.4	$28,959
Awarded	201,000	37.72
Exercised	(123,684)	22.74
Forfeitures	(29,500)	34.57
Outstanding, March 31, 2012	1,739,868	$23.30	3.9	$39,716

Exercisable, March 31, 2012	1,258,996	$20.43	3.4	$32,354

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.7
Risk-free interest rate	0.98%	1.48%	2.25%
Expected volatility	47.6%	47.1%	39.8%

The weighted average fair value per share of options granted was $15.43 in fiscal 2012, $13.50 in fiscal 2011 and $8.86 in fiscal 2010.

As of March 31, 2012, there was $5,313 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options that vested in fiscal 2012, 2011 and 2010 was $12,045, $10,213 and $5,775, respectively. The total intrinsic value of options exercised in fiscal 2012, 2011 and 2010 was $2,393, $2,848 and $364, respectively.

Of the total awards outstanding at March 31, 2012, 1,719,813 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $23.25, an intrinsic value of $39,354, and a weighted average contractual term of 3.9 years.

A summary of the status of the Company’s restricted stock outstanding as of March 31, 2012 and changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, April 2, 2011	98,095	$26.94
Granted	115,600	37.75
Vested	(57,483)	25.27
Forfeitures	(4,000)	37.31
Non-vested, March 31, 2012	152,212	$35.54

The Company recorded $1,001 (net of taxes of $595) in compensation in fiscal 2012 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $4,557 at March 31, 2012. This cost is expected to be recognized over a weighted average period of approximately 3.9 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $4,627, $4,560 and $4,186 in fiscal 2012, 2011 and 2010, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2012, 2011 and 2010 aggregated $1,235, $1,324 and $1,295, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2013	$4,900
2014	3,983
2015	3,424
2016	1,476
2017	846
2018 and thereafter	2,422

As of March 31, 2012, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2012, 2011 and 2010, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2013 or 2014.

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

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its cash flows, financial position or results of operations. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. As of March 31, 2012, the estimate for a loss exceeding any amounts already recognized is immaterial. The Company currently maintains insurance coverage for product liability claims.

18.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
(Gain) loss on disposition of assets	$(10)	$(1,076)	$200
Plant consolidation and moving costs	97	219	1,199
Provision for doubtful accounts	246	478	10
Amortization of intangibles	1,491	1,420	1,333
Other income	(195)	(166)	(213)
	$1,629	$875	$2,529

19.	Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments that do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure are combined and disclosed as "Other".

The Company has four reportable business segments, Plain Bearings, Roller Bearings, Ball Bearings and Other, which are described below. Within the Plain Bearings, Roller Bearings and Ball Bearings reportable segments, we have not aggregated any operating segments. Within the Other reportable segment, we have aggregated operating segments because they do not meet the quantitative threshold for separate disclosure.

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

Other. Other consists of three operating locations that do not fall into the above segmented categories. The Company’s precision machine tool collets provide effective part holding and accurate part location during machining operations. Additionally, the Company provides machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets and tight-tolerance, precision mechanical components for use in the motion control industry.

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

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Net External Sales
Plain	$200,141	$168,777	$134,303
Roller	123,803	98,942	73,164
Ball	42,330	40,637	45,442
Other	31,237	27,269	21,793
	$397,511	$335,625	$274,702
Gross Margin
Plain	$72,875	$58,147	$41,281
Roller	45,233	32,107	24,648
Ball	9,240	9,193	11,617
Other	13,232	10,327	7,020
	$140,580	$109,774	$84,566
Selling, General and Administrative Expenses
Plain	$14,453	$12,977	$12,221
Roller	6,282	6,073	5,528
Ball	3,383	3,170	3,082
Other	4,006	3,590	3,880
Corporate	33,179	26,896	22,656
	$61,303	$52,706	$47,367
Operating Income
Plain	$57,920	$45,896	$28,554
Roller	41,062	27,976	20,969
Ball	3,498	3,594	5,594
Other	9,018	6,656	2,691
Corporate	(33,850)	(27,929)	(23,138)
	$77,648	$56,193	$34,670
Total Assets
Plain	$312,678	$282,814	$242,973
Roller	163,475	121,621	105,912
Ball	47,382	44,825	45,819
Other	30,386	19,662	7,904
Corporate	(94,403)	(42,940)	(26,653)
	$459,518	$425,982	$375,955
Capital Expenditures
Plain	$5,971	$2,736	$2,369
Roller	4,304	4,058	1,544
Ball	1,486	1,200	5,610
Other	5,403	340	313
Corporate	677	2,106	70
	$17,841	$10,440	$9,906

	Fiscal Year Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Depreciation & Amortization
Plain	$4,516	$4,756	$4,583
Roller	4,555	3,809	3,636
Ball	2,636	2,304	1,561
Other	1,476	838	1,205
Corporate	1,007	1,264	845
	$14,190	$12,971	$11,830
Geographic External Sales
Domestic	$339,504	$289,536	$234,329
Foreign	58,007	46,089	40,373
	$397,511	$335,625	$274,702
Geographic Long-Lived Assets
Domestic	$86,026	$81,714	$84,718
Foreign	7,347	6,694	4,819
	$93,373	$88,408	$89,537
Intersegment Sales
Plain	$2,554	$1,954	$1,692
Roller	16,510	12,378	8,331
Ball	1,788	1,413	3,764
Other	23,823	18,455	15,416
	$44,675	$34,200	$29,203

All intersegment sales are eliminated in consolidation.

20.	Derivative Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings. As of March 31, 2012, the expected net impact of existing gains or losses to be reclassified from AOCI into earnings in the next twelve months is not material.

Notional amounts of the derivative financial instruments qualifying and designated as hedges were $1,401 at March 31, 2012 and $850 at April 2, 2011. These financial instruments have maturities that extend to October 2012. Unrealized losses (gains) related to derivative financial instruments were $12 and $(13) at March 31, 2012 and April 2, 2011, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 31, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended March 31, 2012, and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut
May 30, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 31, 2012 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2012 and April 2, 2011

Consolidated Statements of Operations for the years ended March 31, 2012, April 2, 2011 and April 3, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2012, April 2, 2011 and April 3, 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, April 2, 2011 and April 3, 2010

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

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated's Registration Statement on Form S-1, file No. 333-124824 (the "Registration Statement") dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated's Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

10.3	Credit Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, KeyBank National Association, J.P. Morgan Securities Inc. and LaSalle Bank National Association, filed as Exhibit 99.1 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.4	Parent Guaranty, dated as of June 26, 2006, by RBC Bearings Incorporated, in favor of KeyBank National Association, filed as Exhibit 99.2 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.5	Security Agreement, dated as of June 26, 2006, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and KeyBank National Association, filed as Exhibit 99.3 to Form 8-K dated July 18, 2006 is hereby incorporated by reference herein.

10.6	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.7	Amendment No. 2 to Credit Agreement, dated as of September 10, 2007 by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated and KeyBank National Association, as Administrative Agent and Lender filed as Exhibit 10.1 on Form 8-K dated September 10, 2007 is hereby incorporated by reference herein.

10.8	Agreement between RBC Heim Bearings and Local No. 376 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America effective February 1, 2008 filed as Exhibit 10.5 on Form 10-Q dated February 7, 2008 is hereby incorporated by reference herein.

10.9	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.

10.10	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.11	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.12	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.13	Employment Agreement, effective April 4, 2010, between RBC Bearings Incorporated and Michael J. Hartnett Ph.D. filed as Exhibit 10.1 to Form 8-K dated April 26, 2010 is hereby incorporated by reference herein.

10.14	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.

10.15	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.

10.16	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.

16.1	Letter to the Securities and Exchange Commission, dated June 10, 2010, from Ernst & Young LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated June 15, 2010 is hereby incorporated by reference herein.

16.2	Letter to the Securities and Exchange Commission, dated January 27, 2011 from PricewaterhouseCoopers LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated January 27, 2011 is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 30, 2012

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: May 30, 2012

/s/ Thomas M. Burigo	Corporate Controller
Thomas M. Burigo
Date: May 30, 2012

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 30, 2012

/s/ Alan B. Levine	Director
Alan B. Levine
Date: May 30, 2012

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 30, 2012

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: May 30, 2012

/s/ Mitchell I. Quain	Director
Mitchell I. Quain
Date: May 30, 2012

