Form 10-Q
period 2012-06-30
RBC Bearings INC
filed 2012-08-08
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of July 26, 2012, RBC Bearings Incorporated had 22,466,701 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,921	$68,621
Accounts receivable, net of allowance for doubtful accounts of $1,773 at June 30, 2012 and $1,816 at March 31, 2012	69,371	72,560
Inventory	161,517	158,805
Deferred income taxes	11,157	11,272
Prepaid expenses and other current assets	2,943	3,040
Total current assets	335,909	314,298
Property, plant and equipment, net	95,951	93,373
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $9,641 at June 30, 2012 and $9,285 at March 31, 2012	11,028	11,380
Other assets	5,620	5,754
Total assets	$483,221	$459,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,066	$24,720
Accrued expenses and other current liabilities	22,977	18,103
Current portion of long-term debt	992	1,041
Total current liabilities	49,035	43,864
Deferred income taxes	6,718	6,851
Other non-current liabilities	23,150	22,988
Total liabilities	78,903	73,703

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 30, 2012 and March 31, 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 30, 2012 and March 31, 2012; issued and outstanding shares: 22,497,975 at June 30, 2012 and 22,327,295 at March 31, 2012	225	223
Additional paid-in capital	210,314	205,333
Accumulated other comprehensive (loss)/gain	(2,575)	1,069
Retained earnings	202,556	185,392
Treasury stock, at cost, 202,271 shares at June 30, 2012 and March 31, 2012	(6,202)	(6,202)
Total stockholders' equity	404,318	385,815
Total liabilities and stockholders' equity	$483,221	$459,518

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Net sales	$103,334	$93,333
Cost of sales	64,891	61,537
Gross margin	38,443	31,796
Operating expenses:
Selling, general and administrative	16,097	14,533
Other, net	352	250
Total operating expenses	16,449	14,783
Operating income	21,994	17,013
Interest expense, net	215	472
Other non-operating (income) expense	(3,301)	196
Income before income taxes	25,080	16,345
Provision for income taxes	7,916	5,633
Net income	$17,164	$10,712
Net income per common share:
Basic	$0.78	$0.49
Diluted	$0.76	$0.48
Weighted average common shares:
Basic	22,030,272	21,833,754
Diluted	22,596,404	22,308,598

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Net income	$17,164	$10,712
Net prior service pension cost and actuarial losses, net of taxes	(194)	(140)
Change in fair value of derivatives, net of taxes	—	151
Change in unrealized loss on investments, net of taxes	—	(67)
Foreign currency translation adjustments	(3,450)	3,740
Total comprehensive income	$13,520	$14,396

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$17,164	$10,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,304	3,190
Excess tax benefits from stock-based compensation	(727)	(388)
Deferred income taxes	(17)	(950)
Amortization of intangible assets	379	367
Amortization of deferred financing costs	81	81
Stock-based compensation	1,127	1,005
(Gain) loss on disposition or sale of assets	(7)	48
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,704	(3,985)
Inventory	(3,841)	(4,545)
Prepaid expenses and other current assets	85	1,514
Other non-current assets	90	(740)
Accounts payable	496	(1,757)
Accrued expenses and other current liabilities	5,758	7,423
Other non-current liabilities	(79)	10
Net cash provided by operating activities	26,517	11,985

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,057)	(1,955)
Proceeds from sale or maturities of short-term investments	—	3,633
Proceeds from sale of assets	8	40
Net cash (used in) provided by investing activities	(6,049)	1,718

Cash flows from financing activities:
Net decrease in revolving credit facility	—	(30,000)
Exercise of stock options	3,129	421
Excess tax benefits from stock-based compensation	727	388
Other, net	(73)	(202)
Net cash provided by (used in) financing activities	3,783	(29,393)

Effect of exchange rate changes on cash	(1,951)	2,688

Cash and cash equivalents:
Increase (decrease) during the period	22,300	(13,002)
Cash, at beginning of period	68,621	63,975

Cash, at end of period	$90,921	$50,973

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 31, 2012 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year. The three month periods ended June 30, 2012 and July 2, 2011 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance is effective for the Company beginning in fiscal 2013. The Company will consider this new guidance as it conducts its annual goodwill impairment testing in the fourth quarter of fiscal 2013, but no material impact is expected.

In September 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update requires that an entity elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This ASU defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in fiscal 2013.

In December 2011 the FASB issued guidance enhancing disclosure requirements on the nature of an entity’s right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. The Company does not expect a material impact on its consolidated financial statements and disclosures upon adoption.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 30, 2012	July 2, 2011

Net income	$17,164	$10,712

Denominator for basic net income per common share—weighted-average shares outstanding	22,030,272	21,833,754
Effect of dilution due to employee stock options	566,132	474,844
Denominator for diluted net income per common share — weighted-average shares outstanding	22,596,404	22,308,598

Basic net income per common share	$0.78	$0.49

Diluted net income per common share	$0.76	$0.48

At June 30, 2012, 200,900 employee stock options and 700 restricted shares have been excluded from the calculation of diluted earnings per share. At July 2, 2011, 8,000 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 30, 2012	March 31, 2012
Raw materials	$15,437	$15,056
Work in process	40,588	39,480
Finished goods	105,492	104,269
	$161,517	$158,805

4. Intangible Assets

		June 30, 2012		March 31, 2012
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,133	$2,319	$6,181	$2,232
Customer relationships and lists	11	5,547	3,104	5,556	3,007
Trade names	15	1,383	1,005	1,386	972
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	5,470	1,479	5,404	1,359
Domain names	10	437	183	437	167
Other	4	977	829	979	826
Total		$20,669	$9,641	$20,665	$9,285

Amortization expense for definite-lived intangible assets for the three month periods ended June 30, 2012 and July 2, 2011 was $379 and $367, respectively. Estimated amortization expense for the remaining nine months of fiscal 2013, the five succeeding fiscal years and thereafter is as follows:

2013	$1,142
2014	1,425
2015	1,425
2016	1,416
2017	1,395
2018	1,395
2019 and thereafter	2,830

5. Debt

The balances payable under all borrowing facilities are as follows:

	June 30, 2012	March 31, 2012
Notes payable	$992	$1,041
Total debt	992	1,041
Less: current portion	992	1,041
Long-term debt	$—	$—

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of June 30, 2012, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 30, 2012, the Company was in compliance with all such covenants.

Approximately $5,545 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 30, 2012, RBCA had the ability to borrow up to an additional $144,455 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,187, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of June 30, 2012, there were no borrowings under the Swiss Credit Facility.

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

The effective income tax rates for the three month periods ended June 30, 2012 and July 2, 2011 were 31.6% and 34.5%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

The effective income tax rate for the three month period ended June 30, 2012 of 31.6% includes the reversal of unrecognized tax benefits associated with the conclusion of state income tax audits of $862. The effective income tax rate without these discrete items would have been 35.0%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be between $5,900 and $6,300.

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

The Company has four reportable business segments, Plain Bearings, Roller Bearings, Ball Bearings and Other, which are described below. Within the Plain Bearings, Roller Bearings and Ball Bearings reportable segments, the Company has not aggregated any operating segments. Within the Other reportable segment, the Company has aggregated operating segments because they do not meet the quantitative threshold for separate disclosure.

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

	Three Months Ended
	June 30, 2012	July 2, 2011
Net External Sales
Plain	$55,397	$47,148
Roller	31,397	28,166
Ball	9,387	10,088
Other	7,153	7,931
	$103,334	$93,333
Gross Margin
Plain	$21,286	$16,568
Roller	11,468	9,628
Ball	2,169	2,238
Other	3,520	3,362
	$38,443	$31,796

Selling, General & Administrative Expenses
Plain	$3,757	$3,631
Roller	1,707	1,540
Ball	781	710
Other	927	1,033
Corporate	8,925	7,619
	$16,097	$14,533

	Three Months Ended
	June 30, 2012	July 2, 2011

Operating Income
Plain	$17,283	$12,842
Roller	10,348	8,655
Ball	698	955
Other	2,645	2,306
Corporate	(8,980)	(7,745)
	$21,994	$17,013

Geographic External Sales
Domestic	$89,256	$78,466
Foreign	14,078	14,867
	$103,334	$93,333
Intersegment Sales
Plain	$793	$583
Roller	4,816	4,029
Ball	493	367
Other	6,651	5,288
	$12,753	$10,267

All intersegment sales are eliminated in consolidation.

8. Derivative Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings. As of June 30, 2012, the expected net impact of existing gains or losses to be reclassified from AOCI into earnings in the next twelve months is not material.

Notional amounts of the derivative financial instruments qualifying and designated as hedges were $419 at June 30, 2012 and $1,401 at March 31, 2012. These financial instruments have maturities that extend to October 2012. Unrealized losses (gains) related to derivative financial instruments were immaterial at June 30, 2012 and July 2, 2011, respectively.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 31, 2012. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our backlog, as of June 30, 2012, was $211.5 million compared to $206.4 million as of July 2, 2011. Our net sales for the three month period ended June 30, 2012 increased 10.7% compared to the same period last fiscal year. Our diversified industrial and aerospace and defense markets contributed 6.7% and 15.3%, respectively, to this growth. The performance in the diversified industrial markets resulted primarily from growth in the general industrial markets, industrial distribution and from military vehicles. We continued to experience the favorable impact of increased activity from the commercial aircraft industry, with growth in both the aerospace distribution and aerospace OEM and defense sectors.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $90.9 million in cash as of June 30, 2012, of which $34.3 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

During the three month period ended June 30, 2012, we received approximately $3.6 million in distribution payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) relating to antidumping claims filed during the past six years. As a result of recent rulings by the Federal Circuit and the United States Court of International Trade, these distribution payments, which we received on or about April 25, 2012, were based on our allocation of the CDSOA funds distributed in each of the past six years. This amount is recorded in other non-operating (income) expense.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 30, 2012	July 2, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	37.2	34.1
Selling, general and administrative	15.6	15.6
Other, net	0.3	0.3
Operating income	21.3	18.2
Interest expense, net	0.2	0.5
Other non-operating (income) expense	(3.2)	0.2
Income before income taxes	24.3	17.5
Provision for income taxes	7.7	6.0
Net income	16.6	11.5

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

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended July 2, 2011

Net Sales.

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% Change

Plain Bearings	$55.4	$47.1	$8.3	17.5%
Roller Bearings	31.4	28.2	3.2	11.5%
Ball Bearings	9.4	10.1	(0.7)	(6.9)%
Other	7.1	7.9	(0.8)	(9.8)%
Total	$103.3	$93.3	$10.0	10.7%

Net sales for the three month period ended June 30, 2012 were $103.3 million, an increase of $10.0 million, or 10.7%, compared to $93.3 million for the three month period ended July 2, 2011. The increase of $10.0 million was primarily attributable to $8.2 million of volume and $2.9 million of product mix and pricing offset by $1.1 million of unfavorable foreign exchange rates. Net sales to diversified industrial customers grew 6.7% in the three month period ended June 30, 2012 compared to the same period last fiscal year. The performance in the diversified industrial markets resulted primarily from growth in the general industrial markets, industrial distribution and from military vehicles. Net sales to aerospace and defense customers increased 15.3% in the three month period ended June 30, 2012 compared to the same period last fiscal year, mainly driven by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $55.4 million in the three month period ended June 30, 2012, an increase of $8.3 million, or 17.5%, compared to $47.1 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $6.2 million and $2.9 million in product mix and pricing offset by $0.8 million from unfavorable foreign exchange rates. Net sales to diversified industrial customers increased $4.7 million combined with a $3.6 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by improvements in industrial distribution combined with growth in military vehicles as well as by increased build rates by aircraft manufacturers and higher demand from the general aerospace aftermarket.

The Roller Bearings segment achieved net sales of $31.4 million in the three month period ended June 30, 2012, an increase of $3.2 million, or 11.5%, compared to $28.2 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of $2.9 million and product mix and pricing of $0.3 million. Of this increase, net sales to aerospace and defense customers contributed $2.5 million combined with an increase of $0.7 million from the industrial sector. This performance was favorably impacted by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket.

The Ball Bearings segment achieved net sales of $9.4 million in the three month period ended June 30, 2012, a decrease of $0.7 million, or 6.9%, compared to $10.1 million for the same period in the prior fiscal year. Of this decline, approximately $0.3 million was attributable to volume and $0.4 million to product mix and pricing. Net sales to diversified industrial customers contributed $0.8 million to this decline offset by an increase of $0.1 million from the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.1 million in the three month period ended June 30, 2012, a decrease of $0.8 million, or 9.8%, compared to $7.9 million for the same period in the prior fiscal year. The decline in net sales was attributable to approximately $0.6 million of lower volume and $0.2 million of unfavorable foreign exchange rates. Of this decline, $1.1 million was attributable to lower net sales of machine tool collets mainly in Europe and $0.2 million to unfavorable foreign exchange rates offset by an increase of $0.5 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% Change

Plain Bearings	$21.3	$16.6	$4.7	28.5%
Roller Bearings	11.4	9.6	1.8	19.1%
Ball Bearings	2.2	2.2	-	(3.1)%
Other	3.5	3.4	0.1	4.7%
Total	$38.4	$31.8	$6.6	20.9%

Gross margin was $38.4 million, or 37.2% of net sales, in the three month period ended June 30, 2012, versus $31.8 million, or 34.1% of net sales, for the same period in fiscal 2012. The increase of $6.6 million in gross margin dollars was driven by approximately $4.4 million in volume, $1.7 million in product mix and pricing, and $0.8 million in cost reduction programs offset by $0.3 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $21.3 million, or 38.4%, in the three month period ended June 30, 2012 versus $16.6 million, or 35.1% for the comparable period in fiscal 2012. Of this increase, approximately $3.1 million was attributable to volume, $1.6 million to product mix and pricing and $0.2 million to cost reduction programs offset by $0.2 million related to unfavorable foreign exchange rates. This segment was favorably impacted by improvements in industrial distribution combined with growth in military vehicles as well as by increased build rates by aircraft manufacturers and higher demand from the general aerospace aftermarket.

The Roller Bearings segment reported gross margin of $11.4 million, or 36.5%, in three month period ended June 30, 2012 compared to $9.6 million, or 34.2%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $1.6 million in volume and $0.2 million in cost reduction programs. This performance was favorably impacted by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket.

The Ball Bearings segment reported gross margin of $2.2 million, or 23.1%, in the three month period ended June 30, 2012 versus $2.2 million, or 22.2%, in the same period in fiscal 2012. Of this gross margin percentage improvement, $0.1 million was attributable to product mix and pricing offset by $0.1 million related to material and other costs.

During the three month period ended June 30, 2012, the Other segment reported gross margin of $3.5 million, or 49.2%, compared to $3.4 million, or 42.4%, for the same period in the prior fiscal year. This increase in gross margin was primarily driven by approximately $0.4 million from cost reduction programs offset by $0.2 million from lower volume and $0.1 million from the impact of unfavorable foreign exchange. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% Change

Plain Bearings	$3.8	$3.6	$0.2	3.5%
Roller Bearings	1.7	1.6	0.1	10.8%
Ball Bearings	0.8	0.7	0.1	10.0%
Other	0.9	1.0	(0.1)	(10.3)%
Corporate	8.9	7.6	1.3	17.1%
Total	$16.1	$14.5	$1.6	10.8%

SG&A expenses increased by $1.6 million, or 10.8%, to $16.1 million for the three month period ended June 30, 2012 compared to $14.5 million for the same period in fiscal 2012. The increase of $1.6 million was primarily attributable to an increase of $1.7 million in personnel-related costs as a result of headcount and salary increases and $0.1 million in incentive stock compensation offset by lower professional fees of $0.1 million and $0.1 million from the favorable impact of foreign exchange. As a percentage of net sales, SG&A was 15.6% for the three month periods ended June 30, 2012 and July 2, 2011. While SG&A expenses increased $1.6 million, or 10.8%, in three month period ended June 30, 2012, net sales during this fiscal period increased by $10.7 million, contributing to the flat SG&A percentage to net sales of 15.6%.

Other, net. Other, net for the three month period ended June 30, 2012 was expense of $0.4 million, an increase of $0.1 million, compared to expense of $0.3 million for the same period last fiscal year. For the three month period ended June 30, 2012, other, net consisted of $0.4 million of amortization of intangibles. For the three month period ended July 2, 2011, other, net consisted of $0.4 million amortization of intangibles offset by miscellaneous income of $0.1 million.

Operating Income.

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% Change

Plain Bearings	$17.3	$12.8	$4.5	34.6%
Roller Bearings	10.4	8.6	1.8	19.6%
Ball Bearings	0.7	1.0	(0.3)	(26.9)%
Other	2.6	2.3	0.3	14.7%
Corporate	(9.0)	(7.7)	(1.3)	15.9%
Total	$22.0	$17.0	$5.0	29.3%

Operating income was $22.0 million, or 21.3% of net sales, in the three month period ended June 30, 2012 compared to $17.0 million, or 18.2% of net sales, in the comparable period in fiscal 2012. The increase of $5.0 million in operating income dollars was driven primarily by $4.5 million in volume and $1.7 million in product mix and pricing, offset by higher SG&A and other costs of $1.0 million and $0.2 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

The increase in operating income, primarily in our Plain Bearings and Roller Bearings segments, was mostly attributable to improvements in industrial distribution combined with growth in military vehicles along with increased build rates by aircraft manufacturers and higher demand from the general aerospace aftermarket. This increase was offset by higher SG&A expenses, primarily driven by higher compensation costs.

The Plain Bearings segment achieved an operating income of $17.3 million in the three month period ended June 30, 2012 compared to $12.8 million for the same period last year. This improved contribution resulted from approximately a $3.1 million increase in volume and $1.6 million in product mix and pricing offset by $0.1 million increase in other costs and $0.1 million of unfavorable foreign exchange. This segment was favorably impacted by improvements in industrial distribution combined with growth in military vehicles as well as by increased build rates by aircraft manufacturers and higher demand from the general aerospace aftermarket.

The Roller Bearings segment achieved an operating income of $10.4 million in the three month period ended June 30, 2012 compared to $8.6 million in the comparable period in fiscal 2012. The increase of $1.8 million in operating income was mainly the result of approximately $1.6 million of higher volume and $0.2 million in cost reduction programs. This performance was favorably impacted by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket.

The Ball Bearings segment achieved an operating income of $0.7 million in the three month period ended June 30, 2012 compared to $1.0 million for the same period in the prior fiscal year. This segment’s performance was impacted by a $0.3 million increase in other costs.

The Other segment achieved an operating income of $2.6 million in the three month period ended June 30, 2012 compared to $2.3 million for the same period in the prior fiscal year. The increase of $0.3 million was mainly due to approximately $0.6 million from cost reduction programs offset by $0.2 from lower volume and by $0.1 million from the unfavorable impact of foreign exchange. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Interest Expense, net. Interest expense, net decreased by $0.3 million to $0.2 million in the three month period ended June 30, 2012, compared to $0.5 million in the same period last fiscal year.

Other Non-Operating (Income) Expense. Other non-operating income was $3.3 million in the three month period ended June 30, 2012 compared to expense of $0.2 million in the same period last fiscal year. The change of $3.5 million was primarily due to the receipt of a CDSOA distribution payment in the amount of $3.6 million offset by $0.1 million from the impact of unfavorable foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes increased by $8.8 million to $25.1 million for the three month period ended June 30, 2012 compared to $16.3 million for the three month period ended July 2, 2011.

Income Taxes. Income tax expense for the three month period ended June 30, 2012 was $7.9 million compared to $5.6 million for the three month period ended July 2, 2011. Our effective income tax rate for the three month period ended June 30, 2012 was 31.6% compared to 34.5% for the three month period ended July 2, 2011. The effective income tax rate for the three month period ended June 30, 2012 of 31.6% includes the reversal of unrecognized tax benefits associated with the conclusion of state income tax audits in the amount of $0.9 million. The effective income tax rate without these discrete items would have been 35.0%. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income. Net income increased by $6.5 million to $17.2 million for the three month period ended June 30, 2012 compared to $10.7 million for the three month period ended July 2, 2011.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of June 30, 2012, we were in compliance with all such covenants.

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

On November 30, 2010, we borrowed approximately $30.0 million under the JP Morgan Credit Agreement and used such funds to repay the approximately $30.0 million balance outstanding under the KeyBank Credit Agreement. In the first quarter of fiscal 2012, we paid down the $30.0 million outstanding revolver balance. Amounts outstanding under the new credit agreement are generally due and payable on the expiration date of November 30, 2015. We may elect to prepay some or all of the outstanding balance from time to time without penalty.

Approximately $5.5 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 30, 2012, RBCA had the ability to borrow up to an additional $144.5 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.2 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of June 30, 2012, there were no borrowings under the Swiss Credit Facility.

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

As of June 30, 2012, we had cash and cash equivalents of $90.9 million of which approximately $34.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended July 2, 2011

In the three month period ended June 30, 2012, we generated cash of $26.5 million from operating activities compared to $12.0 million for the three month period ended July 2, 2011. The increase of $14.5 million was mainly a result of an increase of $6.5 million in net income, the net of non-cash charges of $0.7 million and a change in operating assets and liabilities of $7.3 million. The change in working capital investment was primarily attributable to an increase in inventory offset by a decrease in accounts receivable, an increase in accounts payable and an increase in accrued expenses and other current liabilities. The change in inventory of $3.8 million was required to support increased demand as evidenced by an increase in backlog across all markets and is, therefore, realizable. Inventory turnover for the three month period ended June 30, 2012 increased to 2.1 as compared to 1.6 for the same period in the prior fiscal year. The change in accounts receivable of $2.7 million was a function of strong collection activities as days sales outstanding decreased to 60 at June 30, 2012 compared to 61 at July 2, 2011.

Cash used in investing activities for the three month period ended June 30, 2012 included $6.1 million for capital expenditures. Cash provided by investing activities for the three month period ended July 2, 2011 included proceeds of $3.6 million from the sale or maturity of short-term investments offset by $2.0 million for capital expenditures.

Financing activities provided $3.8 million in the three month period ended June 30, 2012 compared to the use of $29.4 million for the three month period ended July 2, 2011. The three month period ended June 30, 2012 included $3.1 million from the exercise of stock options and $0.7 million in excess tax benefits from stock-based compensation.

Capital Expenditures

Our capital expenditures were $6.1 million for the three month period ended June 30, 2012. We expect to make capital expenditures of approximately $12.0 to $15.0 million during fiscal 2013 in connection with our existing business. We are also evaluating the purchase of existing properties which are under operating leases currently. If we decide to acquire these properties, our capital expenditures could increase by an additional $8.0 to $15.0 million during fiscal 2013. We expect to fund fiscal 2013 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of June 30, 2012, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2012.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2012 Annual Report, incorporated by reference in our fiscal 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2013.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2013 compared to approximately 14% in the same period in fiscal 2012. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of June 30, 2012, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 30, 2012. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2012.

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

Total share repurchases for the three months ended June 30, 2012 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/01/2012-04/28/2012	—	$—	—	$4,848
04/29/2012-05/26/2012	—	—	—	4,848
05/27/2012-06/30/2012	—	—	—	$4,848
Total	—	$—	—

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 8, 2012

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 8, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

