Form 10-Q
period 2012-09-29
RBC Bearings INC
filed 2012-11-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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

As of October 26, 2012, RBC Bearings Incorporated had 22,740,402 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 29, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,184	$68,621
Short-term investments	827	—
Accounts receivable, net of allowance for doubtful accounts of $1,673 at September 29, 2012 and $1,816 at March 31, 2012	69,487	72,560
Inventory	167,181	158,805
Deferred income taxes	10,623	11,272
Prepaid expenses and other current assets	7,948	3,040
Total current assets	355,250	314,298
Property, plant and equipment, net	98,249	93,373
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $10,065 at September 29, 2012 and $9,285 at March 31, 2012	10,978	11,380
Other assets	6,142	5,754
Total assets	$505,332	$459,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,335	$24,720
Accrued expenses and other current liabilities	17,854	18,103
Current portion of long-term debt	940	1,041
Total current liabilities	43,129	43,864
Deferred income taxes	7,871	6,851
Other non-current liabilities	19,957	22,988
Total liabilities	70,957	73,703

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 29, 2012 and March 31, 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 29, 2012 and March 31, 2012; issued and outstanding shares: 22,880,478 at September 29, 2012 and 22,327,295 at March 31, 2012	229	223
Additional paid-in capital	222,572	205,333
Accumulated other comprehensive (loss)/gain	(1,274)	1,069
Retained earnings	219,050	185,392
Treasury stock, at cost, 202,271 shares at September 29, 2012 and March 31, 2012	(6,202)	(6,202)
Total stockholders' equity	434,375	385,815
Total liabilities and stockholders' equity	$505,332	$459,518

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$100,375	$97,751	$203,709	$191,084
Cost of sales	62,845	63,767	127,736	125,304
Gross margin	37,530	33,984	75,973	65,780
Operating expenses:
Selling, general and administrative	15,772	15,238	31,869	29,771
Other, net	563	379	915	629
Total operating expenses	16,335	15,617	32,784	30,400
Operating income	21,195	18,367	43,189	35,380
Interest expense, net	183	214	398	686
Other non-operating (income) expense	111	325	(3,190)	521
Income before income taxes	20,901	17,828	45,981	34,173
Provision for income taxes	4,407	6,236	12,323	11,869
Net income	$16,494	$11,592	$33,658	$22,304
Net income per common share:
Basic	$0.74	$0.53	$1.52	$1.02
Diluted	$0.73	$0.52	$1.49	$1.00
Weighted average common shares:
Basic	22,292,147	21,853,898	22,161,209	21,843,826
Diluted	22,714,107	22,297,428	22,655,255	22,303,013

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$16,494	$11,592	$33,658	$22,304
Net prior service pension cost and actuarial losses, net of taxes	(195)	(140)	(389)	(280)
Change in fair value of derivatives, net of taxes	—	18	—	169
Change in unrealized loss on investments, net of taxes	(5)	(1)	(5)	(68)
Foreign currency translation adjustments	1,500	(3,881)	(1,950)	(141)
Total comprehensive income	$17,794	$7,588	$31,314	$21,984

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$33,658	$22,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,612	6,421
Excess tax benefits from stock-based compensation	(4,160)	(501)
Deferred income taxes	1,669	(1,380)
Amortization of intangible assets	764	738
Amortization of deferred financing costs	163	163
Stock-based compensation	2,440	1,859
Gain on disposition or sale of assets	(24)	(54)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,684	(6,858)
Inventory	(8,984)	(10,095)
Prepaid expenses and other current assets	(4,911)	1,065
Other non-current assets	(959)	(731)
Accounts payable	(290)	(215)
Accrued expenses and other current liabilities	4,024	5,621
Other non-current liabilities	(2,998)	(1,177)
Net cash provided by operating activities	29,688	17,160

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,602)	(7,415)
Purchase of short-term investments	(827)	—
Proceeds from sale or maturities of short-term investments	—	3,883
Proceeds from sale of assets	45	153
Net cash used in investing activities	(12,384)	(3,379)

Cash flows from financing activities:
Net decrease in revolving credit facility	—	(30,000)
Exercise of stock options	10,646	764
Excess tax benefits from stock-based compensation	4,160	501
Repurchase of common stock	—	(162)
Other, net	(148)	(240)
Net cash provided by (used in) financing activities	14,658	(29,137)

Effect of exchange rate changes on cash	(1,399)	836

Cash and cash equivalents:
Increase (decrease) during the period	30,563	(14,520)
Cash, at beginning of period	68,621	63,975
Cash, at end of period	$99,184	$49,455

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

The results of operations for the three and six month periods ended September 29, 2012 are not necessarily indicative of the operating results for the full year. The six month periods ended September 29, 2012 and October 1, 2011 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsettng Assets and Liabilities”, enhancing disclosure requirements on the nature of an entity’s right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. The Company does not expect a material impact on its consolidated financial statements and disclosures upon adoption.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$16,494	$11,592	$33,658	$22,304

Denominator for basic net income per common share—weighted-average shares outstanding	22,292,147	21,853,898	22,161,209	21,843,826
Effect of dilution due to employee stock options	421,960	443,530	494,046	459,187
Denominator for diluted net income per common share — weighted-average shares outstanding	22,714,107	22,297,428	22,655,255	22,303,013

Basic net income per common share	$0.74	$0.53	$1.52	$1.02

Diluted net income per common share	$0.73	$0.52	$1.49	$1.00

At September 29, 2012, 379,000 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At October 1, 2011, 18,000 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 29, 2012	March 31, 2012
Raw materials	$16,421	$15,056
Work in process	40,764	39,480
Finished goods	109,996	104,269
	$167,181	$158,805

4. Intangible Assets

		September 29, 2012		March 31, 2012
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,210	$2,451	$6,181	$2,232
Customer relationships and lists	11	5,562	3,221	5,556	3,007
Trade names	15	1,388	1,038	1,386	972
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	5,743	1,606	5,404	1,359
Domain names	10	437	189	437	167
Other	4	981	838	979	826
Total		$21,043	$10,065	$20,665	$9,285

Amortization expense for definite-lived intangible assets for the three and six month periods ended September 29, 2012 was $385 and $764, respectively. Amortization expense for definite-lived intangible assets for the three and six month periods ended October 1, 2011 was $371 and $738, respectively. Estimated amortization expense for the remaining six months of fiscal 2013, the five succeeding fiscal years and thereafter is as follows:

2013	$775
2014	1,445
2015	1,445
2016	1,436
2017	1,415
2018	1,415
2019 and thereafter	3,047

5. Debt

The balances payable under all borrowing facilities are as follows:

	September 29, 2012	March 31, 2012
Notes payable	$940	$1,041
Total debt	940	1,041
Less: current portion	940	1,041
Long-term debt	$—	$—

On November 30, 2010, the Company entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides Roller Bearing Company of America, Inc. (“RBCA”), as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of September 29, 2012, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 29, 2012, the Company was in compliance with all such covenants.

Approximately $5,545 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 29, 2012, RBCA had the ability to borrow up to an additional $144,455 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,268, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of September 29, 2012, there were no borrowings under the Swiss Credit Facility.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2002. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2008. A U.S. federal income tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was deemed effectively settled in the Company’s second quarter of the year ended March 31, 2013. The company has been advised that an examination will be conducted by the Internal Revenue Service for its U.S. federal income tax return for the fiscal year ended March 31, 2011.

The effective income tax rates for the three and six month periods ended September 29, 2012 and October 1, 2011, were 21.1% and 35.0% and 26.8% and 34.7%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

The effective income tax rate for the three month period ended September 29, 2012 of 21.1% includes the reversal of unrecognized tax benefits associated with the conclusion of federal and state income tax audits of $2,838. The effective income tax rate without these discrete items would have been 34.7%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be between $1,100 and $1,500.

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

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net External Sales
Plain	$53,272	$49,558	$108,669	$96,706
Roller	30,052	29,913	61,449	58,079
Ball	9,980	10,881	19,367	20,969
Other	7,071	7,399	14,224	15,330
	$100,375	$97,751	$203,709	$191,084
Gross Margin
Plain	$20,362	$18,460	$41,648	$35,028
Roller	12,214	10,421	23,682	20,049
Ball	2,333	2,477	4,502	4,715
Other	2,621	2,626	6,141	5,988
	$37,530	$33,984	$75,973	$65,780

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Selling, General & Administrative Expenses
Plain	$3,630	$3,464	$7,387	$7,095
Roller	1,709	1,595	3,416	3,135
Ball	769	885	1,550	1,595
Other	859	1,004	1,786	2,037
Corporate	8,805	8,290	17,730	15,909
	$15,772	$15,238	$31,869	$29,771

Operating Income
Plain	$16,503	$14,854	$33,786	$27,696
Roller	9,715	9,392	20,063	18,047
Ball	2,184	1,018	2,882	1,973
Other	1,731	1,574	4,376	3,880
Corporate	(8,938)	(8,471)	(17,918)	(16,216)
	$21,195	$18,367	$43,189	$35,380
Geographic External Sales
Domestic	$86,599	$83,810	$175,855	$162,276
Foreign	13,776	13,941	27,854	28,808
	$100,375	$97,751	$203,709	$191,084
Intersegment Sales
Plain	$728	$653	$1,521	$1,236
Roller	4,489	4,051	9,305	8,080
Ball	680	370	1,173	737
Other	5,929	5,925	12,580	11,213
	$11,826	$10,999	$24,579	$21,266

All intersegment sales are eliminated in consolidation.

8. Derivative Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings. As of September 29, 2012, the expected net impact of existing gains or losses to be reclassified from AOCI into earnings in the next twelve months is not material.

Notional amounts of the derivative financial instruments qualifying and designated as hedges were $106 at September 29, 2012 and $1,401 at March 31, 2012. These financial instruments have maturities that extend to October 2012. Unrealized losses (gains) related to derivative financial instruments were immaterial at September 29, 2012 and October 1, 2011, respectively.

9. Subsequent Event

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14,067 CHF (approximately $14,960). Schaublin obtained a 20 year fixed rate mortgage for 9,300 CHF (approximately $9,900) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,060) was paid from cash on hand.

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

Outlook

Our backlog, as of September 29, 2012, was $216.1 million compared to $216.2 million as of October 1, 2011. Our net sales for the three month period ended September 29, 2012 increased 2.7% compared to the same period last fiscal year. Our aerospace and defense markets contributed 13.8% to this growth offset by a 6.9% decline in diversified industrial sales. The performance in the aerospace and defense market was driven by commercial aircraft build rates and the aerospace aftermarket. The diversified industrial market decline was attributable to slowing activity in mining, heavy truck, seminconductor, general industrial markets and, to a lesser extent, oil and gas.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $99.2 million in cash as of September 29, 2012, of which $36.6 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

During the first quarter of fiscal 2013, we received approximately $3.6 million in distribution payments under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) relating to antidumping claims filed during the past six years. As a result of recent rulings by the Federal Circuit and the United States Court of International Trade, these distribution payments, which we received on or about April 25, 2012, were based on our allocation of the CDSOA funds distributed in each of the past six years. This amount was recorded in other non-operating (income) expense in the first quarter of fiscal 2013.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.4	34.8	37.3	34.4
Selling, general and administrative	15.7	15.6	15.6	15.6
Other, net	0.6	0.4	0.5	0.3
Operating income	21.1	18.8	21.2	18.5
Interest expense, net	0.2	0.2	0.1	0.3
Other non-operating (income) expense	0.1	0.3	(1.4)	0.3
Income before income taxes	20.8	18.3	22.5	17.9
Provision for income taxes	4.4	6.4	6.0	6.2

Net income	16.4	11.9	16.5	11.7

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

Three Month Period Ended September 29, 2012 Compared to Three Month Period Ended October 1, 2011

Net Sales.

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$53.3	$49.6	$3.7	7.5%
Roller Bearings	30.0	29.9	0.1	0.5%
Ball Bearings	10.0	10.9	(0.9)	(8.3)%
Other	7.1	7.4	(0.3)	(4.4)%
Total	$100.4	$97.8	$2.6	2.7%

Net sales for the three month period ended September 29, 2012 were $100.4 million, an increase of $2.6 million, or 2.7%, compared to $97.8 million for the three month period ended October 1, 2011. The increase of $2.6 million was primarily attributable to $3.8 million of product mix/pricing and $0.3 million of higher volume offset by $1.5 million of unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased 13.8% in the three month period ended September 29, 2012 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates and the aerospace aftermarket. This was offset by a decline of 6.9% from the diversified industrial markets, resulting primarily from slowing activity in mining, heavy truck, semiconductor, general industrial markets and, to a lesser extent, oil and gas.

The Plain Bearings segment achieved net sales of $53.3 million in the three month period ended September 29, 2012, an increase of $3.7 million, or 7.5%, compared to $49.6 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $3.4 million and $1.4 million in product mix/pricing offset by $1.1 million from unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased $4.1 million offset by a decline of $0.4 million to diversified industrial customers. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment achieved net sales of $30.0 million in the three month period ended September 29, 2012, an increase of $0.1 million, or 0.5%, compared to $29.9 million for the same period in the prior fiscal year. This segment was favorably impacted by product mix/pricing of $1.6 million offset by lower volume of $1.5 million. Of this increase, net sales to aerospace and defense customers contributed $2.5 million offset by a decrease of $2.4 million from the diversified industrial sector. This performance was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment achieved net sales of $10.0 million in the three month period ended September 29, 2012, a decrease of $0.9 million, or 8.3%, compared to $10.9 million for the same period in the prior fiscal year. Of this decline, approximately $1.4 million was attributable to volume offset by $0.5 million to product mix/pricing. Net sales to the aerospace and defense sector contributed $1.2 million to this decline offset by an increase of $0.3 million from net sales to diversified industrial customers.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.1 million in the three month period ended September 29, 2012, a decrease of $0.3 million, or 4.4%, compared to $7.4 million for the same period in the prior fiscal year. The decline in net sales was attributable to approximately $0.4 million of unfavorable foreign exchange rates offset by increased volume of $0.1 million. Of this decline, $0.7 million was attributable to lower net sales of machine tool collets mainly in Europe and $0.4 million to unfavorable foreign exchange rates offset by an increase of $0.8 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin

.

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$20.4	$18.5	$1.9	10.3%
Roller Bearings	12.2	10.4	1.8	17.2%
Ball Bearings	2.3	2.5	(0.2)	(5.8)%
Other	2.6	2.6	—	(0.2)%
Total	$37.5	$34.0	$3.5	10.4%

Gross margin was $37.5 million, or 37.4% of net sales, in the three month period ended September 29, 2012, versus $34.0 million, or 34.8% of net sales, for the same period in fiscal 2012. The increase of $3.5 million in gross margin dollars was driven by approximately $3.0 million in product mix/pricing and $1.1 million in cost reductions offset by lower volume of $0.2 million and $0.4 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $20.4 million, or 38.2%, in the three month period ended September 29, 2012 versus $18.5 million, or 37.2% for the comparable period in fiscal 2012. Of this increase, approximately $1.4 million was attributable to volume and $1.0 million to product mix/pricing offset by $0.3 million related to unfavorable foreign exchange rates and $0.2 million related to cost increases. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment reported gross margin of $12.2 million, or 40.6%, in three month period ended September 29, 2012 compared to $10.4 million, or 34.8%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $0.9 million in cost reductions and $1.6 million from product mix/pricing offset by lower volume of $0.7 million. This improved performance was positively impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment reported gross margin of $2.3 million, or 23.4%, in the three month period ended September 29, 2012 versus $2.5 million, or 22.8%, in the same period in fiscal 2012. Of this gross margin percentage improvement, $0.4 million was attributable to product mix/pricing offset by $0.5 million related to lower volume and $0.1 million of cost increases.

During the three month period ended September 29, 2012, the Other segment reported gross margin of $2.6 million, or 37.1%, compared to $2.6 million, or 35.5%, for the same period in the prior fiscal year. This gross margin performance was favorably impacted by $0.5 million of cost reductions offset by $0.3 million from lower volume and $0.2 million from the impact of unfavorable foreign exchange. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$3.6	$3.4	$0.2	4.8%
Roller Bearings	1.7	1.6	0.1	7.1%
Ball Bearings	0.8	0.9	(0.1)	(13.1)%
Other	0.9	1.0	(0.1)	(14.4)%
Corporate	8.8	8.3	0.5	6.2%
Total	$15.8	$15.2	$0.6	3.5%

SG&A expenses increased by $0.6 million, or 3.5%, to $15.8 million for the three month period ended September 29, 2012 compared to $15.2 million for the same period in fiscal 2012. The increase of $0.6 million was primarily attributable to an increase of $0.5 million in incentive stock compensation and $0.4 million of other miscellaneous expenses offset by lower professional fees of $0.3 million. As a percentage of net sales, SG&A was 15.7% for the three month period ended September 29, 2012 compared to 15.6% for the same period in fiscal 2012. While SG&A expenses increased $0.6 million, or 3.5%, in three month period ended September 29, 2012, net sales during this fiscal period increased by $2.6 million, or 2.7%, contributing to an increase in SG&A percentage to net sales of 15.7% from 15.6% in the same period in the prior fiscal year.

Other, Net. Other, net for the three month period ended September 29, 2012 was expense of $0.6 million, an increase of $0.2 million, compared to expense of $0.4 million for the same period in fiscal 2012. For the three month period ended September 29, other, net consisted of $0.4 million of amortization of intangibles and $0.2 million in costs associated with moving manufacturing facilities. For the three month period ended October 1, 2011, other, net consisted of $0.4 million of amortization of intangibles and $0.1 million of bad debt expense offset by gain on sale of assets of $0.1 million and miscellaneous income of $0.1 million.

Operating Income.

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$16.5	$14.9	$1.6	11.1%
Roller Bearings	9.7	9.4	0.3	3.4%
Ball Bearings	2.2	1.0	1.2	114.5%
Other	1.7	1.6	0.1	10.0%
Corporate	(8.9)	(8.5)	(0.4)	5.5%
Total	$21.2	$18.4	$2.8	15.4%

Operating income was $21.2 million, or 21.1% of net sales, in the three month period ended September 29, 2012 compared to $18.4 million, or 18.8% of net sales, in the comparable period in fiscal 2012. The increase of $2.8 million in operating income dollars was driven primarily by $2.9 million in product mix/pricing and $1.1 million of cost reductions offset by higher SG&A expenses of $0.6 million, lower volume of $0.1 million and $0.5 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

The increase in operating income across all our segments was mostly attributable to increased commercial aircraft build rates and the aerospace aftermarket. This increase was offset by a decline in the diversified industrial markets in addition to higher SG&A expenses.

The Plain Bearings segment achieved an operating income of $16.5 million in the three month period ended September 29, 2012 compared to $14.9 million for the same period last year. This improved contribution resulted from approximately a $1.4 million increase in volume and $1.0 million in product mix/pricing offset by $0.6 million increase in other costs and $0.2 million of unfavorable foreign exchange. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment achieved an operating income of $9.7 million in the three month period ended September 29, 2012 compared to $9.4 million in the comparable period in fiscal 2012. The increase of $0.3 million in operating income was mainly the result of approximately $1.6 million in product mix/pricing offset by $0.7 million from lower volume and cost increases of $0.6 million. This performance was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment achieved an operating income of $2.2 million in the three month period ended September 29, 2012 compared to $1.0 million for the same period in the prior fiscal year. This segment’s performance was impacted by $0.4 million of product mix/pricing and $1.2 million of cost reductions offset by $0.4 million of lower volume.

The Other segment achieved an operating income of $1.7 million in the three month period ended September 29, 2012 compared to $1.6 million for the same period in the prior fiscal year. The increase of $0.1 million was mainly due to approximately $0.6 million from cost reductions offset by $0.4 from lower volume and by $0.1 million from the unfavorable impact of foreign exchange. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Interest Expense, Net. Interest expense, net remained flat at $0.2 million in the three month period ended September 29, 2012 compared to the same period last fiscal year.

Other Non-Operating Expense. Other non-operating expense was $0.1 million in the three month period ended September 29, 2012 compared to expense of $0.3 million in the same period last fiscal year.

Income Before Income Taxes. Income before taxes increased by $3.1 million to $20.9 million for the three month period ended September 29, 2012 compared to $17.8 million for the three month period ended October 1, 2011.

Income Taxes. Income tax expense for the three month period ended September 29, 2012 was $4.4 million compared to $6.2 million for the three month period ended October 1, 2011. Our effective income tax rate for the three month period ended September 29, 2012 was 21.1% compared to 35.0% for the three month period ended October 1, 2011. The effective income tax rate for the three month period ended September 29, 2012 of 21.1% includes the reversal of unrecognized tax benefits associated with the conclusion of income tax audits in the amount of $2.8 million. The effective income tax rate without these discrete items would have been 34.7%. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income. Net income increased by $4.9 million to $16.5 million for the three month period ended September 29, 2012 compared to $11.6 million for the three month period ended October 1, 2011.

Six Month Period Ended September 29, 2012 Compared to Six Month Period Ended October 1, 2011

Net Sales.

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$108.7	$96.7	$12.0	12.4%
Roller Bearings	61.4	58.1	3.3	5.8%
Ball Bearings	19.4	21.0	(1.6)	(7.6)%
Other	14.2	15.3	(1.1)	(7.2)%
Total	$203.7	$191.1	$12.6	6.6%

Net sales for the six month period ended September 29, 2012 were $203.7 million, an increase of $12.6 million, or 6.6%, compared to $191.1 million for the six month period ended October 1, 2011. The increase of $12.6 million was primarily attributable to $6.7 million of volume and $8.5 million of product mix/pricing offset by $2.6 million of unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased 14.6% in the six month period ended September 29, 2012 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates and the aerospace aftermarket. This was offset by a decline of 0.3% from the diversified industrial markets, resulting primarily from slowing activity in mining, heavy truck, semiconductor and general industrial markets.

The Plain Bearings segment achieved net sales of $108.7 million in the six month period ended September 29, 2012, an increase of $12.0 million, or 12.4%, compared to $96.7 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $7.6 million and $6.3 million in product mix/pricing offset by $1.9 million from unfavorable foreign exchange rates. Net sales to diversified industrial customers increased $4.3 million combined with a $7.7 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment achieved net sales of $61.4 million in the six month period ended September 29, 2012, an increase of $3.3 million, or 5.8%, compared to $58.1 million for the same period in the prior fiscal year. This segment was favorably impacted by product mix/pricing of $1.5 million and volume of $1.8 million. Of this increase, net sales to aerospace and defense customers contributed $5.0 million to this increase offset by a decline of $1.7 million from the diversified industrial sector. This segment’s performance was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment achieved net sales of $19.4 million in the six month period ended September 29, 2012, a decrease of $1.6 million, or 7.6%, compared to $21.0 million for the same period in the prior fiscal year. Of this decline, approximately $2.4 million was attributable to lower volume offset by the favorable impact of $0.8 million from product mix/pricing. Net sales to diversified industrial customers contributed $0.5 million to this decline combined with a decline of $1.1 million from the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $14.2 million in the six month period ended September 29, 2012, a decrease of $1.1 million, or 7.2%, compared to $15.3 million for the same period in the prior fiscal year. The decline in net sales was attributable to approximately $0.6 million of unfavorable foreign exchange rates and $0.5 million of lower volume. Of this decline, $1.8 million was attributable to lower net sales of machine tool collets mainly in Europe and $0.6 million to unfavorable foreign exchange rates offset by an increase of $1.3 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$41.7	$35.1	$6.6	18.9%
Roller Bearings	23.7	20.0	3.7	18.1%
Ball Bearings	4.5	4.7	(0.2)	(4.5)%
Other	6.1	6.0	0.1	2.6%
Total	$76.0	$65.8	$10.2	15.5%

Gross margin was $76.0 million, or 37.3% of net sales, in the six month period ended September 29, 2012, versus $65.8 million, or 34.4% of net sales, for the same period in fiscal 2012. The increase of $10.2 million in gross margin dollars was driven by approximately $3.2 million in volume, $5.4 million in product mix/pricing and $2.4 million in cost reductions offset by $0.8 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $41.7 million, or 38.3%, in the six month period ended September 29, 2012 versus $35.1 million, or 36.2% for the comparable period in fiscal 2012. Of this increase, approximately $3.4 million was attributable to volume and $3.9 million to product mix/pricing offset by $0.5 million related to unfavorable foreign exchange rates and $0.2 million of cost increases. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment reported gross margin of $23.7 million, or 38.5%, in six month period ended September 29, 2012 compared to $20.0 million, or 34.5%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $1.8 million in cost reductions, $1.0 million in volume and $0.9 million in product mix/pricing. This segment’s performance was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment reported gross margin of $4.5 million, or 23.2%, in the six month period ended September 29, 2012 versus $4.7 million, or 22.5%, in the same period in fiscal 2012. Of this gross margin percentage improvement, $0.6 million was attributable to product mix/pricing offset by $0.6 million of lower volume and $0.2 million related to material and other costs.

During the six month period ended September 29, 2012, the Other segment reported gross margin of $6.1 million, or 43.2%, compared to $6.0 million, or 39.1%, for the same period in the prior fiscal year. This increase in gross margin was primarily driven by approximately $0.9 million from cost reductions offset by $0.5 million from lower volume and $0.3 million from the impact of unfavorable foreign exchange. Performance in this segment was primarily impacted by lower net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$7.4	$7.1	$0.3	4.1%
Roller Bearings	3.4	3.2	0.2	9.0%
Ball Bearings	1.6	1.6	—	(2.8)%
Other	1.8	2.0	(0.2)	(12.3)%
Corporate	17.7	15.9	1.8	11.4%
Total	$31.9	$29.8	$2.1	7.0%

SG&A expenses increased by $2.1 million, or 7.0%, to $31.9 million for the six month period ended September 29, 2012 compared to $29.8 million for the same period in fiscal 2012. The increase of $2.1 million was primarily attributable to an increase of $1.6 million in personnel-related costs as a result of headcount and salary increases, $0.6 million in incentive stock compensation and $0.2 million of other miscellaneous expenses offset by $0.3 million from the favorable impact of foreign exchange. As a percentage of net sales, SG&A was 15.6% for the six month period ended September 29, 2012 compared to 15.6% for the same period in fiscal 2012. While SG&A expenses increased $2.1 million, or 7.0%, in the six month period ended September 29, 2012, net sales during this fiscal period increased by $12.6 million, or 6.6%, contributing to the flat SG&A percentage to net sales of 15.6%.

Other, Net. Other, net for the six month period ended September 29, 2012 was expense of $0.9 million, an increase of $0.3 million, compared to expense of $0.6 million for the same period in fiscal 2012. For the six month period ended September 29, other, net consisted of $0.8 million of amortization of intangibles and $0.1 million of other miscellaneous expense. For the six month period ended October 1, 2011, other, net consisted of $0.7 million of amortization of intangibles and $0.1 million of bad debt expense offset by gain on sale of assets of $0.1 million and miscellaneous income of $0.1 million.

Operating Income.

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change

Plain Bearings	$33.8	$27.7	$6.1	22.0%
Roller Bearings	20.1	18.0	2.1	11.2%
Ball Bearings	2.9	2.0	0.9	46.1%
Other	4.3	3.9	0.4	12.8%
Corporate	(17.9)	(16.2)	(1.7)	10.5%
Total	$43.2	$35.4	$7.8	22.1%

Operating income was $43.2 million, or 21.2% of net sales, in the six month period ended September 29, 2012 compared to $35.4 million, or 18.5% of net sales, in the comparable period in fiscal 2012. The increase of $7.8 million in operating income dollars was driven primarily by $3.2 million in volume and $5.4 million in product mix/pricing and $2.4 million of cost reductions offset by $2.7 million of higher SG&A expenses and $0.5 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

The increase in operating income across all our segments was mostly attributable to increased commercial aircraft build rates and the aerospace aftermarket. This increase was offset by higher SG&A expenses, primarily driven by higher personnel costs and stock compensation expense.

The Plain Bearings segment achieved an operating income of $33.8 million in the six month period ended September 29, 2012 compared to $27.7 million for the same period last year. This improved contribution resulted from approximately a $3.4 million increase in volume and $3.9 million in product mix/pricing offset by $0.9 million increase in other costs and $0.3 million of unfavorable foreign exchange. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Roller Bearings segment achieved an operating income of $20.1 million in the six month period ended September 29, 2012 compared to $18.0 million in the comparable period in fiscal 2012. The increase of $2.1 million in operating income was mainly the result of approximately $1.0 million of higher volume, $0.8 million in product mix/pricing, and $0.2 million in cost reductions and $0.1 million from favorable foreign exchange. This segment’s performance was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment achieved an operating income of $2.9 million in the six month period ended September 29, 2012 compared to $2.0 million for the same period in the prior fiscal year. This segment’s performance was favorably impacted by $0.6 million in product mix/pricing and $1.0 million in cost reductions offset by lower volume of $0.7 million.

The Other segment achieved an operating income of $4.3 million in the six month period ended September 29, 2012 compared to $3.9 million for the same period in the prior fiscal year. The increase of $0.4 million was mainly due to approximately $1.1 million from cost reductions offset by $0.5 from lower volume and by $0.2 million from the unfavorable impact of foreign exchange. Performance in this segment was primarily impacted by lower net sales of machine tool collets mainly in Europe.

Interest Expense, Net. Interest expense, net decreased by $0.3 million to $0.4 million in the six month period ended September 29, 2012, compared to $0.7 million in the same period last fiscal year.

Other Non-Operating (Income) Expense. Other non-operating income was $3.2 million in the six month period ended September 29, 2012 compared to expense of $0.5 million in the same period last fiscal year. The change of $3.7 million was primarily due to the receipt of a CDSOA distribution payment in the amount of $3.6 million and by $0.1 million from the impact of favorable foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes increased by $11.8 million to $46.0 million for the six month period ended September 29, 2012 compared to $34.2 million for the six month period ended October 1, 2011.

Income Taxes. Income tax expense for the six month period ended September 29, 2012 was $12.3 million compared to $11.9 million for the six month period ended October 1, 2011. Our effective income tax rate for the six month period ended September 29, 2012 was 26.8% compared to 34.7% for the six month period ended October 1, 2011. The effective income tax rate for the six month period ended September 29, 2012 of 26.8% includes the reversal of unrecognized tax benefits associated with the conclusion of income tax audits in the amount of $3.7 million. The effective income tax rate without these discrete items would have been 34.9%. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income. Net income increased by $11.4 million to $33.7 million for the six month period ended September 29, 2012 compared to $22.3 million for the six month period ended October 1, 2011.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of September 29, 2012, we were in compliance with all such covenants.

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

Approximately $5.5 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 29, 2012, RBCA had the ability to borrow up to an additional $144.5 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.3 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of September 29, 2012, there were no borrowings under the Swiss Credit Facility.

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

As of September 29, 2012, we had cash and cash equivalents of $99.2 million of which approximately $36.6 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Six Month Period Ended September 29, 2012 Compared to the Six Month Period Ended October 1, 2011

In the six month period ended September 29, 2012, we generated cash of $29.7 million from operating activities compared to $17.2 million for the six month period ended October 1, 2011. The increase of $12.5 million was mainly a result of an increase of $11.4 million in net income, the net of non-cash charges of $0.2 million and a change in operating assets and liabilities of $0.9 million. The change in working capital investment was primarily attributable to increases in inventory, prepaid expenses and other current assets and other non-current assets and decreases in accounts payable and other non-current liabilities offset by a decrease in accounts receivable and an increase in accrued expenses and other current liabilities. The change in inventory of $9.0 million was required to support continued strong demand as evidenced by steady backlog across all markets and is, therefore, realizable. Inventory turnover for the six month period ended September 29, 2012 decreased to 1.9 as compared to 2.0 for the same period in the prior fiscal year. The change in accounts receivable of $2.7 million was a function of strong collection activities as days sales outstanding decreased to 60 at September 29, 2012 compared to 61 at October 1, 2011.

Cash used in investing activities for the six month period ended September 29, 2012 included $11.6.million for capital expenditures and $0.8 million for the purchase of short-term investments. Cash used in investing activities for the six month period ended October 1, 2011 included $7.4 million related to capital expenditures offset by proceeds of $3.9 million from the sale or maturity of short-term investments and $0.1 million proceeds from the sale of assets.

Financing activities provided $14.7 million in the six month period ended September 29, 2012 compared to the use of $29.1 million for the six month period ended October 1, 2011. The six month period ended September 29, 2012 included $10.6 million from the exercise of stock options and $4.2 million in excess tax benefits from stock-based compensation.

Capital Expenditures

Our capital expenditures were $11.6 million for the six month period ended September 29, 2012, including approximately $1.5 million for the purchase of new properties in South Carolina and Georgia. On October 1, 2012, Schaublin purchased the land and building, which it had been leasing, for 14.1 million CHF (approximately $15.0 million). In addition, we expect to make additional capital expenditures of $5.0 to $10.0 million during fiscal 2013. We expect to fund fiscal 2013 capital expenditures, principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of September 29, 2012, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2012.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2012 Annual Report, incorporated by reference in our fiscal 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2013.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in the first six months of fiscal 2013 compared to approximately 13% in the same period in fiscal 2012. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of September 29, 2012, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 29, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 29, 2012. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2012.

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

Total share repurchases for the three months ended September 29, 2012 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/01/2012-07/28/2012	—	$—	—	$4,848
07/29/2012-08/25/2012	—	—	—	4,848
08/26/2012-09/29/2012	—	—	—	$4,848
Total	—	$—	—

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 6, 2012

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 6, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

