Form 10-Q
period 2012-12-29
RBC Bearings INC
filed 2013-02-07
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012

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

As of January 25, 2013, RBC Bearings Incorporated had 22,958,248 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 29, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$111,955	$68,621
Short-term investments	1,210	—
Accounts receivable, net of allowance for doubtful accounts of $1,396 at December 29, 2012 and $1,816 at March 31, 2012	61,831	72,560
Inventory	172,625	158,805
Deferred income taxes	9,714	11,272
Prepaid expenses and other current assets	8,735	3,040
Total current assets	366,070	314,298
Property, plant and equipment, net	114,558	93,373
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $10,423 at December 29, 2012 and $9,285 at March 31, 2012	10,847	11,380
Other assets	6,496	5,754
Total assets	$532,684	$459,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,989	$24,720
Accrued expenses and other current liabilities	17,914	18,103
Current portion of long-term debt	1,360	1,041
Total current liabilities	43,263	43,864
Deferred income taxes	7,747	6,851
Long-term debt	9,541	—
Other non-current liabilities	20,550	22,988
Total liabilities	81,101	73,703

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 29, 2012 and March 31, 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 29, 2012 and March 31, 2012; issued and outstanding shares: 23,243,028 at December 29, 2012 and 22,327,295 at March 31, 2012	232	223
Additional paid-in capital	230,519	205,333
Accumulated other comprehensive gain	56	1,069
Retained earnings	231,159	185,392
Treasury stock, at cost, 287,780 shares at December 29, 2012 and 202,271 shares at March 31, 2012	(10,383)	(6,202)
Total stockholders' equity	451,583	385,815
Total liabilities and stockholders' equity	$532,684	$459,518

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	$96,336	$95,104	$300,045	$286,188
Cost of sales	60,060	61,478	187,796	186,782
Gross margin	36,276	33,626	112,249	99,406
Operating expenses:
Selling, general and administrative	16,567	15,009	48,436	44,780
Other, net	550	413	1,465	1,042
Total operating expenses	17,117	15,422	49,901	45,822
Operating income	19,159	18,204	62,348	53,584
Interest expense, net	281	249	679	935
Other non-operating (income) expense	229	36	(2,961)	557
Income before income taxes	18,649	17,919	64,630	52,092
Provision for income taxes	6,540	5,752	18,863	17,621
Net income	$12,109	$12,167	$45,767	$34,471
Net income per common share:
Basic	$0.54	$0.56	$2.05	$1.58
Diluted	$0.53	$0.54	$2.01	$1.54
Weighted average common shares:
Basic	22,538,502	21,894,128	22,286,974	21,860,593
Diluted	22,862,347	22,449,793	22,724,286	22,351,940

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net income	$12,109	$12,167	$45,767	$34,471
Net prior service pension cost and actuarial losses, net of taxes	(194)	(141)	(583)	(421)
Change in fair value of derivatives, net of taxes	—	(47)	—	122
Change in unrealized loss on investments, net of taxes	26	—	21	(68)
Foreign currency translation adjustments	1,498	(1,951)	(451)	(2,092)
Total comprehensive income	$13,439	$10,028	$44,754	$32,012

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$45,767	$34,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,947	9,530
Excess tax benefits from stock-based compensation	(5,567)	(791)
Deferred income taxes	2,455	(1,709)
Amortization of intangible assets	1,127	1,112
Amortization of deferred financing costs	244	244
Stock-based compensation	4,013	3,121
Gain on disposition or sale of assets	(52)	(62)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,503	(2,846)
Inventory	(13,968)	(17,781)
Prepaid expenses and other current assets	(5,689)	297
Other non-current assets	(1,612)	(1,345)
Accounts payable	(685)	1,341
Accrued expenses and other current liabilities	5,443	5,751
Other non-current liabilities	(2,702)	637
Net cash provided by operating activities	49,224	31,970

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,804)	(11,299)
Purchase of short-term investments	(1,210)	—
Proceeds from sale or maturities of short-term investments	—	3,883
Proceeds from sale of assets	165	162
Net cash used in investing activities	(31,849)	(7,254)

Cash flows from financing activities:
Decrease in revolving credit facility	—	(30,000)
Proceeds from term loan	9,857	—
Exercise of stock options	15,617	1,673
Excess tax benefits from stock-based compensation	5,567	791
Repurchase of common stock	(4,180)	(569)
Other, net	(273)	(238)
Net cash provided by (used in) financing activities	26,588	(28,343)

Effect of exchange rate changes on cash	(629)	(637)

Cash and cash equivalents:
Increase (decrease) during the period	43,334	(4,264)
Cash, at beginning of period	68,621	63,975
Cash, at end of period	$111,955	$59,711

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

The results of operations for the three and nine month periods ended December 29, 2012 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 29, 2012 and December 31, 2011 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011

Net income	$12,109	$12,167	$45,767	$34,471

Denominator for basic net income per common share—weighted-average shares outstanding	22,538,502	21,894,128	22,286,974	21,860,593
Effect of dilution due to employee stock options	323,845	555,665	437,312	491,347
Denominator for diluted net income per common share — weighted-average shares outstanding	22,862,347	22,449,793	22,724,286	22,351,940

Basic net income per common share	$0.54	$0.56	$2.05	$1.58

Diluted net income per common share	$0.53	$0.54	$2.01	$1.54

At December 29, 2012, 209,500 employee stock options and 300 restricted shares have been excluded from the calculation of diluted earnings per share. At December 31, 2011, 15,100 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

3. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 29, 2012	March 31, 2012
Raw materials	$17,606	$15,056
Work in process	39,947	39,480
Finished goods	115,072	104,269
	$172,625	$158,805

4. Intangible Assets

		December 29, 2012		March 31, 2012
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,199	$2,548	$6,181	$2,232
Customer relationships and lists	11	5,559	3,330	5,556	3,007
Trade names	15	1,387	1,047	1,386	972
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	5,986	1,734	5,404	1,359
Domain names	10	437	200	437	167
Other	4	980	842	979	826
Total		$21,270	$10,423	$20,665	$9,285

Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 29, 2012 was $363 and $1,127, respectively. Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 31, 2011 was $374 and $1,112, respectively. Estimated amortization expense for the remaining three months of fiscal 2013, the five succeeding fiscal years and thereafter is as follows:

2013	$399
2014	1,470
2015	1,470
2016	1,461
2017	1,440
2018	1,440
2019 and thereafter	3,167

5. Debt

The balances payable under all borrowing facilities are as follows:

	December 29, 2012	March 31, 2012
Notes payable	$10,901	$1,041
Total debt	10,901	1,041
Less: current portion	1,360	1,041
Long-term debt	$9,541	$—

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 29, 2012 was 9,184 CHF, or $10,050.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of December 29, 2012, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 29, 2012, the Company was in compliance with all such covenants.

Approximately $5,545 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 29, 2012, RBCA had the ability to borrow up to an additional $144,455 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 CHF, or $4,377, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of December 29, 2012, there were no borrowings under the Swiss Credit Facility.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 30, 2002. The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before March 28, 2009. A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal years ended March 31, 2007 and March 29, 2008 was deemed effectively settled in the Company’s second quarter of the fiscal year ended March 30, 2013 and the statute of limitations expired for the Company’s fiscal year ended March 28, 2009 in the Company’s third quarter of the fiscal year ended March 30, 2013. The Company is presently under an examination by the Internal Revenue Service for its U.S. federal corporate income tax return for the fiscal year ended April 2, 2011.

The effective income tax rates for the three and nine month periods ended December 29, 2012 and December 31, 2011, were 35.1% and 32.1% and 29.2% and 33.8%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

The effective income tax rate for the three month period ended December 29, 2012 of 35.1% includes discrete items of $105 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 35.6%. The effective tax rate, without discrete items, for the three month period ended December 31, 2011 would have been 34.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be between $1,200 and $1,500.

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

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net External Sales
Plain	$51,497	$46,816	$160,166	$143,522
Roller	26,115	30,632	87,564	88,711
Ball	10,779	9,962	30,146	30,931
Other	7,945	7,694	22,169	23,024
	$96,336	$95,104	$300,045	$286,188
Gross Margin
Plain	$20,220	$16,772	$61,868	$51,800
Roller	10,587	11,238	34,269	31,287
Ball	1,848	2,365	6,350	7,080
Other	3,621	3,251	9,762	9,239
	$36,276	$33,626	$112,249	$99,406
Selling, General & Administrative Expenses
Plain	$3,865	$3,621	$11,252	$10,716
Roller	1,682	1,596	5,098	4,731
Ball	729	581	2,279	2,176
Other	968	981	2,754	3,018
Corporate	9,323	8,230	27,053	24,139
	$16,567	$15,009	$48,436	$44,780
Operating Income
Plain	$16,160	$13,028	$49,946	$40,724
Roller	8,826	10,292	28,889	28,339
Ball	1,083	1,027	3,965	3,000
Other	2,592	2,231	6,968	6,111
Corporate	(9,502)	(8,374)	(27,420)	(24,590)
	$19,159	$18,204	$62,348	$53,584
Geographic External Sales
Domestic	$82,227	$82,148	$258,082	$244,424
Foreign	14,109	12,956	41,963	41,764
	$96,336	$95,104	$300,045	$286,188
Intersegment Sales
Plain	$757	$650	$2,278	$1,886
Roller	4,372	4,130	13,677	12,210
Ball	671	451	1,844	1,188
Other	5,760	5,857	18,340	17,070
	$11,560	$11,088	$36,139	$32,354

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

Outlook

Our backlog, as of December 29, 2012, was $211.3 million compared to $215.7 million as of December 31, 2011. Our net sales for the three month period ended December 29, 2012 increased 1.3% compared to the same period last fiscal year. Our aerospace and defense markets contributed 15.8% to this growth offset by a 12.2% decline in diversified industrial sales. The performance in the aerospace and defense market was driven by commercial aircraft build rates and the aerospace aftermarket. The diversified industrial market decline was attributable to slowing activity in mining and military vehicles. In the nine months ended December 29, 2012 our net sales increased 4.8% compared to the same period last fiscal year. Our aerospace and defense markets contributed 15.0% to this growth offset by a 4.1% decline in diversified industrial sales. The performance in the aerospace and defense market was driven by commercial aircraft build rates and the aerospace aftermarket. The diversified industrial market decline was attributable to slowing activity in mining, oil and gas and general industrial markets.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $112.0 million in cash and cash equivalents as of December 29, 2012, of which $33.7 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.7	35.4	37.4	34.7
Selling, general and administrative	17.2	15.8	16.1	15.6
Other, net	0.6	0.5	0.5	0.4
Operating income	19.9	19.1	20.8	18.7
Interest expense, net	0.3	0.3	0.2	0.3
Other non-operating (income) expense	0.2	—	(1.0)	0.2
Income before income taxes	19.4	18.8	21.6	18.2
Provision for income taxes	6.8	6.0	6.3	6.2
Net income	12.6	12.8	15.3	12.0

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

Three Month Period Ended December 29, 2012 Compared to Three Month Period Ended December 31, 2011

Net Sales.

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$51.5	$46.8	$4.7	10.0%
Roller Bearings	26.1	30.6	(4.5)	(14.7)%
Ball Bearings	10.8	10.0	0.8	8.2%
Other	7.9	7.7	0.2	3.3%
Total	$96.3	$95.1	$1.2	1.3%

Net sales for the three month period ended December 29, 2012 were $96.3 million, an increase of $1.2 million, or 1.3%, compared to $95.1 million for the three month period ended December 31, 2011. The increase of $1.2 million was primarily attributable to $1.2 million of product mix/pricing and higher volume of $0.3 milllion offset by $0.3 million of unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased 15.8% in the three month period ended December 29, 2012 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates and the aerospace aftermarket. This was offset by a decline of 12.2% from the diversified industrial markets, resulting primarily from slowing activity in mining and military vehicles.

The Plain Bearings segment achieved net sales of $51.5 million in the three month period ended December 29, 2012, an increase of $4.7 million, or 10.0%, compared to $46.8 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $4.0 million and $0.9 million in product mix/pricing offset by $0.2 million from unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased $6.8 million offset by a decline of $2.1 million to diversified industrial customers. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining and military vehicles.

The Roller Bearings segment achieved net sales of $26.1 million in the three month period ended December 29, 2012, a decrease of $4.5 million, or 14.7%, compared to $30.6 million for the same period in the prior fiscal year. This segment was impacted by lower volume of $4.2 million and product mix/pricing of $0.3 million. Net sales to the diversified industrial sector declined $4.0 million combined with a decrease of $0.5 million from the aerospace and defense sector. This segment was primarily effected by the slowing activity in mining.

The Ball Bearings segment achieved net sales of $10.8 million in the three month period ended December 29, 2012, an increase of $0.8 million, or 8.2%, compared to $10.0 million for the same period in the prior fiscal year. Of this increase, approximately $0.5 million was attributable to product mix/pricing and $0.3 million to volume. Net sales to the aerospace and defense sector contributed $0.4 million to this increase combined with an increase of $0.4 million from net sales to diversified industrial customers.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.9 million in the three month period ended December 29, 2012, an increase of $0.2 million, or 3.3%, compared to $7.7 million for the same period in the prior fiscal year. The increase in net sales was attributable to increased volume of approximately $0.3 million offset by $0.1 million of unfavorable foreign exchange rates. Of this increase, $0.5 million due to increased demand for mechanical components mainly in the U.S. market offset by lower net sales of $0.3 million of machine tool collets mainly in Europe.

Gross Margin.

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$20.2	$16.8	$3.4	20.6%
Roller Bearings	10.6	11.2	(0.6)	(5.8)%
Ball Bearings	1.9	2.4	(0.5)	(21.9)%
Other	3.6	3.2	0.4	11.4%
Total	$36.3	$33.6	$2.7	7.9%

Gross margin was $36.3 million, or 37.7% of net sales, in the three month period ended December 29, 2012, versus $33.6 million, or 35.4% of net sales, for the same period in fiscal 2012. The increase of $2.7 million in gross margin dollars was driven by approximately $1.3 million in product mix/pricing, $1.2 million in cost reductions and higher volume of $0.3 million offset by $0.1 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $20.2 million, or 39.3%, in the three month period ended December 29, 2012 versus $16.8 million, or 35.8% for the comparable period in fiscal 2012. Of this increase, approximately $1.5 million was attributable to volume, $1.3 million to cost reductions and $0.7 million to product mix/pricing offset by $0.1 million related to unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining and military vehicles.

The Roller Bearings segment reported gross margin of $10.6 million, or 40.5%, in three month period ended December 29, 2012 compared to $11.2 million, or 36.7%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $0.5 million in cost reductions and $0.3 million from product mix/pricing offset by lower volume of $1.4 million. This segment was primarily effected by the slowing activity in mining.

The Ball Bearings segment reported gross margin of $1.9 million, or 17.1%, in the three month period ended December 29, 2012 versus $2.4 million, or 23.7%, in the same period in fiscal 2012. This segment’s performance was attributable to unfavorable cost increases of $0.7 million offset by $0.2 million of product mix/pricing.

During the three month period ended December 29, 2012, the Other segment reported gross margin of $3.6 million, or 45.6%, compared to $3.2 million, or 42.3%, for the same period in the prior fiscal year. This gross margin performance was favorably impacted by $0.3 million of higher volume and $0.1 million of cost reductions. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$3.9	$3.6	$0.3	6.7%
Roller Bearings	1.7	1.6	0.1	5.4%
Ball Bearings	0.7	0.6	0.1	25.5%
Other	1.0	1.0	—	(1.3)%
Corporate	9.3	8.2	1.1	13.3%
Total	$16.6	$15.0	$1.6	10.4%

SG&A expenses increased by $1.6 million, or 10.4%, to $16.6 million for the three month period ended December 29, 2012 compared to $15.0 million for the same period in fiscal 2012. The increase of $1.6 million was primarily attributable to an increase of $0.8 million in personnel-related expenses, $0.3 million in incentive stock compensation, $0.2 million in higher professional fees and $0.3 million of other miscellaneous expenses. As a percentage of net sales, SG&A was 17.2% for the three month period ended December 29, 2012 compared to 15.8% for the same period in fiscal 2012. While SG&A expenses increased $1.6 million, or 10.4%, in three month period ended December 29, 2012, net sales during this fiscal period increased by $1.2 million, or 1.3%, contributing to an increase in SG&A percentage to net sales of 17.2% from 15.8% in the same period in the prior fiscal year.

Other, Net. Other, net for the three month period ended December 29, 2012 was expense of $0.6 million, an increase of $0.2 million, compared to expense of $0.4 million for the same period in fiscal 2012. For the three month period ended December 29, 2012, other, net consisted of $0.4 million of amortization of intangibles and $0.2 million in costs associated with asset disposals and restructuring. For the three month period ended December 31, 2011, other, net consisted of $0.4 million of amortization of intangibles and $0.1 million of bad debt expense offset by miscellaneous income of $0.1 million.

Operating Income.

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$16.2	$13.0	$3.2	24.0%
Roller Bearings	8.8	10.3	(1.5)	(14.2)%
Ball Bearings	1.1	1.0	0.1	5.5%
Other	2.6	2.2	0.4	16.2%
Corporate	(9.5)	(8.3)	(1.2)	13.5%
Total	$19.2	$18.2	$1.0	5.2%

Operating income was $19.2 million, or 19.9% of net sales, in the three month period ended December 29, 2012 compared to $18.2 million, or 19.1% of net sales, in the comparable period in fiscal 2012. The increase of $1.0 million in operating income dollars was driven primarily by $1.2 million in product mix/pricing, $1.4 million of cost reductions and $0.3 million of higher volume offset by higher SG&A expenses of $1.6 million and $0.3 million of unfavorable foreign exchange rates.

The increase in operating income in three of our four segments was mostly attributable to increased commercial aircraft build rates and the aerospace aftermarket. This increase was offset by a decline in the diversified industrial markets in addition to higher SG&A expenses.

The Plain Bearings segment achieved an operating income of $16.2 million in the three month period ended December 29, 2012 compared to $13.0 million for the same period last year. This improved contribution resulted from approximately a $1.5 million increase in volume, $1.3 million in cost reductions and $0.7 million in product mix/pricing offset by $0.3 million in unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining and military vehicles.

The Roller Bearings segment achieved an operating income of $8.8 million in the three month period ended December 29, 2012 compared to $10.3 million in the comparable period in fiscal 2012. The decrease of $1.5 million in operating income was mainly the result of approximately $0.3 million in product mix/pricing offset by $1.4 million from lower volume and cost increases of $0.4 million. This segment was primarily effected by the slowing activity in mining.

The Ball Bearings segment achieved an operating income of $1.1 million in the three month period ended December 29, 2012 compared to $1.0 million for the same period in the prior fiscal year. This segment’s performance was favorably impacted by $0.2 million of product mix/pricing offset by cost increases of $0.1 million.

The Other segment achieved an operating income of $2.6 million in the three month period ended December 29, 2012 compared to $2.2 million for the same period in the prior fiscal year. The increase of $0.4 million was mainly due to approximately $0.3 million from higher volume and $0.1 million from cost reductions. Performance in this segment was impacted by lower net sales of machine tool collets mainly in Europe.

Interest Expense, Net. Interest expense, net was $0.3 million in the three month period ended December 29, 2012 compared to $0.2 million in the same period last fiscal year, primarily due to interest associated with the note on the Schaublin building purchase.

Other Non-Operating Expense. Other non-operating expense was $0.2 million in the three month period ended December 29, 2012, primarily due to foreign exchange loss.

Income Before Income Taxes. Income before taxes increased by $0.7 million to $18.6 million for the three month period ended December 29, 2012 compared to $17.9 million for the three month period ended December 31, 2011.

Income Taxes. Income tax expense for the three month period ended December 29, 2012 was $6.5 million compared to $5.8 million for the three month period ended December 31, 2011. Our effective income tax rate for the three month period ended December 29, 2012 was 35.1% compared to 32.1% for the three month period ended December 31, 2011. The effective income tax rate for the three month period ended December 29, 2012 of 35.1% includes discrete items in the amount of $0.1 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 35.6%. The effective income tax rate for the three month period ended December 31, 2011 of 32.1% includes discrete items of $0.4 million which were substantially comprised of a deferred income tax benefit pertaining to fixed assets. The effective income tax rate without these discrete items would have been 34.5%. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income. Net income decreased by $0.1 million to $12.1 million for the three month period ended December 29, 2012 compared to $12.2 million for the three month period ended December 31, 2011.

Nine month Period Ended December 29, 2012 Compared to Nine Month Period Ended December 31, 2011

Net Sales.

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$160.2	$143.5	$16.7	11.6%
Roller Bearings	87.5	88.7	(1.2)	(1.3)%
Ball Bearings	30.2	31.0	(0.8)	(2.5)%
Other	22.1	23.0	(0.9)	(3.7)%
Total	$300.0	$286.2	$13.8	4.8%

Net sales for the nine month period ended December 29, 2012 were $300.0 million, an increase of $13.8 million, or 4.8%, compared to $286.2 million for the nine month period ended December 31, 2011. The increase of $13.8 million was primarily attributable to $8.5 million of product mix/pricing and $8.2 million of volume offset by $2.9 million of unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased 15.0% in the nine month period ended December 29, 2012 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates and the aerospace aftermarket. This was offset by a decline of 4.1% from the diversified industrial markets, resulting primarily from slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Plain Bearings segment achieved net sales of $160.2 million in the nine month period ended December 29, 2012, an increase of $16.7 million, or 11.6%, compared to $143.5 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $13.6 million and $5.3 million in product mix/pricing offset by $2.2 million from unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased $14.5 million combined with a $2.2 million increase in net sales to diversified industrial customers compared with the same period in the prior fiscal year. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Roller Bearings segment achieved net sales of $87.5 million in the nine month period ended December 29, 2012, a decrease of $1.2 million, or 1.3%, compared to $88.7 million for the same period in the prior fiscal year. This segment was favorably impacted by product mix/pricing of $1.9 million offset by lower volume of $3.1 million. Of this decline, $5.7 million was attributable to the diversified industrial sector offset by an increase of $4.5 million in net sales to aerospace and defense customers. This segment was primarily effected by the slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Ball Bearings segment achieved net sales of $30.2 million in the nine month period ended December 29, 2012, a decrease of $0.8 million, or 2.5%, compared to $31.0 million for the same period in the prior fiscal year. Of this decline, approximately $2.1 million was attributable to lower volume offset by the favorable impact of $1.3 million from product mix/pricing. Net sales to diversified industrial customers contributed $0.2 million to this decline combined with a decline of $0.6 million from the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $22.1 million in the nine month period ended December 29, 2012, a decrease of $0.9 million, or 3.7%, compared to $23.0 million for the same period in the prior fiscal year. The decline in net sales was attributable to approximately $0.7 million of unfavorable foreign exchange rates and $0.2 million of lower volume. Of this decline, $2.1 million was attributable to lower net sales of machine tool collets mainly in Europe and $0.7 million to unfavorable foreign exchange rates offset by an increase of $1.9 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$61.9	$51.9	$10.0	19.4%
Roller Bearings	34.3	31.2	3.1	9.5%
Ball Bearings	6.3	7.1	(0.8)	(10.3)%
Other	9.7	9.2	0.5	5.7%
Total	$112.2	$99.4	$12.8	12.9%

Gross margin was $112.2 million, or 37.4% of net sales, in the nine month period ended December 29, 2012, versus $99.4 million, or 34.7% of net sales, for the same period in fiscal 2012. The increase of $12.8 million in gross margin dollars was driven by approximately $5.6 million in volume, $5.4 million in product mix/pricing and $2.7 million in cost reductions offset by $0.9 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $61.9 million, or 38.6%, in the nine month period ended December 29, 2012 versus $51.9 million, or 36.1% for the comparable period in fiscal 2012. Of this increase, approximately $5.9 million was attributable to volume, $3.3 million to product mix/pricing and $1.4 million to cost reductions offset by $0.6 million related to unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Roller Bearings segment reported gross margin of $34.3 million, or 39.1%, in nine month period ended December 29, 2012 compared to $31.2 million, or 35.3%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $1.9 million in cost reductions and $1.3 million in product mix/pricing offset by lower volume of $0.1 million. This segment was primarily effected by the slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Ball Bearings segment reported gross margin of $6.3 million, or 21.1%, in the nine month period ended December 29, 2012 versus $7.1 million, or 22.9%, in the same period in fiscal 2012. Of this gross margin percentage decline, $0.8 million was attributable to product mix/pricing offset by $0.7 million of lower volume and $0.9 million related to material and other costs.

During the nine month period ended December 29, 2012, the Other segment reported gross margin of $9.7 million, or 44.0%, compared to $9.2 million, or 40.1%, for the same period in the prior fiscal year. This increase in gross margin was primarily driven by approximately $0.4 million from cost reductions and $0.4 million of higher volume offset by $0.3 million from the impact of unfavorable foreign exchange. Performance in this segment was primarily impacted by lower net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$11.2	$10.7	$0.5	5.0%
Roller Bearings	5.1	4.8	0.3	7.8%
Ball Bearings	2.3	2.2	0.1	4.7%
Other	2.8	3.0	(0.2)	(8.7)%
Corporate	27.0	24.1	2.9	12.1%
Total	$48.4	$44.8	$3.6	8.2%

SG&A expenses increased by $3.6 million, or 8.2%, to $48.4 million for the nine month period ended December 29, 2012 compared to $44.8 million for the same period in fiscal 2012. The increase of $3.6 million was primarily attributable to an increase of $2.7 million in personnel-related costs as a result of headcount and salary increases, $0.9 million in incentive stock compensation and $0.3 million of other miscellaneous expenses offset by $0.3 million from the favorable impact of foreign exchange rates. As a percentage of net sales, SG&A was 16.1% for the nine month period ended December 29, 2012 compared to 15.6% for the same period in fiscal 2012. While SG&A expenses increased $3.6 million, or 8.2%, in the nine month period ended December 29, 2012, net sales during this fiscal period increased by $13.8 million, or 4.8%, contributing to the higher SG&A percentage to net sales of 16.1%.

Other, Net. Other, net for the nine month period ended December 29, 2012 was expense of $1.5 million, an increase of $0.5 million, compared to expense of $1.0 million for the same period in fiscal 2012. For the nine month period ended December 29, other, net consisted of $1.1 million of amortization of intangibles and $0.4 million in costs associated with asset disposals and restructuring. For the nine month period ended December 31, 2011, other, net consisted of $1.1 million of amortization of intangibles and $0.2 million of bad debt expense offset by a gain on sale of assets of $0.2 million and miscellaneous income of $0.1 million.

Operating Income.

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Plain Bearings	$50.0	$40.7	$9.3	22.6%
Roller Bearings	28.8	28.3	0.5	1.9%
Ball Bearings	4.0	3.0	1.0	32.2%
Other	6.9	6.1	0.8	14.0%
Corporate	(27.4)	(24.5)	(2.9)	11.5%
Total	$62.3	$53.6	$8.7	16.4%

Operating income was $62.3 million, or 20.8% of net sales, in the nine month period ended December 29, 2012 compared to $53.6 million, or 18.7% of net sales, in the comparable period in fiscal 2012. The increase of $8.7 million in operating income dollars was driven primarily by $5.6 million in volume and $5.4 million in product mix/pricing and $2.0 million of cost reductions offset by $3.6 million of higher SG&A expenses and $0.7 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

The increase in operating income across all our segments was mostly attributable to increased commercial aircraft build rates and the aerospace aftermarket. This increase was offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets and higher SG&A expenses, primarily driven by higher personnel costs and stock compensation expense.

The Plain Bearings segment achieved an operating income of $50.0 million in the nine month period ended December 29, 2012 compared to $40.7 million for the same period last year. This improved contribution resulted from approximately a $5.9 million increase in volume, $3.4 million in product mix/pricing and $0.6 million of cost reductions offset by $0.6 million of unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Roller Bearings segment achieved an operating income of $28.8 million in the nine month period ended December 29, 2012 compared to $28.3 million in the comparable period in fiscal 2012. The increase of $0.5 million in operating income was mainly the result of approximately $1.2 million in product mix/pricing offset by $0.6 million in cost increases and $0.1 million in lower volume.

The Ball Bearings segment achieved an operating income of $4.0 million in the nine month period ended December 29, 2012 compared to $3.0 million for the same period in the prior fiscal year. This segment’s performance was favorably impacted by $0.8 million in product mix/pricing and $0.8 million in cost reductions offset by lower volume of $0.6 million.

The Other segment achieved an operating income of $6.9 million in the nine month period ended December 29, 2012 compared to $6.1 million for the same period in the prior fiscal year. The increase of $0.8 million was mainly due to approximately $0.5 million from cost reductions and $0.4 million from higher volume offset by $0.1 million from the unfavorable impact of foreign exchange rates. Performance in this segment was primarily impacted by lower net sales of machine tool collets mainly in Europe.

Interest Expense, Net. Interest expense, net decreased by $0.2 million to $0.7 million in the nine month period ended December 29, 2012, compared to $0.9 million in the same period last fiscal year.

Other Non-Operating (Income) Expense. Other non-operating income was $3.0 million in the nine month period ended December 29, 2012 compared to expense of $0.6 million in the same period last fiscal year. The change of $3.6 million was due to the receipt of a CDSOA distribution payment in the amount of $3.6 million in the nine month period ended December 29, 2012.

Income Before Income Taxes. Income before taxes increased by $12.5 million to $64.6 million for the nine month period ended December 29, 2012 compared to $52.1 million for the nine month period ended December 31, 2011.

Income Taxes. Income tax expense for the nine month period ended December 29, 2012 was $18.9 million compared to $17.6 million for the nine month period ended December 31, 2011. Our effective income tax rate for the nine month period ended December 29, 2012 was 29.2% compared to 33.8% for the nine month period ended December 31, 2011. The effective income tax rate for the nine month period ended December 29, 2012 of 29.2% includes discrete items in the amount of $3.8 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the conclusion of income tax audits and the expiration of statutes of limitations. The effective income tax rate without these discrete items would have been 35.1%. The effective income tax rate for the nine month period ended December 31, 2011 of 33.8% included discrete items of $0.4 million which were substantially comprised of a deferred tax benefit pertaining to fixed assets. The effective income tax rate without these discrete items would have been 34.5%.

In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate.

Net Income. Net income increased by $11.3 million to $45.8 million for the nine month period ended December 29, 2012 compared to $34.5 million for the nine month period ended December 31, 2011.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of December 29, 2012, the balance on this mortgage was 9.2 million CHF, or $10.1 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of December 29, 2012, we were in compliance with all such covenants.

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

Approximately $5.5 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 29, 2012, RBCA had the ability to borrow up to an additional $144.5 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million CHF, or $4.4 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of December 29, 2012, there were no borrowings under the Swiss Credit Facility.

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

As of December 29, 2012, we had cash and cash equivalents of $112.0 million of which approximately $33.7 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Nine month Period Ended December 29, 2012 Compared to the Nine month Period Ended December 31, 2011

In the nine month period ended December 29, 2012, we generated cash of $49.2 million from operating activities compared to $32.0 million for the nine month period ended December 31, 2011. The increase of $17.2 million was mainly a result of an increase of $11.3 million in net income, the net of non-cash charges of $0.7 million and a change in operating assets and liabilities of $5.2 million. The change in working capital investment was primarily attributable to increases in collections of accounts receivable of $13.3 million and slower inventory build of $3.8 million, offset by increases in prepaid expenses of $6.0 million and decreases in accounts payable of $2.0 million and non-current liabilities of $3.3 million. Inventory turnover for the nine month period ended December 29, 2012 decreased to 1.8 as compared to 1.9 for the same period in the prior fiscal year. Days sales outstanding decreased to 60 at December 29, 2012 as compared to 61 at December 31, 2011.

Cash used in investing activities for the nine month period ended December 29, 2012 included $30.8 million for capital expenditures and $1.2 million for the purchase of short-term investments. Cash used in investing activities for the nine month period ended December 31, 2011 included $11.3 million related to capital expenditures offset by proceeds of $3.9 million from the sale or maturity of short-term investments.

Financing activities provided $26.6 million in the nine month period ended December 29, 2012 compared to the use of $28.3 million for the nine month period ended December 31, 2011. The nine month period ended December 29, 2012 included $15.6 million from the exercise of stock options, $9.9 million in proceeds from a term loan and $5.6 million in excess tax benefits from stock-based compensation offset by $4.2 million from the repurchase of common stock and $0.3 million of payments on notes payable.

Capital Expenditures

Our capital expenditures were $30.8 million for the nine month period ended December 29, 2012, including approximately 14.1 million CHF (approximately $15.0 million) for the purchase of land and building in Switzerland, which Schaublin had been leasing, and $3.3 million for the purchase of new properties in South Carolina, Georgia and California. In addition, we expect to make additional capital expenditures of $8.0 to $9.0 million during fiscal 2013. We expect to fund fiscal 2013 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of December 29, 2012, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 31, 2012.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2012 Annual Report, incorporated by reference in our fiscal 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2013.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in the first nine months of fiscal 2013 compared to approximately 13% in the same period in fiscal 2012. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges (of which there were none at December 29, 2012), the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 29, 2012, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 29, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2012, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 29, 2012. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2012.

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

Total share repurchases for the three months ended December 29, 2012 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/30/2012-10/27/2012	7,755	$47.87	7,755	$4,478
10/28/2012-11/24/2012	1,700	43.67	1,700	4,403
11/25/2012-12/29/2012	76,054	49.13	76,054	$667
Total	85,509	$48.90	85,509

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 7, 2013

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 7, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

