Form 10-K
period 2013-03-30
RBC Bearings INC
filed 2013-05-29
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

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

Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 29, 2012 (based on the September 28, 2012 closing sales price of $48.10 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $1,090,822,000.

Number of shares outstanding of the registrant’s Class A Common Stock at May 20, 2013:

22,991,894 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 12, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have significantly broadened our end markets, products, customer base and geographic reach. We currently have 26 facilities of which 24 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

Demand for bearings in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth determines demand for our bearing solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing products, components, and applications. We classify our customers into two principal categories: diversified industrial and aerospace and defense. These principal end markets utilize a large number of both commercial and specialized bearing products and components. Although we provide a relatively small percentage of total bearing products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized bearing product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 19 “Reportable Segments.”

•	Diversified Industrial Market (48% of net sales for the fiscal year ended March 30, 2013)

We manufacture bearing products and components for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, rail, packaging and semiconductor machinery. Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest diversified industrial customers include AxleTech International, Caterpillar, Komatsu America, National Oilwell Varco and various aftermarket distributors including Applied Industrial, BDI Corporation, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued cost reduction.

•	Aerospace and Defense Market (52% of net sales for the fiscal year ended March 30, 2013)

We supply bearings for use in commercial, private and military aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are the primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters, missile systems, and satellites. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

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

Our largest aerospace and defense customers include Airbus, Boeing, Embraer, General Electric, Lockheed Martin, Primus International, Snecma Group, Spirit Aerosystems, U.S. Department of Defense and various aftermarket distributors including Wesco Aircraft, Dixie Aerospace, National Precision Bearing and W.S. Wilson. We estimate that over 39% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2013, 3.3% of our net sales were made directly, and we estimate that approximately an additional 20.7% of our net sales were made indirectly, to the U.S. government. These indirect net sales include 2.8% from military vehicle business from our diversified industrial customers. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

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

	Net Sales for the Fiscal Year Ended
Segment	March 30, 2013	March 31, 2012	April 2, 2011	Representative Applications
Plain Bearings	$215,963	$200,141	$168,777	• Aircraft engine controls and landing gear
	(53.6)%	(50.3)%	(50.3)%	• Missile launchers
				• Mining, energy, and construction equipment

Roller Bearings	$115,021	$123,803	$98,942	• Aircraft hydraulics
	(28.5)%	(31.1)%	(29.5)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps

Ball Bearings	$41,366	$42,330	$40,637	• Radar and night vision systems
	(10.3)%	(10.7)%	(12.1)%	• Airframe control and actuation
				• Semiconductor equipment

Other	$30,701	$31,237	$27,269	• Collets for machine tools
	(7.6)%	(7.9)%	(8.1)%	• Industrial gears

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

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer. We currently have in excess of 36,500 of such approvals, which often gives us a significant competitive advantage, and in many of these instances we are the only approved supplier of a given bearing product.

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

We have accelerated the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for "Just In Time" deliveries or "Kan Ban" systems. Our worldwide distributor network provides our customers with more than 4,500 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

Competition

Our principal competitors include Kaydon Corporation, McGill Manufacturing Company, Inc., SKF, New Hampshire Ball Bearings and Timken although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Service. Product design, performance, reliability, availability, quality and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service with over 14,000 voice and electronic contacts per month. Our customers have high expectations regarding product availability, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

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

Backlog

As of March 30, 2013, we had order backlog of $216.5 million compared to a backlog of $215.9 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,323 hourly employees and 822 salaried employees as of March 30, 2013, of whom 471 were employed in our European and Mexican operations. As of March 30, 2013, 155 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2018, June 30, 2014 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 104 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 174 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2014.

Investigation and remediation of contamination is ongoing at some of our sites. In particular, state agencies have been overseeing groundwater monitoring activities at our facility in Hartsville, South Carolina and a corrective action plan at our Clayton, Georgia facility. At Hartsville, we are monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of our Fairfield, Connecticut facility in 1996, we agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. We submitted data to the state that we believe demonstrates that no further remedial action is necessary although the state may require additional clean-up or monitoring. In connection with the purchase of our Clayton, Georgia facility, we agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is ongoing. Although there can be no assurance, we do not expect expenses associated with these activities to be material.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Weaknesses and cyclicality in any of the industries in which our customers operate;
•	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
•	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
•	Our ability to obtain and retain product approvals;
•	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
•	Our ability to acquire and integrate complementary businesses;
•	Unexpected equipment failures, catastrophic events or capacity constraints;
•	The costs of defending, or the results of, new litigation;
•	Our ability to attract and retain our management team and other highly-skilled personnel;
•	Increases in interest rates;
•	Work stoppages and other labor problems for us and our customers or suppliers;
•	Limitations on our ability to expand our business;
•	Regulatory changes or developments in the U.S. and foreign countries;
•	Developments or disputes concerning patents or other proprietary rights;
•	Changes in accounting standards, policies, guidance, interpretation or principles;
•	Risks associated with operating internationally, including currency translation risks;
•	The operating and stock performance of comparable companies;
•	Investors’ perceptions of us and our industry;
•	General economic, geopolitical, industry and market conditions;
•	Changes in tax requirements (including tax rate changes and new tax laws); and

•	Health care reform could adversely affect our operating results.

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

Our top ten customers generated 29% and 28% of our net sales during fiscal 2013 and fiscal 2012, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2013, 3.3% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 20.7% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 ("BCA"), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense ("DOD") base budgets over a ten-year period ending in 2021. The BCA also provides for an automatic sequestration process, originally slated to commence effective as of January 2, 2013, that imposes additional cuts of approximately $50 billion per year to the currently proposed DOD budgets for each fiscal year beginning with 2013 and continuing through 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process by approximately two months and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay.

Although we cannot predict whether the automatic sequestration process will be allowed to proceed as set forth in ATRA and the BCA or will be further modified by new or additional legislation, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DOD budget cuts. However, one or more of our programs could be reduced, extended, or terminated as a result of the U.S. Government's continuing assessment of priorities, which could significantly impact our operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use materials containing conflict minerals in their products. mined from the DRC and adjoining countries. These new requirements will require due diligence efforts in calendar 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of materials containing conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of these verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering “conflict free” materials, we cannot ensure that we will be able to obtain necessary materials containing conflict free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face negative reactions from customers if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we implement.

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

As of March 30, 2013, approximately 12% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 41 employees will expire in June 2014, one agreement covering approximately 80 employees will expire in January 2018 and one agreement covering approximately 34 employees will expire in October 2015.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, China and England. Of our 26 facilities, 5 are located outside the U.S., including 4 manufacturing facilities.

In fiscal 2013, 14% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss Franc as the functional currency, our French operation utilizes the Euro as the functional currency and our English operation utilizes the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations have not had a material impact on our financial performance in the past, but such fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of March 30, 2013, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $5.3 million as of March 30, 2013 and by $4.8 million as of March 31, 2012, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of March 30, 2013, we had an order backlog of $216.5 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Health care reform could adversely affect our operating results.

In 2010, the U.S. government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation and lack of interpretive guidance, it is difficult for us to predict the overall effects it will have on our business over the coming years. To date, we have not experienced significant costs related to the health care reform legislation; however, it is possible that our operating results could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

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

We have not paid and are unlikely to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we intend to apply earnings, if any, to the expansion and development of the business. Thus, the return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use this facility for manufacturing.

We own facilities in the following locations:

Rancho Dominguez, California	Clayton, Georgia
Santa Ana, California	Bremen, Indiana
Fairfield, Connecticut	Plymouth, Indiana
Middlebury, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Ball Ground, Georgia	Houston, Texas
Delemont, Switzerland

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2018	Reynosa, Mexico (1)	June 13, 2013
Fountain Valley, California	November 30, 2016	West Trenton, New Jersey	February 28, 2015
Tecate, Mexico	May 31, 2017	Oklahoma City, Oklahoma	September 30, 2021
Santa Fe Springs, California	November 30, 2015	Horsham, Pennsylvania	April 14, 2014
Shanghai, China	May 31, 2015	Bishopville, South Carolina	January 31, 2016
Oxford, Connecticut	September 30, 2014	Hartsville, South Carolina	September 30, 2014
Gloucestershire, England	April 30, 2018	Garden Grove, California	November 30, 2013
Les Ulis, France	June 30, 2016	Grand Prairie, Texas	February 28, 2015
Hoffman Estates, Illinois	August 31, 2015	Reynosa, Mexico (2)	February 28, 2014

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

Our wholly owned subsidiary, RBC Aircraft Products, Inc. is a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC currently pending in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $2,986,089 was entered on April 9, 2013. Precise has filed a motion for judgment in its favor as a matter of law and a motion for a new trial. These motions are pending. On May 7, 2013 the judgment was registered with the United States District Court for the Northern District of Oklahoma under Case Number 4:13-mc-00010-CVE and the County Clerk.

We expect to prevail in this legal action above; however, as litigation is inherently unpredictable, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 2013.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the board of directors normally for a term of one year and until the election of their successors. Our executive officers of the company as of May 20, 2013 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	67	1992	Chairman, President and Chief Executive Officer

Daniel A. Bergeron	53	2003	Vice President and Chief Financial Officer and Assistant Secretary

Thomas C. Crainer	55	2008	Vice President and General Manager

Richard J. Edwards	57	1996	Vice President and General Manager

Thomas J. Williams	61	2006	Corporate General Counsel and Secretary

Thomas M. Burigo	61	2006	Corporate Controller

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 20, 2013, there were 50 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$49.47	$43.11	$40.78	$33.78
Second Quarter	50.76	45.01	40.57	29.39
Third Quarter	50.39	42.14	44.01	32.00
Fourth Quarter	54.40	48.46	48.05	41.09

The last reported sale price of our common stock on the Nasdaq National Market on May 20, 2013 was $47.34 per share.

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

Issuer Purchases of Equity Securities

On February 7, 2013, our board of directors authorized us to repurchase up to $50.0 million of our common stock, from time to time on the open market, in block trade transactions and through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 depending on market conditions, alternative uses of capital and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. This repurchase authorization terminates and replaces the existing $10.0 million stock repurchase program announced by us on June 15, 2007.

Total share repurchases for the three months ended March 30, 2013, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/30/2013 – 01/26/2013	—	$—	—	$50,000
01/27/2013 – 02/23/2013	1,454	49.55	1,454	49,928
02/24/2013 – 03/30/2013	—	—	—	$49,928
Total	1,454	$49.55	1,454

During the fourth quarter of fiscal 2013, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Composite Index over the period from March 29, 2008 to March 30, 2013. Each line on the graph assumes that $100 was invested in our common stock on March 29, 2008 or in the respective indices at the closing price on March 29, 2008. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 30, 2013.

Comparison of Five-Year Cumulative Total Return*

Among RBC Bearings Incorporated, the Nasdaq Composite Index

and a Peer Group

	March 29, 2008	March 28, 2009	April 3, 2010	April 2, 2011	March 31, 2012	March 30, 2013
RBC Bearings Incorporated	$100.00	$44.74	$87.68	$107.38	$127.47	$139.71
Nasdaq Composite Index	100.00	69.04	108.36	127.14	142.42	152.93
Peer Group	100.00	60.64	116.87	146.87	164.08	182.63

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc., which in our opinion, most closely represent the peer group for our business segments.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 30, 2013, March 31, 2012, April 2, 2011, April 3, 2010 and March 28, 2009 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$403,051	$397,511	$335,625	$274,702	$355,796
Cost of sales	250,122	256,931	225,851	190,136	237,576
Gross margin	152,929	140,580	109,774	84,566	118,220
Selling, general and administrative	65,751	61,303	52,706	47,367	55,779
Other, net	9,077	1,629	875	2,529	7,471
Operating income	78,101	77,648	56,193	34,670	54,970
Interest expense, net	868	1,045	1,791	1,807	2,605
Loss on early extinguishment of debt(2)	—	—	—	—	319
Other non-operating expense (income)	(2,955)	624	1,525	(147)	645
Income before income taxes	80,188	75,979	52,877	33,010	51,401
Provision for income taxes	23,846	25,982	18,009	8,625	16,947
Net income	$56,342	$49,997	$34,868	$24,385	$34,454
Net income per common share:
Basic	$2.52	$2.28	$1.61	$1.13	$1.60
Diluted	$2.47	$2.23	$1.58	$1.12	$1.58
Weighted average common shares:
Basic	22,401,068	21,880,554	21,678,626	21,590,421	21,570,979
Diluted	22,810,793	22,390,914	22,078,711	21,747,082	21,738,812
Other Financial Data:
Capital expenditures	$42,017	$17,841	$10,440	$9,906	$27,583

	As of
	March 30,	March 31,	April 2,	April 3,	March 28,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$114,480	$68,621	$63,975	$21,389	$30,557
Working capital	326,953	270,434	215,791	202,714	205,904
Total assets	542,442	459,518	425,982	375,955	382,067
Total debt	10,300	1,041	31,296	38,453	68,151
Total stockholders' equity	462,195	385,815	330,067	283,547	256,011

(1)	Net sales were $403.1 million in fiscal 2013 compared to $397.5 million in fiscal 2012, an increase of $5.6 million. Net sales in fiscal 2013 included net sales of $0.3 million for Western Precision Aero LLC (“WPA”), which was acquired in March 2013.

Net sales were $397.5 million in fiscal 2012 compared to $335.6 million in fiscal 2011, an increase of $61.9 million.

Net sales were 335.6 million in fiscal 2011 compared to $274.7 million in fiscal 2010, an increase of $60.9 million.

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

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2013 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 26 facilities of which 24 are manufacturing facilities in four countries.

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

During fiscal 2013, the world economy experienced anemic growth with contractions in the international markets offset by slow growth in the U.S. markets. Our net sales to the aerospace and defense markets increased 12.1% year over year offset by a decline of 8.2% to the diversified industrial markets.

Approximately 14% to 25% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2013, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

Competition in specialized bearing markets is based on engineering design, brand, lead times and reliability of product and service. These markets are generally not as price sensitive as the markets for standard bearings.

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 21 acquisitions, including the current acquisition of Western Precision Aero LLC, which have broadened our end markets, products, customer base and geographic reach.

Outlook

We ended fiscal 2013 with a backlog of $216.5 million compared to $215.9 million for the same period last fiscal year. Our net sales increased 1.4% year over year due to growth in the aerospace and defense markets offset by a decline in the diversified industrial markets. We expect to see strength in the diversified industrial markets resulting from recovery growth in the energy, construction, rail, machine tools and industrial distribution sectors as well as from the overall economic improvement of the general industrial markets. Our internal goal is to grow our diversified industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”).

In the fourth quarter of fiscal 2013, we reached a decision to consolidate and restructure our large bearing manufacturing facilities and capacity. This decision was based on our intent to better align manufacturing abilities and product development. The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line. The consolidation and restructuring includes (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment. The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 with continued effort to sell the equipment and sell or lease the building to be completed in fiscal 2014. As a result, we recorded a pre-tax charge of $6.7 million under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $0.4 million in employee related costs, $0.1 million in moving and relocation costs, and $6.2 million impairment to fair value of certain equipment used in the manufacturing of large bearings. We determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place. These assets continue to be classified in fixed assets on the March 30, 2013 balance sheet. We will evaluate the fair value of the assets held for sale each quarter and may incur gains or losses due to changes in the fair value of the assets until they are sold, if they are sold during the period, and changes in market conditions that could require additional impairment tests and potentially additional future impairment charges. This analysis of fair value of assets resulted in a $6.2 million impairment loss in fiscal 2013 and is attributable to the Ball Bearings segment in which all of these assets reside. We estimate the potential for additional period costs of $1.2 million over fiscal 2014 and 2015 associated with the consolidation and relocation of the equipment and the ongoing costs associated with the building until it is sold or leased. The aggregate of the $6.7 million in 2013 and the potential $1.2 million over 2014 and 2015 is an expected amount of $7.9 million anticipated to be incurred due to the consolidation and restructuring.

During fiscal 2013, we experienced the favorable impact of increased activity from the worldwide commercial aircraft industry. Monthly build rates were up approximately 26% for Boeing and approximately 8% for Airbus in calendar year 2012, and they are both forecasting these levels to continue and grow as new ship models are introduced. This activity is expected to have a favorable impact on our business over the next twelve months. As a result of these trends, we have continued to increase our workforce and to expand and tool our plants to absorb additional volume and to design new products for new platforms.

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

Sales to the diversified industrial market accounted for 48% of our net sales for the fiscal year ended March 30, 2013. Sales to the aerospace and defense markets accounted for 52% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 52.8% of our net sales for fiscal 2013. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 14% of our net sales were generated by our international facilities for fiscal 2013, compared to 15 % for fiscal 2012. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 29% and 28% of our net sales in fiscal 2013 and fiscal 2012, respectively. Out of the 29% of net sales generated by our top ten customers during the fiscal year ended March 30, 2013, 15% of net sales were generated by our top four customers compared to 14% for the comparable period last fiscal year.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We increased SG&A expenses by $4.5 million in fiscal 2013 compared to fiscal 2012. The increase of $4.5 million was primarily attributable to an increase of $3.0 million in personnel-related costs as a result of headcount and salary increases, $0.3 million in legal and professional fees, $0.4 million in other miscellaneous expenses and $1.2 million in incentive stock compensation offset by the impact of favorable foreign exchange rates of $0.4 million.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	37.9	35.4	32.7
Selling, general and administrative	16.3	15.4	15.7
Other, net	2.2	0.4	0.3
Operating income	19.4	19.6	16.7
Interest expense, net	0.2	0.3	0.5
Other non-operating expense (income)	(0.7)	0.2	0.4
Income before income taxes	19.9	19.1	15.8
Provision for income taxes	5.9	6.5	5.4
Net income	14.0%	12.6%	10.4%

We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2013, 2012 and 2011 contained 52 weeks.

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

Fiscal 2013 Compared to Fiscal 2012

Net Sales.

	FY13	FY12	$ Change	% Change

Plain Bearings	$216.0	$200.2	$15.8	7.9%
Roller Bearings	115.0	123.8	(8.8)	(7.1)%
Ball Bearings	41.4	42.3	(0.9)	(2.3)%
Other	30.7	31.2	(0.5)	(1.7)%
Total	$403.1	$397.5	$5.6	1.4%

Net sales for fiscal 2013 were $403.1 million, an increase of $5.6 million, or 1.4%, compared to $397.5 million for the same period in fiscal 2012. The increase of $5.6 million was primarily attributable to $8.1 million of volume and $0.5 million of product mix/pricing offset by $3.0 million of unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased 12.1% in fiscal 2013 compared to the same period last fiscal year, mainly driven by increased build rates by commercial aircraft and the aerospace aftermarket. This increase included $0.3 million attributable to WPA which was acquired in March 2013. This performance was offset by a decline of 8.2% from the diversified industrial markets, resulting primarily from slowing OEM activity in mining, oil and gas, heavy construction and general industrial markets. Our industrial distribution business was slightly down by 0.4% mainly due to the semiconductor aftermarkets.

The Plain Bearings segment achieved net sales of $216.0 million in fiscal 2013, an increase of $15.8 million, or 7.9%, compared to $200.2 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $15.3 million and $2.7 million in product mix/pricing offset by $2.2 million from unfavorable foreign exchange rates. Net sales to aerospace and defense customers increased $17.1 million offset by a decline of $1.3 million in net sales to diversified industrial customers compared with the same period in the prior fiscal year. This increase included $0.3 million attributable to WPA which was acquired in March 2013. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing OEM activity in mining, oil and gas, heavy construction and general industrial markets.

The Roller Bearings segment achieved net sales of $115.0 million in fiscal 2013, a decrease of $8.8 million, or 7.1%, compared to $123.8 million for the same period in the prior fiscal year. This segment was unfavorably impacted by volume of $6.1 million and product mix/pricing of $2.7 million. Of this decline, net sales to the industrial sector contributed $12.4 million offset by an increase of $3.6 million in net sales to aerospace and defense customers. This segment was primarily affected by the slowing OEM activity in mining, oil and gas, heavy construction and general industrial markets.

The Ball Bearings segment achieved net sales of $41.4 million in fiscal 2013, a decrease of $0.9 million, or 2.3%, compared to $42.3 million for the same period in the prior fiscal year. Of this decline, approximately $1.9 million was attributable to volume offset by improved product mix/pricing of $1.0 million. Net sales to diversified industrial customers contributed $0.6 million to this decline combined with a decrease of $0.3 million in the aerospace and defense sector.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $30.7 million in fiscal 2013, a decrease of $0.5 million, or 1.7%, compared to $31.2 million for the same period last fiscal year. The decrease in net sales was attributable to $0.8 million of unfavorable foreign exchange rates and $0.4 million of product mix/pricing offset by improved volume of $0.7 million. Of this decline, $2.3 million was attributable to lower net sales of machine tool collets mainly in Europe and Asia and $0.8 million to unfavorable foreign exchange rates offset by an increase of $2.6 million due to increased demand for mechanical components mainly in the U.S. market.

Gross Margin.

	FY13	FY12	$ Change	% Change

Plain Bearings	$85.4	$72.9	$12.5	17.2%
Roller Bearings	45.1	45.2	(0.1)	(0.3)%
Ball Bearings	9.4	9.3	0.1	2.0%
Other	13.0	13.2	(0.2)	(1.9)%
Total	$152.9	$140.6	$12.3	8.8%

Gross margin was $152.9 million, or 37.9% of net sales, in fiscal 2013, versus $140.6 million, or 35.4% of net sales, for the comparable period in fiscal 2012. The increase of $12.3 million in gross margin dollars was driven by approximately $8.8 million in cost reduction and manufacturing efficiencies, $2.8 million in product mix/pricing and $1.6 million in volume offset by $0.9 million of unfavorable foreign exchange rates across both the diversified industrial and aerospace and defense markets.

Gross margin for the Plain Bearings segment was $85.4 million, or 39.6%, in fiscal 2013 versus $72.9 million, or 36.4% in fiscal 2012. Of this increase, approximately $5.9 million was attributable to volume, $4.6 million to cost reduction and manufacturing efficiencies and $2.6 million to product mix/pricing offset by $0.6 million to unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing OEM activity in mining, oil and gas, heavy construction and general industrial markets. The acquisition of WPA contributed $0.1 million to this performance improvement.

The Roller Bearings segment reported gross margin of $45.1 million, or 39.2%, in fiscal 2013 compared to $45.2 million, or 36.5%, in the prior fiscal year. This segment was unfavorably impacted by approximately $2.4 million of lower volume offset by $2.0 million in cost reduction and manufacturing efficiencies, $0.2 million in product mix/pricing and $0.1 million of favorable foreign exchange rates. This segment was primarily affected by the slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Ball Bearings segment reported gross margin of $9.4 million, or 22.8%, in fiscal 2013 versus $9.3 million, or 21.8%, in fiscal 2012. Of this improvement, approximately $2.4 million was attributable to cost reduction and manufacturing efficiencies offset by lower volume of $2.3 million.

During fiscal 2013, the Other segment reported gross margin of $13.0 million, or 42.3%, compared to $13.2 million, or 42.4%, in the prior fiscal year. This decline in gross margin was primarily driven by approximately $0.3 million of cost increases, $0.3 million from unfavorable foreign exchange rates and $0.1 million of product mix/pricing offset by increased volume of $0.5 million. Of this decline, $0.7 million was attributable to lower machine tool collets activity mainly in Europe and Asia and $0.3 million to unfavorable foreign exchange rates offset by an increase of $0.8 million due to increased demand for mechanical components mainly in the U.S. market.

Selling, General and Administrative.

	FY13	FY12	$ Change	% Change

Plain Bearings	$15.4	$14.4	$1.0	6.1%
Roller Bearings	6.8	6.3	0.5	7.3%
Ball Bearings	3.0	3.4	(0.4)	(10.4)%
Other	3.7	4.0	(0.3)	(7.1)%
Corporate	36.9	33.2	3.7	11.3%
Total	$65.8	$61.3	$4.5	7.3%

SG&A expenses increased by $4.5 million, or 7.3%, to $65.8 million in fiscal 2013 compared to $61.3 million for the same period in fiscal 2012. The increase of $4.5 million was primarily attributable to an increase of $3.0 million in personnel-related costs as a result of headcount and salary increases, $0.3 million in legal and professional fees, $0.4 million in other miscellaneous expenses and $1.2 million in incentive stock compensation offset by the impact of favorable foreign exchange rates of $0.4 million. As a percentage of net sales, SG&A was 16.3% in fiscal 2013 compared to 15.4% for the same period in fiscal 2012. While SG&A expenses increased $4.5 million in fiscal 2013, net sales during the 2013 fiscal period increased by $5.6 million, contributing to the higher SG&A percentage to net sales of 16.3%.

Other, Net. Other, net in fiscal 2013 was $9.1 million compared to $1.6 million for the same period in fiscal 2012. In fiscal 2013, other, net consisted of $6.9 million related primarily to the consolidation and restructuring of large bearing facilities, $1.6 million of amortization of intangibles, $0.2 million of bad debt expense, $0.2 million related to the disposal of fixed assets and $0.2 million of other miscellaneous costs. In fiscal 2012, other, net consisted of $1.5 million of amortization of intangibles, $0.2 million of bad debt expense and $0.1 million of other costs offset by $0.2 million of other income.

Operating Income.

	FY13	FY12	$ Change	% Change

Plain Bearings	$69.0	$57.9	$11.1	19.2%
Roller Bearings	37.6	41.1	(3.5)	(8.5)%
Ball Bearings	(0.2)	3.5	(3.7)	(105.4)%
Other	9.0	9.0	—	(0.2)%
Corporate	(37.3)	(33.9)	(3.4)	(10.3)%
Total	$78.1	$77.6	$0.5	0.6%

Operating income was $78.1 million, or 19.4% of net sales, in fiscal 2013 compared to $77.6 million, or 19.5% of net sales, in fiscal 2012. The increase of $0.5 million in operating income dollars was driven primarily by approximately $7.9 million in other cost reductions and manufacturing efficiencies, $2.8 million in product mix/pricing and $1.6 million in volume offset by $6.9 million related primarily to the consolidation and restructuring of large bearing facilities, $4.5 million related to higher SG&A expenses and $0.4 million from unfavorable exchange rates across both the diversified industrial and aerospace and defense markets.

The increase in operating income in one of our four segments was mostly attributable to increased commercial aircraft build rates and the aerospace aftermarket. This increase was offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets, restructuring and consolidation activities, and higher SG&A expenses, primarily driven by higher personnel costs, legal and professional fees, and stock compensation expense.

The Plain Bearings segment achieved an operating income of $69.0 million in fiscal 2013 compared to $57.9 million for the same period last year. This improved contribution resulted from approximately a $5.9 million increase in volume, $2.9 million in cost reduction and manufacturing efficiencies and $2.6 million in product mix/pricing offset by $0.3 million of unfavorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket offset by slowing activity in mining, oil and gas, heavy construction and general industrial markets.

The Roller Bearings segment achieved an operating income of $37.6 million in fiscal 2013 compared to $41.1 million in fiscal 2012. The decrease of $3.5 million in operating income year over year was mainly the result of approximately $2.4 million of lower volume and $1.4 million of higher costs offset by $0.2 million of favorable product mix/pricing and $0.1 million from favorable exchange rates. This segment was primarily affected by the slowing OEM activity in mining, oil and gas, heavy construction and general industrial markets.

The Ball Bearings segment achieved an operating expense of $0.2 million in fiscal 2013 compared to operating income of $3.5 million for the same period last fiscal year. This segment’s performance was unfavorably impacted by approximately $6.9 million of expenses related primarily to the consolidation and restructuring of large bearing facilities and $2.3 million of lower semiconductor and large bearing volume offset by $5.5 million of other cost reductions.

The Other segment achieved operating income of $9.0 million in both fiscal 2013 and 2012, respectively. This performance was favorably impacted by increased volume of approximately $0.5 million offset by $0.2 million of cost increases, $0.2 million of unfavorable exchange rates and by $0.1 million from product mix/pricing.

Interest Expense, Net. Interest expense, net was $0.9 million in fiscal 2013 and $1.0 million in fiscal 2012, respectively.

Other Non-Operating Expense (Income). Other non-operating income was $3.0 million in fiscal 2013 compared to expense of $0.6 million in fiscal 2012. The change of $3.6 million was due to the receipt of a CDSOA distribution payment in the amount of $3.6 million in fiscal 2013.

Income Before Income Taxes. Income before taxes was $80.2 million in fiscal 2013 compared to income before taxes of $76.0 million in fiscal 2012.

Income Taxes. Income tax expense in fiscal 2013 was $23.8 million compared to $26.0 million in fiscal 2012. The effective income tax rate in fiscal 2013 was 29.7% compared to 34.2% in fiscal 2012. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate. For fiscal 2013, there were discrete items of $4.0 million comprised predominately of the release of certain unrecognized tax benefits associated with federal and state income tax audits closing and statute of limitations expiring. Also for fiscal 2013, on 1/2/2013, in the Company's fourth quarter, the American Taxpayer Relief Act of 2012 retroactively reinstated the research and development tax credit which had previously expired. The benefit of the discrete items, along with the benefit from the reinstatement of the research and development tax credit, have caused a decrease in the Company's fiscal 2013 annual effective income tax rate.

Net Income. Net income was $56.3 million in fiscal 2013 compared to net income of $50.0 million in fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

Net Sales.

	FY12	FY11	$ Change	% Change

Plain Bearings	$200.2	$168.8	$31.4	18.6%
Roller Bearings	123.8	98.9	24.9	25.1%
Ball Bearings	42.3	40.6	1.7	4.2%
Other	31.2	27.3	3.9	14.6%
Total	$397.5	$335.6	$61.9	18.4%

Net sales for fiscal 2012 were $397.5 million, an increase of $61.9 million, or 18.4%, compared to $335.6 million for the same period in fiscal 2011. The increase of $61.9 million was primarily attributable to $48.0 million of volume, $7.9 million of product mix/pricing and $6.0 million of favorable foreign exchange rates. Net sales to diversified industrial customers grew 18.3% in fiscal 2012 compared to the same period last fiscal year. This was mainly the result of strong order volume in construction, energy, mining, semiconductor, military vehicles and the overall general industrial markets. Of this increase of 18.3%, approximately 0.9% was from favorable foreign exchange rates. Net sales to aerospace and defense customers increased 18.5% in fiscal 2012 compared to the same period last fiscal year, mainly driven by increased build rates by major aircraft manufacturers combined with higher demand from the general aerospace aftermarket.

The Plain Bearings segment achieved net sales of $200.2 million in fiscal 2012, an increase of $31.4 million, or 18.6%, compared to $168.8 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of approximately $22.9 million, $4.5 million in product mix/pricing and $4.0 million from favorable foreign exchange rates. Net sales to diversified industrial customers increased $11.7 million combined with a $19.7 million increase in net sales to aerospace and defense customers compared with the same period in the prior fiscal year. This segment was favorably impacted by stronger demand for military vehicles, continued improvement in construction, mining, energy, rail and the general industrial markets as well as increased build rates by aircraft manufacturers.

The Roller Bearings segment achieved net sales of $123.8 million in fiscal 2012, an increase of $24.9 million, or 25.1%, compared to $98.9 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of $22.1 million, product mix/pricing of $2.7 million and $0.1 million from favorable foreign exchange rates. Of this increase, net sales to the industrial sector contributed $16.6 million combined with an increase of $8.3 million in net sales to aerospace and defense customers. This performance was favorably impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment achieved net sales of $42.3 million in fiscal 2012, an increase of $1.7 million, or 4.2%, compared to $40.6 million for the same period in the prior fiscal year. Of this improvement, approximately $1.0 million was attributable to volume and $0.7 million to product mix/pricing. Net sales to diversified industrial customers contributed $1.5 million to this increase combined with an increase of $0.2 million in the aerospace and defense sector.

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

Gross margin was $140.6 million, or 35.4% of net sales, in fiscal 2012, versus $109.8 million, or 32.7% of net sales, for the comparable period in fiscal 2011. The increase of $30.8 million in gross margin dollars was driven by approximately $14.6 million in volume, $8.5 million in product mix/pricing, $6.1 million in cost reduction programs and $1.9 million from favorable exchange rates across both the diversified industrial and aerospace and defense markets. This was offset by a $0.3 million decrease in gross margin related to our large bearing facility.

Gross margin for the Plain Bearings segment was $72.9 million, or 36.4%, in fiscal 2012 versus $58.2 million, or 34.5% in fiscal 2011. Of this increase, approximately $5.5 million was attributable to volume, $3.5 million to cost reduction programs, $4.5 million to product mix/pricing and $1.2 million to favorable foreign exchange rates. This improvement was primarily driven by stronger demand for military vehicles, growth in construction, mining, energy, rail and the general industrial markets as well as increased build rates by aircraft manufacturers.

The Roller Bearings segment reported gross margin of $45.2 million, or 36.5%, in fiscal 2012 compared to $32.1 million, or 32.5%, in the prior fiscal year. This segment was favorably impacted by approximately $7.8 million in volume, $2.6 million in cost reduction programs and $2.7 million in product mix/pricing. This improved performance was impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment reported gross margin of $9.3 million, or 21.8%, in fiscal 2012 versus $9.2 million, or 22.6%, in fiscal 2011. Of this improvement, $0.2 million was attributable to volume and $0.2 million to product mix/pricing offset by a $0.3 million decrease in gross margin related to our large bearing facility.

During fiscal 2012, the Other segment reported gross margin of $13.2 million, or 42.4%, compared to $10.3 million, or 37.9%, in the prior fiscal year. This increase in gross margin was primarily driven by approximately $1.2 million from increased volume and $1.1 million in product mix/pricing combined with the impact of favorable foreign exchange of $0.6 million.

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

Operating income was $77.6 million, or 19.5% of net sales, in fiscal 2012 compared to $56.2 million, or 16.7% of net sales, in fiscal 2011. The increase of $21.4 million in operating income dollars was driven primarily by $5.9 million in volume, $8.5 million in product mix/pricing, $6.1 million in cost reduction programs and $1.2 million from favorable exchange rates across both the diversified industrial and aerospace and defense markets. This was offset by a $0.3 million decrease in operating income related to our large bearing facility.

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

The Plain Bearings segment achieved an operating income of $57.9 million in fiscal 2012 compared to $45.9 million for the same period last year. This improved contribution resulted from approximately a $3.2 million increase in volume, $3.5 million in cost reduction programs, $4.5 million in product mix/pricing and $0.8 million of favorable foreign exchange.

The Roller Bearings segment achieved an operating income of $41.1 million in fiscal 2012 compared to $28.0 million in fiscal 2011. The increase of $13.1 million in operating income year over year was mainly the result of approximately $7.8 million of higher volume, $2.6 million of cost reduction programs and $2.7 million of product mix/pricing. This improved performance was impacted by growth in the construction and energy markets, as well as increased activity in the general industrial markets.

The Ball Bearings segment achieved an operating income of $3.5 million in fiscal 2012 compared to $3.6 million for the same period last fiscal year. This segment’s performance was impacted by a $0.2 million improvement attributable to product mix/pricing offset by a $0.3 million decrease in operating income related to our large bearing facility.

The Other segment achieved an operating income of $9.0 million in fiscal 2012 compared to $6.6 million for the same period in fiscal 2011. The increase of $2.4 million was mainly due to approximately $0.9 million from increased volume and $1.1 million from product mix/pricing combined with the impact of favorable foreign exchange of $0.4 million.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of March 30, 2013, the balance on this mortgage was 9.1 million CHF, or $9.6 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 30, 2013, we were in compliance with all such covenants.

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

Approximately $5.5 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 30, 2013, RBCA had the ability to borrow up to an additional $144.5 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.2 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 30, 2013, there were no borrowings under the Swiss Credit Facility.

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

As of March 30, 2013, we had cash and cash equivalents of $114.5 million of which approximately $34.5 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Fiscal 2013 Compared to Fiscal 2012

In the fiscal year ended March 30, 2013, we generated cash of $66.3 million from operating activities compared to $45.0 million for the fiscal year ended March 31, 2012. The increase of $21.3 million was mainly a result of an increase of $6.3 million in net income, the net of non-cash charges of $0.6 million and a change in operating assets and liabilities of $14.4 million. The change in working capital investment was primarily attributable to increases in collections of accounts receivable of $15.4 million, accrued expenses and other current liabilities of $4.8 million and accounts payable of $0.2 million offset by an increase in inventory of $1.2 million, prepaid expenses and other current assets of $1.5 million and other non-current assets of $0.1 million and a decrease in other non-current liabilities of $3.2 million. Inventory turnover for the fiscal year ended March 30, 2013 decreased to 1.8 as compared to 2.0 for the prior fiscal year. The change in accounts receivable of $15.4 million was a function of increased net sales combined with strong collection activities as days sales outstanding remained at 60 at the end of fiscal 2013 and fiscal 2012, respectively.

Cash used for investing activities for fiscal 2013 included $42.0 million for capital expenditures, $2.6 million for the acquisition of WPA and $1.3 million in net proceeds from the purchase and sale of short-term investments offset by $0.7 million of proceeds from the sale of assets.

In fiscal 2013, financing activities provided $28.7 million. This was due to $12.2 million of net proceeds from the exercise of stock options and the repurchase of common stock, $9.9 million in net proceeds from a term loan and $7.1 million in excess tax benefits from stock-based compensation offset by $0.5 million of payments on notes payable.

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

Capital Expenditures

Our capital expenditures in fiscal 2013 were $42.0 million. Capital expenditures in fiscal 2013 included approximately 14.1 million CHF (approximately $15.0 million) for the purchase of land and building in Switzerland, which Schaublin had been leasing, and $9.0 million for the purchase and renovations of new or existing properties in California, Connecticut, Georgia, Mexico and South Carolina. We expect to make capital expenditures of approximately $25.0 to $30.0 million during fiscal 2014 in connection with our existing business, including the construction of a new manufacturing facility in Poland. We have funded our fiscal 2013 capital expenditures, and expect to fund fiscal 2014 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 30, 2013:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$10,300	$1, 240	$980	$980	$7,100
Capital lease obligations	186	90	57	39	—
Operating leases	12,480	3,580	4,785	2,434	1,681
Interest on fixed rate debt	2,794	325	508	445	1,516
Pension and postretirement benefits	18,989	1,757	3,688	3,772	9,772
Total contractual cash obligations	$44,749	$6,992	$10,018	$7,670	$20,069

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $6.7 million will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

Quarterly Results of Operations

	Quarter Ended
	Mar. 30, 2013	Dec. 29, 2012	Sept. 29, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Oct. 1, 2011	July 2, 2011
	(Unaudited) (in thousands, except per share data)
Net sales	$103,006	$96,336	$100,375	$103,334	$111,323	$95,104	$97,751	$93,333
Gross margin	40,680	36,276	37,530	38,443	41,174	33,626	33,984	31,796
Operating income	15,753	19,159	21,195	21,994	24,064	18,204	18,367	17,013
Net income	$10,575	$12,109	$16,494	$17,164	$15,526	$12,167	$11,592	$10,712
Net income per common share:
Basic(1)(2)	$0.46	$0.54	$0.74	$0.78	$0.71	$0.56	$0.53	$0.49
Diluted(1)(2)	$0.46	$0.53	$0.73	$0.76	$0.69	$0.54	$0.52	$0.48

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 5.30% at April 2, 2011, to 4.20% at March 31, 2012 and to 3.80% at March 30, 2013. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.75% and 8.25% in fiscal 2013 and fiscal 2012, respectively.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 4.20% to 3.20%) would have increased our pension expense for fiscal 2013 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 4.20% to 5.20%) would have decreased our pension expense for fiscal 2013 by approximately $0.2 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.75% to 6.75%) would have increased our pension expense for fiscal 2013 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.75% to 8.75%) would have reduced our pension expense for fiscal 2013 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 30, 2013 by 1.00% (from 3.80% to 2.80%) would have increased the projected benefit obligation of our pension plan by approximately $3.2 million. Increasing the discount rate assumption used to determine the funded status as of March 30, 2013 by 1.00% (from 3.80% to 4.80%) would have reduced the projected benefit obligation of our pension plan by approximately $2.7 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our target allocation of plan assets was 60% equity and 40% fixed income investments as of March 30, 2013 and March 31, 2012.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	0.68%	0.98%	1.48%
Expected volatility	47.8%	47.6%	47.1%

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in fiscal 2013 compared to approximately 13% of our net sales in fiscal 2012. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of March 30, 2013, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 30, 2013 and March 31, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut

May 29, 2013

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 30, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$114,480	$68,621
Short-term investments	1,298	—
Accounts receivable, net of allowance for doubtful accounts of $1,719 in 2013 and $1,816 in 2012	69,715	72,560
Inventory	174,585	158,805
Deferred income taxes	9,864	11,272
Prepaid expenses and other current assets	3,579	3,040
Total current assets	373,521	314,298
Property, plant and equipment, net	116,118	93,373
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $10,783 in 2013 and $9,285 in 2012	11,158	11,380
Other assets	6,932	5,754
Total assets	$542,442	$459,518

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 30, 2013	March 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,259	$24,720
Accrued expenses and other current liabilities	20,069	18,103
Current portion of long-term debt	1,240	1,041
Total current liabilities	46,568	43,864
Long-term debt, less current portion	9,060	—
Deferred income taxes	4,236	6,851
Other non-current liabilities	20,383	22,988
Total liabilities	80,247	73,703
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2013 and 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2013 and 2012; issued and outstanding shares: 23,277,928 in 2013 and 22,327,295 in 2012	233	223
Additional paid-in capital	234,151	205,333
Accumulated other comprehensive income	(3,469)	1,069
Retained earnings	241,734	185,392
Treasury stock, at cost, 289,234 shares in 2013 and 202,271 shares in 2012	(10,454)	(6,202)
Total stockholders' equity	462,195	385,815
Total liabilities and stockholders' equity	$542,442	$459,518

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net sales	$403,051	$397,511	$335,625
Cost of sales	250,122	256,931	225,851
Gross margin	152,929	140,580	109,774
Operating expenses:
Selling, general and administrative	65,751	61,303	52,706
Other, net	9,077	1,629	875
Total operating expenses	74,828	62,932	53,581
Operating income	78,101	77,648	56,193
Interest expense, net	868	1,045	1,791
Other non-operating expense (income)	(2,955)	624	1,525
Income before income taxes	80,188	75,979	52,877
Provision for income taxes	23,846	25,982	18,009
Net income	$56,342	$49,997	$34,868
Net income per common share:
Basic	$2.52	$2.28	$1.61
Diluted	$2.47	$2.23	$1.58
Weighted average common shares:
Basic	22,401,068	21,880,554	21,678,626
Diluted	22,810,793	22,390,914	22,078,711

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net income	$56,342	$49,997	$34,868
Net prior service pension cost and actuarial losses, net of taxes	(707)	(1,692)	(1,308)
Change in fair value of derivatives, net of taxes	14	137	542
Change in unrealized loss on investments, net of taxes	129	(68)	(11)
Foreign currency translation adjustments	(3,974)	312	4,829
Total comprehensive income	$51,804	$48,686	$38,920

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at April 3, 2010	21,902,761	$219	$189,496	$(1,672)	$100,527	(170,338)	$(5,023)	$283,547
Net income	—	—	—	—	34,868	—	—	34,868
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,057	—	—	—	—	4,057
Exercise of equity awards	164,450	2	3,135	—	—	(16,320)	(550)	2,587
Change in net prior service cost and actuarial losses, net of tax benefit of $777	—	—	—	(1,308)	—	—	—	(1,308)
Issuance of restricted stock	24,800	—	—	—	—	—	—	—
Adjusted tax benefit from IRS settlement	—	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $349	—	—	—	542	—	—	—	542
Income tax benefit on exercise of non-qualified common stock options	—	—	956	—	—	—	—	956
Unrealized loss on investments, net of tax benefit of $6	—	—	—	(11)	—	—	—	(11)
Currency translation adjustments	—	—	—	4,829	—	—	—	4,829
Balance at April 2, 2011	22,092,011	221	197,644	2,380	135,395	(186,658)	(5,573)	330,067
Net income	—	—	—	—	49,997	—	—	49,997
Stock-based compensation	—	—	4,121	—	—	—	—	4,121
Exercise of equity awards	123,684	2	2,811	—	—	(15,613)	(629)	2,184
Change in net prior service cost and actuarial losses, net of tax benefit of $1,047	—	—	—	(1,692)	—	—	—	(1,692)
Issuance of restricted stock	111,600	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $88	—	—	—	137	—	—	—	137
Income tax benefit on exercise of non-qualified common stock options	—	—	757	—	—	—	—	757
Unrealized loss on investments, net of tax benefit of $41	—	—	—	(68)	—	—	—	(68)
Currency translation adjustments, net of taxes of $6	—	—	—	312	—	—	—	312
Balance at March 31, 2012	22,327,295	223	205,333	1,069	185,392	(202,271)	(6,202)	385,815
Net income	—	—	—	—	56,342	—	—	56,342
Stock-based compensation	—	—	5,288	—	—	—	—	5,288
Exercise of equity awards	829,783	10	16,406	—	—	(86,963)	(4,252)	12,164
Change in net prior service cost and actuarial losses, net of tax benefit of $358	—	—	—	(707)	—	—	—	(707)
Issuance of restricted stock	120,850	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $8	—	—	—	14	—	—	—	14
Income tax benefit on exercise of non-qualified common stock options	—	—	7,124	—	—	—	—	7,124
Unrealized gain on investments, net of taxes of $86	—	—	—	129	—	—	—	129
Currency translation adjustments, net of tax benefit of $10	—	—	—	(3,974)	—	—	—	(3,974)
Balance at March 30, 2013	23,277,928	$233	$234,151	$(3,469)	$241,734	(289,234)	$(10,454)	$462,195

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$56,342	$49,997	$34,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,166	12,699	11,551
Excess tax benefits from stock-based compensation	(7,124)	(757)	(956)
Deferred income taxes	(906)	(119)	(1,146)
Amortization of intangible assets	1,553	1,491	1,420
Amortization of deferred financing costs	325	325	297
Stock-based compensation	5,288	4,121	4,057
(Gain) loss on disposition of assets	6,301	(10)	(1,076)
Gain on acquisition	(327)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,006	(12,373)	(5,128)
Inventory	(15,527)	(14,293)	(6,279)
Prepaid expenses and other current assets	(484)	1,004	5,278
Other non-current assets	(1,934)	(1,815)	(611)
Accounts payable	607	413	4,976
Accrued expenses and other current liabilities	8,333	3,481	2,590
Other non-current liabilities	(2,357)	865	115
Net cash provided by operating activities	66,262	45,029	49,956
Cash flows from investing activities:
Purchase of property, plant and equipment	(42,017)	(17,841)	(10,440)
Purchase of short-term investments	(1,791)	—	(1,845)
Proceeds from sale or maturities of short-term investments	493	3,883	5,043
Acquisition of businesses, net of cash acquired	(2,628)	—	—
Proceeds from sale of assets	763	297	2,397
Net cash used in investing activities	(45,180)	(13,661)	(4,845)
Cash flows from financing activities:
Net decrease in revolving credit facility	—	(30,000)	(7,000)
Proceeds from notes payable	9,892	(255)	(156)
Payments of notes payable	(538)	—	—
Repurchase of common stock	(4,252)	(629)	(550)
Exercise of stock options	16,416	2,813	3,137
Excess tax benefits from stock-based compensation	7,124	757	956
Financing fees paid in connection with senior credit facility	—	—	(1,515)
Other, net	11	(72)	(247)
Net cash provided by (used in) financing activities	28,653	(27,386)	(5,375)
Effect of exchange rate changes on cash	(3,876)	664	2,850
Cash and cash equivalents:
Increase during the year	45,859	4,646	42,586
Cash, at beginning of year	68,621	63,975	21,389
Cash, at end of year	$114,480	$68,621	$63,975

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2013, no one customer accounted for more than 6% of the Company’s net sales as compared to no more than 8% of the Company’s net sales in fiscal 2012 and 2011, respectively. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

2.	Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), RBC CBS Coastal Bearing Services LLC (“CBS”) and Western Precision Aero LLC (“WPA”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), A.I.D. Company (“AID”), BEMD Company (“BEMD”) and PIC Design (“PIC Design”) divisions of RBCA. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2013, 2012, and 2011 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with Bank of America, N.A. The balances are insured by the Federal Deposit Insurance Company up to $250. The Company has not experienced any losses in such accounts.

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

Revenue is recognized upon the passage of title, which generally is at the time of shipment, except for certain customers for which it occurs when the products reach their destination. Accounts receivable, net of applicable allowances, is recorded when revenue is recorded.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 4% and 5% of accounts receivables at March 30, 2013 and March 31, 2012, respectively.

Short-Term Investments

Short-term investments include equity and fixed-income securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

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

Goodwill

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) is not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company’s reporting units is calculated by comparing the combination of the net present value of future cash flows method (Level 3 inputs) and a market approach method to the reporting units' carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value substantially. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

All derivatives are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge. As of March 30, 2013, the Company held no derivatives.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net income	$56,342	$49,997	$34,868

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,401,068	21,880,554	21,678,626
Effect of dilution due to employee stock options	409,725	510,360	400,085
Denominator for diluted net income per common share—adjusted weighted-average shares	22,810,793	22,390,914	22,078,711
Basic net income per common share	$2.52	$2.28	$1.61
Diluted net income per common share	$2.47	$2.23	$1.58

At March 30, 2013, 207,700 employee stock options and 300 restricted shares have been excluded from the calculation of diluted earnings per share. At March 31, 2012, 200,900 employee stock options and 700 restricted shares have been excluded from the calculation of diluted earnings per share. At April 2, 2011, 8,000 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present. For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. To date, no indicators of impairment exist other than those resulting in the restructuring charges already recorded.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2013, 2012 and 2011 amounted to $6,099, $7,778 and $4,705, respectively. Net assets of the Company's foreign operations were $87,624 and $73,230 at March 30, 2013 and March 31, 2012, respectively.

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

The financial assets and liabilities that are measured on a recurring basis at March 30, 2013 consist of the Company’s forward contracts and average rate options. The Company has measured the fair value of these forward contracts and average rate options using observable market inputs such as spot and forward rates (as provided by the financial institution with which these instruments has been executed). Based on these inputs, these instruments are classified as Level 2 of the valuation hierarchy. As of March 30, 2013, the Company held no forward contracts on average rate options.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, prepaids and other current assets, and accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company's borrowings under its JP Morgan Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not changed

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Fair Value of Derivatives	Pension and Postretirement Liability	Investments	Total
Balance at March 31, 2012	8,090	(14)	(7,007)	—	1,069
Other comprehensive income (loss) before reclassifications	(3,974)	—	(999)	129	(4,844)
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	292	—	306
Net current period other comprehensive income (loss)	(3,974)	14	(707)	129	(4,538)
Balance at March 30, 2013	$4,116	$—	$(7,714)	$129	$(3,469)

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This update requires companies to disclose the effects of any significant reclassification adjustments out of accumulated other comprehensive income (“AOCI”) on the component items in net income, when the reclassification is required by GAAP to occur fully in the same period. Disclosure can be either on the face of the financial statements where net income is reported, or in the notes. If it is not required for the entire amount to be reclassified to net income then companies need only cross-reference other GAAP required disclosures substantiating those amounts. This amendment to AOCI disclosures applies to both interim and annual financial reporting periods. These amendments became effective for public companies for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

3.	Acquisitions and Dispositions

On March 1, 2013, RBCA and SWP acquired Western Precision Aero LLC (“WPA”), a manufacturer of precision components and gears for the aerospace and industrial markets located in Garden Grove, California for $2,628. The purchase price included $1,408 in cash and $1,220 of debt. The purchase price allocation is as follows: accounts receivable ($646), inventory ($1,369), other current assets ($66), fixed assets ($1,290), intangible assets ($645), other non-current assets ($24), other current liabilities ($1,085) and a gain on acquisition ($327). The Company believes that it was able to acquire WPA for less than the fair value of its assets because of (i) the Company’s unique position as a market leader in the aerospace and industrial bearing market and (ii) the seller’s distressed operations. This addition expands the Company’s offering to customers and expands its portfolio into the aerospace and industrial markets. WPA is included in the Plain Bearings segment.

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

4.	Short-term Investments

Short-term investments include equity and fixed-income securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 30, 2013	$1,816	$444	$240	$(781)	$1,719
March 31, 2012	1,490	473	10	(157)	1,816
April 2, 2011	1,242	478	57	(287)	1,490

*Foreign currency and acquisition transactions.

6.	Inventory

Inventories are summarized below:

	March 30, 2013	March 31, 2012
Raw materials	$16,966	$15,056
Work in process	41,882	39,480
Finished goods	115,737	104,269
	$174,585	$158,805

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 30, 2013	March 31, 2013
Land	$13,755	$11,590
Buildings and improvements	54,685	38,042
Machinery and equipment	158,752	153,976
	227,192	203,608
Less: accumulated depreciation and amortization	111,074	110,235
	$116,118	$93,373

8.	Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company reached a decision to consolidate and restructure its large bearing manufacturing facilities and capacity. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line. The consolidation and restructuring includes: (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment. The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 with continued effort to sell the equipment and sell or lease the building to be completed in fiscal 2014. As a result, the Company recorded a pre-tax charge of $6,738 under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $466 in employee related costs, $100 in moving and relocation costs and $6,172 impairment to fair value of certain equipment used in the manufacturing of large bearings. The Company determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place. These assets continue to be classified in fixed assets on the March 30, 2013 balance sheet. The Company will evaluate the fair value of the assets each quarter and may incur gains or losses due to changes in the fair value of the assets until they are sold, if they are sold during the period, and changes in market conditions that could require additional impairment tests and potentially additional future impairment charges. This analysis of fair value of assets resulted in a $6,172 impairment loss in fiscal 2013 and is attributable to the Ball Bearings segment in which all of these assets reside. The Company estimates the potential for additional period costs of $1,225 over fiscal 2014 and 2015 associated with the consolidation and relocation of the equipment and the ongoing costs associated with the building until it is sold or leased. The aggregate of the $6,738 in fiscal 2013 and the potential $1,225 over fiscal 2014 and 2015 is an expected amount of $7,963 anticipated to be incurred due to the restructuring and consolidation.

9.	Goodwill and Amortizable Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	March 30, 2013	March 31, 2012
Roller	$15,684	$15,684
Plain	17,190	17,190
Ball	671	671
Other	1,168	1,168
	$34,713	$34,713

Intangible Assets

		March 30, 2013		March 31, 2012
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,077	$2,607	$6,181	$2,232
Customer relationships and lists	11	5,999	3,429	5,556	3,007
Trade names	15	1,380	1,102	1,386	972
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	6,168	1,866	5,404	1,359
Domain names	10	437	211	437	167
Other	4	1,158	846	979	826
Total		$21,941	$10,783	$20,665	$9,285

Amortization expense for definite-lived intangible assets during fiscal year 2013, 2012 and 2011 was $1,553, $1,491 and $1,420, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

47

2014	$1,583
2015	1,557
2016	1,530
2017	1,509
2018	1,507
2019 and thereafter	3,472

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 30, 2013	March 31, 2012
Employee compensation and related benefits	$7,594	$8,202
Taxes	4,285	3,725
Insurance	1,456	1,698
Other	6,734	4,478
	$20,069	$18,103

11.	Debt

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of March 30, 2013 was 9,068 CHF, or $9,550.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 30, 2013, the Company’s margin was 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

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

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 30, 2013, the Company was in compliance with all such covenants.

Approximately $5,545 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 30, 2013, RBCA had the ability to borrow up to an additional $144,455 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,213, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 30, 2013, there were no borrowings under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	March 30, 2013	March 31, 2012
Notes payable	$10,300	$1,041
Total debt	10,300	1,041
Less: current portion	1,240	1,041
Long-term debt	$9,060	$—

The current portion of long-term debt as of March 30, 2013 includes the current portion of the Schaublin mortgage and a $750 note payable related to the AllPower acquisition. The current portion of long-term debt as of March 31, 2012 includes a $291 note payable related to the acquisition of Lubron and a $750 note payable related to the AllPower acquisition.

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 30, 2013	March 31, 2012
Non-current pension liability	$5,341	$4,839
Other postretirement benefits	2,906	2,734
Non-current income tax liability	6,727	11,207
Deferred compensation	5,202	3,940
Other	207	268
	$20,383	$22,988

13.	Pension Plan

At March 30, 2013, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 30, 2013	March 31, 2012
Cash and cash equivalents	$16,872	$916
U.S. equity mutual funds	—	14,026
Fixed income mutual funds	4,526	5,662
	$21,398	$20,604

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The plan provides benefits of stated amounts based on a combination of an employee's age and years of service. The Company uses a March 31 measurement date for its plan.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at March 30, 2013 and March 31, 2012:

	March 30, 2013	March 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$25,443	$22,428
Service cost	392	359
Interest cost	1,042	1,166
Actuarial loss	1,164	3,016
Plan amendments	246	—
Benefits paid	(1,548)	(1,526)
Benefit obligation at end of year	$26,739	$25,443
Change in plan assets:
Fair value of plan assets at beginning of year	$20,604	$19,443
Actual return on plan assets	842	1,187
Employer contributions	1,500	1,500
Benefits paid	(1,548)	(1,526)
Fair value of plan assets at end of year	$21,398	$20,604

Underfunded status at end of year	$(5,341)	$(4,839)
Amounts recognized in the consolidated balance sheet:

Non-current assets	$—	$—
Non-current liabilities	(5,341)	(4,839)
Net liability recognized	$(5,341)	$(4,839)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$369	$170
Net actuarial loss	11,349	10,563
Accumulated other comprehensive loss	$11,718	$10,733

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2014:

Prior service cost	$82
Net actuarial loss	1,231
Total	$1,313

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended March 30, 2013:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Components of net periodic benefit cost:
Service cost	$392	$359	$336
Interest cost	1,042	1,166	1,212
Expected return on plan assets	(1,628)	(1,534)	(1,525)
Amortization of prior service cost	47	47	53
Amortization of losses	1,164	822	412
Net periodic benefit cost	$1,017	$860	$488

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2013	FY 2012	FY 2011
Discount rate	4.20%	5.30%	6.00%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.25%

The discount rate used in determining the funded status as of March 30, 2013 and March 31, 2012 was 3.80% and 4.20%, respectively.

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. Our target allocation of plan assets was 60% equity and 40% fixed income investments as of March 30, 2013 and March 31, 2012.

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2013:

2014	$1,527
2015	1,569
2016	1,654
2017	1,657
2018	1,658
2019-2023	8,641

Although no contributions are required for fiscal 2014, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 139 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2013, 2012 and 2011, the Company made contribution and premium payments equal to $743, $765 and $621, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, equal to 10% of the first 3.5% of eligible employee compensation, amounted to $688, $338 and $316 in fiscal 2013, 2012 and 2011, respectively. The amount for fiscal 2013 included a $291 discretionary match made by the Company.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. The Company had temporarily suspended the employer contribution to this plan effective January 1, 2009 and contributions remained suspended during fiscal 2010 and fiscal 2011. At the beginning of fiscal year 2012, the Company resumed employer contributions which equaled the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $162 and $123 in fiscal 2013 and 2012, respectively.

The fair value of the investments in the SERP is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 30, 2013 and March 31, 2012:

	March 30, 2013	March 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,958	$2,710
Service cost	50	40
Interest cost	122	137
Actuarial loss	184	270
Benefits paid	(178)	(199)
Benefit obligation at end of year	$3,136	$2,958

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	178	199
Benefits paid	(178)	(199)
Fair value of plan assets at end of year	$—	$—

(Under) funded status at end of year	$(3,136)	$(2,958)
Amounts recognized in the consolidated balance sheet:
Current liability	$(230)	$(224)
Non-current liability	(2,906)	(2,734)
Net liability recognized	$(3,136)	$(2,958)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$31	$34
Net actuarial loss	561	418
Accumulated other comprehensive loss	$592	$452

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2014:
Prior service cost	3
Net actuarial loss	43
Total	$46

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Components of net periodic benefit cost:
Service cost	$50	$40	$35
Interest cost	122	137	146
Prior service cost amortization	3	3	3
Amount of loss recognized	42	22	6
Net periodic benefit cost	$217	$202	$190

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.80% at March 30, 2013 and 4.20% at March 31, 2012. The discount rate used in determining the net periodic benefit cost was 4.20% for fiscal 2013, 5.30% for fiscal 2012, and 6.00% for fiscal 2011. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2013, 2012 and 2011.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2013:

2014	$230
2015	226
2016	239
2017	228
2018	229
2019-2023	1,131

15.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Domestic	$71,993	$65,878	$46,349
Foreign	8,195	10,101	6,528
	$80,188	$75,979	$52,877

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Current:
Federal	$21,808	$22,012	$14,595
State	1,385	2,562	2,738
Foreign	1,559	1,527	1,822
	24,752	26,101	19,155
Deferred:
Federal	(1,000)	(1,347)	(733)
State	(253)	433	(413)
Foreign	347	795	—
	(906)	(119)	(1,146)
Total	$23,846	$25,982	$18,009

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Income taxes using U.S. federal statutory rate	$28,066	$26,593	$18,507
State income taxes, net of federal benefit	714	2,040	1,374
Domestic production activities deduction	(2,228)	(2,211)	(1,367)
Foreign rate differential	(962)	(1,214)	(463)
U.S. unrecognized tax positions	(2,410)	—	—
Other	666	774	(42)
	$23,846	$25,982	$18,009

Net deferred tax assets (liabilities) consist of the following:

	March 30, 2013	March 31, 2012
Deferred tax assets (liabilities):
Postretirement benefits	$1,065	$1,002
Employee compensation accruals	2,528	2,462
Net operating losses	1,651	921
Inventory	9,185	7,854
Stock compensation	3,399	3,614
Pension	2,001	1,839
State tax	2,043	2,490
Other	(182)	2,145
Valuation allowance	(1,204)	(353)
Total deferred tax assets	20,486	21,974

	March 30, 2013	March 31, 2012
Deferred tax liabilities:
Property, plant and equipment	(9,399)	(12,519)
Intangible assets	(5,443)	(5,034)
Total deferred tax liabilities	(14,842)	(17,553)
Net deferred tax assets	$5,644	$4,421

A valuation allowance has been recorded on certain state and foreign net operating losses as it is more likely than not that these losses will not be utilized.

The Company has determined that its undistributed foreign earnings of approximately $59,226 at March 30, 2013 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations. Schaublin received a favorable tax arrangement in Switzerland pertaining to the acceleration of depreciation which resulted in a current tax benefit of approximately $348 in fiscal 2013 and $795 in fiscal 2012.

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

At March 30, 2013, the Company has state net operating losses in different jurisdictions at varying amounts up to $14,652, which expire at various dates through 2026.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2010. A U.S. federal tax examination by the Internal Revenue Service for the years ended March 31, 2007 and March 31, 2008 was substantially completed during fiscal 2011. As a result, the Company recognized certain previously unrecognized tax benefits of $576 in fiscal 2011 on the basis that the related tax positions have been effectively settled.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at April 2, 2011	$8,988
Increases for tax positions taken during the current period	1,049
Decreases for tax positions taken during the current period	(63)
Balance at March 31, 2012	9,974
Increases for tax positions taken during the current period	1,128
Decreases for tax positions taken during the current period	(5,210)
Balance at March 30, 2013	$5,892

The net increase in tax positions for the year ended March 31, 2012 is primarily the result of building existing federal and state positions. The increase in tax positions in the Company’s fiscal year ending March 30, 2013 is primarily due to newly established state positions and increases to existing state positions. The decrease in tax positions in the Company’s fiscal year ending March 30, 2013 is primarily due to the conclusion of federal and state income tax examinations. Substantially all of the Company’s unrecognized tax benefits would impact the effective tax rate if recognized.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a benefit of $398 and a charge of $166 of interest and penalties on its statement of operations for the fiscal years ended March 30, 2013 and March 31, 2012, respectively. The Company has approximately $835 and $1,233 of accrued interest and penalties at March 30, 2013 and March 31, 2012, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 29, 2014 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be $850.

16.	Stockholders' Equity

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the board of directors) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expired in July 2011, was governed by the Company’s board of directors or a committee to which the board of directors delegates its responsibilities. As of March 30, 2013, there were outstanding options to purchase 8,750 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the Plan.

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

Stock Options. Under the 2005 Long-Term Incentive Plan, the compensation committee or the board may approve the award of grants of incentive stock options and other non-qualified stock options. The compensation committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, approve an award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 30, 2013, there were outstanding options to purchase 1,105,835 shares of common stock granted under the 2005 Long-Term Incentive Plan, 600,400 of which were exercisable.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the compensation committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 30, 2013, there were 218,478 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of March 30, 2013 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 31, 2012	1,739,868	$23.30	3.9	$39,716
Awarded	206,500	44.82
Exercised	(829,783)	19.78
Forfeitures	(2,000)	25.26
Outstanding, March 30, 2013	1,114,585	$29.91	4.2	$23,021

Exercisable, March 30, 2013	609,150	$24.16	3.5	$16,079

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	0.68%	0.98%	1.48%
Expected volatility	47.8%	47.6%	47.1%

The weighted average fair value per share of options granted was $18.71 in fiscal 2013, $15.43 in fiscal 2012 and $13.50 in fiscal 2011.

As of March 30, 2013, there was $6,405 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options that vested in fiscal 2013, 2012 and 2011 was $9,138, $12,045 and $10,213, respectively. The total intrinsic value of options exercised in fiscal 2013, 2012 and 2011 was $16,416, $2,393 and $2,848, respectively.

Of the total awards outstanding at March 30, 2013, 1,098,872 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $29.93, an intrinsic value of $22,665, and a weighted average contractual term of 4.2 years.

A summary of the status of the Company’s restricted stock outstanding as of March 30, 2013 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 31, 2012	152,212	$35.54
Granted	121,250	46.31
Vested	(54,584)	32.31
Forfeitures	(400)	25.26
Non-vested, March 30, 2013 00	218,478	$42.23

The Company recorded $1,619 (net of taxes of $977) in compensation in fiscal 2013 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $7,464 at March 30, 2013. This cost is expected to be recognized over a weighted average period of approximately 4.0 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,886, $4,627 and $4,560 in fiscal 2013, 2012 and 2011, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2013, 2012 and 2011 aggregated $1,349, $1,235 and $1,324, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2014	$3,580
2015	2,957
2016	1,828
2017	1,399
2018	1,035
2019 and thereafter	1,681

As of March 30, 2013, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2013, 2012 and 2011, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2014 or 2015.

Investigation and remediation of contamination is ongoing at some of the Company's sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company's facility in Hartsville, South Carolina and a corrective action plan at the Company’s facility in Clayton, Georgia. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is ongoing. Although there can be no assurance, the Company does not expect the costs associated with the above sites to be material.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its cash flows, financial position or results of operations. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. As of March 30, 2013, the estimate for a loss exceeding any amounts already recognized is immaterial. The Company currently maintains insurance coverage for product liability claims.

18.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Loss (gain) on impairment or disposition of assets	$6,301	$(10)	$(1,076)
Plant consolidation and restructuring costs	1,261	97	219
Provision for doubtful accounts	173	246	478
Amortization of intangibles	1,553	1,491	1,420
Other income	(211)	(195)	(166)
	$9,077	$1,629	$875

19.	Reportable Segments

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

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net External Sales
Plain	$215,963	$200,141	$168,777
Roller	115,021	123,803	98,942
Ball	41,366	42,330	40,637
Other	30,701	31,237	27,269
	$403,051	$397,511	$335,625

Gross Margin	$85,419	$72,875	$58,147
Plain
Roller	45,107	45,233	32,107
Ball	9,427	9,240	9,193
Other	12,976	13,232	10,327
	$152,929	$140,580	$109,774

Selling, General and Administrative Expenses	$15,336	$14,453	$12,977
Plain
Roller	6,741	6,282	6,073
Ball	3,030	3,383	3,170
Other	3,720	4,006	3,590
Corporate	36,924	33,179	26,896
	$65,751	$61,303	$52,706
59

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Operating Income
Plain	$69,046	$57,920	$45,896
Roller	37,592	41,062	27,976
Ball	(188)	3,498	3,594
Other	8,998	9,018	6,656
Corporate	(37,347)	(33,850)	(27,929)
	$78,101	$77,648	$56,193
Total Assets
Plain	$377,382	$312,678	$282,814
Roller	190,431	163,475	121,621
Ball	39,978	47,382	44,825
Other	34,799	30,386	19,662
Corporate	(100,148)	(94,403)	(42,940)
	$542,442	$459,518	$425,982
Capital Expenditures
Plain	$25,895	$5,971	$2,736
Roller	4,939	4,304	4,058
Ball	2,812	1,486	1,200
Other	6,257	5,403	340
Corporate	2,114	677	2,106
	$42,017	$17,841	$10,440
Depreciation & Amortization
Plain	$4,919	$4,516	$4,756
Roller	4,471	4,555	3,809
Ball	2,743	2,636	2,304
Other	1,594	1,476	838
Corporate	992	1,007	1,264
	$14,719	$14,190	$12,971
Geographic External Sales
Domestic	$345,450	$339,504	$289,536
Foreign	57,601	58,007	46,089
	$403,051	$397,511	$335,625
Geographic Long-Lived Assets
Domestic	$93,468	$86,026	$81,714
Foreign	22,650	7,347	6,694
	$116,118	$93,373	$88,408
Intersegment Sales
Plain	$3,135	$2,554	$1,954
Roller	17,099	16,510	12,378
Ball	2,524	1,788	1,413
Other	24,565	23,823	18,455
	$47,323	$44,675	$34,200

All intersegment sales are eliminated in consolidation.

20.         Derivative Instruments

The Company utilizes forward contracts and average rate options to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using models based on observable market inputs such as spot and forward rates and are classified as Level 2 on the valuation hierarchy. For instruments that are designated and qualify as cash flow hedges, the unrealized gains or losses are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings. As of March 30, 2013, the Company had no derivatives.

Notional amounts of the derivative financial instruments qualifying and designated as hedges were $0 at March 30, 2013 and $1,401 at March 31, 2012. Unrealized losses (gains) related to derivative financial instruments were $14 and $12 at March 30, 2013 and March 31, 2012, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 30, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2013 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 30, 2013.

The effectiveness of our internal control over financial reporting as of March 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended March 30, 2013, and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut
May 29, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 30, 2013 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1)          Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 30, 2013 and March 31, 2012

Consolidated Statements of Operations for the years ended March 30, 2013, March 31, 2012 and April 2, 2011

Consolidated Statements of Comprehensive Income for the years ended March 30, 2013, March 31, 2012 and April 2, 2011

Consolidated Statements of Stockholders’ Equity for the years ended March 30, 2013, March 31, 2012 and April 2, 2011

Consolidated Statements of Cash Flows for the years ended March 30, 2013, March 31, 2012 and April 2, 2011

Notes to Consolidated Financial Statements

(a)     (2)          Financial Statement Schedules

See Financial Statement Schedules under Item 15(c)

(a)     (3)          See Item 15(b) below.

(b)     The Exhibits required by Item 601 of regulation S-K are filed as Exhibits to this Report and indexed below immediately following Item 15(c), which index is incorporated herein by reference

(c)     All Financial Statement Schedules are included in the Financial Statements and Supplementary Data under Item 15(a)(1) and incorporated herein by reference.

Exhibit Index

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

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated's Registration Statement on Form S-1, file No. 333-124824 (the "Registration Statement") dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated's Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

10.3	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.4	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.

10.5	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.6	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.7	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.8	Employment Agreement, effective April 4, 2010, between RBC Bearings Incorporated and Michael J. Hartnett Ph.D. filed as Exhibit 10.1 to Form 8-K dated April 26, 2010 is hereby incorporated by reference herein.

10.9	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.

10.10	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.

10.11	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.

10.12	Collective Bargaining Agreement effective February 1, 2013 between Heim Bearing division of Roller Bearing Company of America, Inc. and The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U. A. W., and Amalgamated Local 376, UAW filed as Exhibit 10.1 to Form 8-K dated December 10, 2012 is hereby incorporated by reference herein.

16.1	Letter to the Securities and Exchange Commission, dated June 10, 2010, from Ernst & Young LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated June 15, 2010 is hereby incorporated by reference herein.

16.2	Letter to the Securities and Exchange Commission, dated January 27, 2011 from PricewaterhouseCoopers LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated January 27, 2011 is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 29, 2013

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 29, 2013

/s/ Thomas M. Burigo Thomas M. Burigo	Corporate Controller
Date: May 29, 2013

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 29, 2013

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 29, 2013

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 29, 2013

/s/ Dr. Thomas J. O’Brien Dr. Thomas J. O'Brien	Director
Date: May 29, 2013

/s/ Mitchell I. Quain Mitchell I. Quain	Director
Date: May 29, 2013

