Form 10-Q
period 2013-06-29
RBC Bearings INC
filed 2013-08-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

As of July 25, 2013, RBC Bearings Incorporated had 23,067,201 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 29, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,081	$114,480
Short-term investments	2,027	1,298
Accounts receivable, net of allowance for doubtful accounts of $1,478 at June 29, 2013 and $1,719 at March 30, 2013	69,580	69,715
Inventory	180,649	174,585
Deferred income taxes	10,707	9,864
Prepaid expenses and other current assets	3,865	3,579
Total current assets	392,909	373,521
Property, plant and equipment, net	118,643	116,118
Goodwill	34,713	34,713
Intangible assets, net of accumulated amortization of $11,178 at June 29, 2013 and $10,783 at March 30, 2013	10,784	11,158
Other assets	6,853	6,932
Total assets	$563,902	$542,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,495	$25,259
Accrued expenses and other current liabilities	26,277	20,069
Current portion of long-term debt	1,242	1,240
Total current liabilities	51,014	46,568
Deferred income taxes	4,097	4,236
Long-term debt	8,981	9,060
Other non-current liabilities	20,117	20,383
Total liabilities	84,209	80,247

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 29, 2013 and March 30, 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 29, 2013 and March 30, 2013; issued and outstanding shares: 23,342,928 at June 29, 2013 and 23,277,928 at March 30, 2013	233	233
Additional paid-in capital	236,139	234,151
Accumulated other comprehensive income	(2,966)	(3,469)
Retained earnings	256,850	241,734
Treasury stock, at cost, 291,427 shares at June 29, 2013 and 289,234 shares at March 30, 2013	(10,563)	(10,454)
Total stockholders' equity	479,693	462,195
Total liabilities and stockholders' equity	$563,902	$542,442

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net sales	$102,668	$103,334
Cost of sales	62,199	64,891
Gross margin	40,469	38,443
Operating expenses:
Selling, general and administrative	16,984	16,097
Other, net	1,187	352
Total operating expenses	18,171	16,449
Operating income	22,298	21,994
Interest expense, net	241	215
Other non-operating (income) expense	(192)	(3,301)
Income before income taxes	22,249	25,080
Provision for income taxes	7,133	7,916
Net income	$15,116	$17,164
Net income per common share:
Basic	$0.66	$0.78
Diluted	$0.65	$0.76
Weighted average common shares:
Basic	22,786,979	22,030,272
Diluted	23,101,243	22,596,404

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net income	$15,116	$17,164
Net prior service pension cost and actuarial losses, net of taxes	(229)	(194)
Change in unrealized loss on investments, net of taxes	(46)	—
Foreign currency translation adjustments	778	(3,450)
Total comprehensive income	$15,619	$13,520

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$15,116	$17,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,342	3,304
Excess tax benefits from stock-based compensation	(411)	(727)
Deferred income taxes	(982)	(17)
Amortization of intangible assets	393	379
Amortization of deferred financing costs	81	81
Stock-based compensation	1,220	1,127
Gain on disposition or sale of assets	(18)	(7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	143	2,704
Inventory	(5,972)	(3,841)
Prepaid expenses and other current assets	(285)	85
Other non-current assets	(100)	90
Accounts payable	(1,779)	496
Accrued expenses and other current liabilities	6,651	5,758
Other non-current liabilities	(18)	(79)
Net cash provided by operating activities	17,381	26,517

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,801)	(6,057)
Purchase of short-term investments	(729)	—
Proceeds from sale of assets	29	8
Net cash used in investing activities	(6,501)	(6,049)

Cash flows from financing activities:
Exercise of stock options	357	3,129
Excess tax benefits from stock-based compensation	411	727
Repurchase of common stock	(109)	—
Other, net	(152)	(73)
Net cash provided by financing activities	507	3,783

Effect of exchange rate changes on cash	214	(1,951)

Cash and cash equivalents:
Increase during the period	11,601	22,300
Cash, at beginning of period	114,480	68,621

Cash, at end of period	$126,081	$90,921

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 30, 2013 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

The results of operations for the three month period ended June 29, 2013 are not necessarily indicative of the operating results for the full year. The three month periods ended June 29, 2013 and June 30, 2012 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

1.  Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 30, 2013	$4,116	$(7,714)	$129	$(3,469)
Other comprehensive income (loss) before reclassifications	778	(370)	(46)	362
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Provision for income taxes related to other comprehensive income items	—	141	—	141
Net current period other comprehensive income (loss)	778	(229)	(46)	503
Balance at June 29, 2013	$4,894	$(7,943)	$83	$(2,966)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 29, 2013	June 30, 2012

Net income	$15,116	$17,164

Denominator for basic net income per common share—weighted-average shares outstanding	22,786,979	22,030,272
Effect of dilution due to employee stock options	314,264	566,132
Denominator for diluted net income per common share — weighted-average shares outstanding	23,101,243	22,596,404

Basic net income per common share	$0.66	$0.78

Diluted net income per common share	$0.65	$0.76

At June 29, 2013, 394,300 employee stock options and 52,000 restricted shares have been excluded from the calculation of diluted earnings per share. At June 30, 2012, 200,900 employee stock options and 700 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 29, 2013	March 30, 2013
Raw materials	$17,532	$16,966
Work in process	43,599	41,882
Finished goods	119,518	115,737
	$180,649	$174,585

5. Intangible Assets

		June 29, 2013		March 30, 2013
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,082	$2,710	$6,077	$2,607
Customer relationships and lists	11	6,000	3,546	5,999	3,429
Trade names	15	1,382	1,112	1,380	1,102
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	6,181	1,998	6,168	1,866
Domain names	10	437	222	437	211
Other	4	1,158	868	1,158	846
Total		$21,962	$11,178	$21,941	$10,783

Amortization expense for definite-lived intangible assets for the three month periods ended June 29, 2013 and June 30, 2012 was $393 and $379, respectively. Estimated amortization expense for the remaining three quarters of fiscal 2014, the five succeeding fiscal years and thereafter is as follows:

2014	$1,179
2015	1,549
2016	1,522
2017	1,412
2018	1,289
2019	1,185
2020 and thereafter	2,648

6. Debt

The balances payable under all borrowing facilities are as follows:
	June 29, 2013	March 30, 2013
Notes payable	$10,223	$10,300
Total debt	10,223	10,300
Less: current portion	1,242	1,240
Long-term debt	$8,981	$9,060

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of June 29, 2013 was 8,951 CHF, or $9,473.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of June 29, 2013, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 29, 2013, the Company was in compliance with all such covenants.

Approximately $6,047 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 29, 2013, RBCA had the ability to borrow up to an additional $143,953 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 CHF, or $4,377, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of June 29, 2013, there were no borrowings under the Swiss Credit Facility.

7. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before April 3, 2010. A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal year ended April 2, 2011 was deemed effectively settled in the Company’s first quarter of the fiscal year ended March 29, 2014 and the statute of limitations expired for the Company’s fiscal year ended March 28, 2009 in the Company’s third quarter of the fiscal year ended March 30, 2013.

The effective income tax rates for the three month periods ended June 29, 2013 and June 30, 2012, were 32.1% and 31.6% respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended June 29, 2013 of 32.1% includes discrete items of $382 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of federal and state income tax audits as well as the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the three month periods ended June 29, 2013 and June 30, 2012 would have been 33.8% and  35.0%, respectively. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $725.

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

	Three Months Ended
	June 29, 2013	June 30, 2012
Net External Sales
Plain	$57,090	$55,397
Roller	28,350	31,397
Ball	9,455	9,387
Other	7,773	7,153
	$102,668	$103,334
Gross Margin
Plain	$22,234	$21,286
Roller	12,299	11,468
Ball	3,008	2,169
Other	2,928	3,520
	$40,469	$38,443
Selling, General & Administrative Expenses
Plain	$4,349	$3,757
Roller	1,716	1,707
Ball	652	781
Other	1,056	927
Corporate	9,211	8,925
	$16,984	$16,097
Operating Income
Plain	$17,603	$17,283
Roller	10,503	10,348
Ball	1,663	698
Other	2,010	2,645
Corporate	(9,481)	(8,980)
	$22,298	$21,994
Geographic External Sales
Domestic	$86,133	$89,256
Foreign	16,535	14,078
	$102,668	$103,334
Intersegment Sales
Plain	$924	$793
Roller	4,873	4,816
Ball	325	493
Other	6,563	6,651
	$12,685	$12,753

All intersegment sales are eliminated in consolidation.

9. Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company reached a decision to consolidate and restructure its large bearing manufacturing facilities and capacity. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line. The consolidation and restructuring includes: (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment. The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 with continued effort to sell the equipment and sell or lease the building to be completed in fiscal 2014. As a result, the Company recorded a pre-tax charge of $6,738 under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $466 in employee related costs, $100 in moving and relocation costs and $6,172 impairment to fair value of certain equipment used in the manufacturing of large bearings. The Company determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place. These assets continue to be classified in fixed assets on the June 29, 2013 balance sheet. This analysis of fair value of assets resulted in a $6,172 impairment loss in fiscal 2013 and is attributable to the Ball Bearings segment in which all of these assets reside. The Company incurred period costs of $628 in the first quarter of fiscal 2014 related to the restructuring. The Company estimates the potential for additional period costs of $597 over the rest of fiscal 2014 and fiscal 2015 associated with the consolidation and relocation of the equipment and the ongoing costs associated with the building until it is sold or leased. The aggregate of the $6,738 in fiscal 2013 and the potential $1,225 over fiscal 2014 and 2015 is an expected amount of $7,963 anticipated to be incurred due to the restructuring and consolidation.

10. Acquisitions

On March 1, 2013, Roller Bearing Company of America, Inc. and RBC Southwest Products, Inc. acquired Western Precision Aero LLC (“WPA”), a manufacturer of precision components and gears for the aerospace and industrial markets located in Garden Grove, California for $2,628. The purchase price included $1,408 in cash and $1,220 of debt. The purchase price allocation is as follows: accounts receivable ($646), inventory ($1,369), other current assets ($66), fixed assets ($1,290), intangible assets ($645), other non-current assets ($24), other current liabilities ($1,085) and a gain on acquisition ($327). The Company believes that it was able to acquire WPA for less than the fair value of its assets because of (i) the Company’s unique position as a market leader in the aerospace and industrial bearing market and (ii) the seller’s distressed operations. This addition expands the Company’s offering to customers and expands its portfolio into the aerospace and industrial markets. WPA is included in the Plain Bearings segment. Proforma net sales and net income inclusive of WPA are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; and (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 30, 2013. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our backlog, as of June 29, 2013, was $218.9 million compared to $211.5 million as of June 30, 2012.  Our net sales for the three month period ended June 29, 2013 decreased 0.6% compared to the same period last fiscal year.  Our diversified industrial markets contributed 22.0% to this decline offset by a 22.2% increase in aerospace and defense markets.  The diversified industrial market decrease was attributable to OEM volume declines in the mining, military vehicles and gas and oil. The performance in the aerospace and defense market was driven by commercial aircraft build rates, the aerospace aftermarkets and the acquisition of WPA.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $126.1 million in cash and cash equivalents as of June 29, 2013, of which $35.4 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 29,	June 30,
	2013	2012
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	39.4	37.2
Selling, general and administrative	16.5	15.6
Other, net	1.2	0.3
Operating income	21.7	21.3
Interest expense, net	0.2	0.2
Other non-operating income	(0.2)	(3.2)
Income before income taxes	21.7	24.3
Provision for income taxes	7.0	7.7

Net income	14.7	16.6

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

Three Month Period Ended June 29, 2013 Compared to Three Month Period Ended June 30, 2012

Net Sales.

	Three Months Ended
	June 29,	June 30,	$	%
	2013	2012	Change	Change
Plain Bearings	$57.1	$55.4	$1.7	3.1%
Roller Bearings	28.3	31.4	(3.1)	(9.7)%
Ball Bearings	9.5	9.4	0.1	0.7%
Other	7.8	7.1	0.7	8.7%
Total	$102.7	$103.3	$(0.6)	(0.6)%

Net sales for the three month period ended June 29, 2013 were $102.7 million, a decrease of $0.6 million, or 0.6%, compared to $103.3 million for the three month period ended June 30, 2012. Excluding the $1.1 million impact of WPA which was acquired in March 2013, net sales decreased $1.7 million as compared to the three month period ended June 30, 2012. The decrease of $1.7 million was primarily attributable to lower volume of $0.8 million, $0.8 million of product mix/pricing and unfavorable foreign exchange rates of $0.1 million. Net sales to aerospace and defense customers increased 22.2% in the three month period ended June 29, 2013 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates, the aerospace aftermarket and the inclusion of WPA. This was offset by a decline of 22.0% from the diversified industrial markets, resulting primarily from lower activity in mining, military vehicles, and gas and oil.

The Plain Bearings segment achieved net sales of $57.1 million in the three month period ended June 29, 2013, an increase of $1.7 million, or 3.1%, compared to $55.4 million for the same period in the prior fiscal year. Excluding the $1.1 million impact of WPA, the net sales increase of $0.6 million for this segment was attributable to higher net sales to aerospace and defense customers of $7.2 million (higher build rates) offset by a decline of $6.6 million (mining and military vehicles) to diversified industrial customers. This segment was favorably impacted by product mix/pricing of $2.1 million offset by lower volume of $1.4 million and unfavorable exchange rates of $0.1 million.

The Roller Bearings segment achieved net sales of $28.3 million in the three month period ended June 29, 2013, a decrease of $3.1 million, or 9.7%, compared to $31.4 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector declined $4.0 million offset by an increase of $0.9 million from the aerospace and defense sector. This segment was primarily affected by the lower activity in mining and gas and oil.

The Ball Bearings segment achieved net sales of $9.5 million in the three month period ended June 29, 2013, an increase of $0.1 million, or 0.7%, compared to $9.4 million for the same period in the prior fiscal year.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.8 million in the three month period ended June 29, 2013, an increase of $0.7 million, or 8.7%, compared to $7.1 million for the same period in the prior fiscal year. Of this increase, $0.4 million is due to increased demand for mechanical components mainly in the U.S. market combined with $0.3 million of increased volume of machine tool collets mainly in Europe.

Gross Margin.

	Three Months Ended
	June 29,	June 30,	$	%
	2013	2012	Change	Change
Plain Bearings	$22.3	$21.3	$1.0	4.5%
Roller Bearings	12.3	11.4	0.9	7.2%
Ball Bearings	3.0	2.2	0.8	38.7%
Other	2.9	3.5	(0.6)	(16.8)%
Total	$40.5	$38.4	$2.1	5.3%

Gross margin was $40.5 million, or 39.4% of net sales, in the three month period ended June 29, 2013, versus $38.4 million, or 37.2% of net sales, for the same period in fiscal 2013. Excluding the $0.4 million impact of WPA, the increase of $1.7 million in gross margin dollars was driven by approximately $3.6 million in cost reductions offset by lower volume of $1.2 million and product mix/pricing of $0.7 million.

Gross margin for the Plain Bearings segment was $22.3 million, or 38.9%, in the three month period ended June 29, 2013 versus $21.3 million, or 38.4% for the comparable period in fiscal 2013. WPA contributed $0.4 million to this improved performance. Excluding this impact, this segment’s improved performance of $0.6 million was due primarily to cost reductions.

The Roller Bearings segment reported gross margin of $12.3 million, or 43.4%, in three month period ended June 29, 2013 compared to $11.4 million, or 36.5%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $2.4 million in cost reductions and $0.4 million of higher volume offset by $1.9 million of product mix/pricing.

The Ball Bearings segment reported gross margin of $3.0 million, or 31.8%, in the three month period ended June 29, 2013 versus $2.2 million, or 23.1%, in the same period in fiscal 2013. This segment’s performance was attributable primarily to cost reductions.

During the three month period ended June 29, 2013, the Other segment reported gross margin of $2.9 million, or 37.7%, compared to $3.5 million, or 49.2%, for the same period in the prior fiscal year. This gross margin performance was unfavorably impacted by $0.8 million of cost increases offset by higher volume of $0.2 million. Performance in this segment was favorably impacted by improved net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Three Months Ended
	June 29,	June 30,	$	%
	2013	2012	Change	Change
Plain Bearings	$4.3	$3.8	$0.5	15.8%
Roller Bearings	1.7	1.7	0.0	0.5%
Ball Bearings	0.7	0.8	(0.1)	(16.5)%
Other	1.1	0.9	0.2	13.9%
Corporate	9.2	8.9	0.3	3.2%
Total	$17.0	$16.1	$0.9	5.5%

SG&A expenses increased by $0.9 million, or 5.5%, to $17.0 million for the three month period ended June 29, 2013 compared to $16.1 million for the same period in fiscal 2013. The increase of $0.9 million was primarily attributable to an increase of $0.4 million in personnel-related expenses, $0.2 million in travel and entertainment expenses, $0.2 million in advertising costs and $0.1 million in incentive stock compensation expense. As a percentage of net sales, SG&A was 16.5% for the three month period ended June 29, 2013 compared to 15.6% for the same period in fiscal 2013. While SG&A expenses increased $0.9 million, or 5.5%, in the three month period ended June 29, 2013, net sales during this fiscal period decreased by $0.6 million, or 0.6%, contributing to an increase in SG&A percentage to net sales of 16.5% from 15.6% in the same period in the prior fiscal year.

Other, Net. Other, net for the three month period ended June 29, 2013 was expense of $1.2 million, an increase of $0.8 million, compared to expense of $0.4 million for the same period in fiscal 2013. For the three month period ended June 29, 2013, other, net consisted of $0.6 million associated with the consolidation and restructuring of the large bearing facilities, $0.4 million of amortization of intangibles and $0.2 million in other expenses. For the three month period ended June 30, 2012, other, net consisted of $0.4 million of amortization of intangibles.

Operating Income.

	Three Months Ended
	June 29,	June 30,	$	%
	2013	2012	Change	Change
Plain Bearings	$17.6	$17.3	$0.3	1.9%
Roller Bearings	10.5	10.4	0.1	1.5%
Ball Bearings	1.7	0.7	1.0	138.3%
Other	2.0	2.6	(0.6)	(24.0)%
Corporate	(9.5)	(9.0)	(0.5)	5.6%
Total	$22.3	$22.0	$0.3	1.4%

Operating income was $22.3 million, or 21.7% of net sales, in the three month period ended June 29, 2013 compared to $22.0 million, or 21.3% of net sales, in the comparable period in fiscal 2013. The increase is primarily due to the acquisition of WPA.

The increase in operating income in three of our four segments was mostly attributable to increased commercial aircraft build rates, the aerospace aftermarket and the inclusion of WPA.   This increase was offset by a decline in the diversified industrial markets in addition to higher SG&A expenses.

The Plain Bearings segment achieved an operating income of $17.6 million in the three month period ended June 29, 2013 compared to $17.3 million for the same period last fiscal year. The increase is primarily due to the acquisition of WPA.

The Roller Bearings segment achieved an operating income of $10.5 million in the three month period ended June 29, 2013 compared to $10.4 million in the comparable period in fiscal 2013.

The Ball Bearings segment achieved an operating income of $1.7 million in the three month period ended June 29, 2013 compared to $0.7 million for the same period in the prior fiscal year. This segment’s performance was favorably impacted by $1.2 million of cost reductions and $0.5 million of product mix/pricing offset by lower volume of $0.7 million.

The Other segment achieved an operating income of $2.0 million in the three month period ended June 29, 2013 compared to $2.6 million for the same period in the prior fiscal year. The decrease of $0.6 million was mainly due to approximately $0.9 million from cost increases offset by higher volume of $0.3 million. Performance in this segment was favorably impacted by improved net sales of machine tool collets mainly in Europe.

Interest Expense, Net. Interest expense, net was $0.2 million in the three month periods ended June 29, 2013 and June 30, 2012, respectively.

Other Non-Operating (Income) Expense. Other non-operating (income) expense was income of $0.2 million in the three month period ended June 29, 2013 compared to income of $3.3 million in the comparable period in fiscal 2013. The change of $3.1 million was primarily due to the receipt of a CDSOA distribution payment in the amount of $3.6 million in the comparable period in fiscal 2013 offset by $0.5 million from the impact of unfavorable foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes decreased by $2.9 million to $22.2 million for the three month period ended June 29, 2013 compared to $25.1 million for the three month period ended June 30, 2012.

Income Taxes. Income tax expense for the three month period ended June 29, 2013 was $7.1 million compared to $7.9 million for the three month period ended June 30, 2012. Our effective income tax rate for the three month period ended June 29, 2013 was 32.1% compared to 31.6% for the three month period ended June 30, 2012. The effective income tax rate for the three month period ended June 29, 2013 of 32.1% includes discrete items in the amount of $0.4 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of federal and state income tax audits as well as the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 33.8%. The effective income tax rate for the three month period ended June 30, 2012 of 31.6% includes the reversal of unrecognized tax benefits associated with the conclusion of state income tax audits in the amount of $0.9 million. The effective income tax rate without these discrete items would have been 35.0%. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

Net Income. Net income decreased by $2.1 million to $15.1 million for the three month period ended June 29, 2013 compared to $17.2 million for the three month period ended June 30, 2012.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of June 29, 2013, the balance on this mortgage was 9.0 million CHF, or $9.5 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of June 29, 2013, we were in compliance with all such covenants.

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

Approximately $6.0 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 29, 2013, RBCA had the ability to borrow up to an additional $144.0 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million CHF, or $4.2 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of June 29, 2013, there were no borrowings under the Swiss Credit Facility.

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

As of June 29, 2013, we had cash and cash equivalents of $126.1 million of which approximately $35.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Three Month Period Ended June 29, 2013 Compared to the Three Month Period Ended June 30, 2012

In the three month period ended June 29, 2013, we generated cash of $17.4 million from operating activities compared to $26.5 million for the three month period ended June 30, 2012. The decrease of $9.1 million was mainly a result of a decrease of $2.1 million in net income, the net of non-cash charges of $0.5 million and a change in operating assets and liabilities of $6.5 million. The change in working capital investment was primarily attributable to increases in accounts receivable of $2.5 million, inventory build of $2.1 million, an increase in prepaid expenses of $0.4 million and other non-current assets of $0.2 million and a decrease in accounts payable of $2.3 million offset by increases in accrued expenses and other current liabilities of $0.9 million and in non-current liabilities of $0.1 million. Inventory turnover for the three month period ended June 29, 2013 decreased to 1.8 as compared to 2.1 for the same period in the prior fiscal year. Days sales outstanding remained at 60 as of June 29, 2013 and June 30, 2012, respectively.

Cash used in investing activities for the three month period ended June 29, 2013 included $5.8 million for capital expenditures and $0.7 million for the purchase of short-term investments. Cash used in investing activities for the three month period ended June 30, 2012 included $6.1 million related to capital expenditures.

Financing activities provided $0.5 million in the three month period ended June 29, 2013 compared to $3.8 million for the three month period ended June 30, 2012. The three month period ended June 29, 2013 included $0.4 million from the exercise of stock options and $0.4 million in excess tax benefits from stock-based compensation offset by $0.1 million from the repurchase of common stock and $0.2 million of payments on notes payable.

Capital Expenditures

Our capital expenditures were $5.8 million for the three month period ended June 29, 2013. In addition, we expect to make additional capital expenditures of $19.0 to $24.0 million during fiscal 2014 including the construction of a new manufacturing facility in Poland. We expect to fund fiscal 2014 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of June 29, 2013, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 30, 2013.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2013 Annual Report, incorporated by reference in our fiscal 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2014.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2014 compared to approximately 11% in the same period in fiscal 2013. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges (of which there were none at June 29, 2013), the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of June 29, 2013, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 29, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 29, 2013. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 30, 2013.

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

Total share repurchases for the three months ended June 29, 2013 are as follows:

				Approximate
			Number of	dollar value
			shares	of shares still
			purchased	available to be
	Total		as part of the	purchased
	number	Average	publicly	under the
	of shares	price paid	announced	program
Period	Purchased	per share	program	(000’s)
03/31/2013 - 04/27/2013	—	—	—	$49,928
04/28/2013 - 05/25/2013	—	—	—	49,928
05/26/2013 - 06/29/2013	2,193	49.85	2,193	$49,819
Total	2,193	$49.85	2,193

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 06, 2013

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 06, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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