Form 10-Q
period 2013-09-28
RBC Bearings INC
filed 2013-11-07
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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

As of October 25, 2013, RBC Bearings Incorporated had 23,089,619 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,202	$114,480
Short-term investments	2,137	1,298
Accounts receivable, net of allowance for doubtful accounts of $1,005 at September 28, 2013 and $1,719 at March 30, 2013	72,051	69,715
Inventory	193,179	174,585
Deferred income taxes	11,015	9,864
Prepaid expenses and other current assets	4,530	3,579
Total current assets	393,114	373,521
Property, plant and equipment, net	127,252	116,118
Goodwill	40,252	34,713
Intangible assets, net of accumulated amortization of $11,688 at September 28, 2013 and $10,783 at March 30, 2013	14,576	11,158
Other assets	7,474	6,932
Total assets	$582,668	$542,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,822	$25,259
Accrued expenses and other current liabilities	20,558	20,069
Current portion of long-term debt	1,262	1,240
Total current liabilities	47,642	46,568
Deferred income taxes	5,874	4,236
Long-term debt	9,220	9,060
Other non-current liabilities	21,121	20,383
Total liabilities	83,857	80,247

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 28, 2013 and March 30, 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 28, 2013 and March 30, 2013; issued and outstanding shares: 23,382,528 at September 28, 2013 and 23,277,928 at March 30, 2013	234	233
Additional paid-in capital	238,857	234,151
Accumulated other comprehensive income	(692)	(3,469)
Retained earnings	270,975	241,734
Treasury stock, at cost, 291,427 shares at September 28, 2013 and 289,234 shares at March 30, 2013	(10,563)	(10,454)
Total stockholders' equity	498,811	462,195
Total liabilities and stockholders' equity	$582,668	$542,442

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$101,954	$100,375	$204,622	$203,709
Cost of sales	61,363	62,845	123,562	127,736
Gross margin	40,591	37,530	81,060	75,973
Operating expenses:
Selling, general and administrative	17,140	15,772	34,124	31,869
Other, net	1,935	563	3,122	915
Total operating expenses	19,075	16,335	37,246	32,784
Operating income	21,516	21,195	43,814	43,189
Interest expense, net	253	183	494	398
Other non-operating (income) expense	(15)	111	(207)	(3,190)
Income before income taxes	21,278	20,901	43,527	45,981
Provision for income taxes	7,153	4,407	14,286	12,323
Net income	$14,125	$16,494	$29,241	$33,658
Net income per common share:
Basic	$0.62	$0.74	$1.28	$1.52
Diluted	$0.61	$0.73	$1.26	$1.49
Weighted average common shares:
Basic	22,827,498	22,292,147	22,807,239	22,161,209
Diluted	23,204,508	22,714,107	23,152,876	22,655,255

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$14,125	$16,494	$29,241	$33,658
Net prior service pension cost and actuarial losses, net of taxes	(230)	(195)	(459)	(389)
Change in unrealized loss on investments, net of taxes	34	(5)	(12)	(5)
Foreign currency translation adjustments	2,470	1,500	3,248	(1,950)
Total comprehensive income	$16,399	$17,794	$32,018	$31,314

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$29,241	$33,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,753	6,612
Excess tax benefits from stock-based compensation	(587)	(4,160)
Deferred income taxes	487	1,669
Amortization of intangible assets	837	764
Amortization of deferred financing costs	163	163
Stock-based compensation	2,739	2,440
Gain on disposition or sale of assets	8	(24)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,672)	2,684
Inventory	(12,904)	(8,984)
Prepaid expenses and other current assets	(852)	(4,911)
Other non-current assets	(1,393)	(959)
Accounts payable	(1,030)	(290)
Accrued expenses and other current liabilities	364	4,024
Other non-current liabilities	385	(2,998)
Net cash provided by operating activities	21,539	29,688

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,592)	(11,602)
Purchase of short-term investments	(729)	(827)
Acquisition of businesses, net of cash acquired	(13,646)	—
Proceeds from sale of assets	35	45
Net cash used in investing activities	(28,932)	(12,384)

Cash flows from financing activities:
Exercise of stock options	1,382	10,646
Excess tax benefits from stock-based compensation	587	4,160
Repurchase of common stock	(109)	—
Payment of term loan	(247)	—
Other, net	(58)	(148)
Net cash provided by financing activities	1,555	14,658

Effect of exchange rate changes on cash	1,560	(1,399)

Cash and cash equivalents:
Increase during the period	(4,278)	30,563
Cash, at beginning of period	114,480	68,621

Cash, at end of period	$110,202	$99,184

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

                  The results of operations for the three month period ended September 28, 2013 are not necessarily indicative of the operating results for the full year. The six month periods ended September 28, 2013 and September 29, 2012 each include 26 weeks. The amounts shown are in thousands, unless otherwise indicated.

1.  Accumulated Other Comprehensive Income (Loss)

                The components of comprehensive income (loss) that relate to the Company are net income, derivatives, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

                The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 30, 2013	$4,116	$(7,714)	$129	$(3,469)
Other comprehensive income (loss) before reclassifications	3,248	(664)	(12)	2,572
Amounts reclassified from accumulated other comprehensive income (loss)	—	(77)	—	(77)
Provision for income taxes related to other comprehensive income items	—	282	—	282
Net current period other comprehensive income (loss)	3,248	(459)	(12)	2,777
Balance at September 28, 2013	$7,364	$(8,173)	$117	$(692)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$14,125	$16,494	$29,241	$33,658

Denominator for basic net income per common share— weighted-average shares outstanding	22,827,498	22,292,147	22,807,239	22,161,209
Effect of dilution due to employee stock options	377,010	421,960	345,637	494,046
Denominator for diluted net income per common share — weighted-average shares outstanding	23,204,508	22,714,107	23,152,876	22,655,255

Basic net income per common share	$0.62	$0.74	$1.28	$1.52

Diluted net income per common share	$0.61	$0.73	$1.26	$1.49

                At September 28, 2013, 207,500 employee stock options and 2,000 restricted shares have been excluded from the calculation of diluted earnings per share. At September 29, 2012, 379,000 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3.  Cash and Cash Equivalents

                The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 28, 2013	March 30, 2013
Raw materials	$18,431	$16,966
Work in process	45,738	41,882
Finished goods	129,010	115,737
	$193,179	$174,585

5.  Intangible Assets

		September 28, 2013		March 30, 2013
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,194	$2,861	$6,077	$2,607
Customer relationships and lists	11	8,963	3,687	5,999	3,429
Trade names	15	2,228	1,137	1,380	1,102
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	6,434	2,135	6,168	1,866
Domain names	10	437	233	437	211
Other	4	1,286	913	1,158	846
Total		$26,264	$11,688	$21,941	$10,783

                Amortization expense for definite-lived intangible assets for the three and six month periods ended September 28, 2013 was $444 and $837, respectively. Amortization expense for definite-lived intangible assets for the three and six month periods ended September 29, 2012 was $385 and $764, respectively. Estimated amortization expense for the remaining six months of fiscal 2014, the five succeeding fiscal years and thereafter is as follows:

2014	$1,140
2015	1,865
2016	1,838
2017	1,728
2018	1,605
2019	1,403
2020 and thereafter	4,997

6. Debt

                The balances payable under all borrowing facilities are as follows:

	September 28, 2013	March 30, 2013
Notes payable	$10,482	$10,300
Total debt	10,482	10,300
Less: current portion	1,262	1,240
Long-term debt	$9,220	$9,060

  On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of September 28, 2013 was 8,835 CHF, or $9,732.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of September 28, 2013, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

                The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 28, 2013, the Company was in compliance with all such covenants.

                Approximately $6,047 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 28, 2013, RBCA had the ability to borrow up to an additional $143,953 under the JP Morgan Credit Agreement.

                On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 CHF, or $4,406, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of September 28, 2013, there were no borrowings under the Swiss Credit Facility.

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

The effective income tax rates for the three month periods ended September 28, 2013 and September 29, 2012, were 33.6% and 21.1%.  The effective income tax rates for the six month periods ended September 28, 2013 and September 29, 2012 were 32.8% and 26.8%, respectively.  In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended September 28, 2013 of 33.6% includes discrete items of $167 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of federal and state income tax audits as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate for the three month period ended September 29, 2012 of 21.1% includes the reversal of unrecognized tax benefits associated with the conclusion of federal and state income tax audits of $2,838.  The effective income tax rate without discrete items for the three month periods ended September 28, 2013 and September 29, 2012 would have been 34.4% and 34.7%, respectively.   The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions.  The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $725.

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

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net External Sales
Plain	$52,828	$53,272	$109,918	$108,669
Roller	30,277	30,052	58,627	61,449
Ball	11,200	9,980	20,655	19,367
Other	7,649	7,071	15,422	14,224
	$101,954	$100,375	$204,622	$203,709
Gross Margin
Plain	$20,708	$20,362	$42,942	$41,648
Roller	12,943	12,214	25,242	23,682
Ball	4,037	2,333	7,045	4,502
Other	2,903	2,621	5,831	6,141
	$40,591	$37,530	$81,060	$75,973

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Selling, General & Administrative Expenses
Plain	$4,204	$3,630	$8,553	$7,387
Roller	1,791	1,709	3,507	3,416
Ball	1,005	769	1,657	1,550
Other	1,063	859	2,119	1,786
Corporate	9,077	8,805	18,288	17,730
	$17,140	$15,772	$34,124	$31,869

Operating Income
Plain	$16,131	$16,503	$33,734	$33,786
Roller	10,946	9,715	21,449	20,063
Ball	2,265	2,184	3,928	2,882
Other	1,847	1,731	3,857	4,376
Corporate	(9,673)	(8,938)	(19,154)	(17,918)
	$21,516	$21,195	$43,814	$43,189

Geographic External Sales
Domestic	$86,490	$86,599	$172,623	$175,855
Foreign	15,464	13,776	31,999	27,854
	$101,954	$100,375	$204,622	$203,709
Intersegment Sales
Plain	$980	$728	$1,904	$1,311
Roller	4,377	4,489	9,250	8,518
Ball	585	680	910	1,047
Other	6,688	5,929	13,251	11,217
	$12,630	$11,826	$25,315	$22,093

All intersegment sales are eliminated in consolidation.

9.  Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company reached a decision to consolidate and restructure its large bearing manufacturing facilities and capacity. This decision was based on the Company’s intent to better align manufacturing abilities and product development.  The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line.  The consolidation and restructuring  includes: (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment.  The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 with continued effort to sell the equipment and sell or lease the building to be completed in fiscal 2014.  As a result, the Company recorded a pre-tax charge of $6,738 under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $466 in employee related costs, $100 in moving and relocation costs and $6,172 impairment to fair value of certain equipment used in the manufacturing of large bearings.  The Company determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place.  These assets continue to be classified in fixed assets on the September 28, 2013 balance sheet.  This analysis of fair value of assets resulted in a $6,172 impairment loss in fiscal 2013 and is attributable to the Ball Bearings segment in which all of these assets reside.  The Company incurred period costs of $1,498 in the first six months of fiscal 2014, bringing the total incurred due to the restructuring and consolidation to $8,236.  The Company will continue to incur operational costs such as depreciation, utilities and maintenance until the building is sold or leased.

10.  Acquisitions

On August 16, 2013, the Company acquired Climax Metal Products Company (“CMP”) located in Mentor, Ohio for $13,646.  The purchase price included $10,672 in cash and $2,974 of debt. CMP is a manufacturer of precision shaft collars, rigid couplings, keyless locking devices, and bearings for the industrial markets.  CMP’s net sales for the last calendar year were approximately $14,100.  The purchase price allocation is as follows: accounts receivable ($1,206), inventory ($4,509), other current assets ($73), fixed assets ($2,466), goodwill ($5,538), intangible assets ($3,904), other non-current assets ($10), other current liabilities ($2,086), and noncurrent liabilities ($1,974). CMP is included in the Ball Bearings segment. Proforma net sales and net income inclusive of CMP are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

11.  Subsequent Event

                On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925.  Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.  TCI’s net sales for the last calendar year were approximately $4,000.

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

Overview

                We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 28 facilities of which 25 are manufacturing facilities in four countries.

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

Outlook

                Our backlog, as of September 28, 2013, was $222.3 million compared to $216.1 million as of September 29, 2012.  Our net sales for the six month period ended September 28, 2013 increased 0.4% compared to the same period last fiscal year.  Our aerospace and defense markets contributed 18.7% to this increase offset by a 17.6% decrease in the diversified industrial markets.  The performance in the aerospace and defense market was driven by commercial aircraft build rates, the aerospace aftermarkets and the acquisition of WPA. The diversified industrial market decrease was attributable to OEM volume declines in mining, construction and military vehicles offset by the acquisition of CMP.

                Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $110.2 million in cash and cash equivalents as of September 28, 2013, of which $36.7 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

                The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.
	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	39.8	37.4	39.6	37.3
Selling, general and administrative	16.8	15.7	16.7	15.6
Other, net	1.9	0.6	1.5	0.5
Operating income	21.1	21.1	21.4	21.2
Interest expense, net	0.2	0.2	0.2	0.1
Other non-operating (income) expense	0.0	0.1	(0.1)	(1.4)
Income before income taxes	20.9	20.8	21.3	22.5
Provision for income taxes	7.0	4.4	7.0	6.0
Net income	13.9	16.4	14.3	16.5

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

Three Month Period Ended September 28, 2013 Compared to Three Month Period Ended September 29, 2012

Net Sales.

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$52.8	$53.3	$(0.5)	(0.8)%
Roller Bearings	30.3	30.0	0.3	0.7%
Ball Bearings	11.2	10.0	1.2	12.2%
Other	7.7	7.1	0.6	8.2%
Total	$102.0	$100.4	$1.6	1.6%

Net sales for the three month period ended September 28, 2013 were $102.0 million, an increase of $1.6 million, or 1.6%, compared to $100.4 million for the three month period ended September 29, 2012. Excluding the $1.4 million and $1.7 million impacts of WPA and CMP which were acquired in March 2013 and August 2013, respectively, net sales decreased $1.5 million as compared to the three month period ended September 29, 2012.  Net sales to aerospace and defense customers increased 15.2% in the three month period ended September 28, 2013 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates, the aerospace aftermarkets and the inclusion of WPA. In contrast, the diversified industrial markets decreased 12.8%, resulting primarily from lower activity in mining, construction and a $4.1 million drop in military vehicle sales offset by the impact of CMP of $1.7 million.

The Plain Bearings segment achieved net sales of $52.8 million in the three month period ended September 28, 2013, a decrease of $0.5 million compared to $53.3 million for the same period in the prior fiscal year.  Excluding the $1.4 million impact of WPA, the net sales decrease of $1.9 million for this segment was attributable to a decline of $4.4 million in mining, construction and military vehicles to diversified industrial customers offset by higher net sales to aerospace and defense customers of $2.2 million mainly due to higher build rates and favorable exchange rates of $0.3 million.

The Roller Bearings segment achieved net sales of $30.3 million in the three month period ended September 28, 2013, an increase of $0.3 million, compared to $30.0 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector increased by $2.3 million offset by a decline of $2.0 million in the diversified industrial sector. This segment was primarily affected by the lower activity in mining and construction.

The Ball Bearings segment achieved net sales of $11.2 million in the three month period ended September 28, 2013, an increase of $1.2 million, or 12.2%, compared to $10.0 million for the same period in the prior fiscal year. Excluding the $1.7 million impact of CMP, net sales decreased $0.5 million.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.7 million in the three month period ended September 28, 2013, an increase of $0.6 million, or 8.2%, compared to $7.1 million for the same period in the prior fiscal year. Of this increase, $0.1 million is due to increased demand for mechanical components mainly in the U.S. market combined with a $0.5 million increase in volume of machine tool collets mainly in Europe.

Gross Margin.

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$20.7	$20.4	$0.3	1.7%
Roller Bearings	13.0	12.2	0.8	6.0%
Ball Bearings	4.0	2.3	1.7	73.0%
Other	2.9	2.6	0.3	10.8%
Total	$40.6	$37.5	$3.1	8.2%

                Gross margin was $40.6 million, or 39.8% of net sales, in the three month period ended September 28, 2013, versus $37.5 million, or 37.4% of net sales, for the same period in fiscal 2013. Excluding the $0.5 million and $0.6 million impact of WPA and CMP, respectively, gross margin increased $2.0 million.

                Gross margin for the Plain Bearings segment was $20.7 million, or 39.2%, in the three month period ended September 28, 2013 versus $20.4 million, or 38.2% for the comparable period in fiscal 2013. WPA contributed $0.5 million to this improved performance. Excluding this impact, this segment’s lower performance of $0.2 million was due primarily to product mix of $0.9 million offset by cost efficiencies of $0.7 million.

                The Roller Bearings segment reported gross margin of $13.0 million in the three month period ended September 28, 2013 compared to $12.2 million in the same period in the prior fiscal year. This segment was favorably impacted by approximately $0.8 million in higher volume and product mix.

The Ball Bearings segment reported gross margin of $4.0 million, or 36.0%, in the three month period ended September 28, 2013 versus $2.3 million, or 23.4%, in the same period in fiscal 2013. CMP contributed $0.6 million to this improved performance.  Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies.

During the three month period ended September 28, 2013, the Other segment reported gross margin of $2.9 million, or 38.0%, compared to $2.6 million, or 37.1%, for the same period in the prior fiscal year.  This gross margin performance was favorably impacted by $0.2 million of cost efficiencies and by higher volume of $0.1 million. Performance in this segment was favorably impacted by improved net sales of machine tool collets mainly in Europe.

Selling, General and Administrative.

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$4.2	$3.6	$0.6	15.8%
Roller Bearings	1.8	1.7	0.1	4.8%
Ball Bearings	1.0	0.8	0.2	30.7%
Other	1.0	0.9	0.1	23.7%
Corporate	9.1	8.8	0.3	3.1%
Total	$17.1	$15.8	$1.3	8.7%

SG&A expenses increased by $1.3 million, or 8.7%, to $17.1 million for the three month period ended September 28, 2013 compared to $15.8 million for the same period in fiscal 2013. The increase of $1.3 million was primarily attributable to an increase of $0.3 million in personnel-related expenses, $0.3 million in professional fees, $0.2 million in incentive stock compensation expense, $0.1 million in other expenses, and $0.4 million related to the addition of two acquisitions. As a percentage of net sales, SG&A was 16.8% for the three month period ended September 28, 2013 compared to 15.7% for the same period in fiscal 2013.

Other, Net.  Other, net for the three month period ended September 28, 2013 was expense of $1.9 million compared to expense of $0.6 million for the same period in fiscal 2013.  For the three month period ended September 28, 2013, other, net consisted of $0.9 million associated with the consolidation and restructuring of the large bearing facilities, $0.4 million of amortization of intangibles, $0.4 million of costs associated with acquisitions and $0.2 million in other professional expenses.  For the three month period ended September 29, 2012, other, net consisted of $0.4 million of amortization of intangibles and $0.2 million of other expenses.

Operating Income.

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$16.1	$16.5	$(0.4)	(2.3)%
Roller Bearings	11.0	9.7	1.3	12.7%
Ball Bearings	2.3	2.2	0.1	3.7%
Other	1.8	1.7	0.1	6.7%
Corporate	(9.7)	(8.9)	(0.8)	8.2%
Total	$21.5	$21.2	$0.3	1.5%

                Operating income was $21.5 million, or 21.1% of net sales, in the three month period ended September 28, 2013 compared to $21.2 million, or 21.1% of net sales, in the comparable period in fiscal 2013. The increase in operating income in three of our four segments was mostly attributable to increased commercial aircraft build rates, the aerospace aftermarket and the inclusion of WPA and CMP.  This increase was offset by a decline in the diversified industrial markets in addition to higher SG&A expenses and other expenses.

                The Plain Bearings segment achieved an operating income of $16.1 million in the three month period ended September 28, 2013 compared to $16.5 million for the same period last fiscal year. The decrease is primarily due to the decline in the diversified industrial market offset by the impact of the acquisition of WPA of $0.3 million.

                The Roller Bearings segment achieved an operating income of $11.0 million in the three month period ended September 28, 2013 compared to $9.7 million in the comparable period in fiscal 2013.  This segment was favorably impacted by cost efficiencies and product mix.

The Ball Bearings segment achieved an operating income of $2.3 million in the three month period ended September 28, 2013 compared to $2.2 million for the same period in the prior fiscal year.  This increase was due to the impact of the acquisition of CMP of $0.2 million.

The Other segment achieved an operating income of $1.8 million in the three month period ended September 28, 2013 compared to $1.7 million for the same period in the prior fiscal year.

Interest Expense, Net.  Interest expense, net was $0.3 million and $0.2 million in the three month periods ended September 28, 2013 and September 29, 2012, respectively.

Income Before Income Taxes.  Income before taxes increased by $0.4 million to $21.3 million for the three month period ended September 28, 2013 compared to $20.9 million for the three month period ended September 29, 2012.

Income Taxes.  Income tax expense for the three month period ended September 28, 2013 was $7.2 million compared to $4.4 million for the three month period ended September 29, 2012. Our effective income tax rate for the three month period ended September 28, 2013 was 33.6% compared to 21.1% for the three month period ended September 29, 2012.  The effective income tax rate for the three month period ended September 28, 2013 of 33.6% includes discrete items in the amount of $0.2 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate without these discrete items would have been 34.4%.  The effective income tax rate for the three month period ended September 29, 2012 of 21.1% includes discrete items in the amount of $2.8 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the conclusion of income tax audits.  The effective income tax rate without these discrete items would have been 34.7%.

Net Income.  Net income decreased by $2.4 million to $14.1 million for the three month period ended September 28, 2013 compared to $16.5 million for the three month period ended September 29, 2012.

Six Month Period Ended September 28, 2013 Compared to Six Month Period Ended September 29, 2012

Net Sales.

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$109.9	$108.7	$1.2	1.1%
Roller Bearings	58.6	61.4	(2.8)	(4.6)%
Ball Bearings	20.7	19.4	1.3	6.7%
Other	15.4	14.2	1.2	8.4%
Total	$204.6	$203.7	$0.9	0.4%

Net sales for the six month period ended September 28, 2013 were $204.6 million, an increase of $0.9 million, or 0.4%, compared to $203.7 million for the six month period ended September 29, 2012. Excluding the $2.5 million and $1.7 million impacts of WPA and CMP which were acquired in March 2013 and August 2013, respectively, net sales decreased $3.3 million as compared to the six month period ended September 29, 2012. Net sales to aerospace and defense customers increased 18.7% in the six month period ended September 28, 2013 compared to the same period last fiscal year, mainly driven by commercial aircraft build rates, the aerospace aftermarkets and the inclusion of WPA. In contrast, the diversified industrial markets decreased 17.6%, resulting primarily from lower activity in mining, construction and military vehicles offset by the inclusion of CMP.

The Plain Bearings segment achieved net sales of $109.9 million in the six month period ended September 28, 2013, an increase of $1.2 million, or 1.1%, compared to $108.7 million for the same period in the prior fiscal year.  Excluding the $2.5 million impact of WPA, the net sales decrease of $1.3 million for this segment was attributable to a decline of $11.1 million to diversified industrial customers in mining, construction and military vehicles offset by higher net sales to aerospace and defense customers of $9.8 million attributed to higher build rates.

                The Roller Bearings segment achieved net sales of $58.6 million in the six month period ended September 28, 2013, a decrease of $2.8 million, or 4.6%, compared to $61.4 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector declined $6.0 million offset by an increase of $3.2 million from the aerospace and defense sector. This segment was primarily affected by the lower activity in mining and construction.

The Ball Bearings segment achieved net sales of $20.7 million in the six month period ended September 28, 2013, an increase of $1.3 million, or 6.7%, compared to $19.4 million for the same period in the prior fiscal year. Excluding the $1.7 million impact of CMP, net sales decreased $0.4 million.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $15.4 million in the six month period ended September 28, 2013, an increase of $1.2 million, or 8.4%, compared to $14.2 million for the same period in the prior fiscal year. Of this increase, $0.3 million is due to increased demand for mechanical components mainly in the U.S. market combined with $0.9 million of increased volume of machine tool collets, mainly in Europe.

Gross Margin.

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$43.0	$41.7	$1.3	3.1%
Roller Bearings	25.2	23.7	1.5	6.6%
Ball Bearings	7.1	4.5	2.6	56.5%
Other	5.8	6.1	(0.3)	(5.0)%
Total	$81.1	$76.0	$5.1	6.7%

                Gross margin was $81.1 million, or 39.6% of net sales, in the six month period ended September 28, 2013, versus $76.0 million, or 37.3% of net sales, for the same period in fiscal 2013. Excluding the $0.9 million and $0.6 million impact of WPA and CMP, respectively, gross margin increased $3.6 million.

Gross margin for the Plain Bearings segment was $43.0 million, or 39.1%, in the six month period ended September 28, 2013 versus $41.7 million, or 38.3% for the comparable period in fiscal 2013. WPA contributed $0.9 million to this improved performance. Excluding this impact, this segment’s improved performance of $0.4 million was due primarily to product mix/pricing of $0.1 million and $0.3 million of cost efficiencies.

The Roller Bearings segment reported gross margin of $25.2 million, or 43.1%, in the six month period ended September 28, 2013 compared to $23.7 million, or 38.5%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $0.8 million in cost efficiencies and $0.7 million in product mix/pricing.

The Ball Bearings segment reported gross margin of $7.1 million, or 34.1%, in the six month period ended September 28, 2013 versus $4.5 million, or 23.2%, in the same period in fiscal 2013. CMP contributed $0.6 million to this improved performance. Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies.

During the six month period ended September 28, 2013, the Other segment reported gross margin of $5.8 million, or 37.8%, compared to $6.1 million, or 43.2%, for the same period in the prior fiscal year.  This gross margin performance was unfavorably impacted by higher costs of $0.6 million offset by higher volume of $0.3 million.

Selling, General and Administrative.

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$8.5	$7.4	$1.1	15.8%
Roller Bearings	3.5	3.4	0.1	2.7%
Ball Bearings	1.7	1.6	0.1	6.9%
Other	2.1	1.8	0.3	18.6%
Corporate	18.3	17.7	0.6	3.1%
Total	$34.1	$31.9	$2.2	7.1%

SG&A expenses increased by $2.2 million, or 7.1%, to $34.1 million for the six month period ended September 28, 2013 compared to $31.9 million for the same period in fiscal 2013. The increase of $2.2 million was primarily attributable to an increase of $0.6 million in personnel-related expenses, $0.3 million in professional fees, $0.3 million in incentive stock compensation expense, $0.5 million in advertising expenses and $0.5 million related to the addition of two acquisitions.  As a percentage of net sales, SG&A was 16.7% for the six month period ended September 28, 2013 compared to 15.6% for the same period in fiscal 2013.

Other, Net.  Other, net for the six month period ended September 28, 2013 was expense of $3.1 million, an increase of $2.2 million, compared to expense of $0.9 million for the same period in fiscal 2013.  For the six month period ended September 28, 2013, other, net consisted of $1.5 million associated with the consolidation and restructuring of the large bearing facilities, $0.8 million of amortization of intangibles, $0.4 million of costs associated with acquisitions and $0.4 million in professional expenses. For the six month period ended September 29, 2012, other, net consisted of $0.8 million of amortization of intangibles and $0.1 million of other miscellaneous expense.

Operating Income.

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change

Plain Bearings	$33.7	$33.8	$(0.1)	(0.2)%
Roller Bearings	21.4	20.1	1.3	6.9%
Ball Bearings	3.9	2.9	1.0	36.3%
Other	3.9	4.3	(0.4)	(11.9)%
Corporate	(19.1)	(17.9)	(1.2)	6.9%
Total	$43.8	$43.2	$0.6	1.4%

                Operating income was $43.8 million, or 21.4% of net sales, in the six month period ended September 28, 2013 compared to $43.2 million, or 21.2% of net sales, in the comparable period in fiscal 2013.  The increase is primarily due to the acquisitions of WPA and CMP.

The increase in operating income in two of our four segments was mostly attributable to increased commercial aircraft build rates, the aerospace aftermarket and the inclusion of WPA and CMP.  This increase was offset by a decline in the diversified industrial markets in addition to higher SG&A expenses.

The Plain Bearings segment achieved an operating income of $33.7 million in the six month period ended September 28, 2013 compared to $33.8 million for the same period last fiscal year. The decrease is primarily due to the decline in the diversified industrial market offset by the impact of the acquisition of WPA of $0.6 million.

The Roller Bearings segment achieved an operating income of $21.4 million in the six month period ended September 28, 2013 compared to $20.1 million in the comparable period in fiscal 2013.  This segment was favorably impacted by $0.8 million in cost efficiencies and $0.7 million in product mix/pricing offset by a slight increase in SG&A.

The Ball Bearings segment achieved an operating income of $3.9 million in the six month period ended September 28, 2013 compared to $2.9 million for the same period in the prior fiscal year.  This increase was primarily due to cost efficiencies and the impact of the acquisition of CMP of $0.2 million.

The Other segment achieved an operating income of $3.9 million in the six month period ended September 28, 2013 compared to $4.3 million for the same period in the prior fiscal year.

Interest Expense, Net.  Interest expense, net increased by $0.1 million to $0.5 million in the six month period ended September 28, 2013, compared to $0.4 million in the same period last fiscal year.

Other Non-Operating (Income) Expense.  Other non-operating income was $0.2 million in the six month period ended September 28, 2013 compared to income of $3.2 million in the same period last fiscal year. The change of $3.0 million was primarily due to the receipt of a CDSOA distribution payment in the amount of $3.6 million offset by $0.6 million from the impact of foreign exchange rates on foreign currency deposits.

Income Before Income Taxes.  Income before taxes decreased by $2.5 million to $43.5 million for the six month period ended September 28, 2013 compared to $46.0 million for the six month period ended September 29, 2012.

Income Taxes.  Income tax expense for the six month period ended September 28, 2013 was $14.3 million compared to $12.3 million for the six month period ended September 29, 2012. Our effective income tax rate for the six month period ended September 28, 2013 was 32.8% compared to 26.8% for the six month period ended September 29, 2012.  The effective income tax rate for the six month period ended September 28, 2013 of 32.8% includes discrete items in the amount of $0.5 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate without these discrete items would have been 34.1%.  The effective income tax rate for the six month period ended September 29, 2012 of 26.8% includes discrete items in the amount of $3.7 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the conclusion of income tax audits.  The effective income tax rate without these discrete items would have been 34.9%.  In addition to discrete items, the effective income tax rates are different from U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and an officers’ compensation adjustment and state income taxes which increase the rate.

Net Income.  Net income decreased by $4.5 million to $29.2 million for the six month period ended September 28, 2013 compared to $33.7 million for the six month period ended September 29, 2012.

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

Liquidity

    On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of September 28, 2013, the balance on this mortgage was 8.8 million CHF, or $9.7 million.

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

                The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of September 28, 2013, we were in compliance with all such covenants.

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

                Approximately $6.0 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 28, 2013, RBCA had the ability to borrow up to an additional $144.0 million under the JP Morgan Credit Agreement.

                On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million CHF, or $4.4 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of September 28, 2013, there were no borrowings under the Swiss Credit Facility.

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

As of September 28, 2013, we had cash and cash equivalents of $110.2 million of which approximately $36.7 million was cash held by our foreign operations.  We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Six Month Period Ended September 28, 2013 Compared to the Six Month Period Ended September 29, 2012

In the six month period ended September 28, 2013, we generated cash of $21.5 million from operating activities compared to $29.7 million for the six month period ended September 29, 2012. The decrease of $8.2 million was mainly a result of a decrease of $4.4 million in net income, the addition of non-cash charges of $2.8 million and the net of a change in operating assets and liabilities of $6.6 million. The change in working capital investment was primarily attributable to increases in accounts receivable of $5.4 million, inventory build of $3.9 million, a decrease in prepaid expenses and other current assets of $4.1 million, an increase in other non-current assets of $0.4 million, a decrease in accounts payable of $0.7 million and a decrease in accrued expenses and other current liabilities of $3.7 million offset by an increase in non-current liabilities of $3.4 million. Inventory turnover for the six month period ended September 28, 2013 decreased to 1.7 as compared to 1.9 for the same period in the prior fiscal year.  Days sales outstanding remained at 60 as of September 28, 2013 and September 29, 2012, respectively.

Cash used in investing activities for the six month period ended September 28, 2013 included $14.6 million for capital expenditures, $0.7 million for the purchase of short-term investments and $13.6 for the acquisition of business. Cash used in investing activities for the six month period ended September 29, 2012 included $11.6 million related to capital expenditures and $0.8 million for the purchase of short-term investments.

Financing activities provided $1.5 million in the six month period ended September 28, 2013 compared to $14.7 million for the six month period ended September 29, 2012. The six month period ended September 28, 2013 included $1.4 million from the exercise of stock options and $0.5 million in excess tax benefits from stock-based compensation offset by $0.1 million from the repurchase of common stock and $0.3 million of payments on notes payable. The six month period ended September 29, 2012 included $10.6 million from the exercise of stock options and $4.1 million in excess tax benefits from stock-based compensation.

Capital Expenditures

                Our capital expenditures were $14.6 million for the six month period ended September 28, 2013.  In addition, we expect to make additional capital expenditures of $15.0 to $20.0 million during fiscal 2014 including the construction of a new manufacturing facility in Poland. We expect to fund fiscal 2014 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of September 28, 2013, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 30, 2013.

Other Matters

Critical Accounting Estimates

                Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2013 Annual Report, incorporated by reference in our fiscal 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2014.

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

                Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling.  Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in the first six months of fiscal 2014 compared to approximately 11% in the same period in fiscal 2013. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges (of which there were none at September 28, 2013), the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of September 28, 2013, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings over the next twelve months is not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 28, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 28, 2013. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 30, 2013.

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

                Total share repurchases for the three months ended September 28, 2013 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/30/2013 – 7/27/2013	—	—	—	$49,819
07/28/2013 – 08/24/2013	—	—	—	49,819
08/25/2013 – 09/28/2013	—	—	—	$49,819
Total	—	—	—

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 7, 2013

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 7, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

