Form 10-Q
period 2013-12-28
RBC Bearings INC
filed 2014-02-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013

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

As of January 27, 2014, RBC Bearings Incorporated had 23,159,365 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,989	$114,480
Short-term investments	2,286	1,298
Accounts receivable, net of allowance for doubtful accounts of $1,058 at December 28, 2013 and $1,719 at March 30, 2013	67,296	68,943
Inventory	198,425	174,585
Deferred income taxes	8,337	9,864
Prepaid expenses and other current assets	10,958	4,351
Total current assets	403,291	373,521
Property, plant and equipment, net	133,795	116,118
Goodwill	43,073	34,713
Intangible assets, net of accumulated amortization of $12,262 at December 28, 2013 and $10,783 at March 30, 2013	14,872	11,158
Other assets	7,994	6,932
Total assets	$603,025	$542,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,739	$25,259
Accrued expenses and other current liabilities	19,039	20,069
Current portion of long-term debt	1,272	1,240
Total current liabilities	47,050	46,568
Deferred income taxes	5,766	4,236
Long-term debt	9,393	9,060
Other non-current liabilities	23,661	20,383
Total liabilities	85,870	80,247

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 28, 2013 and March 30, 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 28, 2013 and March 30, 2013; issued and outstanding shares: 23,457,828 at December 28, 2013 and 23,277,928 at March 30, 2013	235	233
Additional paid-in capital	243,611	234,151
Accumulated other comprehensive income (loss)	686	(3,469)
Retained earnings	283,739	241,734
Treasury stock, at cost, 300,163 shares at December 28, 2013 and 289,234 shares at March 30, 2013	(11,116)	(10,454)
Total stockholders' equity	517,155	462,195
Total liabilities and stockholders' equity	$603,025	$542,442

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$100,546	$96,336	$305,168	$300,045
Cost of sales	62,050	60,060	185,612	187,796
Gross margin	38,496	36,276	119,556	112,249
Operating expenses:
Selling, general and administrative	18,273	16,567	52,397	48,436
Other, net	566	550	3,688	1,465
Total operating expenses	18,839	17,117	56,085	49,901
Operating income	19,657	19,159	63,471	62,348
Interest expense, net	276	281	770	679
Other non-operating (income) expense	43	229	(164)	(2,961)
Income before income taxes	19,338	18,649	62,865	64,630
Provision for income taxes	6,574	6,540	20,860	18,863
Net income	$12,764	$12,109	$42,005	$45,767
Net income per common share:
Basic	$0.56	$0.54	$1.84	$2.05
Diluted	$0.55	$0.53	$1.81	$2.01
Weighted average common shares:
Basic	22,908,556	22,538,502	22,841,011	22,286,974
Diluted	23,311,397	22,862,347	23,205,716	22,724,286

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income	$12,764	$12,109	$42,005	$45,767
Net prior service pension cost and actuarial losses, net of taxes	(230)	(194)	(689)	(583)
Change in unrealized loss on investments, net of taxes	111	26	99	21
Foreign currency translation adjustments	1,497	1,498	4,745	(451)
Total comprehensive income	$14,142	$13,439	$46,160	$44,754

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$42,005	$45,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,930	9,947
Excess tax benefits from stock-based compensation	(1,529)	(5,567)
Deferred income taxes	3,057	2,455
Amortization of intangible assets	1,378	1,127
Amortization of deferred financing costs	244	244
Stock-based compensation	4,300	4,013
Gain on disposition or sale of assets	(31)	(52)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,207	10,566
Inventory	(17,475)	(13,968)
Prepaid expenses and other current assets	(6,744)	(5,752)
Other non-current assets	(2,388)	(1,612)
Accounts payable	(553)	(685)
Accrued expenses and other current liabilities	(536)	5,443
Other non-current liabilities	2,100	(2,702)
Net cash provided by operating activities	35,965	49,224

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,622)	(30,804)
Purchase of short-term investments	(729)	(1,210)
Acquisition of businesses, net of cash acquired	(17,568)	—
Proceeds from sale of assets	100	165
Net cash used in investing activities	(40,819)	(31,849)

Cash flows from financing activities:
Exercise of stock options	3,632	15,617
Excess tax benefits from stock-based compensation	1,529	5,567
Repurchase of common stock	(662)	(4,180)
Proceeds from term loan	—	9,857
Payment of term loan	(250)	—
Other, net	(83)	(273)
Net cash provided by financing activities	4,166	26,588

Effect of exchange rate changes on cash	2,197	(629)

Cash and cash equivalents:
Increase during the period	1,509	43,334
Cash, at beginning of period	114,480	68,621

Cash, at end of period	$115,989	$111,955

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of fiscal 2014, the Company concluded that it was appropriate to classify certain accounts receivables as other current assets. Accordingly, the Company had revised the classification to report these receivables under the Prepaid expenses and other current assets caption. Corresponding reclassifications have also been made to the Consolidated Statement of Cash Flows for the nine months ended December 29, 2012 to reflect the reclassification and this change in classification does not affect previously reported cash flows from operations, and had no effect on the previously reported Consolidated Statement of Operations for any period.

                  The results of operations for the three month period ended December 28, 2013 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 28, 2013 and December 29, 2012 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

1.  Accumulated Other Comprehensive Income (Loss)

                The components of comprehensive income (loss) that relate to the Company are net income, valuation of available for sale investments, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

                The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 30, 2013	$4,116	$(7,714)	$129	$(3,469)
Other comprehensive income (loss) before reclassifications	4,745	(996)	99	3,848
Amounts reclassified from accumulated other comprehensive income (loss)	—	(115)	—	(115)
Provision for income taxes related to other comprehensive income items	—	422	—	422
Net current period other comprehensive income (loss)	4,745	(689)	99	4,155
Balance at December 28, 2013	$8,861	$(8,403)	$228	$686

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net income	$12,764	$12,109	$42,005	$45,767

Denominator for basic net income per common share—weighted-average shares outstanding	22,908,556	22,538,502	22,841,011	22,286,974
Effect of dilution due to employee stock options	402,841	323,845	364,705	437,312
Denominator for diluted net income per common share — weighted-average shares outstanding	23,311,397	22,862,347	23,205,716	22,724,286

Basic net income per common share	$0.56	$0.54	$1.84	$2.05

Diluted net income per common share	$0.55	$0.53	$1.81	$2.01

At December 28, 2013, 193,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At December 29, 2012, 209,500 employee stock options and 300 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4.  Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 28, 2013	March 30, 2013
Raw materials	$18,404	$16,966
Work in process	45,964	41,882
Finished goods	134,057	115,737
	$198,425	$174,585

5.  Intangible Assets

		December 28, 2013		March 30, 2013
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,246	$2,986	$6,077	$2,607
Customer relationships and lists	11	8,972	3,856	5,999	3,429
Trade names	15	2,229	1,187	1,380	1,102
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	6,799	2,278	6,168	1,866
Domain names	10	437	244	437	211
Other	4	1,729	989	1,158	846
Total		$27,134	$12,262	$21,941	$10,783

Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 28, 2013 was $541 and $1,378, respectively. Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 29, 2012 was $363 and $1,127, respectively. Estimated amortization expense for the remaining three months of fiscal 2014, the five succeeding fiscal years and thereafter is as follows:

2014	$641
2015	1,965
2016	1,939
2017	1,828
2018	1,706
2019	1,484
2020 and thereafter	5,309

6.  Debt

                The balances payable under all borrowing facilities are as follows:
	December 28, 2013	March 30, 2013
Notes payable	$10,665	$10,300
Total debt	10,665	10,300
Less: current portion	1,272	1,240
Long-term debt	$9,393	$9,060

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 28, 2013 was 8,835 CHF, or $9,915.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of December 28, 2013, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

                The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 28, 2013, the Company was in compliance with all such covenants.

                Approximately $4,348 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 28, 2013, RBCA had the ability to borrow up to an additional $145,652 under the JP Morgan Credit Agreement.

                On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004.  This facility provides for up to 4,000 CHF, or $4,489, of revolving credit loans and letters of credit.  Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate.  As of December 28, 2013, there were no borrowings under the Swiss Credit Facility.

7.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005.  The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before March 31, 2012.  A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal year ended April 2, 2011 was deemed effectively settled in the Company’s first quarter of the fiscal year ended March 29, 2014 and the statute of limitations expired for the Company’s fiscal year ended April 3, 2010 in the Company’s third quarter of the fiscal year ended March 29, 2014.

The effective income tax rates for the three month periods ended December 28, 2013 and December 29, 2012, were 34.0% and 35.1%.  The effective income tax rates for the nine month periods ended December 28, 2013 and December 29, 2012 were 33.2% and 29.2%, respectively.  In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended December 28, 2013 of 34.0% includes discrete items of $56 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate for the three month period ended December 29, 2012 of 35.1% includes discrete items of $105 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the three month periods ended December 28, 2013 and December 29, 2012 would have been 34.3% and 35.6%, respectively.  The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions.  The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $393.

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

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	Dectember 29, 2012
Net External Sales
Plain	$52,991	$51,497	$162,909	$160,166
Roller	27,284	26,115	85,911	87,564
Ball	13,054	10,779	33,709	30,146
Other	7,217	7,945	22,639	22,169
	$100,546	$96,336	$305,168	$300,045
Gross Margin
Plain	$19,350	$20,220	$62,292	$61,868
Roller	10,739	10,587	35,981	34,269
Ball	4,839	1,848	11,884	6,350
Other	3,568	3,621	9,399	9,762
	$38,496	$36,276	$119,556	$112,249

Selling, General & Administrative Expenses
Plain	$4,725	$3,865	$13,278	$11,252
Roller	1,664	1,682	5,171	5,098
Ball	1,379	729	3,036	2,279
Other	945	968	3,064	2,754
Corporate	9,560	9,323	27,848	27,053
	$18,273	$16,567	$52,397	$48,436

Operating Income
Plain	$14,521	$16,160	$48,255	$49,946
Roller	9,182	8,826	30,631	28,889
Ball	3,157	1,083	7,085	3,965
Other	2,608	2,592	6,465	6,968
Corporate	(9,811)	(9,502)	(28,965)	(27,420)
	$19,657	$19,159	$63,471	$62,348

Geographic External Sales
Domestic	$84,421	$82,227	$257,044	$258,082
Foreign	16,125	14,109	48,124	41,963
	$100,546	$96,336	$305,168	$300,045
Intersegment Sales
Plain	$1,078	$757	$2,982	$2,278
Roller	4,075	4,372	13,325	13,677
Ball	481	671	1,391	1,844
Other	6,351	5,760	19,602	18,340
	$11,985	$11,560	$37,300	$36,139

All intersegment sales are eliminated in consolidation.

9.  Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company reached a decision to consolidate and restructure its large bearing manufacturing facilities and capacity. This decision was based on the Company’s intent to better align manufacturing abilities and product development.  The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line.  The consolidation and restructuring  includes: (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment.  The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 with continued effort to sell the equipment and sell or lease the building to be completed in fiscal 2014.  As a result, the Company recorded a pre-tax charge of $6,738 under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $466 in employee related costs, $100 in moving and relocation costs and $6,172 impairment to fair value of certain equipment used in the manufacturing of large bearings.  The Company determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place.  These assets continue to be classified in fixed assets on the December 28, 2013 balance sheet.  This analysis of fair value of assets resulted in a $6,172 impairment loss in fiscal 2013 and is attributable to the Ball Bearings segment in which all of these assets reside.  The Company incurred period costs of $1,720 in the first nine months of fiscal 2014, bringing the total incurred due to the restructuring and consolidation to $8,458.  The Company will continue to incur operational costs such as depreciation, utilities and maintenance until the building is sold or leased.

10.  Acquisitions

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925.  Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.  TCI’s net sales for the last calendar year were approximately $4,000.  The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641), and noncurrent liabilities ($766).  TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events.  The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date.  The current fair value of the contingent consideration is determined to be $766. Proforma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

Outlook

 Our backlog, as of December 28, 2013, was $218.6 million compared to $211.3 million as of December 29, 2012. Our net sales for the nine month period ended December 28, 2013 increased 4.4% compared to the same period last fiscal year. An increase in our aerospace and defense markets of 8.6% was offset by a 0.8% decrease in the diversified industrial markets. The performance in the aerospace and defense market was driven by commercial aircraft build rates, the aerospace aftermarkets and the inclusion of two acquisitions, WPA and TCI. The diversified industrial market decrease was attributable to OEM volume declines in mining, construction and military vehicles offset by the acquisition of CMP.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. We have $116.0 million in cash and cash equivalents as of December 28, 2013, of which $37.7 million is foreign cash restricted to funding internal and external growth initiatives in our foreign entities. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.3	37.7	39.2	37.4
Selling, general and administrative	18.2	17.2	17.2	16.1
Other, net	0.5	0.6	1.2	0.5
Operating income	19.6	19.9	20.8	20.8
Interest expense, net	0.3	0.3	0.3	0.2
Other non-operating (income) expense	0.1	0.2	(0.1)	(1.0)
Income before income taxes	19.2	19.4	20.6	21.6
Provision for income taxes	6.5	6.8	6.8	6.3

Net income	12.7	12.6	13.8	15.3

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

Three Month Period Ended December 28, 2013 Compared to Three Month Period Ended December 29, 2012

Net Sales.

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$53.0	$51.5	$1.5	2.9%
Roller Bearings	27.3	26.1	1.2	4.5%
Ball Bearings	13.0	10.8	2.2	21.1%
Other	7.2	7.9	(0.7)	(9.2)%
Total	$100.5	$96.3	$4.2	4.4%

Net sales for the third quarter of fiscal 2014 were $100.5 million, an increase of 4.4% from $96.3 million in the third quarter of fiscal 2013. An 8.6% increase in net sales in aerospace and defense was offset by a 0.8% decrease in net sales to industrial customers. The increase was driven by commercial aircraft build rates and the incremental sales of two acquisitions, WPA and TCI. The decrease was driven by minimal activity in military vehicles and a decline in mining and construction OEM activity offset by the incremental sales of CMP. Excluding sales relating to military vehicles of $1.9 million, the increase in industrial sales would have been 3.8%, mainly driven by the distribution business and the sales of CMP.

The Plain Bearings segment achieved net sales of $53.0 million in the three month period ended December 28, 2013, an increase of $1.5 million compared to $51.5 million for the same period in the prior fiscal year.  Excluding the $0.8 million and $1.2 impact of WPA and TCI, respectively, the net sales decrease of $0.5 million for this segment was attributable to a decline of $1.8 million in mining, construction and military vehicles to diversified industrial customers offset by higher net sales to aerospace and defense customers of $1.3 million mainly due to higher build rates.

The Roller Bearings segment achieved net sales of $27.3 million in the three month period ended December 28, 2013, an increase of $1.2 million, compared to $26.1 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector increased by $3.2 million offset by a decline of $2.0 million in the diversified industrial sector. This segment was primarily affected by the lower activity in mining and construction.

The Ball Bearings segment achieved net sales of $13.0 million in the three month period ended December 28, 2013, an increase of $2.2 million, or 21.1%, compared to $10.8 million for the same period in the prior fiscal year. Excluding the $3.6 million impact of CMP, net sales decreased $1.4 million, mainly due to decreased volume and unfavorable product mix.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.2 million in the three month period ended December 28, 2013, a decrease of $0.7 million, or 9.2%, compared to $7.9 million for the same period in the prior fiscal year. Of this decrease, $0.5 million is due to decreased demand for mechanical components mainly in the U.S. market combined with a $0.2 million decrease in volume of machine tool collets mainly in Europe.

Gross Margin.

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$19.4	$20.2	$(0.8)	(4.3)%
Roller Bearings	10.7	10.6	0.1	1.4%
Ball Bearings	4.8	1.9	2.9	161.9%
Other	3.6	3.6	(0.0)	(1.5)%
Total	$38.5	$36.3	$2.2	6.1%

Gross margin for the third quarter was $38.5 million compared to $36.3 million for the same period last year.  Gross margin as a percentage of net sales was 38.3% in the third quarter of fiscal 2014 compared to 37.7% for the same period last year.

Gross margin for the Plain Bearings segment was $19.4 million, or 36.5%, in the three month period ended December 28, 2013 versus $20.2 million, or 39.3% for the comparable period in fiscal 2013. WPA and TCI contributed $0.3 million and $0.3 million, respectively, to this segment’s performance. Excluding this impact, this segment’s lower performance of $1.4 million was due primarily to product mix.

The Roller Bearings segment reported gross margin of $10.7 million in the three month period ended December 28, 2013 compared to $10.6 million in the same period in the prior fiscal year. This segment was favorably impacted by approximately $0.1 million primarily attributable to cost efficiencies.

The Ball Bearings segment reported gross margin of $4.8 million, or 37.1%, in the three month period ended December 28, 2013 versus $1.9 million, or 17.1%, in the same period in fiscal 2013. CMP contributed $1.3 million to this improved performance.  Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies.

During the three month period ended December 28, 2013, the Other segment reported gross margin of $3.6 million, or 49.4%, compared to $3.6 million, or 45.6%, for the same period in the prior fiscal year.

Selling, General and Administrative.

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$4.7	$3.9	$0.8	22.3%
Roller Bearings	1.7	1.7	0.0	(1.1)%
Ball Bearings	1.4	0.7	0.7	89.2%
Other	0.9	1.0	(0.1)	(2.4)%
Corporate	9.6	9.3	0.3	2.5%
Total	$18.3	$16.6	$1.7	10.3%

SG&A for the third quarter of fiscal 2014 was $18.3 million, an increase of $1.7 million over $16.6 million for the same period last year. The increase of $1.7 million was primarily attributable to an increase of $0.9 million associated with the addition of three acquisitions, $0.6 million in personnel-related expenses and $0.2 million in other expenses. As a percentage of sales, SG&A was 18.2% for the third quarter of fiscal 2014 compared to 17.2% for the same period last year.

Other, Net.  Other operating expenses for the third quarter of fiscal 2014 totaled $0.6 million compared to $0.6 million for the same period last year.  For the third quarter of fiscal 2014 other operating expenses consisted of $0.5 million of amortization of intangibles, and $0.1 million of other expenses.  For the same period last year, other operating expenses consisted of $0.4 million of amortization of intangibles and $0.2 million of other expenses.

Operating Income.

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$14.5	$16.2	$(1.7)	(10.1)%
Roller Bearings	9.2	8.8	0.4	4.0%
Ball Bearings	3.2	1.1	2.1	191.5%
Other	2.6	2.6	0.0	0.6%
Corporate	(9.8)	(9.5)	(0.3)	3.3%
Total	$19.7	$19.2	$0.5	2.6%

Operating income for the third quarter of fiscal 2014 was $19.7 million compared to operating income of $19.2 million for the same period last year.  As a percentage of sales, operating income was 19.6% compared to 19.9% for the same period last year.

The Plain Bearings segment achieved an operating income of $14.5 million in the three month period ended December 28, 2013 compared to $16.2 million for the same period last fiscal year. The decrease is primarily due to the decline in the diversified industrial market, offset by the impact of the acquisitions of WPA and TCI of $0.2 million each.

The Roller Bearings segment achieved an operating income of $9.2 million in the three month period ended December 28, 2013 compared to $8.8 million in the comparable period in fiscal 2013.  This segment was favorably impacted by cost efficiencies and product mix.

The Ball Bearings segment achieved an operating income of $3.2 million in the three month period ended December 28, 2013 compared to $1.1 million for the same period in the prior fiscal year.  This increase was due to an increase in the diversified industrial markets and the impact of the acquisition of CMP of $0.5 million.

The Other segment achieved an operating income of $2.6 million in the three month period ended December 28, 2013 compared to $2.6 million for the same period in the prior fiscal year.

Interest Expense, Net.  Interest expense, net for the third quarter of fiscal 2014 was $0.3 million compared to $0.3 million for the same period last year.

Income Before Income Taxes.  Income before taxes increased by $0.7 million to $19.3 million for the three month period ended December 28, 2013 compared to $18.6 million for the three month period ended December 29, 2012.

Income Taxes.  Income tax expense for the three month period ended December 28, 2013 was $6.6 million compared to $6.5 million for the three month period ended December 29, 2012. Our effective income tax rate for the three month period ended December 28, 2013 was 34.0% compared to 35.1% for the three month period ended December 29, 2012.  The effective income tax rate for the three month period ended December 28, 2013 of 34.0% includes discrete items in the amount of $0.1 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations, as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate without these discrete items would have been 34.3%.  The effective income tax rate for the three month period ended December 29, 2012 of 35.1%  includes discrete items in the amount of $0.1 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions.  The effective income tax rate without these discrete items would have been 35.6%.

Net Income.  Net income for the third quarter of fiscal 2014 was $12.8 million compared to $12.1 million for the same period last year.  Excluding the discrete tax benefit in the third quarter of fiscal 2013, net income was $12.8 million for the third quarter of fiscal 2014, compared to an adjusted net income of $12.0 million for the same period last year, a 6.3% increase year over year.

Nine Month Period Ended December 28, 2013 Compared to Nine Month Period Ended December 29, 2012

Net Sales.

	Nine Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$162.9	$160.2	$2.7	1.7%
Roller Bearings	85.9	87.5	(1.6)	(1.9)%
Ball Bearings	33.7	30.2	3.5	11.8%
Other	22.7	22.1	0.6	2.1%
Total	$305.2	$300.0	$5.2	1.7%

Net sales for the nine month period ended December 28, 2013 were $305.2 million, an increase of 1.7% from $300.0 million for the nine month period ended December 29, 2012. A 15.2% increase in net sales in aerospace and defense was offset by a 12.6% decline in industrial sales. The increase was driven by commercial aircraft build rates and the incremental sales of WPA and TCI. The decrease was driven by minimal activity in military vehicles, a decline in mining and construction OEM activity and the incremental sales of CMP. Excluding sales relating to military vehicles of $9.8 million, the decrease in industrial sales would have been 6.8%, mainly driven by the distribution business offset by the sales of CMP.

The Plain Bearings segment achieved net sales of $162.9 million in the nine month period ended December 28, 2013, an increase of $2.7 million, or 1.7%, compared to $160.2 million for the same period in the prior fiscal year. Excluding the incremental sales of WPA and TCI, the net sales decrease of $1.8 million for this segment was attributable to a decline of $12.8 million to diversified industrial customers in mining, construction and military vehicles offset by higher net sales to aerospace and defense customers of $11.0 million attributed to higher build rates.

The Roller Bearings segment achieved net sales of $85.9 million in the nine month period ended December 28, 2013, a decrease of $1.6 million, or 1.9%, compared to $87.5 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector declined $8.1 million offset by an increase of $6.5 million from the aerospace and defense sector. This segment was primarily affected by the lower activity in mining and construction.

The Ball Bearings segment achieved net sales of $33.7 million in the nine month period ended December 28, 2013, an increase of $3.5 million, or 11.8%, compared to $30.2 million for the same period in the prior fiscal year. Excluding the incremental sales of CMP, net sales decreased $1.9 million, primarily due to decreased volume.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $22.7 million in the nine month period ended December 28, 2013, an increase of $0.6 million, or 2.1%, compared to $22.1 million for the same period in the prior fiscal year. Of this increase, $0.2 million is due to increased demand for mechanical components mainly in the U.S. market combined with $0.4 million of increased volume of machine tool collets, mainly in Europe.

Gross Margin.

	Nine Months Ended

	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$62.3	$61.9	$0.4	0.7%
Roller Bearings	36.0	34.3	1.7	5.0%
Ball Bearings	11.9	6.3	5.6	87.1%
Other	9.4	9.7	(0.3)	(3.7)%
Total	$119.6	$112.2	$7.4	6.5%

                Gross margin for the nine month period ended December 28, 2013 was $119.6 million compared to $112.2 million for the same period last year.  Gross margin as a percentage of net sales was 39.2% in the first nine months of fiscal 2014 compared to 37.4% for the same period last year.

                Gross margin for the Plain Bearings segment was $62.3 million, or 38.2%, in the nine month period ended December 28, 2013 versus $61.9 million, or 38.6% for the comparable period in fiscal 2013. Excluding the impact of WPA and TCI, this segment’s performance decreased by $1.1 million due primarily to product mix/pricing of $0.9 million and $0.2 million of cost efficiencies.

                The Roller Bearings segment reported gross margin of $36.0 million, or 41.9%, in the nine month period ended December 28, 2013 compared to $34.3 million, or 39.1%, in the same period in the prior fiscal year. This segment was favorably impacted by approximately $3.4 million in cost efficiencies offset by $1.7 million in product mix/pricing.

The Ball Bearings segment reported gross margin of $11.9 million, or 35.3%, in the nine month period ended December 28, 2013 versus $6.3 million, or 21.1%, in the same period in fiscal 2013. CMP contributed $1.9 million to this improved performance. Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies.

During the nine month period ended December 28, 2013, the Other segment reported gross margin of $9.4 million, or 41.5%, compared to $9.7 million, or 44.0%, for the same period in the prior fiscal year.  This decline was mostly attributable to higher costs.

Selling, General and Administrative.

	Nine Months Ended

	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$13.3	$11.2	$2.1	18.0%
Roller Bearings	5.2	5.1	0.1	1.4%
Ball Bearings	3.0	2.3	0.7	33.2%
Other	3.1	2.8	0.3	11.3%
Corporate	27.8	27.0	0.8	2.9%
Total	$52.4	$48.4	$4.0	8.2%

SG&A for the nine month period ended December 28, 2013 was $52.4 million, an increase of $4.0 million over $48.4 million for the same period last year.  The increase of $4.0 million was primarily attributable to an increase of $1.5 million associated with the addition of three acquisitions, $1.3 million in personnel-related expenses, $0.3 in professional fees and $0.9 million in other expenses.

Other, Net.  Other operating expenses for the nine month period ended December 28, 2013 totaled $3.7 million compared to $1.5 million for the same period last year.  For the nine month period ended December 28, 2013 other operating expenses consisted of $1.7 million associated with the consolidation and restructuring of the large bearing facilities, $1.4 million of amortization of intangibles, $0.5 million of acquisition costs, and $0.1 million of other expenses.  For the same period last year, other operating expenses consisted of $1.1 million of amortization of intangibles and $0.4 million of other expenses.

Operating Income.

	Nine Months Ended

	December 28, 2013	December 29, 2012	$ Change	% Change

Plain Bearings	$48.3	$50.0	$(1.7)	(3.4)%
Roller Bearings	30.6	28.8	1.8	6.0%
Ball Bearings	7.1	4.0	3.1	78.7%
Other	6.5	6.9	(0.4)	(7.2)%
Corporate	(29.0)	(27.4)	(1.6)	5.6%
Total	$63.5	$62.3	$1.2	1.8%

                Operating income for the nine month period ended December 28, 2013 of fiscal 2014 was $63.5 million compared to operating income of $62.3 million for the same period last year.  As a percentage of sales, operating income was 20.8% compared to 20.8% for the same period last year.

                The Plain Bearings segment achieved an operating income of $48.3 million in the nine month period ended December 28, 2013 compared to $50.0 million for the same period last fiscal year. The decrease is primarily due to the decline in the diversified industrial market offset by the impact of the acquisitions of WPA and TCI of $0.7 million and $0.2, respectively.

                The Roller Bearings segment achieved an operating income of $30.6 million in the nine month period ended December 28, 2013 compared to $28.8 million in the comparable period in fiscal 2013.  This segment was favorably impacted by $3.7 million in cost efficiencies offset by $1.9 million in product mix/pricing.

The Ball Bearings segment achieved an operating income of $7.1 million in the nine month period ended December 28, 2013 compared to $4.0 million for the same period in the prior fiscal year.  This increase was primarily due to volume, product mix/pricing, cost efficiencies and the impact of the acquisition of CMP of $0.7 million.

The Other segment achieved an operating income of $6.5 million in the nine month period ended December 28, 2013 compared to $6.9 million for the same period in the prior fiscal year.

Interest Expense, Net.  Interest expense, net increased by $0.1 million to $0.8 million in the nine month period ended December 28, 2013, compared to $0.7 million in the same period last fiscal year.

Other Non-Operating (Income) Expense.  Other non-operating income was $0.2 million in the nine month period ended December 28, 2013 compared to income of $3.0 million in the same period last fiscal year. The change of $2.8 million was primarily due to the receipt of a CDSOA distribution payment in the amount of $3.6 million offset by $0.8 million from the impact of foreign exchange rates on foreign currency deposits.

Income Before Income Taxes.  Income before taxes decreased by $1.8 million to $62.9 million for the nine month period ended December 28, 2013 compared to $64.6 million for the nine month period ended December 29, 2012.

Income Taxes.  Income tax expense for the nine month period ended December 28, 2013 was $20.9 million compared to $18.9 million for the nine month period ended December 29, 2012.  Our effective income tax rate for the nine month period ended December 28, 2013 was 33.2% compared to 29.2% for the nine month period ended December 29, 2012.  The effective income tax rate for the nine month period ended December 28, 2013 of 33.2% includes discrete items in the amount of $0.6 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits as well as the recognition of interest on unrecognized tax positions.  The effective income tax rate without these discrete items would have been 34.1%.  The effective income tax rate for the nine month period ended December 29, 2012 of 29.2% includes discrete items in the amount of $3.8 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the conclusion of income tax audits and the expiration of statutes of limitations.  The effective income tax rate without these discrete items would have been 35.1%.   In addition to discrete items, the effective income tax rates are different from U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and an officers’ compensation adjustment and state income taxes which increase the rate.

Net Income.  Net income decreased by $3.8 million to $42.0 million for the nine month period ended December 28, 2013 compared to $45.8 million for the nine month period ended December 29, 2012.

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

Liquidity

     On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of December 28, 2013, the balance on this mortgage was 8.4 million CHF, or $9.9 million.

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

                The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of December 28, 2013, we were in compliance with all such covenants.

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

                Approximately $4.3 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 28, 2013, RBCA had the ability to borrow up to an additional $145.7 million under the JP Morgan Credit Agreement.

                On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million CHF, or $4.5 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of December 28, 2013, there were no borrowings under the Swiss Credit Facility.

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

As of December 28, 2013, we had cash and cash equivalents of $116.0 million of which approximately $37.7 million was cash held by our foreign operations.  We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Nine Month Period Ended December 28, 2013 Compared to the Nine Month Period Ended December 29, 2012

                In the nine month period ended December 28, 2013, we generated cash of $36.0 million from operating activities compared to $49.2 million for the nine month period ended December 29, 2012. The decrease of $13.2 million was mainly a result of a decrease of $3.8 million in net income, the addition of non-cash charges of $5.2 million and a decrease in the net change in operating assets and liabilities of $14.6 million. The change in working capital investment was primarily attributable to decreases in accounts receivable of $8.4 million, inventory of $3.5 million, prepaid expenses and other current assets of $1.0 million, other non-current assets of $0.7 million and accrued expenses and other current liabilities of $6.0 million offset by increases in non-current liabilities of $4.8 million and accounts payable of $0.2 million. Inventory turnover for the nine month period ended December 28, 2013 decreased to 1.7 as compared to 1.8 for the same period in the prior fiscal year.  Days sales outstanding increased to 61 at December 28, 2013 as compared to 60 at December 29, 2012.

               Cash used in investing activities for the nine month period ended December 28, 2013 included $22.6 million for capital expenditures, $0.7 million for the purchase of short-term investments and $17.6 million related to the acquisition of businesses. Cash used in investing activities for the nine month period ended December 29, 2012 included $30.8 million related to capital expenditures and $1.2 million for the purchase of short-term investments.

Financing activities provided $4.2 million in the nine month period ended December 28, 2013 compared to $26.6 million for the nine month period ended December 29, 2012. The nine month period ended December 28, 2013 included $3.6 million from the exercise of stock options and $1.5 million in excess tax benefits from stock-based compensation offset by $0.6 million from the repurchase of common stock and $0.3 million of payments on notes payable. The nine month period ended December 29, 2012 included $15.6 million from the exercise of stock options, $9.9 million in proceeds from a term loan and $5.6 million in excess tax benefits from stock-based compensation offset by $4.2 million from the repurchase of common stock and $0.3 million of payments on notes payable.

Capital Expenditures

                Our capital expenditures were $22.6 million for the nine month period ended December 28, 2013.  In addition, we expect to make additional capital expenditures of $7.0 to $12.0 million during fiscal 2014 including the construction of a new manufacturing facility in Poland. We expect to fund fiscal 2014 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of December 28, 2013, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 30, 2013.

Other Matters

Critical Accounting Estimates

                Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our fiscal 2013 Annual Report, incorporated by reference in our fiscal 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2014.

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

                Foreign Currency Exchange Rates.  As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc and the British Pound Sterling.  Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were impacted by foreign currency fluctuations in the first nine months of fiscal 2014 compared to approximately 12% in the same period in fiscal 2013. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges (of which there were none at December 28, 2013), the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 28, 2013, the Company does not have any outstanding derivative financial instruments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2013, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 28, 2013. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 30, 2013.

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

                Total share repurchases for the three months ended December 28, 2013 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/29/2013 – 10/26/2013	8,682	63.29	8,682	$49,269
10/27/2013 – 11/23/2013	38	67.83	38	49,267
11/24/2013 – 12/28/2013	16	66.50	16	49,266
Total	8,736	63.31	8,736

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 6, 2014

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 6, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

