Form 10-K
period 2014-03-29
RBC Bearings INC
filed 2014-05-28
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2014

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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 28, 2013 (based on the September 27, 2013 closing sales price of $65.18 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $1,505,078,000.

Number of shares outstanding of the registrant’s Class A Common Stock at May 19, 2014:

23,248,111 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 11, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision plain, roller and ball bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have broadened our end markets, products, customer base and geographic reach. We currently have 29 facilities of which 26 are manufacturing facilities in five countries.

The Bearing Industry

The bearing industry is a fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

Demand for bearings in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement bearing products. In the aerospace market, aging of the existing commercial aircraft fleet along with carrier traffic growth worldwide determines demand for our bearing solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings.

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

•	Diversified Industrial Market (42% of net sales for the fiscal year ended March 29, 2014)

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

Our largest diversified industrial customers include Caterpillar, Komatsu America, National Oilwell Varco, Halliburton Company and various aftermarket distributors including Applied Industrial, BDI Corporation, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued cost reduction.

•	Aerospace and Defense Market (58% of net sales for the fiscal year ended March 29, 2014)

We supply bearings for use in commercial, private and military aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are their primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters, missile systems, and satellites. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

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

Our largest aerospace and defense customers include Airbus, Boeing, General Electric, Lockheed Martin, Primus International, Snecma Group, U.S. Department of Defense and various aftermarket distributors including Wesco Aircraft, Dixie Aerospace, National Precision Bearing and B/E Aerospace. We estimate that over 42% of aerospace net sales are actually used as replacement parts, as bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2014, 3.4% of our net sales were made directly, and we estimate that approximately an additional 18.0% of our net sales were made indirectly, to the U.S. government. These indirect net sales include 0.3% from military vehicle business from our diversified industrial customers. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

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

	Net Sales for the Fiscal Year Ended
Segment	March 29, 2014	March 30, 2013	March 31, 2012	Representative Applications
Plain Bearings	$223,099	$215,963	$200,141	• Aircraft engine controls and landing gear
	(53.3)%	(53.6)%	(50.3)%	• Missile launchers
				• Mining, energy, and construction equipment
Roller Bearings	$115,806	$115,021	$123,803	• Aircraft hydraulics
	(27.6)%	(28.5)%	(31.1)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$49,555	$41,366	$42,330	• Radar and night vision systems
	(11.8)%	(10.3)%	(10.7)%	• Airframe control and actuation
				• Semiconductor equipment
Other	$30,426	$30,701	$31,237	• Collets for machine tools
	(7.3)%	(7.6)%	(7.9)%	• Industrial gear

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

Other. Our other products consist primarily of precision mechanical components and machine tool collets. Precision mechanical components are used in all general industrial applications, where some form of movement is required. Machine tool collets are cone-shaped metal sleeves, used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations.

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 2.5% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have developed our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for "Just In Time" deliveries or "Kan Ban" systems. Our worldwide distributor network provides our customers with more than 4,500 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in France and Switzerland. The inventory is located in these warehouses based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Rexnord and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

Product Qualifications. Many of the products we produce are qualified for the application by the OEM, the U.S. Department of Defense, the FAA or a combination of these agencies. These credentials have been achieved for thousands of distinct items after years of design, testing and improvement. In many cases patent protection presides, in most cases there is strong brand identity and in numerous cases we have the exclusive product for the application.

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

Service. Product design, performance, reliability, availability, quality and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service. Our customers have high expectations regarding product availability, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

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

Backlog

As of March 29, 2014, we had order backlog of $218.4 million compared to a backlog of $216.5 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,477 hourly employees and 884 salaried employees as of March 29, 2014, of whom 536 were employed in our international operations. As of March 29, 2014, 157 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2018, June 30, 2014 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 135 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 167 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

Regulation

Product Approvals. Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals in the form of OEM approvals or Parts Manufacturer Approvals, or “PMAs,” from the FAA. We also have a number of active PMA applications in process. These approvals enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2015.

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

Our top ten customers generated 30% and 29% of our net sales during fiscal 2014 and fiscal 2013, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2014, 3.4% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 18.0% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 ("BCA"), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense ("DOD") base budgets over a ten-year period ending in 2021. The BCA also provided for an automatic sequestration process, originally slated to commence effective as of January 2, 2013, that imposed additional cuts of approximately $50 billion per year to the currently proposed DOD budgets for each fiscal year beginning with 2013 and continuing through 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process by approximately two months and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use materials containing conflict minerals in their products mined from the DRC and adjoining countries. These new requirements necessitated due diligence efforts in calendar 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of materials containing conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of these verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering “conflict free” materials, we cannot ensure that we will be able to obtain necessary materials containing conflict free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face negative reactions from customers if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we implement.

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

As of March 29, 2014, approximately 11% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 41 employees will expire in June 2014, one agreement covering approximately 80 employees will expire in January 2018 and one agreement covering approximately 36 employees will expire in October 2015.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, Poland, China and England. Of our 29 facilities, 6 are located outside the U.S., including 5 manufacturing facilities.

In fiscal 2014, 16% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss Franc as the functional currency, our French operation utilizes the Euro as the functional currency, our Polish operation utilizes the Polish Zloty as the functional currency and our English operation utilizes the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations have not had a material impact on our financial performance in the past, but such fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of March 29, 2014, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $4.1 million as of March 29, 2014 and by $5.3 million as of March 30, 2013, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of March 29, 2014, we had an order backlog of $218.4 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Our certificate of incorporation authorizes the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors (the “Board”) without stockholder approval. Holders of the common stock may not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us or could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

We may not pay cash dividends in the foreseeable future.

Except for a $2.00 per common share special dividend approved by the Board on May 16, 2014 and payable on June 13, 2014, we have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we plan to apply earnings and excess cash, if any, to the expansion and development of the business. Thus, the return on your investment, if any, could depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use these facilities for manufacturing and product testing and development.

We own facilities in the following locations:

Rancho Dominguez, California	Clayton, Georgia
Santa Ana, California	Bremen, Indiana
Fairfield, Connecticut	Plymouth, Indiana
Middlebury, Connecticut	Mielec, Poland
Oxford, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Ball Ground, Georgia	Westminster, South Carolina
Delemont, Switzerland	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2018	Reynosa, Mexico (1)	February 29, 2016
Garden Grove, California	November 30, 2014	Reynosa, Mexico (2)	October 31, 2016
Fountain Valley, California	November 30, 2016	Tecate, Mexico	January 31, 2019
San Diego, California	October 1, 2016	West Trenton, New Jersey	February 28, 2018
Santa Fe Springs, California	November 30, 2015	Mentor, Ohio	January 31, 2023
Shanghai, China	May 31, 2015	Oklahoma City, Oklahoma	September 30, 2021
Oxford, Connecticut	September 30, 2014	Horsham, Pennsylvania	April 14, 2016
Gloucestershire, England	January 17, 2015	Bishopville, South Carolina	January 31, 2016
Les Ulis, France	June 30, 2016	Hartsville, South Carolina	September 30, 2014
Hoffman Estates, Illinois	August 31, 2015	Grand Prairie, Texas	February 28, 2015

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2014.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board normally for a term of one year and until the election of their successors. Our executive officers of the company as of May 19, 2014 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	68	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	54	2003	Director, Vice President, Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	56	2008	Vice President and General Manager
Richard J. Edwards	58	1996	Vice President and General Manager
Thomas J. Williams	62	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	62	2006	Corporate Controller

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 19, 2014, there were 3 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$54.07	$46.03	$49.47	$43.11
Second Quarter	67.32	52.59	50.76	45.01
Third Quarter	71.06	61.17	50.39	42.14
Fourth Quarter	71.25	57.12	54.40	48.46

The last reported sale price of our common stock on the Nasdaq National Market on May 19, 2014 was $60.13 per share.

Dividend Policy

On May 16, 2014, our Board declared a special cash dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend is payable on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date is May 28, 2014. The Board opted for a special dividend payment, rather than a regular reoccurring dividend, to allow greater flexibility given our pipeline of attractive growth opportunities. The Board will, however, consider the use of additional special cash dividends in the future as circumstances warrant.

Issuer Purchases of Equity Securities

On February 7, 2013, our Board authorized us to repurchase up to $50.0 million of our common stock, from time to time on the open market, in block trade transactions and through privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 depending on market conditions, alternative uses of capital and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. This repurchase authorization terminates and replaces the existing $10.0 million stock repurchase program announced by us on June 15, 2007.

Total share repurchases for the three months ended March 29, 2014, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/29/2014 – 01/25/2014	—	$—	—	$49,266
01/26/2014 – 02/22/2014	—	—	—	49,266
02/23/2014 – 03/29/2014	17,654	63.77	17,654	$48,140
Total	17,654	$63.77	17,654

During the fourth quarter of fiscal 2014, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group, the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from March 28, 2009 to March 29, 2014. Because of the diversity of our markets and products we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index is comprised of issuers with generally similar market capitalizations to that of the Company, and as permitted by regulation is included in the graph. Each line on the graph assumes that $100 was invested in our common stock on March 28, 2009 or in the respective indices at the closing price on March 28, 2009. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 29, 2014.

Comparison of Five-Year Cumulative Total Return*

Among RBC Bearings Incorporated, the Nasdaq Composite Index, the Russell 2000 Small Cap Index**

and a Peer Group

	March 28, 2009	April 3, 2010	April 2, 2011	March 31, 2012	March 30, 2013	March 29, 2014
RBC Bearings Incorporated	$100.00	$195.99	$240.02	$284.93	$312.29	$388.94
Nasdaq Composite Index	100.00	156.92	183.90	205.91	220.62	284.22
Russell 2000 Small Cap Index	100.00	161.67	202.56	201.41	234.25	287.28
Peer Group	100.00	192.73	242.20	270.57	301.17	371.18

The peer group consists of Kaydon Corporation, Moog Inc., NN Inc., Precision Industries Castparts Corp., Timken Company and Triumph Group Inc.

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

**Effective for fiscal 2014 the peer group index has been replaced with the Russell 2000 Small Cap Index because we believe it more accurately reflects a peer benchmark given the diversity of our markets and products.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 29, 2014, March 30, 2013, March 31, 2012, April 2, 2011, and April 3, 2010 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$418,886	$403,051	$397,511	$335,625	$274,702
Cost of sales	254,089	250,122	256,931	225,851	190,136
Gross margin	164,797	152,929	140,580	109,774	84,566
Selling, general and administrative	71,969	65,751	61,303	52,706	47,367
Other, net	4,178	9,077	1,629	875	2,529
Operating income	88,650	78,101	77,648	56,193	34,670
Interest expense, net	1,019	868	1,045	1,791	1,807
Other non-operating expense (income)	(122)	(2,955)	624	1,525	(147)
Income before income taxes	87,753	80,188	75,979	52,877	33,010
Provision for income taxes	27,545	23,846	25,982	18,009	8,625
Net income	$60,208	$56,342	$49,997	$34,868	$24,385
Net income per common share:
Basic	$2.63	$2.52	$2.28	$1.61	$1.13
Diluted	$2.59	$2.47	$2.23	$1.58	$1.12
Weighted average common shares:
Basic	22,874,842	22,401,068	21,880,554	21,678,626	21,590,421
Diluted	23,244,241	22,810,793	22,390,914	22,078,711	21,747,082
Other Financial Data:
Capital expenditures	$28,920	$42,017	$17,841	$10,440	$9,906

	As of
	March 29,	March 30,	March 31,	April 2,	April 3,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$121,207	$114,480	$68,621	$63,975	$21,389
Working capital	374,725	326,953	270,434	215,791	202,714
Total assets	620,993	542,442	459,518	425,982	375,955
Total debt	10,447	10,300	1,041	31,296	38,453
Total stockholders' equity	538,452	462,195	385,815	330,067	283,547

(1)	Net sales were $418.9 million in fiscal 2014 compared to $403.1 million in fiscal 2013, an increase of $15.8 million. Net sales in fiscal 2014 included net sales of $15.6 million for Western Precision Aero LLC (“WPA”), Climax Metal Products (“CMP”) and Turbine Components Inc. (“TCI”), which were acquired in March 2013, August 2013 and October 2013, respectively.

Net sales were $403.1 million in fiscal 2013 compared to $397.5 million in fiscal 2012, an increase of $5.6 million. Net sales in fiscal 2013 included net sales of $0.3 million for WPA.

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

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting our views about our future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a well known international manufacturer of highly engineered precision plain, roller and ball bearings. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We estimate that approximately two-thirds of our net sales during fiscal 2014 were generated by products for which we hold the number one or two market position. We have been providing bearing solutions to our customers since 1919. Over the past ten years, under the leadership of our current management team, we have significantly broadened our end markets, products, customer base and geographic reach. We currently operate 29 facilities of which 26 are manufacturing facilities in five countries.

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

During fiscal 2014, the world economy experienced anemic growth with contractions in the international markets offset by slow growth in the U.S. markets. Our net sales to the aerospace and defense markets increased 14.6% year over year offset by a decline of 7.8% to the diversified industrial markets.

Approximately 12% to 25% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2014, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 23 acquisitions, including the current year acquisitions of Turbine Components, Inc. and Climax Metal Products Company, which have broadened our end markets, products, customer base and geographic reach.

Outlook

We ended fiscal 2014 with a backlog of $218.4 million compared to $216.5 million for the same period last fiscal year. Our net sales increased 3.9% year over year due to growth in the aerospace and defense markets and two acquisitions offset by a decline in the diversified industrial markets. We expect to see strength in the diversified industrial markets resulting from recovery growth in the energy, construction, rail, machine tools and industrial distribution sectors as well as from the overall economic improvement of the general industrial markets. Our internal goal is to grow our diversified industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”) on a compounded basis.

In the fourth quarter of fiscal 2013, we reached a decision to consolidate and restructure our large bearing manufacturing facilities and capacity. This decision was based on our intent to better align manufacturing abilities and product development. The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line. The consolidation and restructuring includes (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment. The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 and with continued effort to sell the equipment and sell or lease the building incurred in fiscal 2014 and to be completed in fiscal 2015. As a result, we recorded a pre-tax charge of $6.7 million under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $0.4 million in employee related costs, $0.1 million in moving and relocation costs, and $6.2 million impairment to fair value of certain equipment used in the manufacturing of large bearings all attributable to the Ball Bearings segment. We determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place. These assets continue to be classified in fixed assets on the March 29, 2014 balance sheet. We incurred period costs of $1.8 million in fiscal 2014, bringing the total incurred due to the restructuring and consolidation to $8.5 million. We will continue to incur operational costs such as depreciation, utilities and maintenance until the building is sold or leased.

During fiscal 2014, we experienced the favorable impact of increased activity from the worldwide commercial aircraft industry. Monthly build rates were up approximately 8% for Boeing and approximately 7% for Airbus in calendar year 2013, and they are both forecasting these levels to continue and grow as new ship models are introduced. This activity is expected to have a favorable impact on our business over the next twelve months. As a result of these trends, we have continued to increase our workforce and to expand and tool our plants to absorb additional volume and to design new products for new platforms.

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

Sales to the diversified industrial market accounted for 42% of our net sales for the fiscal year ended March 29, 2014. Sales to the aerospace and defense markets accounted for 58% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 49.3% of our net sales for fiscal 2014. We continue to develop our OEM relationships which have established us as a leading supplier on many important aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the aerospace and defense sectors; one of our business strategies has been to increase the proportion of sales derived from this sector. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 16% of our net sales were generated by our international facilities for fiscal 2014, compared to 14% for fiscal 2013. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 30% and 29% of our net sales in fiscal 2014 and fiscal 2013, respectively. Out of the 30% of net sales generated by our top ten customers during the fiscal year ended March 29, 2014, 16% of net sales were generated by our top four customers compared to 15% for the comparable period last fiscal year.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses relate primarily to the compensation and associated costs of selling, general and administrative personnel, professional fees, insurance, incentive stock compensation, facility costs and information technology. We increased SG&A expenses by $6.2 million in fiscal 2014 compared to fiscal 2013. The increase of $6.2 million was primarily attributable to an increase of $2.5 million associated with the addition of three acquisitions, $2.2 million in personnel-related costs as a result of headcount, salary and welfare increases, $0.5 million in legal and professional fees and $1.1 million in other miscellaneous expenses offset by the impact of favorable foreign exchange rates of $0.1 million.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross margin	39.3	37.9	35.4
Selling, general and administrative	17.2	16.3	15.4
Other, net	0.9	2.2	0.4
Operating income	21.2	19.4	19.6
Interest expense, net	0.3	0.2	0.3
Other non-operating expense (income)	—	(0.7)	0.2
Income before income taxes	20.9	19.9	19.1
Provision for income taxes	6.5	5.9	6.5
Net income	14.4%	14.0%	12.6%

We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2014, 2013 and 2012 contained 52 weeks.

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

Fiscal 2014 Compared to Fiscal 2013

Net Sales.

	FY14	FY13	$ Change	% Change

Plain Bearings	$223.1	$216.0	$7.1	3.3%
Roller Bearings	115.8	115.0	0.8	0.7%
Ball Bearings	49.6	41.4	8.2	19.8%
Other	30.4	30.7	(0.3)	(0.9)%
Total	$418.9	$403.1	$15.8	3.9%

Net sales for fiscal 2014 were $418.9 million, an increase of $15.8 million, or 3.9%, compared to $403.1 million for the same period in fiscal 2013. The increase of $15.8 million was primarily attributable to $15.6 million of sales from new acquisitions, $6.0 million of increased volume, $3.7 million of product mix/pricing and $1.3 million of favorable foreign exchange rates offset by a $10.8 million decrease in sales for military vehicles. Net sales to aerospace and defense customers increased 14.6% in fiscal 2014 compared to the same period last fiscal year, mainly driven by increased build rates by commercial aircraft builders and the aerospace aftermarket. This increase included $3.8 million attributable to WPA and $2.3 million attributable to TCI, which were acquired in March 2013 and October 2013, respectively. This performance was offset by a decline of 7.8% from the diversified industrial markets, resulting primarily from slow OEM activity in mining, military vehicles and heavy construction. Our industrial distribution business was up by 14.9% mainly due to $7.6 million attributable to CMP which was acquired in August 2013 and improving general industrial activity.

The Plain Bearings segment achieved net sales of $223.1 million in fiscal 2014, an increase of $7.1 million, or 3.3%, compared to $216.0 million for the same period in the prior fiscal year. This segment was favorably impacted by $6.2 million of volume, $6.1 million of sales from new acquisitions, $3.7 million of product mix/pricing and $0.9 million of favorable foreign exchange rates offset by a $9.8 million decrease in sales for military vehicles. Net sales to aerospace and defense customers increased $21.1 million offset by a decline of $14.0 million in net sales to diversified industrial customers compared with the same period in the prior fiscal year. This increase included $3.8 million attributable to WPA and $2.3 million attributable to TCI, which were acquired in March 2013 and October 2013, respectively. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket and the general industrial aftermarket.

The Roller Bearings segment achieved net sales of $115.8 million in fiscal 2014, an increase of $0.8 million, or 0.7%, compared to $115.0 million for the same period in the prior fiscal year. This segment was favorably impacted by volume of $1.8 million offset by a $1.0 million decrease in sales for military vehicles. Of this increase, net sales to aerospace and defense customers contributed $8.4 million offset by a decrease of $7.6 million in net sales to the industrial sector. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment achieved net sales of $49.6 million in fiscal 2014, an increase of $8.2 million, or 19.8%, compared to $41.4 million for the same period in the prior fiscal year. Of this increase, approximately $9.5 million was attributable to sales from CMP which was acquired in August 2013 offset by a decrease in volume of $1.3 million. Net sales were favorably impacted by the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $30.4 million in fiscal 2014, a decrease of $0.3 million, or 0.9%, compared to $30.7 million for the same period last fiscal year. The decrease in net sales was attributable to $0.7 million decrease in volume offset by $0.4 million of favorable foreign exchange rates. Of this decline, $1.2 million is attributable to decreased demand for mechanical components mainly in the U.S. market, offset by $0.5 million of higher net sales of machine tool collets mainly in Europe and Asia and $0.4 million to favorable foreign exchange rates.

Gross Margin.

	FY14	FY13	$ Change	% Change

Plain Bearings	$85.2	$85.4	$(0.2)	(0.3)%
Roller Bearings	48.8	45.1	3.7	8.2%
Ball Bearings	18.1	9.4	8.7	92.3%
Other	12.7	13.0	(0.3)	(1.9)%
Total	$164.8	$152.9	$11.9	7.8%

Gross margin was $164.8 million, or 39.3% of net sales, in fiscal 2014, versus $152.9 million, or 37.9% of net sales, for the comparable period in fiscal 2013. The increase of $11.9 million in gross margin dollars was driven by approximately $10.1 million in cost reduction and manufacturing efficiencies, $5.1 million from new acquisitions, $1.3 million in product mix/pricing, $0.4 million of favorable foreign exchange rates and $0.1 million in higher volume offset by $5.1 million related to the decrease in military vehicles activity.

Gross margin for the Plain Bearings segment was $85.2 million, or 38.2%, in fiscal 2014 versus $85.4 million, or 39.6% in fiscal 2013. Of this decrease, approximately $4.6 million was related to a decrease in military vehicles activity offset by $1.7 million from new acquisitions, $1.3 million in product mix/pricing, $1.1 million was attributable to volume and $0.3 million to favorable foreign exchange rates.

The Roller Bearings segment reported gross margin of $48.8 million, or 42.1%, in fiscal 2014 compared to $45.1 million, or 39.2%, in the prior fiscal year. This segment was favorably impacted by approximately $4.1 million in cost reduction and manufacturing efficiencies and $0.1 million of higher volume offset by $0.5 million related to the decrease in military vehicle activity. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket.

The Ball Bearings segment reported gross margin of $18.1 million, or 36.6%, in fiscal 2014 versus $9.4 million, or 22.8%, in fiscal 2013. Of this improvement, approximately $6.1 million was attributable to cost reduction and manufacturing efficiencies and $3.4 million to new acquisitions offset by a decrease of $0.8 million attributable to volume.

During fiscal 2014, the Other segment reported gross margin of $12.7 million, or 41.8%, compared to $13.0 million, or 42.3%, in the prior fiscal year. This decline in gross margin was primarily driven by approximately $0.3 million of volume and $0.1 million of cost increases offset by $0.1 million from favorable foreign exchange rates. Of this decline, $0.7 million was attributable to lower demand for mechanical components mainly in the U.S. market offset by an increase of $0.3 million in machine tool collets activity mainly in Europe and Asia and $0.1 million to favorable foreign exchange rates.

Selling, General and Administrative.

	FY14	FY13	$ Change	% Change

Plain Bearings	$17.9	$15.4	$2.5	16.9%
Roller Bearings	6.9	6.8	0.1	2.2%
Ball Bearings	4.5	3.0	1.5	48.8%
Other	4.0	3.7	0.3	7.3%
Corporate	38.7	36.9	1.8	4.7%
Total	$72.0	$65.8	$6.2	9.5%

SG&A expenses increased by $6.2 million, or 9.5%, to $72.0 million in fiscal 2014 compared to $65.8 million for the same period in fiscal 2013. The increase of $6.2 million was primarily attributable to an increase of $2.5 million associated with the addition of three acquisitions, $2.2 million in personnel-related costs as a result of headcount and salary increases, $0.5 million in legal and professional fees, $0.5 million in incentive stock compensation and $0.6 million in other miscellaneous expenses offset by the impact of favorable foreign exchange rates of $0.1 million. As a percentage of net sales, SG&A was 17.2% in fiscal 2014 compared to 16.3% for the same period in fiscal 2013. While SG&A expenses increased $6.2 million in fiscal 2014, net sales during the 2014 fiscal period increased by $15.8 million, contributing to the higher SG&A percentage to net sales of 17.2%.

Other, Net. Other, net in fiscal 2014 was $4.2 million compared to $9.1 million for the same period in fiscal 2013. In fiscal 2014, other, net consisted of $1.9 million of amortization of intangibles, $1.9 million related primarily to consolidations and restructuring and $0.5 million of acquisition costs offset by $0.1 million of other miscellaneous income. In fiscal 2013, other, net consisted of $6.9 million related primarily to the consolidation and restructuring of large bearing facilities, $1.6 million of amortization of intangibles, $0.2 million of bad debt expense, $0.2 million related to the disposal of fixed assets and $0.2 million of other miscellaneous costs.

Operating Income.

	FY14	FY13	$ Change	% Change

Plain Bearings	$66.4	$69.0	$(2.6)	(3.9)%
Roller Bearings	41.6	37.6	4.0	10.7%
Ball Bearings	11.7	(0.2)	11.9	N/M
Other	9.0	9.0	(0.0)	(0.3)%
Corporate	(40.0)	(37.3)	(2.7)	(7.2)%
Total	$88.7	$78.1	$10.6	13.5%

Operating income was $88.7 million, or 21.2% of net sales, in fiscal 2014 compared to $78.1 million, or 19.4% of net sales, in fiscal 2013. The increase of $10.6 million in operating income dollars was driven primarily by approximately $10.1 million attributable to cost reduction and manufacturing efficiencies, $2.3 million from new acquisitions, $4.9 million from the impact of consolidating the large bearing facility in fiscal 2013, $1.3 million in product mix/pricing, $0.2 million from favorable foreign exchange rates and $0.1 million from volume offset by $3.2 million related to higher SG&A expenses and $5.1 million from the decrease in military vehicle activity.

The Plain Bearings segment achieved an operating income of $66.4 million in fiscal 2014 compared to $69.0 million for the same period last year. This segment’s performance resulted from approximately $4.6 million related to a decrease in military vehicle activity and $1.4 million of higher costs offset by $0.9 million from new acquisitions, $1.3 million in product mix/pricing, $1.1 million attributable to volume and $0.1 million to favorable foreign exchange rates. This segment was favorably impacted by commercial aircraft build rates and the aerospace aftermarket and the general industrial aftermarket.

The Roller Bearings segment achieved an operating income of $41.6 million in fiscal 2014 compared to $37.6 million in fiscal 2013. The increase of $4.0 million in operating income year over year was mainly the result of approximately $4.4 million in cost reduction and manufacturing efficiencies and $0.1 million of higher volume offset by $0.5 million related to the decrease in military vehicle activity. This segment was favorably impacted by the general industrial markets offset by slowing OEM activity in mining, oil and gas, and heavy construction.

The Ball Bearings segment achieved an operating income of $11.7 million in fiscal 2014 compared to an operating expense of $0.2 million for the same period last fiscal year. This segment’s performance was favorably impacted by approximately $11.3 million attributable to cost reduction and manufacturing efficiencies and $1.4 million to a new acquisition offset by a decrease of $0.8 million attributable to volume. This segment was favorably impacted by the general industrial markets.

The Other segment achieved operating income of $9.0 million in both fiscal 2014 and 2013, respectively. This performance was favorably impacted by $0.2 million attributable to cost reduction and manufacturing efficiencies and $0.1 million from favorable foreign exchange rates offset by a $0.3 million decrease in volume.

Interest Expense, Net. Interest expense, net was $1.0 million in fiscal 2014 and $0.9 million in fiscal 2013, respectively.

Other Non-Operating Expense (Income). Other non-operating income was $0.1 million in fiscal 2014 compared to income of $3.0 million in fiscal 2013. The change of $2.9 million was primarily due to a $3.6 million receipt of a CDSOA distribution payment not received in 2014, offset by $0.7 million attributable to favorable foreign exchange rates.

Income Before Income Taxes. Income before taxes was $87.8 million in fiscal 2014 compared to income before taxes of $80.2 million in fiscal 2013.

Income Taxes. Income tax expense in fiscal 2014 was $27.5 million compared to $23.8 million in fiscal 2013. The effective income tax rate in fiscal 2014 was 31.4% compared to 29.7% in fiscal 2013. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate. For fiscal 2014 and 2013, there were discrete items of $1.7 million and $4.0 million comprised primarily of the release of certain unrecognized tax benefits associated with federal and state income tax audits closing and statute of limitations expiring. For fiscal 2013, on 1/2/2013, in the Company's fourth quarter, the American Taxpayer Relief Act of 2012 retroactively reinstated the research and development tax credit which had previously expired. The benefit of the discrete items, along with the benefit from the reinstatement of the research and development tax credit in fiscal 2013, have caused a decrease in the Company's fiscal 2013 and 2014 annual effective income tax rates.

Net Income. Net income was $60.2 million in fiscal 2014 compared to net income of $56.3 million in fiscal 2013.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of March 29, 2014, the balance on this mortgage was 8.6 million CHF, or $9.7 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 29, 2014, we were in compliance with all such covenants.

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

Approximately $4.3 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 29, 2014, RBCA had the ability to borrow up to an additional $145.7 million under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.5 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 29, 2014, there were no borrowings under the Swiss Credit Facility.

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

As of March 29, 2014, we had cash and cash equivalents of $121.2 million of which approximately $36.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

On May 16, 2014, our Board declared a special cash dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend is payable on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date is May 28, 2014. The Board opted for a special dividend payment, rather than a regular reoccurring dividend, to allow greater flexibility given our pipeline of attractive growth opportunities. The Board will, however, consider the use of additional special cash dividends in the future as circumstances warrant.

Cash Flows

Fiscal 2014 Compared to Fiscal 2013

In the fiscal year ended March 29, 2014, we generated cash of $48.0 million from operating activities compared to $66.3 million for the fiscal year ended March 30, 2013. The decrease of $18.3 million was mainly a result of an increase of $3.9 million in net income and the net of non-cash charges of $1.6 million offset by a change in operating assets and liabilities of $23.8 million. The change in working capital investment was primarily attributable to decreases in collections of accounts receivables of $8.7 million, inventory of $1.5 million, prepaid expenses and other current assets of $3.3 million, other non-current assets of $1.5 million, accounts payable of $3.6 million and accrued expenses and other current liabilities of $10.6 million, offset by an increase in other non-current liabilities of $5.4 million. Inventory turnover for the fiscal year ended March 29, 2014 decreased to 1.7 as compared to 1.8 for the prior fiscal year. The change in accounts receivable of $8.7 million was a function of increased net sales combined with collection activities as days sales outstanding increased to 62 from 60 at the end of fiscal 2014 and fiscal 2013, respectively.

Cash used for investing activities for fiscal 2014 included $28.9 million for capital expenditures, $17.6 million for the acquisition of CMP and TCI and $0.7 million in net proceeds from the purchase and sale of short-term investments offset by $0.1 million of proceeds from the sale of assets.

In fiscal 2014, financing activities provided $3.8 million. This was due to $2.8 million of net proceeds from the exercise of stock options and the repurchase of common stock and $1.5 million in excess tax benefits from stock-based compensation offset by $0.5 million decrease in the revolving credit facility.

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

Capital Expenditures

Our capital expenditures in fiscal 2014 were $28.9 million. Capital expenditures in fiscal 2014 included approximately 4.8 million CHF (approximately $5.2 million) for the purchase of land and building in Poland, and $5.1 million for the purchase and renovations of new or existing properties in California, Connecticut, Mexico and South Carolina. We expect to make capital expenditures of approximately $17.0 to $19.0 million during fiscal 2015 in connection with our existing business. We have funded our fiscal 2014 capital expenditures, and expect to fund fiscal 2015 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 29, 2014:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$10,447	$1,274	$1,048	$1,048	$7,077
Capital lease obligations	105	37	52	16	—
Operating leases	14,090	3,955	5,481	2,483	2,171
Interest on fixed rate debt	2,630	275	504	443	1,408
Pension and postretirement benefits	19,166	1,792	3,788	3,842	9,744
Total contractual cash obligations	$46,438	$7,333	$10,873	$7,832	$20,400

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $6.0 million, which includes interest and penalties, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

Quarterly Results of Operations

	Quarter Ended
	Mar. 29, 2014	Dec. 28, 2013	Sept. 28, 2013	June 29, 2013	Mar. 30, 2013	Dec. 29, 2012	Sept. 29, 2012	June 30, 2012
	(Unaudited) (in thousands, except per share data)
Net sales	$113,718	$100,546	$101,954	$102,668	$103,006	$96,336	$100,375	$103,334
Gross margin	45,241	38,496	40,591	40,469	40,680	36,276	37,530	38,443
Operating income	25,179	19,657	21,516	22,298	15,753	19,159	21,195	21,994
Net income	$18,203	$12,764	$14,125	$15,116	$10,575	$12,109	$16,494	$17,164
Net income per common share:
Basic(1)(2)	$0.79	$0.56	$0.62	$0.66	$0.46	$0.54	$0.74	$0.78
Diluted(1)(2)	$0.78	$0.55	$0.61	$0.65	$0.46	$0.53	$0.73	$0.76

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 4.20% at March 31, 2012 to 3.80% at March 30, 2013 and subsequently increased to 4.10% at March 29, 2014. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.75% and 8.25% in fiscal 2014 and fiscal 2013, respectively.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.80% to 2.80%) would have increased our pension expense for fiscal 2014 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.80% to 4.80%) would have decreased our pension expense for fiscal 2014 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.75% to 6.75%) would have increased our pension expense for fiscal 2014 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.75% to 8.75%) would have reduced our pension expense for fiscal 2014 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 29, 2014 by 1.00% (from 4.10% to 3.10%) would have increased the projected benefit obligation of our pension plan by approximately $3.7 million. Increasing the discount rate assumption used to determine the funded status as of March 29, 2014 by 1.00% (from 4.10% to 5.10%) would have reduced the projected benefit obligation of our pension plan by approximately $3.0 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our long-term target allocation of plan assets is 70% equity and 30% fixed income investments.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	1.04%	0.68%	0.98%
Expected volatility	45.2%	47.8%	47.6%

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in fiscal 2014 compared to approximately 12% of our net sales in fiscal 2013. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of March 29, 2014, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 29, 2014 and March 30, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut

May 28, 2014

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 29, 2014	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$121,207	$114,480
Short-term investments	2,419	1,298
Accounts receivable, net of allowance for doubtful accounts of $1,060 in 2014 and $1,719 in 2013	75,642	68,943
Inventory	198,021	174,585
Deferred income taxes	12,611	9,864
Prepaid expenses and other current assets	7,645	4,351
Total current assets	417,545	373,521
Property, plant and equipment, net	137,154	116,118
Goodwill	43,452	34,713
Intangible assets, net of accumulated amortization of $12,821 in 2014 and $10,783 in 2013	14,617	11,158
Other assets	8,225	6,932
Total assets	$620,993	$542,442

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 29, 2014	March 30, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,326	$25,259
Accrued expenses and other current liabilities	17,220	20,069
Current portion of long-term debt	1,274	1,240
Total current liabilities	42,820	46,568
Long-term debt, less current portion	9,173	9,060
Deferred income taxes	9,779	4,236
Other non-current liabilities	20,769	20,383
Total liabilities	82,541	80,247
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2014 and 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2014 and 2013; issued and outstanding shares: 23,524,028 in 2014 and 23,277,928 in 2013	235	233
Additional paid-in capital	246,152	234,151
Accumulated other comprehensive income	2,365	(3,469)
Retained earnings	301,942	241,734
Treasury stock, at cost, 317,817 shares in 2014 and 289,234 shares in 2013	(12,242)	(10,454)
Total stockholders' equity	538,452	462,195
Total liabilities and stockholders' equity	$620,993	$542,442

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net sales	$418,886	$403,051	$397,511
Cost of sales	254,089	250,122	256,931
Gross margin	164,797	152,929	140,580
Operating expenses:
Selling, general and administrative	71,969	65,751	61,303
Other, net	4,178	9,077	1,629
Total operating expenses	76,147	74,828	62,932
Operating income	88,650	78,101	77,648
Interest expense, net	1,019	868	1,045
Other non-operating expense (income)	(122)	(2,955)	624
Income before income taxes	87,753	80,188	75,979
Provision for income taxes	27,545	23,846	25,982
Net income	$60,208	$56,342	$49,997
Net income per common share:
Basic	$2.63	$2.52	$2.28
Diluted	$2.59	$2.47	$2.23
Weighted average common shares:
Basic	22,874,842	22,401,068	21,880,554
Diluted	23,244,241	22,810,793	22,390,914

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net income	$60,208	$56,342	$49,997
Pension and postretirement liability adjustments, net of taxes	982	(707)	(1,692)
Change in fair value of derivatives, net of taxes	—	14	137
Change in unrealized loss on investments, net of taxes	131	129	(68)
Foreign currency translation adjustments	4,721	(3,974)	312
Total comprehensive income	$66,042	$51,804	$48,686

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at April 2, 2011	22,092,011	$221	$197,644	$2,380	$135,395	(186,658)	$(5,573)	$330,067
Net income	—	—	—	—	49,997	—	—	49,997
Stock-based compensation	—	—	4,121	—	—	—	—	4,121
Exercise of equity awards	123,684	2	2,811	—	—	(15,613)	(629)	2,184
Change in net prior service cost and actuarial losses, net of tax benefit of $1,047	—	—	—	(1,692)	—	—	—	(1,692)
Issuance of restricted stock	111,600	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $88	—	—	—	137	—	—	—	137
Income tax benefit on exercise of non-qualified common stock options	—	—	757	—	—	—	—	757
Unrealized loss on investments, net of tax benefit of $41	—	—	—	(68)	—	—	—	(68)
Currency translation adjustments, net of taxes of $6	—	—	—	312	—	—	—	312
Balance at March 31, 2012	22,327,295	223	205,333	1,069	185,392	(202,271)	(6,202)	385,815
Net income	—	—	—	—	56,342	—	—	56,342
Stock-based compensation	—	—	5,288	—	—	—	—	5,288
Exercise of equity awards	829,783	10	16,406	—	—	(86,963)	(4,252)	12,164
Change in net prior service cost and actuarial losses, net of tax benefit of $358	—	—	—	(707)	—	—	—	(707)
Issuance of restricted stock	120,850	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $8	—	—	—	14	—	—	—	14
Income tax benefit on exercise of non-qualified common stock options	—	—	7,124	—	—	—	—	7,124
Unrealized gain on investments, net of taxes of $86	—	—	—	129	—	—	—	129
Currency translation adjustments, net of tax benefit of $10	—	—	—	(3,974)	—	—	—	(3,974)
Balance at March 30, 2013	23,277,928	233	234,151	(3,469)	241,734	(289,234)	(10,454)	462,195
Net income	—	—	—	—	60,208	—	—	60,208
Stock-based compensation	—	—	5,833	—	—	—	—	5,833
Exercise of equity awards	184,000	2	4,606	—	—	(28,583)	(1,788)	2,820
Change in net prior service cost and actuarial losses, net of taxes of $141	—	—	—	982	—	—	—	982
Issuance of restricted stock	62,100	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	1,562	—	—	—	—	1,562
Unrealized gain on investments, net of taxes of $87	—	—	—	131	—	—	—	131
Currency translation adjustments, net of tax benefit of $13	—	—	—	4,721	—	—	—	4,721
Balance at March 29, 2014	23,524,028	$235	$246,152	$2,365	$301,942	(317,817)	$(12,242)	$538,452

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$60,208	$56,342	$49,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,063	13,166	12,699
Excess tax benefits from stock-based compensation	(1,562)	(7,124)	(757)
Deferred income taxes	364	(906)	(119)
Amortization of intangible assets	1,924	1,553	1,491
Amortization of deferred financing costs	325	325	325
Stock-based compensation	5,833	5,288	4,121
(Gain) loss on disposition of assets	(31)	6,301	(10)
Gain on acquisition	—	(327)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,990)	2,696	(12,434)
Inventory	(17,024)	(15,527)	(14,293)
Prepaid expenses and other current assets	(3,450)	(174)	1,065
Other non-current assets	(3,418)	(1,934)	(1,815)
Accounts payable	(2,986)	607	413
Accrued expenses and other current liabilities	(2,321)	8,333	3,481
Other non-current liabilities	3,040	(2,357)	865
Net cash provided by operating activities	47,975	66,262	45,029
Cash flows from investing activities:
Purchase of property, plant and equipment	(28,920)	(42,017)	(17,841)
Purchase of short-term investments	(729)	(1,791)	—
Proceeds from sale or maturities of short-term investments	—	493	3,883
Acquisition of businesses, net of cash acquired	(17,568)	(2,628)	—
Proceeds from sale of assets	100	763	297
Net cash used in investing activities	(47,117)	(45,180)	(13,661)
Cash flows from financing activities:
Net decrease in revolving credit facility	—	—	(30,000)
Proceeds from notes payable	—	9,892	(255)
Payments of notes payable	(505)	(538)	—
Repurchase of common stock	(1,788)	(4,252)	(629)
Exercise of stock options	4,608	16,416	2,813
Excess tax benefits from stock-based compensation	1,562	7,124	757
Other, net	(93)	11	(72)
Net cash provided by (used in) financing activities	3,784	28,653	(27,386)
Effect of exchange rate changes on cash	2,085	(3,876)	664
Cash and cash equivalents:
Increase during the year	6,727	45,859	4,646
Cash, at beginning of year	114,480	68,621	63,975
Cash, at end of year	$121,207	$114,480	$68,621

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2014, no one customer accounted for more than 7% of the Company’s net sales as compared to no more than 6% and 8% of the Company’s net sales in fiscal 2013 and 2012, respectively. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

2.	Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), Schaublin Holdings S.A. and its wholly-owned subsidiaries (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), RBC CBS Coastal Bearing Services LLC (“CBS”), RBC Aerostructures (“RAS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”) and RBC Turbine Components LLC (“TCI”), as well as its Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), RBC Aerocomponents (“RAC”) and PIC Design (“PIC Design”) divisions of RBCA. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2014, 2013, and 2012 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company has concluded that it was appropriate to classify certain accounts receivables as other current assets. Accordingly, the Company had revised the classification to report these receivables under the prepaid expenses and other current assets caption on the Consolidated Balance Sheet. Corresponding reclassifications have also been made to the Consolidated Statement of Cash Flows to reflect the reclassification and this change in classification does not affect previously reported cash flows from operations, and had no effect on the previously reported Consolidated Statement of Operations for any period.

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company accounts for inventory under a full absorption method, and records adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 5% and 4% of accounts receivables at March 29, 2014 and March 30, 2013, respectively.

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

All derivatives are recorded in the consolidated balance sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge. As of March 29, 2014, the Company held no derivatives.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net income	$60,208	$56,342	$49,997

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,874,842	22,401,068	21,880,554
Effect of dilution due to employee stock options	369,399	409,725	510,360
Denominator for diluted net income per common share—adjusted weighted-average shares	23,244,241	22,810,793	22,390,914
Basic net income per common share	$2.63	$2.52	$2.28
Diluted net income per common share	$2.59	$2.47	$2.23

At March 29, 2014, 193,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 30, 2013, 207,700 employee stock options and 300 restricted shares have been excluded from the calculation of diluted earnings per share. At March 31, 2012, 200,900 employee stock options and 700 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions, which were not material for any of the fiscal years presented, are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2014, 2013 and 2012 amounted to $10,045, $6,099, and $7,778, respectively. Net assets of the Company's foreign operations were $106,553 and $87,624 at March 29, 2014 and March 30, 2013, respectively.

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

The financial assets and liabilities that are measured on a recurring basis in fiscal 2013 and 2012 consist of the Company’s forward contracts and average rate options. The Company has measured the fair value of these forward contracts and average rate options using observable market inputs such as spot and forward rates (as provided by the financial institution with which these instruments has been executed). Based on these inputs, these instruments are classified as Level 2 of the valuation hierarchy. As of March 29, 2014, the Company held no forward contracts or average rate options.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, prepaids and other current assets, and accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company's borrowings under its JP Morgan Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not changed.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 30, 2013	$4,116	$(7,714)	$129	$(3,469)
Other comprehensive income before reclassifications	4,721	552	131	5,404
Amounts reclassified from accumulated other comprehensive income (loss)	—	430	—	430
Net current period other comprehensive income	4,721	982	131	5,834
Balance at March 29, 2014	$8,837	$(6,732)	$260	$2,365

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions and Dispositions

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets. TCI’s net sales for the last calendar year were approximately $4,000. The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641), and noncurrent liabilities ($766). The purchase price allocation, which resulted in goodwill of $2,821, is deductible for tax purposes. TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events. The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date. The current fair value of the contingent consideration is determined to be $766. Proforma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

On August 16, 2013, the Company acquired Climax Metal Products Company (“CMP”) located in Mentor, Ohio for $13,646. The purchase price included $10,672 in cash and $2,974 of debt. CMP is a manufacturer of precision shaft collars, rigid couplings, keyless locking devices, and bearings for the industrial markets. CMP’s net sales for the last calendar year were approximately $14,100. The purchase price allocation is as follows: accounts receivable ($1,206), inventory ($4,509), other current assets ($73), fixed assets ($2,466), goodwill ($5,623), intangible assets ($3,904), other non-current assets ($10), other current liabilities ($2,171), and noncurrent liabilities ($1,974). The purchase price allocation, which resulted in goodwill of $5,623, is not deductible for tax purposes. CMP is included in the Ball Bearings segment. Proforma net sales and net income inclusive of CMP are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

Short-term investments include equity and fixed-income securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy. The amortized cost basis approximates fair value due to their short-term maturities.

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 29, 2014	$1,719	$297	$105	$(1,061)	$1,060
March 30, 2013	1,816	444	240	(781)	$1,719
March 31, 2012	1,490	473	10	(157)	1,816

*Foreign currency and acquisition transactions.

6.	Inventory

Inventories are summarized below:

	March 29, 2014	March 30, 2013
Raw materials	$18,001	$16,966
Work in process	46,134	41,882
Finished goods	133,886	115,737
	$198,021	$174,585

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 29, 2014	March 30, 2013
Land	$14,543	$13,755
Buildings and improvements	68,941	54,685
Machinery and equipment	177,592	158,752
	261,076	227,192
Less: accumulated depreciation and amortization	123,922	111,074
	$137,154	$116,118

8.	Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company reached a decision to consolidate and restructure its large bearing manufacturing facilities and capacity. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of the Texas facility into the South Carolina operation will strengthen and bring critical engineering and manufacturing mass to the large bearing product line. The consolidation and restructuring includes: (1) consolidation of the machinery and equipment from Texas into South Carolina resulting in a certain portion being impaired and the remaining portion used to service the large bearing product offering; (2) sale or lease of the Texas building; and (3) a reduction in workforce in Texas due to the realignment. The majority of the expense associated with the consolidation and restructuring was incurred in fiscal 2013 and with continued effort to sell the equipment and sell or lease the building incurred in fiscal 2014 and to be completed in fiscal 2015. As a result, the Company recorded a pre-tax charge of $6,738 under operating expenses in the Other, net category of the income statement for fiscal 2013 associated with this consolidation and restructuring. This charge included $466 in employee related costs, $100 in moving and relocation costs and $6,172 impairment to fair value of certain equipment used in the manufacturing of large bearings all attributable to the Ball Bearings segment. The Company determined that the market approach was the most appropriate method to estimate the fair value for the equipment and building using comparable sales data and actual quotes from potential buyers in the market place. These assets continue to be classified in fixed assets on the March 29, 2014 balance sheet. The Company incurred period costs of $1,787 in fiscal 2014, bringing the total incurred due to the restructuring and consolidation to $8,525. The Company will continue to incur operational costs such as depreciation, utilities and maintenance until the building is sold or leased.

9.	Goodwill and Amortizable Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Other	Total
March 30, 2013	$15,684	$17,190	$671	$1,168	$34,713
Acquisitions	—	2,821	5,623	—	8,444
Other	336	630	(671)	—	295
March 29, 2014	$16,020	$20,641	$5,623	$1,168	$43,452

Intangible Assets

		March 29, 2014		March 30, 2013
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,266	$3,099	$6,077	$2,607
Customer relationships and lists	13	9,417	4,018	5,999	3,429
Trade names	13	2,230	1,237	1,380	1,102
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,077	2,422	6,168	1,866
Domain names	10	437	255	437	211
Other	4	1,289	1,068	1,158	846
Total		$27,438	$12,821	$21,941	$10,783

Amortization expense for definite-lived intangible assets during fiscal year 2014, 2013 and 2012 was $1,924, $1,553, and $1,491, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2015	$1,970
2016	1,943
2017	1,833
2018	1,711
2019	1,489
2020 and thereafter	5,671

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 29, 2014	March 30, 2013
Employee compensation and related benefits	$8,124	$7,594
Taxes	3,778	4,285
Insurance	1,523	1,456
Other	3,795	6,734
	$17,220	$20,069

11.	Debt

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of March 29, 2014 was 8,603 CHF, or $9,697.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 29, 2014, the Company’s margin was 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 29, 2014, the Company was in compliance with all such covenants.

Approximately $4,348 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 29, 2014, RBCA had the ability to borrow up to an additional $145,652 under the JP Morgan Credit Agreement.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,509, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 29, 2014, there were no borrowings under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	March 29, 2014	March 30, 2013
Notes payable	$10,447	$10,300
Total debt	10,447	10,300
Less: current portion	1,274	1,240
Long-term debt	$9,173	$9,060

The current portion of long-term debt as of March 29, 2014 includes the current portion of the Schaublin mortgage and a $750 note payable related to the AllPower acquisition. The current portion of long-term debt as of March 30, 2013 includes the current portion of the Schaublin mortgage and a $750 note payable related to the AllPower acquisition.

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 29, 2014	March 30, 2013
Non-current pension liability	$4,095	$5,341
Other postretirement benefits	2,757	2,906
Non-current income tax liability	5,988	6,727
Deferred compensation	6,730	5,202
Other	1,199	207
	$20,769	$20,383

13.	Pension Plan

At March 29, 2014, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 29, 2014	March 30, 2013
Cash and cash equivalents	$10,288	$16,872
U.S. equity mutual funds	6,742	—
Fixed income mutual funds	4,573	4,526
	$21,603	$21,398

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

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at March 29, 2014 and March 30, 2013:

	March 29, 2014	March 30, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$26,739	$25,443
Service cost	287	392
Interest cost	991	1,042
Actuarial (gain)/loss	(728)	1,164
Plan amendments	—	246
Benefits paid	(1,591)	(1,548)
Benefit obligation at end of year	$25,698	$26,739
Change in plan assets:
Fair value of plan assets at beginning of year	$21,398	$20,604
Actual return on plan assets	796	842
Employer contributions	1,000	1,500
Benefits paid	(1,591)	(1,548)
Fair value of plan assets at end of year	$21,603	$21,398

Underfunded status at end of year	$(4,095)	$(5,341)

Amounts recognized in the consolidated balance sheet:

Non-current assets	$—	$—
Non-current liabilities	(4,095)	(5,341)
Net liability recognized	$(4,095)	$(5,341)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$299	$369
Net actuarial loss	10,046	11,349
Accumulated other comprehensive loss	$10,345	$11,718

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2015:

Prior service cost	$66
Net actuarial loss	1,168
Total	$1,234

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended March 29, 2014:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Components of net periodic benefit cost:
Service cost	$287	$392	$359
Interest cost	991	1,042	1,166
Expected return on plan assets	(1,591)	(1,628)	(1,534)
Amortization of prior service cost	70	47	47
Amortization of losses	1,370	1,164	822
Net periodic benefit cost	$1,127	$1,017	$860

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2014	FY 2013	FY 2012
Discount rate	3.80%	4.20%	5.30%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%

The discount rate used in determining the funded status as of March 29, 2014 and March 30, 2013 was 4.10% and 3.80%, respectively.

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. Our long-term target allocation of plan assets is 70% equity and 30% fixed income investments.

The Company's investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2014:

2015	$1,559
2016	1,649
2017	1,655
2018	1,657
2019	1,703
2020-2024	8,710

Although no contributions are required for fiscal 2015, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 139 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2014, 2013 and 2012, the Company made contribution and premium payments equal to $825, $743 and $765, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, equal to 10% of the first 3.5% of eligible employee compensation, amounted to $733, $688 and $338 in fiscal 2014, 2013 and 2012, respectively. The amount for fiscal 2014 included a $300 discretionary match made by the Company.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. The Company had temporarily suspended the employer contribution to this plan effective January 1, 2009 and contributions remained suspended during fiscal 2010 and fiscal 2011. At the beginning of fiscal year 2012, the Company resumed employer contributions which equaled the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $162 in fiscal 2014 and 2013.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 29, 2014 and March 30, 2013:

	March 29, 2014	March 30, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$3,136	$2,958
Service cost	48	50
Interest cost	111	122
Actuarial (gain) loss	(154)	184
Benefits paid	(151)	(178)
Benefit obligation at end of year	$2,990	$3,136

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	151	178
Benefits paid	(151)	(178)
Fair value of plan assets at end of year	$—	$—

(Under) funded status at end of year	$(2,990)	$(3,136)
Amounts recognized in the consolidated balance sheet:
Current liability	$(233)	$(230)
Non-current liability	(2,757)	(2,906)
Net liability recognized	$(2,990)	$(3,136)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$28	$31
Net actuarial loss	367	561
Accumulated other comprehensive loss	$395	$592

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2015:
Prior service cost	3
Net actuarial loss	30
Total	$33

	Fiscal Year Ended
Components of net periodic benefit cost:	March 29, 2014	March 30, 2013	March 31, 2012
Service cost	$48	$50	$40
Interest cost	111	122	137
Prior service cost amortization	3	3	3
Amount of loss recognized	39	42	22
Net periodic benefit cost	$201	$217	$202

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 4.10% at March 29, 2014 and 3.80% at March 30, 2013. The discount rate used in determining the net periodic benefit cost was 3.80% for fiscal 2014, 4.20% for fiscal 2013, and 5.30% for fiscal 2012. The RP-2000 Combined Mortality Table was used to determine the postretirement net periodic benefit costs in fiscal 2014, 2013 and 2012.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2014:

2015	$233
2016	246
2017	238
2018	238
2019	244
2020-2024	1,034

15.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Domestic	$74,975	$71,993	$65,878
Foreign	12,778	8,195	10,101
	$87,753	$80,188	$75,979

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Current:
Federal	$22,835	$21,808	$22,012
State	1,292	1,385	2,562
Foreign	3,054	1,559	1,527
	27,181	24,752	26,101
Deferred:
Federal	694	(1,000)	(1,347)
State	(9)	(253)	433
Foreign	(321)	347	795
	364	(906)	(119)
Total	$27,545	$23,846	$25,982

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Income taxes using U.S. federal statutory rate	$30,714	$28,066	$26,593
State income taxes, net of federal benefit	942	714	2,040
Domestic production activities deduction	(2,300)	(2,228)	(2,211)
Foreign rate differential	(1,739)	(962)	(1,214)
U.S. unrecognized tax positions	(295)	(2,410)	—
Other	223	666	774
	$27,545	$23,846	$25,982

Net deferred tax assets (liabilities) consist of the following:

	March 29, 2014	March 30, 2013
Deferred tax assets (liabilities):
Postretirement benefits	$1,017	$1,065
Employee compensation accruals	2,111	2,528
Net operating losses	1,764	1,651
Inventory	10,126	9,185
Stock compensation	3,789	3,399
Pension	1,531	2,001
State tax	1,836	2,043
Other	1,963	(182)
Valuation allowance	(1,594)	(1,204)
Total deferred tax assets	22,543	20,486

Deferred tax liabilities:	March 29, 2014	March 30, 2013
Property, plant and equipment	(13,157)	(9,399)
Intangible assets	(6,537)	(5,443)
Total deferred tax liabilities	(19,694)	(14,842)
Net deferred tax assets	$2,849	$5,644

A valuation allowance has been recorded on certain foreign net operating losses, state credits and state net operating losses as it is more likely than not that these items will not be utilized. For the Company’s fiscal year ended March 29, 2014 the valuation allowance increased by $390 of which $252 pertained to foreign net operating losses and $138 pertained to state credits and state net operating losses. For the Company’s fiscal year ended March 30, 2013, the valuation allowance increased by $851 which pertained to foreign net operating losses.

The Company has determined that its undistributed foreign earnings of approximately $69,828 at March 29, 2014 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations. In fiscal 2013, Schaublin received a favorable tax arrangement in Switzerland pertaining to the acceleration of depreciation which resulted in a current tax benefit of $348.

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

At March 29, 2014, the Company has state net operating losses in different jurisdictions at varying amounts up to $10,194, which expire at various dates through 2028.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2006. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2012. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 31, 2011 was completed during fiscal 2014 and the federal statute of limitations for the year ended March 31, 2010 expired during fiscal 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	March 29, 2014	March 30, 2013	March 31, 2012
Balance, Beginning of Year	$5,892	$9,974	$8,988

Gross increases– tax positions taken during a prior period	768	592	252
Gross increases– tax positions taken during the current period	853	536	751
Decreases due to settlement with taxing authorities	(1,182)	(4,636)	—
Decreases due to lapse of the applicable statute of limitations	(1,081)	(574)	(17)

Balance, End of Year	$5,250	$5,892	$9,974

If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 29, 2014 and March 30, 2013 would affect the effective income tax rate.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a benefit of $97 and $398 of interest and penalties on its statement of operations for the fiscal years ended March 29, 2014 and March 30, 2013, respectively. The Company has approximately $738 and $835 of accrued interest and penalties at March 29, 2014 and March 30, 2013 respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 28, 2015 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to state credits and state tax, is estimated to be $448.

16.	Stockholders' Equity

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the Board of Directors (the “Board”)) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expired in July 2011, was governed by the Company’s Board or a committee to which the Board delegates its responsibilities. As of March 29, 2014, there were outstanding options to purchase 8,750 shares of common stock granted under the 2001 Stock Option Plan, all of which were exercisable. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the Plan.

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

1,139,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. An amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,139,170 to 1,639,170 was approved by shareholder vote in September 2006. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,639,170 to 2,239,170 was approved by shareholder vote in September 2007. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s Compensation Committee will administer the plan. The Company’s Board also has the authority to administer the plan and to take all actions that the Compensation Committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

2013 Long-Term Incentive Plan

The 2013 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The purpose of the plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

1,500,000 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s Compensation Committee will administer the plan. The Company’s Board also has the authority to administer the plan and to take all actions that the Compensation Committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

Stock Options. Under the 2005 Long-Term Incentive Plan, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 29, 2014, there were outstanding options to purchase 1,112,735 shares of common stock granted under the 2005 Long-Term Incentive Plan, 568,370 of which were exercisable. There were no outstanding options under the 2013 Long-Term Incentive Plan.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 29, 2014, there were 209,442 shares of restricted stock outstanding. Under the 2013 Long-Term Incentive Plan, there were 8,000 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of March 29, 2014 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 30, 2013	1,114,585	$29.91	4.2	$23,021
Awarded	193,500	51.51
Exercised	(184,000)	25.04
Forfeitures	(2,600)	25.26
Outstanding, March 29, 2014	1,121,485	$34.44	4.2	$31,995

Exercisable, March 29, 2014	577,120	$26.33	2.7	$21,145

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	1.04%	0.68%	0.98%
Expected volatility	45.2%	47.8%	47.6%

The weighted average fair value per share of options granted was $20.76 in fiscal 2014, $18.71 in fiscal 2013 and $15.43 in fiscal 2012.

As of March 29, 2014, there was $7,809 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.4 years. The total fair value of options that vested in fiscal 2014, 2013 and 2012 was $9,570, $9,138 and $12,045, respectively. The total intrinsic value of options exercised in fiscal 2014, 2013 and 2012 was $6,954, $23,698 and $2,393, respectively.

Of the total awards outstanding at March 29, 2014, 1,100,722 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $34.43, an intrinsic value of $31,412, and a weighted average contractual term of 4.2 years.

A summary of the status of the Company’s restricted stock outstanding as of March 29, 2014 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 30, 2013	218,478	$42.23
Granted	63,000	53.68
Vested	(63,136)	41.25
Forfeitures	(900)	43.30
Non-vested, March 29, 2014	217,442	$45.92

The Company recorded $1,922 (net of taxes of $1,151) in compensation in fiscal 2014 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $7,868 at March 29, 2014. This cost is expected to be recognized over a weighted average period of approximately 2.7 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,377, $3,886 and $4,627 in fiscal 2014, 2013 and 2012, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2014, 2013 and 2012 aggregated $1,622, $1,349 and $1,235, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2015	$3,955
2016	3,135
2017	2,346
2018	1,659
2019	824
2020 and thereafter	2,171

As of March 29, 2014, approximately 11% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2014, 2013 and 2012, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2015 or 2016.

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

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its cash flows, financial position or results of operations. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. As of March 29, 2014, the estimate for a loss exceeding any amounts already recognized is immaterial. The Company currently maintains insurance coverage for product liability claims.

18.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Gain (loss) on impairment or disposition of assets	$(31)	$6,301	$(10)
Plant consolidation and restructuring costs	1,917	1,261	97
Provision for doubtful accounts	138	173	246
Amortization of intangibles	1,924	1,553	1,491
Other expense (income)	230	(211)	(195)
	$4,178	$9,077	$1,629

19.	Reportable Segments

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

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net External Sales
Plain	$223,099	$215,963	$200,141
Roller	115,806	115,021	123,803
Ball	49,555	41,366	42,330
Other	30,426	30,701	31,237
	$418,886	$403,051	$397,511
Gross Margin
Plain	$85,158	$85,419	$72,875
Roller	48,785	45,107	45,233
Ball	18,125	9,427	9,240
Other	12,729	12,976	13,232
	$164,797	$152,929	$140,580

Selling, General and Administrative Expenses
Plain	$17,923	$15,336	$14,453
Roller	6,892	6,741	6,282
Ball	4,511	3,030	3,383
Other	3,991	3,720	4,006
Corporate	38,652	36,924	33,179
	$71,969	$65,751	$61,303
Operating Income
Plain	$66,343	$69,046	$57,920
Roller	41,630	37,592	41,062
Ball	11,732	(188)	3,498
Other	8,968	8,998	9,018
Corporate	(40,023)	(37,347)	(33,850)
	$88,650	$78,101	$77,648
Total Assets
Plain	$441,770	$377,382	$312,678
Roller	207,676	190,431	163,475
Ball	44,119	39,978	47,382
Other	42,861	34,799	30,386
Corporate	(115,433)	(100,148)	(94,403)
	$620,993	$542,442	$459,518
Capital Expenditures
Plain	$15,990	$25,895	$5,971
Roller	3,894	4,939	4,304
Ball	1,424	2,812	1,486
Other	3,991	6,257	5,403
Corporate	3,621	2,114	677
	$28,920	$42,017	$17,841
Depreciation & Amortization
Plain	$6,742	$4,919	$4,516
Roller	3,392	4,471	4,555
Ball	1,799	2,743	2,636
Other	1,856	1,594	1,476
Corporate	1,198	992	1,007
	$14,987	$14,719	$14,190
Geographic External Sales
Domestic	$351,418	$345,450	$339,504
Foreign	67,468	57,601	58,007
	$418,886	$403,051	$397,511

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Geographic Long-Lived Assets
Domestic	$105,018	$93,468	$86,026
Foreign	32,136	22,650	7,347
	$137,154	$116,118	$93,373
Intersegment Sales
Plain	$3,807	$3,135	$2,554
Roller	17,794	17,099	16,510
Ball	1,976	2,524	1,788
Other	26,574	24,565	23,823
	$50,151	$47,323	$44,675

All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 29, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2014 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 29, 2014.

The effectiveness of our internal control over financial reporting as of March 29, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows, for each of the three years in the period ended March 29, 2014, and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Hartford, Connecticut
May 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 29, 2014 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 29, 2014 and March 30, 2013

Consolidated Statements of Operations for the years ended March 29, 2014, March 30, 2013, and March 31, 2012

Consolidated Statements of Comprehensive Income for the years ended March 29, 2014, March 30, 2013, and March 31, 2012

Consolidated Statements of Stockholders’ Equity for the years ended March 29, 2014, March 30, 2013, and March 31, 2012

Consolidated Statements of Cash Flows for the years ended March 29, 2014, March 30, 2013, and March 31, 2012 Notes to Consolidated Financial Statements

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

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated's Registration Statement on Form S-1, file No. 333-124824 (the "Registration Statement") dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated's Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

10.3	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.4	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.

10.5	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.6	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.7	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.8	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.

10.9	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.

10.10	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.

10.11	Collective Bargaining Agreement effective February 1, 2013 between Heim Bearing division of Roller Bearing Company of America, Inc. and The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U. A. W., and Amalgamated Local 376, UAW filed as Exhibit 10.1 to Form 8-K dated December 10, 2012 is hereby incorporated by reference herein.

10.12	Amended and Restated Employment Agreement, effective April 1, 2013, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. filed as Exhibit 10.1 to Form 8 K dated July 2, 2013 is hereby incorporated by reference herein.

10.13	RBC Bearings Incorporated 2013 Long Term Incentive Plan (Amended and Restated as of August 21, 2013), filed as Exhibit 10.1 on Form 8-K dated August 21, 2013 is hereby incorporated by reference herein.

10.14	May 16, 2014 amendment to Credit Agreement, dated as of November 30, 2010 by and between the Company, RBCA, certain Lenders signatory thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners filed as Exhibit 10.1 on Form 8-K dated May 16, 2014 is hereby incorporated by reference herein.

16.1	Letter to the Securities and Exchange Commission, dated June 10, 2010, from Ernst & Young LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated June 15, 2010 is hereby incorporated by reference herein.

16.2	Letter to the Securities and Exchange Commission, dated January 27, 2011 from PricewaterhouseCoopers LLP relating to the change in RBC Bearings Incorporated’s independent registered public accounting firm filed as Exhibit 16.1 to Form 8-K dated January 27, 2011 is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 28, 2014

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial and Accounting Officer)
Date: May 28, 2014

/s/ Thomas M. Burigo	Corporate Controller
Thomas M. Burigo
Date: May 28, 2014

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 28, 2014

/s/ Alan B. Levine	Director
Alan B. Levine
Date: May 28, 2014

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 28, 2014

/s/ Dr. Thomas J. O’Brien	Director
Dr. Thomas J. O'Brien
Date: May 28, 2014

/s/ MITCHELL I. Quain	Director
Mitchell I. Quain
Date: May 28, 2014

/s/ EDWARD D. STEWART	Director
Edward D. Stewart
Date: May 28, 2014

