Form 10-Q
period 2014-06-28
RBC Bearings INC
filed 2014-08-07
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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

As of July 25, 2014, RBC Bearings Incorporated had 23,445,633 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 28, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,154	$121,207
Short-term investments	2,383	2,419
Accounts receivable, net of allowance for doubtful accounts of $1,013 at June 28, 2014 and $1,060 at March 29, 2014	73,082	75,642
Inventory	201,362	198,021
Deferred income taxes	12,542	12,611
Prepaid expenses and other current assets	5,729	7,645
Total current assets	397,252	417,545
Property, plant and equipment, net	136,940	137,154
Goodwill	43,452	43,452
Intangible assets, net of accumulated amortization of $13,353 at June 28, 2014 and $12,821 at March 29, 2014	14,376	14,617
Other assets	8,493	8,225
Total assets	$600,513	$620,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,508	$24,326
Accrued expenses and other current liabilities	22,716	17,220
Current portion of long-term debt	1,271	1,274
Total current liabilities	47,495	42,820
Deferred income taxes	9,894	9,779
Long-term debt, less current portion	8,987	9,173
Other non-current liabilities	20,587	20,769
Total liabilities	86,963	82,541

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 28, 2014 and March 29, 2014; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 28, 2014 and March 29, 2014; issued and outstanding shares: 23,684,564 at June 28, 2014 and 23,524,028 at March 29, 2014	237	235
Additional paid-in capital	252,738	246,152
Accumulated other comprehensive income (loss)	1,817	2,365
Retained earnings	271,948	301,942
Treasury stock, at cost, 333,622 shares at June 28, 2014 and 317,817 shares at March 29, 2014	(13,190)	(12,242)
Total stockholders' equity	513,550	538,452
Total liabilities and stockholders' equity	$600,513	$620,993

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net sales	$112,984	$102,668
Cost of sales	69,163	62,199
Gross margin	43,821	40,469
Operating expenses:
Selling, general and administrative	18,996	16,984
Other, net	614	1,187
Total operating expenses	19,610	18,171
Operating income	24,211	22,298
Interest expense, net	224	241
Other non-operating (income) expense	(267)	(192)
Income before income taxes	24,254	22,249
Provision for income taxes	8,234	7,133
Net income	$16,020	$15,116
Net income per common share:
Basic	$0.70	$0.66
Diluted	$0.69	$0.65
Weighted average common shares:
Basic	23,005,437	22,786,979
Diluted	23,364,455	23,101,243
Dividends per share	$2.00	—

See accompanying notes.

4

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net income	$16,020	$15,116
Pension and postretirement liability adjustments, net of taxes	199	(229)
Unrealized gain (loss) on investments, net of taxes	72	(46)
Foreign currency translation adjustments	(819)	778
Total comprehensive income	$15,472	$15,619

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$16,020	$15,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,561	3,342
Excess tax benefits from stock-based compensation	(2,444)	(411)
Deferred income taxes	185	(982)
Amortization of intangible assets	497	393
Amortization of deferred financing costs	81	81
Stock-based compensation	1,767	1,220
Gain on disposition or sale of assets	(1)	(18)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,500	212
Inventory	(3,139)	(5,972)
Prepaid expenses and other current assets	1,857	(354)
Other non-current assets	(794)	(100)
Accounts payable	(804)	(1,779)
Accrued expenses and other current liabilities	8,005	6,651
Other non-current liabilities	(370)	(18)
Net cash provided by operating activities	26,921	17,381

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,488)	(5,801)
Purchase of short-term investments	—	(729)
Proceeds from sale of assets	3	29
Net cash used in investing activities	(3,485)	(6,501)

Cash flows from financing activities:
Exercise of stock options	2,377	357
Excess tax benefits from stock-based compensation	2,444	411
Repurchase of common stock	(948)	(109)
Payment of term loan	(132)	(123)
Dividends paid to shareholders	(46,014)	—
Other, net	(10)	(29)
Net cash (used in) provided by financing activities	(42,283)	507

Effect of exchange rate changes on cash	(206)	214

Cash and cash equivalents:
(Decrease) increase during the period	(19,053)	11,601
Cash, at beginning of period	121,207	114,480
Cash, at end of period	$102,154	$126,081

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 29, 2014 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of fiscal 2014, the Company concluded that it was appropriate to classify certain accounts receivables as other current assets. Accordingly, the Company had revised the classification to report these receivables under the Prepaid expenses and other current assets caption. Corresponding reclassifications have also been made to the Consolidated Statement of Cash Flows for the three months ended June 29, 2013 to reflect the reclassification and this change in classification does not affect previously reported cash flows from operations, and had no effect on the previously reported Consolidated Statement of Operations for any period.

The results of operations for the three month period ended June 28, 2014 are not necessarily indicative of the operating results for the full year. The three month periods ended June 28, 2014 and June 29, 2013 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2013. As such, it is adopted by the Company beginning in its first quarter of fiscal 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016 with no early adoption permitted. We have not determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.

1. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, valuation of available for sale investments, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 29, 2014	$8,837	$(6,732)	$260	$2,365
Other comprehensive income (loss) before reclassifications (net of taxes)	(819)	203	72	(544)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	—	(4)
Net current period other comprehensive income (loss)	(819)	199	72	(548)
Balance at June 28, 2014	$8,018	$(6,533)	$332	$1,817

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 28, 2014	June 29, 2013

Net income	$16,020	$15,116

Denominator for basic net income per common share—weighted-average shares outstanding	23,005,437	22,786,979
Effect of dilution due to employee stock options	359,018	314,264
Denominator for diluted net income per common share — weighted-average shares outstanding	23,364,455	23,101,243

Basic net income per common share	$0.70	$0.66

Diluted net income per common share	$0.69	$0.65

At June 28, 2014, 227,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At June 29, 2013, 394,300 employee stock options and 52,000 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 28, 2014	March 29, 2014
Raw materials	$18,678	$18,001
Work in process	46,103	46,134
Finished goods	136,581	133,886
	$201,362	$198,021

5. Intangible Assets

	Weighted	June 28, 2014		March 29, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$6,319	$3,229	$6,266	$3,099
Customer relationships and lists	13	9,426	4,191	9,417	4,018
Trade names	13	2,233	1,289	2,230	1,237
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,301	2,571	7,077	2,422
Domain names	10	437	266	437	255
Other	4	1,291	1,085	1,289	1,068
Total		$27,729	$13,353	$27,438	$12,821

Amortization expense for definite-lived intangible assets for the three month periods ended June 28, 2014 and June 29, 2013 was $497 and $393, respectively. Estimated amortization expense for the remaining nine months of fiscal 2015, the five succeeding fiscal years and thereafter is as follows:

2015	$1,474
2016	2,008
2017	1,898
2018	1,775
2019	1,552
2020	1,742
2021 and thereafter	3,927

6.  Debt

The balances payable under all borrowing facilities are as follows:

	June 28, 2014	March 29, 2014
Notes payable	$10,258	$10,447
Total debt	10,258	10,447
Less: current portion	1,271	1,274
Long-term debt	$8,987	$9,173

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of June 28, 2014 was 8,486 CHF, or $9,508.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of June 28, 2014, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 28, 2014, the Company was in compliance with all such covenants.

Approximately $4,908 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 28, 2014, RBCA had the ability to borrow up to an additional $145,092 under the JP Morgan Credit Agreement.

7. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 1, 2006. The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before March 31, 2012. A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal year ended April 2, 2011 was deemed effectively settled in the Company’s first quarter of the fiscal year ended March 29, 2014. An Internal Revenue Service examination for the Company’s fiscal year ended March 30, 2013 will commence in the Company’s second quarter of fiscal 2015; there is no defined conclusion date.

The effective income tax rates for the three month periods ended June 28, 2014 and June 29, 2013, were 34.0% and 32.1%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended June 29, 2013 of 32.1% includes discrete items of $382 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the three month period ended June 29, 2013 would have been 33.8%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $388.

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

	Three Months Ended
	June 28, 2014	June 29, 2013
Net External Sales
Plain	$59,873	$57,090
Roller	31,765	28,350
Ball	13,545	9,455
Other	7,801	7,773
	$112,984	$102,668
Gross Margin
Plain	$22,467	$22,234
Roller	12,791	12,299
Ball	5,427	3,008
Other	3,136	2,928
	$43,821	$40,469
Selling, General & Administrative Expenses
Plain	$4,762	$4,349
Roller	1,685	1,716
Ball	1,328	652
Other	980	1,056
Corporate	10,241	9,211
	$18,996	$16,984

Operating Income
Plain	$17,553	$17,603
Roller	10,952	10,503
Ball	3,953	1,663
Other	2,125	2,010
Corporate	(10,372)	(9,481)
	$24,211	$22,298
Geographic External Sales
Domestic	$95,046	$86,133
Foreign	17,938	16,535
	$112,984	$102,668
Intersegment Sales
Plain	$979	$924
Roller	4,983	4,873
Ball	552	325
Other	7,188	6,563
	$13,702	$12,685

All intersegment sales are eliminated in consolidation.

9.  Restructuring of Operations

In the fourth quarter of fiscal 2013, the Company consolidated its Texas facility into the South Carolina operation in order to strengthen and bring critical engineering and manufacturing mass to the large bearing product line. As a result, the Company recorded a pre-tax charge of $1,787 in fiscal 2014 and $6,738 in fiscal 2013 under operating expenses in the Other, net category of the income statement associated with this consolidation and restructuring. The Company leased the building in July 2014.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating costs; and (x) we may not pay cash dividends in the forseeable future. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 29, 2014. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our backlog, as of June 28, 2014, was $219.8 million compared to $218.9 million as of June 29, 2013. Our net sales for the three month period ended June 28, 2014 increased 10.0% compared to the same period last fiscal year. Our aerospace and defense markets increased 3.8% driven by commercial aircraft build rates. The diversified industrial market increased 19.3% driven by volume increases in mining, oil and gas, the general industrial markets and the acquisition of CMP.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of June 28, 2014, we had cash and cash equivalents of $102.2 of which approximately $39.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended
	June 28, 2014	June 29, 2013
Statement of Operations Data:
Net sales	100.0%	100.0%
Gross margin	38.8	39.4
Selling, general and administrative	16.8	16.5
Other, net	0.6	1.2
Operating income	21.4	21.7
Interest expense, net	0.2	0.2
Other non-operating (income) expense	(0.2)	(0.2)
Income before income taxes	21.4	21.7
Provision for income taxes	7.2	7.0

Net income	14.2	14.7

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

Three Month Period Ended June 28, 2014 Compared to Three Month Period Ended June 29, 2013

Net Sales.

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change

Plain Bearings	$59.9	$57.1	$2.8	4.9%
Roller Bearings	31.8	28.3	3.5	12.0%
Ball Bearings	13.5	9.5	4.0	43.3%
Other	7.8	7.8	0.0	0.4%
Total	$113.0	$102.7	$10.3	10.0%

Net sales for the first quarter of fiscal 2015 were $113.0 million, an increase of 10.0% from $102.7 million in the first quarter of fiscal 2014. The increase in net sales was mainly the result of a 19.3% increase in industrial sales and a 3.8% increase in aerospace and defense. Growth in industrial sales was driven by volume increases in mining, oil and gas, the general industrial markets, and the acquisition of CMP. Aerospace and defense increased 9.8% in OEM business driven by commercial aircraft build rates offset by a 15.7% decrease in distribution volume.

The Plain Bearings segment achieved net sales of $59.9 million in the three month period ended June 28, 2014, an increase of $2.8 million compared to $57.1 million for the same period in the prior fiscal year. Excluding the $1.2 million impact of acquisition volume from TCI, the net sales increase of $1.6 million for this segment was attributable to higher net sales to aerospace and defense customers of $1.4 million attributable to higher commercial build rates offset by a decline of $0.5 million in military vehicles. This segment was also favorably impacted by exchange rates of $0.7 million.

The Roller Bearings segment achieved net sales of $31.8 million in the three month period ended June 28, 2014, an increase of $3.5 million, compared to $28.3 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector increased by $2.3 million, and net sales to the aerospace and defense sector increased by $1.2 million. This segment was primarily affected by the higher activity in mining and oil and gas.

The Ball Bearings segment achieved net sales of $13.5 million in the three month period ended June 28, 2014, an increase of $4.0 million, or 43.3%, compared to $9.5 million for the same period in the prior fiscal year. Excluding the $3.8 million impact of acquisition volume from CMP, net sales increased $0.2 million, mainly due to the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.8 million for both the three month period ended June 28, 2014 and for the same period in the prior fiscal year.

Gross Margin.

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change

Plain Bearings	$22.5	$22.3	$0.2	1.0%
Roller Bearings	12.8	12.3	0.5	4.0%
Ball Bearings	5.4	3.0	2.4	80.4%
Other	3.1	2.9	0.2	7.1%
Total	$43.8	$40.5	$3.3	8.3%

Gross margin for the first quarter of fiscal 2015 was $43.8 million compared to $40.5 million for the same period last year. Gross margin as a percentage of net sales was 38.8% in the first quarter of fiscal 2015 compared to 39.4% for the same period last year. The decrease in gross margin percentage was attributable to an increase in sales from new industrial products that are in start-up mode.

Gross margin for the Plain Bearings segment was $22.5 million in the three month period ended June 28, 2014, versus $22.3 million for the comparable period in fiscal 2014. Excluding the impact of the TCI acquisition, gross margin as a percent of sales was 37.9% in the first quarter of fiscal 2015 compared to 38.9% for the same period last year. The decline in gross margin percentage was mainly attributable to product mix.

The Roller Bearings segment reported gross margin of $12.8 million, or 40.3%, in the three month period ended June 28, 2014 compared to $12.3 million, or 43.4%, in the same period in the prior fiscal year. The decline in gross margin percentage was primarily due to product mix.

The Ball Bearings segment reported gross margin of $5.4 million, or 40.1% of net sales, in the three month period ended June 28, 2014 versus $3.0 million, or 31.8%, in the same period in fiscal 2014. CMP contributed $1.4 million to this improved performance. Excluding this impact, this segment’s favorable performance was primarily attributable to $0.8 million of cost efficiencies and $0.2 million of product mix.

During the three month period ended June 28, 2014, the Other segment reported gross margin of $3.1 million, or 40.2% of net sales, compared to $2.9 million, or 37.7%, for the same period in the prior fiscal year. This gross margin performance was favorably impacted by $0.3 million of higher volume and favorable exchange rates of $0.1 million offset by $0.2 million of product mix. Performance in this segment was favorably impacted by improved net sales of machine tool collets mainly in Europe and the U.S.

Selling, General and Administrative.

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change

Plain Bearings	$4.8	$4.3	$0.5	9.5%
Roller Bearings	1.7	1.7	0.0	(1.8)%
Ball Bearings	1.3	0.7	0.6	103.7%
Other	1.0	1.1	(0.1)	(7.2)%
Corporate	10.2	9.2	1.0	11.2%
Total	$19.0	$17.0	$2.0	11.8%

SG&A for the first quarter of fiscal 2015 was $19.0 million, an increase of $2.0 million over $17.0 million for the same period last year. Excluding the $0.8 million impact of the two acquisitions, the increase of $1.2 million was attributable to $0.5 in incentive stock compensation, $0.4 in personnel-related expenses and $0.3 in other costs. As a percentage of net sales, SG&A was 16.8% for the first quarter of fiscal 2015 compared to 16.5% for the same period last year.

Other, Net. Other operating expenses for the first quarter of fiscal 2015 totaled $0.6 million compared to $1.2 million for the same period last year. For the first quarter of fiscal 2015 other operating expenses consisted of $0.5 million of amortization of intangibles, and $0.1 million of other expenses. For the same period last year, other operating expenses consisted of $0.6 million for the consolidation and restructuring of the large bearing facilities, $0.4 million of amortization of intangibles and $0.2 million in other expenses.

Operating Income.

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change

Plain Bearings	$17.6	$17.6	$0.0	(0.3)%
Roller Bearings	11.0	10.5	0.5	4.3%
Ball Bearings	4.0	1.7	2.3	137.7%
Other	2.0	2.0	0.0	5.7%
Corporate	(10.4)	(9.5)	(0.9)	(9.4)%
Total	$24.2	$22.3	$1.9	8.6%

Operating income for the first quarter of fiscal 2015 was $24.2 million compared to operating income of $22.3 million for the same period last year. As a percentage of net sales, operating income was 21.4% compared to 21.7% for the same period last year.

The Plain Bearings segment achieved an operating income of $17.6 million for both the three month period ended June 28, 2014 and for the same period in the prior fiscal year.

The Roller Bearings segment achieved an operating income of $11.0 million in the three month period ended June 28, 2014 compared to $10.5 million in the comparable period in fiscal 2014. This segment was primarily impacted by a $0.5 million increase in volume.

The Ball Bearings segment achieved an operating income of $4.0 million in the three month period ended June 28, 2014 compared to $1.7 million for the same period in the prior fiscal year. This increase was due to the impact of the acquisition of CMP of $0.8 million, $0.7 million in manufacturing efficiencies, $0.6 million in volume and $0.2 million in product mix.

The Other segment achieved an operating income of $2.0 million for both the three month period ended June 28, 2014 and for the same period in the prior fiscal year.

Interest Expense, Net. Interest expense, net for the first quarter of fiscal 2015 was $0.2 million compared to $0.2 million for the same period last year.

Income Before Income Taxes. Income before taxes increased by $2.1 million to $24.3 million for the three month period ended June 28, 2014 compared to $22.2 million for the three month period ended June 29, 2013.

Income Taxes. Income tax expense for the three month period ended June 28, 2014 was $8.2 million compared to $7.1 million for the three month period ended June 29, 2013. Our effective income tax rate for the three month period ended June 28, 2014 was 34.0% compared to 32.1% for the three month period ended June 29, 2013. The effective income tax rate of 32.1% for the prior year quarter includes discrete items in the amount of $0.4 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 33.8%.

Net Income. Net income increased by $0.9 million to $16.0 million for the three month period ended June 28, 2014 compared to $15.1 million for the three month period ended June 29, 2013.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of June 28, 2014, the balance on this mortgage was 8.5 million CHF, or $9.5 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of June 28, 2014, we were in compliance with all such covenants.

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

Approximately $4.9 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 28, 2014, RBCA had the ability to borrow up to an additional $145.1 million under the JP Morgan Credit Agreement.

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

On May 16, 2014, our Board declared a special dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend was paid on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date was May 28, 2014. The Board opted for a special dividend payment, rather than a regular reoccurring dividend to allow greater flexibility given our pipeline of attractive growth opportunities. The Board, will however, consider the use of additional special cash dividends in the future as circumstance warrant.

As of June 28, 2014, we had cash and cash equivalents of $102.2 million of which approximately $39.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Three Month Period Ended June 28, 2014 Compared to the Three Month Period Ended June 29, 2013

In the three month period ended June 28, 2014, we generated cash of $26.9 million from operating activities compared to $17.4 million for the three month period ended June 29, 2013. The increase of $9.5 million was mainly a result of an increase of $0.9 million in net income and a favorable net change in operating assets and liabilities of $8.6 million. The change in working capital investment was primarily attributable to favorable impacts in accounts receivable of $2.3 million, inventory of $2.8 million, prepaid expenses and other current assets of $2.2 million, accounts payable of $1.0 million and accrued expenses and other current liabilities of $1.3 million offset by unfavorable impacts in non-current assets of $0.7 million and other non-current liabilities of $0.3 million. Inventory turnover remained at 1.8 for the three month period ended June 28, 2014 and June 29, 2013, respectively. Days sales outstanding increased to 62 at June 28, 2014 as compared to 60 at June 29, 2013.

Cash used in investing activities for the three month period ended June 28, 2014 included $3.5 million for capital expenditures. Cash used in investing activities for the three month period ended June 29, 2013 included $5.8 million for capital expenditures and $0.7 million for the purchase of short-term investments.

Cash used in financing activities was $42.3 million for the three month period ended June 28, 2014 compared to providing $0.5 million for the three month period ended June 29, 2013. The three month period ended June 28, 2014 incurred $46.0 million from cash dividends paid to shareholders, $1.0 million from the repurchase of common stock and $0.1 million of notes payable offset by $2.4 from the exercise of stock options and $2.4 million in excess tax benefits from stock-based compensation. The three month period ended June 29, 2013 included $0.4 million from the exercise of stock options and $0.4 million in excess tax benefits from stock-based compensation offset by $0.1 million from the repurchase of common stock and $0.2 million of payments on notes payable.

Capital Expenditures

Our capital expenditures were $3.5 million for the three month period ended June 28, 2014. In addition, we expect to make additional capital expenditures of $14.0 to $17.0 million during fiscal 2015 in connection with our existing business. We expect to fund fiscal 2015 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of June 28, 2014, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2014.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2014 Annual Report, incorporated by reference in our fiscal 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2015.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have no variable rate debt outstanding under the credit agreement. If we do incur variable rate debt in the future, we would evaluate the impact of interest rate changes on our net income and cash flow and take appropriate action to limit our exposure.

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2015 and fiscal 2014. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of June 28, 2014, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 28, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our wholly owned subsidiary, RBC Aircraft Products, Inc. is a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC currently pending in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $2,986,089 was entered on April 9, 2013. Precise Machining & Manufacturing LLC subsequently filed a motion for judgment in its favor as a matter of law and a motion for a new trial. On May 5, 2014 the presiding judge surprisingly overturned the jury verdict and granted a motion for a new trial. RBC Aircraft Products, Inc. subsequently filed a motion for Certification of Judgment, which was unopposed by Precise Machining & Manufacturing LLC, which was granted on July 28, 2014 and allows RBC Aircraft Products, Inc. to immediately appeal the judges’ decision to overturn the jury verdict to the Second Circuit Court of Appeals. The overturning of a jury verdict is highly unusual and RBC Aircraft Products, Inc. believes there is no credible support for doing so in this matter and expects to be successful with its appeal.

We expect to prevail in this appeal above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. Any monetary recovery from this lawsuit will be recognized only if and when it is received by the Company.

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 28, 2014. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2014.

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

Total share repurchases for the three months ended June 28, 2014 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/30/2014 – 04/26/2014	—	$—	—	$—
04/27/2014 – 05/24/2014	—	—	—	—
05/25/2014 – 06/28/2014	15,805	60.01	15,805	$47,192
Total	15,805	$60.01	15,805

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 07, 2014

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 07, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

