Form 10-Q
period 2014-09-27
RBC Bearings INC
filed 2014-11-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 24, 2014, RBC Bearings Incorporated had 23,347,019 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,447	$121,207
Short-term investments	—	2,419
Accounts receivable, net of allowance for doubtful accounts of $1,000 at September 27, 2014 and $1,060 at March 29, 2014	72,001	75,642
Inventory	199,332	198,021
Deferred income taxes	12,513	12,611
Prepaid expenses and other current assets	10,326	7,645
Total current assets	403,619	417,545
Property, plant and equipment, net	138,678	137,154
Goodwill	43,439	43,452
Intangible assets, net of accumulated amortization of $12,311 at September 27, 2014 and $12,821 at March 29, 2014	12,774	14,617
Other assets	8,479	8,225
Total assets	$606,989	$620,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,562	$24,326
Accrued expenses and other current liabilities	21,518	17,220
Current portion of long-term debt	1,240	1,274
Total current liabilities	46,320	42,820
Deferred income taxes	9,899	9,779
Long-term debt, less current portion	8,334	9,173
Other non-current liabilities	21,492	20,769
Total liabilities	86,045	82,541

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 27, 2014 and March 29, 2014; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 27, 2014 and March 29, 2014; issued and outstanding shares: 23,781,055 at September 27, 2014 and 23,524,028 at March 29, 2014	238	235
Additional paid-in capital	255,954	246,152
Accumulated other comprehensive income (loss)	(3,481)	2,365
Retained earnings	285,196	301,942
Treasury stock, at cost, 398,161 shares at September 27, 2014 and 317,817 shares at March 29, 2014	(16,963)	(12,242)
Total stockholders' equity	520,944	538,452
Total liabilities and stockholders' equity	$606,989	$620,993

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$112,555	$101,954	$225,539	$204,622
Cost of sales	72,804	61,363	141,967	123,562
Gross margin	39,751	40,591	83,572	81,060
Operating expenses:
Selling, general and administrative	18,517	17,140	37,513	34,124
Other, net.	2,937	1,935	3,551	3,122
Total operating expenses	21,454	19,075	41,064	37,246
Operating income	18,297	21,516	42,508	43,814
Interest expense, net	308	253	532	494
Other non-operating (income) expense	(235)	(15)	(502)	(207)
Income before income taxes	18,224	21,278	42,478	43,527
Provision for income taxes	4,976	7,153	13,210	14,286
Net income	$13,248	$14,125	$29,268	$29,241
Net income per common share:
Basic	$0.57	$0.62	$1.27	$1.28
Diluted	$0.57	$0.61	$1.25	$1.26
Weighted average common shares:
Basic	23,134,902	22,827,498	23,070,170	22,807,239
Diluted	23,424,421	23,204,508	23,394,439	23,152,876
Dividends per share	—	—	$2.00	—

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$13,248	$14,125	$29,268	$29,241
Pension and postretirement liability adjustments, net of taxes	199	(230)	398	(459)
Unrealized gain (loss) on investments, net of taxes	(345)	34	(273)	(12)
Foreign currency translation adjustments	(5,152)	2,470	(5,971)	3,248
Total comprehensive income	$7,950	$16,399	$23,422	$32,018

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$29,268	$29,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,103	6,753
Excess tax benefits from stock-based compensation	(2,778)	(587)
Deferred income taxes	218	487
Amortization of intangible assets	964	837
Amortization of deferred financing costs	163	163
Consolidation and restructuring charges	5,026	—
Stock-based compensation	4,035	2,739
Loss on disposition or sale of assets	500	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,848	(2,195)
Inventory	(6,291)	(12,904)
Prepaid expenses and other current assets	(2,669)	(1,329)
Other non-current assets	(670)	(1,393)
Accounts payable	(560)	(1,030)
Accrued expenses and other current liabilities	7,451	364
Other non-current liabilities	120	385
Net cash provided by operating activities	44,728	21,539

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,458)	(14,592)
Purchase of short-term investments	—	(729)
Proceeds from sale of short-term investments	2,380	—
Acquisition of businesses, net of cash acquired	—	(13,646)
Proceeds from sale of assets	593	35
Net cash used in investing activities	(8,485)	(28,932)

Cash flows from financing activities:
Exercise of stock options	2,992	1,382
Excess tax benefits from stock-based compensation	2,778	587
Repurchase of common stock	(4,721)	(109)
Payment of term loan	(259)	(247)
Dividends paid to shareholders	(46,014)	—
Other, net	(101)	(58)
Net cash (used in) provided by financing activities	(45,325)	1,555

Effect of exchange rate changes on cash	(2,678)	1,560

Cash and cash equivalents:
Decrease during the period	(11,760)	(4,278)
Cash, at beginning of period	121,207	114,480
Cash, at end of period	$109,447	$110,202

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of fiscal 2014, the Company concluded that it was appropriate to classify certain accounts receivables as other current assets. Accordingly, the Company had revised the classification to report these receivables under the Prepaid expenses and other current assets caption. Corresponding reclassifications have been made to the Consolidated Statement of Cash Flows for the six months ended September 28, 2013 to reflect the reclassification and this change in classification does not affect previously reported cash flows from operations, and had no effect on the previously reported Consolidated Statement of Operations for any period.

The results of operations for the three month period ended September 27, 2014 are not necessarily indicative of the operating results for the full year. The three month periods ended September 27, 2014 and September 28, 2013 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update requires additional disclosures about discontinued operations and amends the requirements for reporting discontinued operations. Under this ASU only disposals constituting a major financial or operational impact or that represent a strategic shift should be reported as discontinued operations. This update also requires new disclosures for individually material disposals that do not qualify as discontinued operations. This guidance was adopted by the Company at the beginning of the second quarter of fiscal 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2013. As such, it was adopted by the Company at the beginning of the first quarter of fiscal 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

1. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, valuation of available for sale investments, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 29, 2014	$8,837	$(6,732)	$260	$2,365
Other comprehensive income (loss) before reclassifications (net of taxes)	(5,971)	405	72	(5,494)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(345)	(352)
Net current period other comprehensive income (loss)	(5,971)	398	(273)	(5,846)
Balance at September 27, 2014	$2,866	$(6,334)	$(13)	$(3,481)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$13,248	$14,125	$29,268	$29,241

Denominator for basic net income per common share—weighted-average shares outstanding	23,134,902	22,827,498	23,070,170	22,807,239
Effect of dilution due to employee stock options	289,519	377,010	324,269	345,637
Denominator for diluted net income per common share — weighted-average shares outstanding	23,424,421	23,204,508	23,394,439	23,152,876

Basic net income per common share	$0.57	$0.62	$1.27	$1.28

Diluted net income per common share	$0.57	$0.61	$1.25	$1.26

At September 27, 2014, 419,650 employee stock options and 800 restricted shares have been excluded from the calculation of diluted earnings per share. At September 28, 2013, 207,500 employee stock options and 2,000 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 27, 2014	March 29, 2014
Raw materials	$18,266	$18,001
Work in process	46,738	46,134
Finished goods	134,328	133,886
	$199,332	$198,021

5. Intangible Assets

		September 27, 2014		March 29, 2014
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$4,068	$2,236	$6,266	$3,099
Customer relationships and lists	13	9,017	4,047	9,417	4,018
Trade names	13	2,102	1,275	2,230	1,237
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,542	2,739	7,077	2,422
Domain names	10	437	277	437	255
Other	4	1,197	1,015	1,289	1,068
Total		$25,085	$12,311	$27,438	$12,821

Amortization expense for definite-lived intangible assets for the three and six month periods ended September 27, 2014 was $467 and $964, respectively. Amortization expense for definite-lived intangible assets for the three and six month periods ended September 28, 2013 was $444 and $837, respectively. A gross carrying amount of $2,776 and related amortization of $1,469 was written off in the three month period ended September 27, 2014 due to the consolidation of the Company’s United Kingdom (“U.K.”) facility. Estimated amortization expense for the remaining six months of fiscal 2015, the five succeeding fiscal years and thereafter is as follows:

2015	$872
2016	1,808
2017	1,698
2018	1,575
2019	1,352
2020	1,245
2021 and thereafter	4,224

6. Debt

The balances payable under all borrowing facilities are as follows:

	September 27, 2014	March 29, 2014
Notes payable	$9,574	$10,447
Total debt	9,574	10,447
Less: current portion	1,240	1,274
Long-term debt	$8,334	$9,173

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of September 27, 2014 was 8,370 CHF, or $8,824.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of September 27, 2014, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 27, 2014, the Company was in compliance with all such covenants.

Approximately $4,908 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 27, 2014, RBCA had the ability to borrow up to an additional $145,092 under the JP Morgan Credit Agreement.

7. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 1, 2006. The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before March 31, 2012. A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal year ended April 2, 2011 was deemed effectively settled in the Company’s first quarter of the fiscal year ended March 29, 2014. An Internal Revenue Service examination for the Company’s fiscal year ended March 30, 2013 commenced in the Company’s second quarter of fiscal 2015; there is no defined conclusion date.

The effective income tax rates for the three month periods ended September 27, 2014 and September 28, 2013, were 27.3% and 33.6%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended September 27, 2014 of 27.3% includes discrete items of $3,131 which are comprised substantially of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s UK manufacturing facility for the three month period ended September 27, 2014 would have been 32.9%. The effective income tax rate for the three month period ended September 28, 2013 of 33.6% includes discrete items of $167 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits along with the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the three month period ended September 28, 2013 would have been 34.4%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $388.

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

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net External Sales
Plain	$57,458	$52,828	$117,331	$109,918
Roller	33,504	30,277	65,269	58,627
Ball	14,093	11,200	27,638	20,655
Other	7,500	7,649	15,301	15,422
	$112,555	$101,954	$225,539	$204,622
Gross Margin
Plain	$20,817	$20,708	$43,284	$42,942
Roller	10,799	12,943	23,590	25,242
Ball	5,360	4,037	10,787	7,045
Other	2,775	2,903	5,911	5,831
	$39,751	$40,591	$83,572	$81,060
Selling, General & Administrative Expenses
Plain	$4,588	$4,204	$9,350	$8,553
Roller	1,566	1,791	3,251	3,507
Ball	1,279	1,005	2,607	1,657
Other	881	1,063	1,861	2,119
Corporate	10,203	9,077	20,444	18,288
	$18,517	$17,140	$37,513	$34,124

Operating Income
Plain	$15,950	$16,131	$33,503	$33,734
Roller	6,497	10,946	17,449	21,449
Ball	3,914	2,265	7,867	3,928
Other	1,909	1,847	4,034	3,857
Corporate	(9,973)	(9,673)	(20,345)	(19,154)
	$18,297	$21,516	$42,508	$43,814
Geographic External Sales
Domestic	$93,387	$86,490	$188,433	$172,623
Foreign	19,168	15,464	37,106	31,999
	$112,555	$101,954	$225,539	$204,622
Intersegment Sales
Plain	$1,041	$980	$2,020	$1,904
Roller	5,056	4,377	10,039	9,250
Ball	706	585	1,258	910
Other	7,840	6,688	15,028	13,251
	$14,643	$12,630	$28,345	$25,315

All intersegment sales are eliminated in consolidation.

9. Acquisitions

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

10. Consolidation and Restructuring of Operations

In the second quarter of fiscal 2015, the Company reached a decision to consolidate the manufacturing capacity of its United Kingdom (U.K.) facility into its other manufacturing facilities. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of this facility into the European and South Carolina operations will strengthen and bring improved manufacturing scale to those operations. As a result the Company recorded a charge of $6,382 associated with the consolidation of operations in the second quarter of fiscal 2015 attributable to the Roller Bearings segment. The $6,382 charge includes $3,707 of inventory rationalization costs, $1,319 in impairment of intangibles, $427 loss on fixed assets disposals, $286 in employee related costs and $643 of other costs related to the consolidation of operations. The inventory rationalization costs were recorded in cost of sales in the income statement. All other costs were recorded under operating expenses in the other, net category of the income statement. The pre-tax charge of $6,382 was offset with an associated discrete tax benefit of $3,131. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory and equipment using comparable sales data and actual quotes from potential buyers in the market place. The consolidation of the majority of operations was completed in the second quarter of fiscal 2015 and additional charges of $200 to $500 are expected in the third quarter.

In the fourth quarter of fiscal 2013, the Company consolidated its Texas facility into the South Carolina operation in order to strengthen and bring critical engineering and manufacturing mass to the large bearing product line. As a result, the Company recorded a pre-tax charge of $1,787 in fiscal 2014 and $6,738 in fiscal 2013 under operating expenses in the Other, net category of the income statement associated with this consolidation and restructuring. The Company leased the building to a third party in July 2014.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; and (x) we may not pay cash dividends in the foreseeable future. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 29, 2014. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our backlog, as of September 27, 2014, was $218.0 million compared to $222.3 million as of September 28, 2013. Our net sales for the six month period ended September 27, 2014 increased 10.2% compared to the same period last fiscal year. Our aerospace and defense markets increased 4.9% driven by commercial aircraft build rates and the acquisition of TCI. The diversified industrial market increased 17.9% driven by volume increases in mining, oil and gas, the general industrial markets and the acquisition of CMP.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of September 27, 2014, we had cash and cash equivalents of $109.4 million of which approximately $41.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.3	39.8	37.1	39.6
Selling, general and administrative	16.5	16.8	16.6	16.7
Other, net	2.5	1.9	1.7	1.5
Operating income	16.3	21.1	18.8	21.4
Interest expense, net	0.3	0.2	0.2	0.2
Other non-operating (income) expense	(0.2)	0.0	(0.2)	(0.1)
Income before income taxes	16.2	20.9	18.8	21.3
Provision for income taxes	4.4	7.0	5.8	7.0

Net income	11.8	13.9	13.0	14.3

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

Three Month Period Ended September 27, 2014 Compared to Three Month Period Ended September 28, 2013

Net Sales.

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$57.5	$52.8	$4.7	8.8%
Roller Bearings	33.5	30.3	3.2	10.7%
Ball Bearings	14.1	11.2	2.9	25.8%
Other	7.5	7.7	(0.2)	(1.9)%
Total	$112.6	$102.0	$10.6	10.4%

Net sales for the second quarter of fiscal 2015 were $112.6 million, an increase of 10.4% from $102.0 million in the second quarter of fiscal 2014. The increase in net sales was mainly the result of a 16.5% increase in industrial sales and a 6.0% increase in aerospace and defense. Growth in industrial sales was driven by volume increases in construction, oil and gas, the general industrial markets, and the acquisition of CMP. The aerospace and defense increase was driven by commercial aircraft build rates.

The Plain Bearings segment achieved net sales of $57.5 million in the three month period ended September 27, 2014, an increase of $4.7 million compared to $52.8 million for the same period in the prior fiscal year. Excluding the $1.1 million impact of acquisition volume from TCI, the net sales increase of $3.6 million for this segment was mostly attributable to increased volume to aerospace customers.

The Roller Bearings segment achieved net sales of $33.5 million in the three month period ended September 27, 2014, an increase of $3.2 million, compared to $30.3 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector increased by $2.4 million and net sales to the aerospace and defense sector increased by $0.8 million. This segment was primarily affected by higher activity in construction and oil and gas.

The Ball Bearings segment achieved net sales of $14.1 million in the three month period ended September 27, 2014, an increase of $2.9 million, or 25.8%, compared to $11.2 million for the same period in the prior fiscal year. Excluding the $2.1 million impact of acquisition volume from CMP, net sales increased $0.8 million, mainly due to the general industrial markets.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.5 million for the three month period ended September 27, 2014, a decrease of $0.2 million compared to $7.7 million for the same period in the prior fiscal year.

Gross Margin.

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$20.8	$20.7	$0.1	0.5%
Roller Bearings	10.8	13.0	(2.2)	(16.6)%
Ball Bearings	5.4	4.0	1.4	32.8%
Other	2.8	2.9	(0.1)	(4.4)%
Total	$39.8	$40.6	$(0.8)	(2.1)%

Gross margin for the second quarter of fiscal 2015 was $39.8 million compared to $40.6 million for the same period last year. Gross margin as a percentage of net sales was 35.3% in the second quarter of fiscal 2015 compared to 39.8% for the same period last year. Excluding the impact of the inventory rationalization associated with the consolidation and restructuring of the U.K. facility, gross margin would have been $43.5 million compared to $40.6 million for the same period last year. This would have resulted in a gross margin percentage of sales of 38.6% in the second quarter compared to 39.8% for the same period last year.

Gross margin for the Plain Bearings segment was $20.8 million in the three month period ended September 27, 2014, versus $20.7 million for the comparable period in fiscal 2014.

The Roller Bearings segment reported gross margin of $10.8 million, or 32.2% of net sales, in the three month period ended September 27, 2014 compared to $13.0 million, or 42.7%, in the same period in the prior fiscal year. The decline in gross margin was unfavorably impacted by $3.7 million of costs primarily related to the consolidation of operations offset by cost efficiencies of $0.8 million, a volume increase of $0.6 million and favorable product mix of $0.1 million.

The Ball Bearings segment reported gross margin of $5.4 million, or 38.0% of net sales, in the three month period ended September 27, 2014 versus $4.0 million, or 36.0%, in the same period in fiscal 2014. The acquisition of CMP contributed $1.0 million to this improved performance. Excluding this impact, this segment’s favorable performance was primarily attributable to increased volume of $0.3 million and $0.1 million of cost efficiencies.

During the three month period ended September 27, 2014, the Other segment reported gross margin of $2.8 million, or 37.0% of net sales, compared to $2.9 million, or 38.0%, for the same period in the prior fiscal year.

Selling, General and Administrative.

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$4.6	$4.2	$0.4	9.1%
Roller Bearings	1.5	1.8	(0.3)	(12.6)%
Ball Bearings	1.3	1.0	0.3	27.3%
Other	0.9	1.0	(0.1)	(17.1)%
Corporate	10.2	9.1	1.1	12.4%
Total	$18.5	$17.1	$1.4	8.0%

SG&A for the second quarter of fiscal 2015 was $18.5 million, an increase of $1.4 million over $17.1 million for the same period last year. Excluding the $0.8 million associated with two acquisitions, the increase of $0.6 million was attributable to $0.7 million in incentive stock compensation and $0.5 million in personnel-related expenses offset by a decrease of $0.6 million in other costs. As a percentage of net sales, SG&A was 16.5% for the second quarter of fiscal 2015 compared to 16.8% for the same period last year.

Other, Net. Other operating expenses for the second quarter of fiscal 2015 totaled $2.9 million compared to $1.9 million for the same period last year. For the second quarter of fiscal 2015, other operating expenses consisted of $2.7 million related to the consolidation of operations and $0.5 million of amortization of intangibles offset by other income of $0.3 million. For the same period last year, other operating expenses consisted of $0.9 million for the consolidation and restructuring of the large bearing facilities, $0.4 million of amortization of intangibles, acquisition costs of $0.4 million and $0.2 million in other expenses.

Operating Income.

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$16.0	$16.1	$(0.1)	(1.1)%
Roller Bearings	6.5	11.0	(4.5)	(40.6)%
Ball Bearings	3.9	2.3	1.6	72.8%
Other	1.9	1.8	0.1	3.4%
Corporate	(10.0)	(9.7)	(0.3)	(3.1)%
Total	$18.3	$21.5	$(3.2)	(15.0)%

Operating income for the second quarter of fiscal 2015 was $18.3 million compared to operating income of $21.5 million for the same period last year. As a percentage of net sales, operating income was 16.3% compared to 21.1% for the same period last year. Excluding the impact of the consolidation and restructuring of the U.K. and Texas facilities, operating income would have been $24.7 million in fiscal 2015 compared to $22.8 million in fiscal 2014.

The Plain Bearings segment achieved an operating income of $16.0 million in the three month period ended September 27, 2014 compared to $16.1 million in the comparable period in fiscal 2014.

The Roller Bearings segment achieved an operating income of $6.5 million in the three month period ended September 27, 2014 compared to $11.0 million in the comparable period in fiscal 2014. This segment was unfavorably impacted by $6.4 million of costs primarily related to the consolidation of operations offset by cost efficiencies of $1.3 million and by a $0.6 million increase in volume.

The Ball Bearings segment achieved an operating income of $3.9 million in the three month period ended September 27, 2014 compared to $2.3 million for the same period in the prior fiscal year. This increase was due to the impact of the acquisition of CMP of $0.9 million, $0.7 million in manufacturing efficiencies and $0.3 million in volume offset by $0.3 million in unfavorable product mix.

The Other segment achieved an operating income of $1.9 million in the three month period ended September 27, 2014 compared to $1.8 million for the same period in the prior fiscal year.

Interest Expense, Net. Interest expense, net was $0.3 million for both the second quarter of fiscal 2015 and the same period last year.

Income Before Income Taxes. Income before taxes decreased by $3.1 million to $18.2 million for the three month period ended September 27, 2014 compared to $21.3 million for the three month period ended September 28, 2013.

Income Taxes. Income tax expense for the three month period ended September 27, 2014 was $5.0 million compared to $7.2 million for the three month period ended September 28, 2013. Our effective income tax rate for the three month period ended September 27, 2014 was 27.3% compared to 33.6% for the three month period ended September 28, 2013. The effective income tax rate for the three month period ended September 27, 2014 of 27.3% includes discrete items of $3.1 million which are comprised substantially of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility for the three month period ended September 27, 2014 would have been 32.9%. The effective income tax rate of 33.6% for the prior year quarter includes discrete items in the amount of $0.2 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits along with the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 34.4%.

Net Income. Net income decreased by $0.9 million to $13.2 million for the three month period ended September 27, 2014 compared to $14.1 million for the three month period ended September 28, 2013. Excluding the after tax impact of costs associated with the consolidation and restructuring of facilities, net income would have been $16.5 million for the three month period ended September 27, 2014 compared to $14.8 million for the same period last year.

Six Month Period Ended September 27, 2014 Compared to Six Month Period Ended September 28, 2013

Net Sales.

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$117.3	$109.9	$7.4	6.7%
Roller Bearings	65.3	58.6	6.7	11.3%
Ball Bearings	27.6	20.7	6.9	33.8%
Other	15.3	15.4	(0.1)	(0.8)%
Total	$225.5	$204.6	$20.9	10.2%

Net sales for the six month period ended September 27, 2014 were $225.5 million, an increase of $20.9 million, or 10.2%, compared to $204.6 million for the six month period ended September 28, 2013. Excluding the $5.9 million and $2.3 million impacts of CMP and TCI which were acquired in August 2013 and October 2013, respectively, net sales increased $12.7 million, or 6.2%, compared to the six month period ended September 28, 2013. Of this increase, $1.3 million was due to a favorable foreign exchange rate impact. Exclusive of acquisitions, net sales to the diversified industrial markets increased 10.8% in the six month period ended September 27, 2014 compared to the same period last fiscal year, mainly driven by higher activity in mining, oil and gas, and construction. Net sales to aerospace and defense customers increased by 3.1% in the period, primarily from commercial aircraft build rates and the aerospace aftermarkets.

The Plain Bearings segment achieved net sales of $117.3 million in the six month period ended September 27, 2014, an increase of $7.4 million, or 6.7%, compared to $109.9 million for the same period in the prior fiscal year. Excluding the $2.3 million impact of TCI, the net sales increase of $5.1 million for this segment was attributable to higher net sales to aerospace and defense customers of $4.7 million and a favorable exchange rate impact of $1.0 million offset by decreased military vehicle activity.

The Roller Bearings segment achieved net sales of $65.3 million in the six month period ended September 27, 2014, an increase of $6.7 million, or 11.3%, compared to $58.6 million for the same period in the prior fiscal year. Net sales to diversified industrial markets increased 16.3% and net sales to aerospace snd defense customers increased 6.5%.

The Ball Bearings segment achieved net sales of $27.6 million in the six month period ended September 27, 2014, an increase of $6.9 million, or 33.8%, compared to $20.7 million for the same period in the prior fiscal year. Excluding the $6.0 million impact of CMP, the net sales increase was primarily related to increased volume to diversified industrial customers.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $15.3 million in the six month period ended September 27, 2014, a decrease of $0.1 million compared to $15.4 million for the same period in the prior fiscal year.

Gross Margin.

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$43.3	$43.0	$0.3	0.8%
Roller Bearings	23.6	25.2	(1.6)	(6.5)%
Ball Bearings	10.8	7.1	3.7	53.1%
Other	5.9	5.8	0.1	1.4%
Total	$83.6	$81.1	$2.5	3.1%

Gross margin was $83.6 million, or 37.1% of net sales, in the six month period ended September 27, 2014, versus $81.1 million, or 39.6% of net sales, for the same period in fiscal 2014. Excluding the impact of the consolidation and restructuring of the U.K. facility, gross margin would have been $87.3 million, or 38.7%, in fiscal 2015.

Gross margin for the Plain Bearings segment was $43.3 million, or 36.9% of net sales, in the six month period ended September 27, 2014 versus $43.0 million, or 39.1% for the comparable period in fiscal 2014. The acquisition of TCI contributed $0.3 million to this improved performance. Excluding this impact, this segment achieved a gross margin of $43.0 million for both the six month period ended September 27, 2014 and for the same period in the prior fiscal year.

The Roller Bearings segment reported gross margin of $23.6 million, or 36.1% of net sales, in the six month period ended September 27, 2014 compared to $25.2 million, or 43.1%, in the same period in the prior fiscal year. Gross margin was unfavorably impacted by $3.7 million of costs primarily related to the consolidation and restructuring of the U.K. facility offset by favorable product mix of $1.5 million, and a volume increase of $0.6 million.

The Ball Bearings segment reported gross margin of $10.8 million, or 39.0% of net sales, in the six month period ended September 27, 2014 versus $7.1 million, or 34.1%, in the same period in fiscal 2014. The acquisition of CMP contributed $2.4 million to this improved performance. Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies of $1.0 million and increased volume of $0.3 million.

During the six month period ended September 27, 2014, the Other segment reported gross margin of $5.9 million, or 38.6% of net sales, compared to $5.8 million, or 37.8%, for the same period in the prior fiscal year.

Selling, General and Administrative.

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$9.3	$8.5	$0.8	9.3%
Roller Bearings	3.3	3.5	(0.2)	(7.3)%
Ball Bearings	2.6	1.7	0.9	57.3%
Other	1.9	2.1	(0.2)	(12.2)%
Corporate	20.4	18.3	2.1	11.8%
Total	$37.5	$34.1	$3.4	9.9%

SG&A expenses increased by $3.4 million, or 9.9%, to $37.5 million for the six month period ended September 27, 2014 compared to $34.1 million for the same period in fiscal 2014. The increase of $3.4 million was primarily attributable to an increase of $1.3 million in personnel-related expenses, $1.3 million in incentive stock compensation expense and $1.6 million related to the addition of two acquisitions offset by a decrease of $0.8 million in other costs. As a percentage of net sales, SG&A was 16.6% for the six month period ended September 27, 2014 compared to 16.7% for the same period in fiscal 2014.

Other, Net. Other, net for the six month period ended September 27, 2014 was expense of $3.6 million, an increase of $0.5 million, compared to expense of $3.1 million for the same period in fiscal 2014. For the first six months of fiscal 2015 other operating expenses consisted of $2.7 million related to the consolidation of operations, $1.0 million of amortization of intangibles offset by other income of $0.1 million. For the six month period ended September 28, 2013, other operating expenses consisted of $1.5 million associated with the consolidation and restructuring of the large bearing facilities, $0.8 million of amortization of intangibles, $0.4 million of costs associated with acquisitions and $0.4 million in professional expenses.

Operating Income.

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change

Plain Bearings	$33.5	$33.7	$(0.2)	(0.7)%
Roller Bearings	17.4	21.4	(4.0)	(18.6)%
Ball Bearings	7.9	3.9	4.0	100.3%
Other	4.0	3.9	0.1	4.6%
Corporate	(20.3)	(19.1)	(1.2)	(6.2)%
Total	$42.5	$43.8	$(1.3)	(3.0)%

Operating income was $42.5 million, or 18.8% of net sales, in the six month period ended September 27, 2014 compared to $43.8 million, or 21.4% of net sales, in the comparable period in fiscal 2014. Excluding the impact of the consolidation and restructuring of the U.K. and Texas facilities, operating income would have been $48.9 million in fiscal 2015 compared to $45.7 million in fiscal 2014.

The Plain Bearings segment achieved an operating income of $33.5 million in the six month period ended September 27, 2014 compared to $33.7 million for the same period last fiscal year.

The Roller Bearings segment achieved an operating income of $17.4 million in the six month period ended September 27, 2014 compared to $21.4 million in the comparable period in fiscal 2014. This segment was unfavorably impacted by $6.4 million of costs primarily related to the consolidation of operations offset by 2.4 million increase in volume.

The Ball Bearings segment achieved an operating income of $7.9 million in the six month period ended September 27, 2014 compared to $3.9 million for the same period in the prior fiscal year. Excluding the increase due to acquisitions ($1.4 million in fiscal 2015) and the decrease due to the consolidation and restructuring of our Texas facility ($1.3 million in fiscal 2014), operating income would have increased by $1.3 million primarily due to cost efficiencies and increased volume.

The Other segment achieved an operating income of $4.0 million in the six month period ended September 27, 2014 compared to $3.9 million for the same period in the prior fiscal year.

Interest Expense, Net. Interest expense, net was $0.5 million in both the six month period ended September 27, 2014 and the same period last fiscal year.

Other Non-Operating (Income) Expense. Other non-operating income was $0.5 million in the six month period ended September 27, 2014 compared to income of $0.2 million in the same period last fiscal year. The change of $0.3 million was primarily due to the impact of foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes decreased by $1.0 million to $42.5 million for the six month period ended September 27, 2014 compared to $43.5 million for the six month period ended September 28, 2013.

Income Taxes. Income tax expense for the six month period ended September 27, 2014 was $13.2 million compared to $14.3 million for the six month period ended September 28, 2013. Our effective income tax rate for the six month period ended September 27, 2014 was 31.1% compared to 32.8% for the six month period ended September 28, 2013. The effective income tax rate for the six month period ended September 27, 2014 of 31.1% includes discrete items in the amount of $3.1 million which are substantially comprised of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without these discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility would have been 33.4%. The effective income tax rate for the six month period ended September 28, 2013 of 32.8% includes discrete items in the amount of $0.5 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits as well as the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 34.1%. In addition to discrete items, the effective income tax rates are different from U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and an officers’ compensation adjustment and state income taxes which increase the rate.

Net Income. Net income increased by $0.1 million to $29.3 million for the six month period ended September 27, 2014 compared to $29.2 million for the six month period ended September 28, 2013. Excluding the after tax impact of costs associated with the consolidation and restructuring of facilities, net income would have been $32.5 million for the six month period ended September 27, 2014 compared to $30.0 million for the same period last year.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of September 27, 2014, the balance on this mortgage was 8.4 million CHF, or $8.8 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of September 27, 2014, we were in compliance with all such covenants.

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

Approximately $4.9 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 27, 2014, RBCA had the ability to borrow up to an additional $145.1 million under the JP Morgan Credit Agreement.

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

As of September 27, 2014, we had cash and cash equivalents of $109.4 million of which approximately $41.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Six Month Period Ended September 27, 2014 Compared to the Six Month Period Ended September 28, 2013

In the six month period ended September 27, 2014, we generated cash of $44.7 million from operating activities compared to $21.5 million for the six month period ended September 28, 2013. The increase of $23.2 million was mainly a result of the addition of non-cash charges of $4.8 million and a favorable net change in operating assets and liabilities of $18.4 million. The change in working capital investment was primarily attributable to favorable impacts in accounts receivable of $5.0 million, inventory of $6.6 million, other non-current assets of $0.7 million, accounts payable of $0.5 million and accrued expenses and other current liabilities of $7.1 million offset by unfavorable impacts in prepaid expenses and other current assets of $1.2 million and other non-current liabilities of $0.3 million. Inventory turnover increased to 1.8 for the six month period ended September 27, 2014 as compared to 1.7 for the same period in the prior fiscal year. Days sales outstanding increased to 61 at September 27, 2014 as compared to 60 at September 28, 2013.

Cash used in investing activities for the six month period ended September 27, 2014 included $11.5 million for capital expenditures offset by $2.4 million from the sale of short-term investments and $0.6 million from the sale of assets. Cash used in investing activities for the six month period ended September 28, 2013 included $14.6 million for capital expenditures, $0.7 million for the purchase of short-term investments and $13.6 for the acquisition of business.

Cash used in financing activities was $45.3 million for the six month period ended September 27, 2014 compared to providing $1.5 million for the six month period ended September 28, 2013. The six month period ended September 27, 2014 incurred $46.0 million from cash dividends paid to shareholders, $4.7 million from the repurchase of common stock, $0.3 million of payments on notes payable and $0.1 million from payments on capital lease obligations offset by $3.0 million from the exercise of stock options and $2.8 million in excess tax benefits from stock-based compensation. The six month period ended September 28, 2013 included $1.4 million from the exercise of stock options and $0.5 million in excess tax benefits from stock-based compensation offset by $0.1 million from the repurchase of common stock and $0.3 million of payments on notes payable.

Capital Expenditures

Our capital expenditures were $11.5 million for the six month period ended September 27, 2014. In addition, we expect to make additional capital expenditures of $7.0 to $10.0 million during fiscal 2015 in connection with our existing business. We expect to fund fiscal 2015 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of September 27, 2014, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2014.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2014 Annual Report, incorporated by reference in our fiscal 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2015.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in the first six months of fiscal 2015 and fiscal 2014. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of September 27, 2014, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 27, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 27, 2014. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2014.

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

Total share repurchases for the three months ended September 27, 2014 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/29/2014 – 07/26/2014	—	$—	—	$47,192
07/27/2014 – 08/23/2014	30,500	58.17	30,500	45,418
08/24/2014 – 09/27/2014	34,039	58.72	34,039	$43,419
Total	64,539	$58.46	64,539

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 06, 2014

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 06, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

