Form 10-Q
period 2014-12-27
RBC Bearings INC
filed 2015-02-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 27, 2014

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

As of January 23, 2015, RBC Bearings Incorporated had 23,375,015 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,240	$121,207
Short-term investments	—	2,419
Accounts receivable, net of allowance for doubtful accounts of $925 at December 27, 2014 and $1,060 at March 29, 2014	66,580	75,642
Inventory	205,198	198,021
Deferred income taxes	11,940	12,611
Prepaid expenses and other current assets	10,468	7,645
Total current assets	413,426	417,545
Property, plant and equipment, net	138,837	137,154
Goodwill	43,439	43,452
Intangible assets, net of accumulated amortization of $12,746 at December 27, 2014 and $12,821 at March 29, 2014	12,383	14,617
Other assets	9,162	8,225
Total assets	$617,247	$620,993
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,946	$24,326
Accrued expenses and other current liabilities	21,072	17,220
Current portion of long-term debt	1,222	1,274
Total current liabilities	45,240	42,820
Deferred income taxes	9,958	9,779
Long-term debt, less current portion	7,899	9,173
Other non-current liabilities	21,379	20,769
Total liabilities	84,476	82,541

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 27, 2014 and March 29, 2014; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 27, 2014 and March 29, 2014; issued and outstanding shares: 23,798,955 at December 27, 2014 and 23,524,028 at March 29, 2014	238	235
Additional paid-in capital	259,183	246,152
Accumulated other comprehensive income (loss)	(6,606)	2,365
Retained earnings	299,247	301,942
Treasury stock, at cost, 439,690 shares at December 27, 2014 and 317,817 shares at March 29, 2014	(19,291)	(12,242)
Total stockholders' equity	532,771	538,452
Total liabilities and stockholders' equity	$617,247	$620,993

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net sales	$106,322	$100,546	$331,861	$305,168
Cost of sales	64,669	62,050	206,636	185,612
Gross margin	41,653	38,496	125,225	119,556
Operating expenses:
Selling, general and administrative	19,266	18,273	56,779	52,397
Other, net	1,798	566	5,349	3,688
Total operating expenses	21,064	18,839	62,128	56,085
Operating income	20,589	19,657	63,097	63,471
Interest expense, net	288	276	820	770
Other non-operating (income) expense	146	43	(356)	(164)
Income before income taxes	20,155	19,338	62,633	62,865
Provision for income taxes	6,104	6,574	19,314	20,860
Net income	$14,051	$12,764	$43,319	$42,005
Net income per common share:
Basic	$0.61	$0.56	$1.88	$1.84
Diluted	$0.60	$0.55	$1.85	$1.81
Weighted average common shares:
Basic	23,090,635	22,908,556	23,057,864	22,841,011
Diluted	23,376,480	23,311,397	23,369,308	23,205,716
Dividends per share	—	—	$2.00	—

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income	$14,051	$12,764	$43,319	$42,005
Pension and postretirement liability adjustments, net of taxes	169	(230)	567	(689)
Unrealized gain (loss) on investments, net of taxes	13	111	(260)	99
Foreign currency translation adjustments	(3,307)	1,497	(9,278)	4,745
Total comprehensive income	$10,926	$14,142	$34,348	$46,160

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$43,319	$42,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,446	9,930
Excess tax benefits from stock-based compensation	(3,370)	(1,529)
Deferred income taxes	851	3,057
Amortization of intangible assets	1,399	1,378
Amortization of deferred financing costs	244	244
Consolidation and restructuring charges	5,026	—
Stock-based compensation	6,231	4,300
Loss on disposition or sale of assets	515	(31)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,907	2,207
Inventory	(13,022)	(17,475)
Prepaid expenses and other current assets	(2,084)	(6,744)
Other non-current assets	(2,253)	(2,388)
Accounts payable	(1,016)	(553)
Accrued expenses and other current liabilities	7,452	(536)
Other non-current liabilities	760	2,100
Net cash provided by operating activities	62,405	35,965

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,870)	(22,622)
Purchase of short-term investments	—	(729)
Proceeds from sale of short-term investments	2,380	—
Acquisition of businesses, net of cash acquired	—	(17,568)
Proceeds from sale of assets	600	100
Net cash used in investing activities	(12,890)	(40,819)

Cash flows from financing activities:
Exercise of stock options	3,433	3,632
Excess tax benefits from stock-based compensation	3,370	1,529
Repurchase of common stock	(7,049)	(662)
Payment of term loan	(379)	(250)
Dividends paid to shareholders	(46,014)	—
Other, net	(104)	(83)
Net cash (used in) provided by financing activities	(46,743)	4,166

Effect of exchange rate changes on cash	(4,739)	2,197

Cash and cash equivalents:
(Decrease)/increase during the period	(1,967)	1,509
Cash, at beginning of period	121,207	114,480
Cash, at end of period	$119,240	$115,989

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

The results of operations for the three month period ended December 27, 2014 are not necessarily indicative of the operating results for the full year. The nine month periods ended December 27, 2014 and December 28, 2013 each include 39 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016 with no early adoption permitted. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 29, 2014	$8,837	$(6,732)	$260	$2,365
Other comprehensive income (loss) before reclassifications (net of taxes)	(9,278)	—	72	(9,206)
Amounts reclassified from accumulated other comprehensive income (loss)	—	567	(332)	235
Net current period other comprehensive income (loss)	(9,278)	567	(260)	(8,971)
Balance at December 27, 2014	$(441)	$(6,165)	—	$(6,606)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net income	$14,051	$12,764	$43,319	$42,005

Denominator for basic net income per common share—weighted-average shares outstanding	23,090,635	22,908,556	23,057,864	22,841,011
Effect of dilution due to employee stock options	285,845	402,841	311,444	364,705
Denominator for diluted net income per common share — weighted-average shares outstanding	23,376,480	23,311,397	23,369,308	23,205,716

Basic net income per common share	$0.61	$0.56	$1.88	$1.84

Diluted net income per common share	$0.60	$0.55	$1.85	$1.81

At December 27, 2014, 419,250 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At December 28, 2013, 193,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted stock shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 27, 2014	March 29, 2014
Raw materials	$19,175	$18,001
Work in process	49,312	46,134
Finished goods	136,711	133,886
	$205,198	$198,021

5. Intangible Assets

		December 27, 2014		March 29, 2014
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$4,068	$2,303	$6,266	$3,099
Customer relationships and lists	13	9,017	4,200	9,417	4,018
Trade names	13	2,102	1,324	2,230	1,237
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,586	2,888	7,077	2,422
Domain names	10	437	288	437	255
Other	4	1,197	1,021	1,289	1,068
Total		$25,129	$12,746	$27,438	$12,821

Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 27, 2014 was $435 and $1,399, respectively. Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 28, 2013 was $541 and $1,378, respectively. A gross carrying amount of $2,776 and related amortization of $1,469 was written off in the three month period ended September 27, 2014 due to the consolidation of the Company’s United Kingdom (“U.K.”) facility. Estimated amortization expense for the remaining three months of fiscal 2015, the five succeeding fiscal years and thereafter is as follows:

2015	$434
2016	1,808
2017	1,698
2018	1,575
2019	1,351
2020	1,245
2021 and thereafter	4,272

6. Debt

The balances payable under all borrowing facilities are as follows:

	December 27, 2014	March 29, 2014
Notes payable	$9,121	$10,447
Total debt	9,121	10,447
Less: current portion	1,222	1,274
Long-term debt	$7,899	$9,173

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 27, 2014 was 8,254 CHF, or $8,370.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of December 27, 2014, the Company’s margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 27, 2014, the Company was in compliance with all such covenants.

Approximately $3,698 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 27, 2014, RBCA had the ability to borrow up to an additional $146,302 under the JP Morgan Credit Agreement.

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

The effective income tax rates for the three month periods ended December 27, 2014 and December 28, 2013, were 30.3% and 34.0%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended December 27, 2014 of 30.3% includes discrete items of $698 which are comprised substantially of the reversal of unrecognized tax benefits associated with the expiration of the statutes of limitation and the conclusion of state income tax audits, the recognition of interest on unrecognized tax positions and the recognition of benefits for federal law changes. The effective income tax rate without discrete items for the three month period ended December 27, 2014 would have been 33.7%. The effective income tax rate for the three month period ended December 28, 2013 of 34.0% includes discrete items of $56 which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations as well as the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the three month period ended December 28, 2013 would have been 34.3%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $631.

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

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net External Sales
Plain	$53,770	$52,991	$171,101	$162,909
Roller	31,358	27,284	96,627	85,911
Ball	14,038	13,054	41,676	33,709
Other	7,156	7,217	22,457	22,639
	$106,322	$100,546	$331,861	$305,168

Gross Margin
Plain	$20,283	$19,350	$63,567	$62,292
Roller	12,695	10,739	36,285	35,981
Ball	5,724	4,839	16,511	11,884
Other	2,951	3,568	8,862	9,399
	$41,653	$38,496	$125,225	$119,556

Selling, General & Administrative Expenses
Plain	$4,777	$4,725	$14,127	$13,278
Roller	1,507	1,664	4,758	5,171
Ball	1,345	1,379	3,952	3,036
Other	1,072	945	2,933	3,064
Corporate	10,565	9,560	31,009	27,848
	$19,266	$18,273	$56,779	$52,397

Operating Income
Plain	$15,881	$14,521	$49,384	$48,255
Roller	10,366	9,182	27,815	30,631
Ball	4,254	3,157	12,121	7,085
Other	1,920	2,608	5,954	6,465
Corporate	(11,832)	(9,811)	(32,177)	(28,965)
	$20,589	$19,657	$63,097	$63,471

Geographic External Sales
Domestic	$89,605	$84,421	$278,038	$257,044
Foreign	16,717	16,125	53,823	48,124
	$106,322	$100,546	$331,861	$305,168

Intersegment Sales
Plain	$924	$1,078	$2,944	$2,982
Roller	4,811	4,075	14,850	13,325
Ball	432	481	1,690	1,391
Other	7,380	6,351	22,408	19,602
	$13,547	$11,985	$41,892	$37,300

All intersegment sales are eliminated in consolidation.

9. Acquisitions

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets. TCI’s net sales for calendar year 2012 were approximately $4,000. The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641), and noncurrent liabilities ($766). The purchase price allocation, which resulted in goodwill of $2,821, is deductible for tax purposes. TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events. The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date. The current fair value of the contingent consideration is determined to be $469. Proforma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

On August 16, 2013, the Company acquired Climax Metal Products Company (“CMP”) located in Mentor, Ohio for $13,646. The purchase price included $10,672 in cash and $2,974 of debt. CMP is a manufacturer of precision shaft collars, rigid couplings, keyless locking devices, and bearings for the industrial markets. CMP’s net sales for the calendar year 2012 were approximately $14,100. The purchase price allocation is as follows: accounts receivable ($1,206), inventory ($4,509), other current assets ($73), fixed assets ($2,466), goodwill ($5,623), intangible assets ($3,904), other non-current assets ($10), other current liabilities ($2,171), and noncurrent liabilities ($1,974). The purchase price allocation, which resulted in goodwill of $5,623, is not deductible for tax purposes. CMP is included in the Ball Bearings segment. Proforma net sales and net income inclusive of CMP are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

10. Consolidation and Restructuring of Operations

In the second quarter of fiscal 2015, the Company reached a decision to consolidate the manufacturing capacity of its United Kingdom (U.K.) facility into its other manufacturing facilities. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of this facility into the European and South Carolina operations will strengthen and bring improved manufacturing scale to those operations. As a result the Company recorded a charge of $6,382 associated with the consolidation of operations in the second quarter of fiscal 2015 attributable to the Roller Bearings segment. The $6,382 charge includes $3,707 of inventory rationalization costs, $1,319 in impairment of intangibles, $427 loss on fixed assets disposals, $286 in employee related costs and $643 of other costs related to the consolidation of operations. The inventory rationalization costs were recorded in cost of sales in the income statement. All other costs were recorded under operating expenses in the other, net category of the income statement. The pre-tax charge of $6,382 was offset with an associated discrete tax benefit of $3,131. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory and equipment using comparable sales data and actual quotes from potential buyers in the market place. The consolidation of the majority of operations was completed in the second quarter of fiscal 2015. Additional charges of $88 were recorded in the third quarter of fiscal 2015.

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

Outlook

Our backlog, as of December 27, 2014, was $217.5 million compared to $218.6 million as of December 28, 2013. Our net sales for the nine month period ended December 27, 2014 increased 8.7% compared to the same period last fiscal year. Our aerospace and defense markets increased 3.2% mainly driven by the commercial aircraft builders compared to last fiscal year. The diversified industrial market increased 16.5% driven by volume increases in mining, oil and gas, and the general industrial markets.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 27, 2014, we had cash and cash equivalents of $119.2 million of which approximately $42.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

The following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of net sales, for the periods indicated that are used in connection with the discussion herein.

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	39.2	38.3	37.7	39.2
Selling, general and administrative	18.1	18.2	17.1	17.2
Other, net	1.7	0.5	1.6	1.2
Operating income	19.4	19.6	19.0	20.8
Interest expense, net	0.3	0.3	0.2	0.3
Other non-operating (income) expense	0.1	0.1	(0.1)	(0.1)
Income before income taxes	19.0	19.2	18.9	20.6
Provision for income taxes	5.8	6.5	5.8	6.8
Net income	13.2	12.7	13.1	13.8

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

Three Month Period Ended December 27, 2014 Compared to Three Month Period Ended December 28, 2013

Net Sales.

	Three Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$53.8	$53.0	$0.8	1.5%
Roller Bearings	31.3	27.3	4.0	14.9%
Ball Bearings	14.0	13.0	1.0	7.5%
Other	7.2	7.2	—	0.0%
Total	$106.3	$100.5	$5.8	5.7%

Net sales for the third quarter of fiscal 2015 were $106.3 million, an increase of 5.7% from $100.5 million in the third quarter of fiscal 2014. The increase in net sales was mainly the result of a 13.9% increase in industrial sales driven by construction, oil and gas and the general industrial markets. Aerospace and defense decreased 0.3% mainly due to a decrease in defense and distribution.

The Plain Bearings segment achieved net sales of $53.8 million in the three month period ended December 27, 2014, an increase of $0.8 million compared to $53.0 million for the same period in the prior fiscal year. This increase was mainly attributable to a favorable impact in volume of $1.1 million offset by an unfavorable impact in foreign exchange of $0.3 million. The main contributors were oil and gas, and the general industrial markets.

The Roller Bearings segment achieved net sales of $31.3 million in the three month period ended December 27, 2014, an increase of $4.0 million, compared to $27.3 million for the same period in the prior fiscal year. Net sales to the diversified industrial sector increased by $4.6 million and net sales to the aerospace and defense sector decreased by $0.6 million. This segment was primarily affected by higher volume in construction, oil and gas, and the general industrial sector.

The Ball Bearings segment achieved net sales of $14.0 million in the three month period ended December 27, 2014, an increase of $1.0 million, or 7.5%, compared to $13.0 million for the same period in the prior fiscal year. Net sales to the aerospace and defense sector increased by $1.5 million offset by a decrease in the diversified industrial sector of $0.5 million.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $7.2 million for the three month periods ended December 27, 2014 and December 28, 2013.

Gross Margin.

	Three Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$20.3	$19.4	$0.9	4.8%
Roller Bearings	12.7	10.7	2.0	18.2%
Ball Bearings	5.7	4.8	0.9	18.3%
Other	3.0	3.6	(0.6)	(17.3)%
Total	$41.7	$38.5	$3.2	8.2%

Gross margin for the third quarter of fiscal 2015 was $41.7 million compared to $38.5 million for the same period last year. Gross margin as a percentage of net sales was 39.2% in the third quarter of fiscal 2015 compared to 38.3% for the same period last year.

Gross margin for the Plain Bearings segment was $20.3 million in the three month period ended December 27, 2014, versus $19.4 million for the comparable period in fiscal 2014. This was a 4.8% increase mainly due to favorable impacts in volume of $0.4 million, product mix of $0.2 million, cost efficiencies of $0.6 million offset by an unfavorable impact from foreign currency of $0.3 million.

The Roller Bearings segment reported gross margin of $12.7 million, or 40.5% of net sales, in the three month period ended December 27, 2014 compared to $10.7 million, or 39.4%, in the same period in the prior fiscal year. The increase in gross margin was mostly attributable to favorable impacts from volume of $0.4 million, product mix of $0.5 million and cost efficiencies of $1.1 million.

The Ball Bearings segment reported gross margin of $5.7 million, or 40.8% of net sales, in the three month period ended December 27, 2014 versus $4.8 million, or 37.1%, in the same period in fiscal 2014. The increase of $0.9 million was mainly attributable to favorable impacts of $0.5 million of volume and $0.4 million of cost efficiencies.

During the three month period ended December 27, 2014, the Other segment reported gross margin of $3.0 million, or 41.2% of net sales, compared to $3.6 million, or 49.4%, for the same period in the prior fiscal year. The decrease was mainly due to volume.

Selling, General and Administrative.

	Three Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$4.8	$4.7	$0.1	1.1%
Roller Bearings	1.5	1.7	(0.2)	(9.4)%
Ball Bearings	1.3	1.4	(0.1)	(2.5)%
Other	1.1	0.9	0.2	13.4%
Corporate	10.6	9.6	1.0	10.5%
Total	$19.3	$18.3	$1.0	5.4%

SG&A for the third quarter of fiscal 2015 was $19.3 million, an increase of $1.0 million from $18.3 million for the same period last year. The increase of $1.0 million was primarily attributable to an increase of $0.6 million in incentive stock compensation expenses and $0.4 million in other items. As a percentage of net sales, SG&A was 18.1% for the third quarter of fiscal 2015 compared to 18.2% for the same period last year.

Other, Net. Other operating expenses for the third quarter of fiscal 2015 totaled $1.8 million compared to $0.6 million for the same period last year. For the third quarter of fiscal 2015, other operating expenses consisted of $0.4 million of amortization of intangibles, $0.1 million in costs associated with consolidation and restructuring and $1.5 million associated with acquisition activity offset by $0.2 million of other income. The $1.5 million of acquisition activity was legal, accounting, tax and environmental due diligence expenses on investigating a large transformational acquisition target. The Company was not successful in winning the final bid in the auction process. For the same period last year, other operating expenses consisted of $0.5 million of amortization of intangibles and $0.1 million in other expenses.

Operating Income.

	Three Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$15.9	$14.5	$1.4	9.4%
Roller Bearings	10.4	9.2	1.2	12.9%
Ball Bearings	4.2	3.2	1.0	34.7%
Other	1.9	2.6	(0.7)	(26.4)%
Corporate	(11.8)	(9.8)	(2.0)	20.6%
Total	$20.6	$19.7	$0.9	4.7%

Operating income for the third quarter of fiscal 2015 was $20.6 million compared to operating income of $19.7 million for the same period last year. As a percentage of net sales, operating income was 19.4% compared to 19.6% for the same period last year. Excluding the costs associated with the consolidation and restructuring and acquisition activity, operating income would have been $22.2 million for the third quarter of fiscal 2015 compared to $19.7 million for the same period last year. Excluding these items, operating income as a percentage of net sales would have been 20.9% compared to 19.6% for the same period last year.

The Plain Bearings segment achieved an operating income of $15.9 million in the three month period ended December 27, 2014 compared to $14.5 million in the comparable period in fiscal 2014. The increase of $1.4 million was mainly due to favorable impacts in volume of $0.4 million, product mix of $0.2 million and cost efficiencies of $1.1 million offset by an unfavorable impact from foreign currency of $0.3 million.

The Roller Bearings segment achieved an operating income of $10.4 million in the three month period ended December 27, 2014 compared to $9.2 million for the same period in the prior fiscal year. This segment was favorably impacted by $0.4 million of volume, $0.3 million of product mix and $0.5 million of cost efficiencies.

The Ball Bearings segment achieved an operating income of $4.2 million in the three month period ended December 27, 2014 compared to $3.2 million for the same period in the prior fiscal year. The increase of $1.0 million was mainly attributable to favorable impacts of $0.5 million of volume and $0.5 million of cost efficiencies.

The Other segment achieved an operating income of $1.9 million in the three month period ended December 27, 2014 compared to $2.6 million for the same period in the prior fiscal year. The decrease was mainly due to unfavorable impacts from a volume decrease of $0.5 million and higher SG&A costs of $0.2 million.

Interest Expense, Net. Interest expense, net was $0.3 million for both the third quarter of fiscal 2015 and the same period last year.

Income Before Income Taxes. Income before taxes increased by $0.9 million to $20.2 million for the three month period ended December 27, 2014 compared to $19.3 million for the three month period ended December 28, 2013.

Income Taxes. Income tax expense for the three month period ended December 27, 2014 was $6.1 million compared to $6.6 million for the three month period ended December 28, 2013. Our effective income tax rate for the three month period ended December 27, 2014 was 30.3% compared to 34.0% for the three month period ended December 28, 2013. The effective income tax rate for the three month period ended December 27, 2014 of 30.3% includes discrete items of $0.7 million which are comprised substantially of the reversal of unrecognized tax benefits associated with the expiration of the statutes of limitation and the conclusion of state income tax audits, the recognition of interest on unrecognized tax positions and the recognition of benefits for federal law changes. The effective income tax rate without discrete items for the three month period ended December 27, 2014 would have been 33.7%. The effective income tax rate of 34.0% for the prior year quarter includes discrete items in the amount of $0.1 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations along with the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 34.3%.

Net Income. Net income increased by $1.3 million to $14.1 million for the three month period ended December 27, 2014 compared to $12.8 million for the three month period ended December 28, 2013. Excluding the after tax impact of costs associated with consolidation and restructuring, acquisition activity costs and the discrete tax benefits, net income would have been $14.4 million for the third quarter of fiscal 2015, an increase of $1.6 million over the same period last year.

Nine Month Period Ended December 27, 2014 Compared to Nine Month Period Ended December 28, 2013

Net Sales.

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$171.1	$162.9	$8.2	5.0%
Roller Bearings	96.6	85.9	10.7	12.5%
Ball Bearings	41.7	33.7	8.0	23.6%
Other	22.5	22.7	(0.2)	(0.8)%
Total	$331.9	$305.2	$26.7	8.7%

Net sales for the nine month period ended December 27, 2014 were $331.9 million, an increase of $26.7 million, or 8.7%, compared to $305.2 million for the nine month period ended December 28, 2013. Excluding the $6.0 million and $2.1 million impacts of CMP and TCI which were acquired in August 2013 and October 2013, respectively, net sales increased $18.6 million compared to the nine month period ended December 28, 2013. Of this increase, $0.5 million was due to a favorable foreign exchange rate impact. Exclusive of acquisitions, net sales to the diversified industrial markets increased 12.1% in the nine month period ended December 27, 2014 compared to the same period last fiscal year, mainly driven by higher activity in mining, oil and gas, and the general industrial markets. Net sales to aerospace and defense customers increased by 3.2% in the period, primarily from commercial aircraft build rates and defense.

The Plain Bearings segment achieved net sales of $171.1 million in the nine month period ended December 27, 2014, an increase of $8.2 million, or 5.0%, compared to $162.9 million for the same period in the prior fiscal year. Excluding the $2.1 million impact of TCI, the net sales increase of $6.1 million for this segment was attributable to increased volume of $5.8 million and a favorable exchange rate impact of $0.3 million. Exclusive of acquisitions, net sales to aerospace and defense customers increased 5.0% and net sales to diversified industrial markets increased 1.1%.

The Roller Bearings segment achieved net sales of $96.6 million in the nine month period ended December 27, 2014, an increase of $10.7 million, or 12.5%, compared to $85.9 million for the same period in the prior fiscal year. Net sales to diversified industrial markets increased 22.5% and net sales to aerospace and defense customers increased 3.2%.

The Ball Bearings segment achieved net sales of $41.7 million in the nine month period ended December 27, 2014, an increase of $8.0 million, or 23.6%, compared to $33.7 million for the same period in the prior fiscal year. Excluding the $6.0 million impact of CMP, the net sales increase was primarily related to increased volume to aerospace and defense customers.

The Other segment, which is focused mainly on the sale of machine tool collets and precision components, achieved net sales of $22.5 million in the nine month period ended December 27, 2014, a decrease of $0.2 million compared to $22.7 million for the same period in the prior fiscal year.

Gross Margin.

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$63.5	$62.3	$1.2	2.0%
Roller Bearings	36.3	36.0	0.3	0.8%
Ball Bearings	16.5	11.9	4.6	38.9%
Other	8.9	9.4	(0.5)	(5.7)%
Total	$125.2	$119.6	$5.6	4.7%

Gross margin was $125.2 million, or 37.7% of net sales, in the nine month period ended December 27, 2014, versus $119.6 million, or 39.2% of net sales, for the same period in fiscal 2014. Excluding the impact of the consolidation and restructuring of the U.K. facility, gross margin would have been $128.9 million, or 38.9%, in fiscal 2015.

Gross margin for the Plain Bearings segment was $63.5 million, or 37.2% of net sales, in the nine month period ended December 27, 2014 versus $62.3 million, or 38.2% for the comparable period in fiscal 2014. The acquisition of TCI contributed $0.1 million to this improved performance. Excluding this impact, this segment was favorably impacted by a $1.1 million increase in volume.

The Roller Bearings segment reported gross margin of $36.3 million, or 37.6% of net sales, in the nine month period ended December 27, 2014 compared to $36.0 million, or 41.9%, in the same period in the prior fiscal year. Gross margin was unfavorably impacted by $3.7 million of costs primarily related to the consolidation and restructuring of the U.K. facility offset by favorable product mix of $1.7 million, cost efficiencies of $1.1 million and a volume increase of $1.2 million.

The Ball Bearings segment reported gross margin of $16.5 million, or 39.6% of net sales, in the nine month period ended December 27, 2014 versus $11.9 million, or 35.3%, in the same period in fiscal 2014. The acquisition of CMP contributed $2.7 million to this improved performance. Excluding this impact, this segment’s performance was primarily attributable to cost efficiencies of $1.2 million and increased volume of $0.7 million.

During the nine month period ended December 27, 2014, the Other segment reported gross margin of $8.9 million, or 39.5% of net sales, compared to $9.4 million, or 41.5%, for the same period in the prior fiscal year.

Selling, General and Administrative.

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$14.1	$13.3	$0.8	6.4%
Roller Bearings	4.8	5.2	(0.4)	(8.0)%
Ball Bearings	4.0	3.0	1.0	30.2%
Other	2.9	3.1	(0.2)	(4.3)%
Corporate	31.0	27.8	3.2	11.4%
Total	$56.8	$52.4	$4.4	8.4%

SG&A expenses increased by $4.4 million, or 8.4%, to $56.8 million for the nine month period ended December 27, 2014 compared to $52.4 million for the same period in fiscal 2014. The increase of $4.4 million was primarily attributable to an increase of $1.9 million in incentive stock compensation expense, $2.4 million related to the addition of two acquisitions and $0.1 million in other costs. As a percentage of net sales, SG&A was 17.1% for the nine month period ended December 27, 2014 compared to 17.2% for the same period in fiscal 2014.

Other, Net. Other, net for the nine month period ended December 27, 2014 was expense of $5.3 million, an increase of $1.6 million, compared to expense of $3.7 million for the same period in fiscal 2014. For the first nine months of fiscal 2015 other operating expenses consisted of $2.8 million related to the consolidation of operations, $1.4 million of amortization of intangibles, $1.5 million associated with acquisition activity, offset by other income of $0.4 million. For the nine month period ended December 28, 2013, other operating expenses consisted of $1.7 million associated with the consolidation and restructuring of the large bearing facilities, $1.4 million of amortization of intangibles, $0.5 million of costs associated with acquisitions and $0.1 million of other expenses.

Operating Income.

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change	% Change

Plain Bearings	$49.4	$48.3	$1.1	2.3%
Roller Bearings	27.8	30.6	(2.8)	(9.2)%
Ball Bearings	12.1	7.1	5.0	71.1%
Other	6.0	6.5	(0.5)	(7.9)%
Corporate	(32.2)	(29.0)	(3.2)	11.1%
Total	$63.1	$63.5	$(0.4)	(0.6)%

Operating income was $63.1 million, or 19.0% of net sales, in the nine month period ended December 27, 2014 compared to $63.5 million, or 20.8% of net sales, in the comparable period in fiscal 2014. Excluding the impact of the consolidation and restructuring of the U.K. and Texas facilities and of the costs associated with acquisitions, operating income would have been $71.1 million in fiscal 2015 compared to $65.4 million in fiscal 2014.

The Plain Bearings segment achieved an operating income of $49.4 million in the nine month period ended December 27, 2014 compared to $48.3 million for the same period last fiscal year.

The Roller Bearings segment achieved an operating income of $27.8 million in the nine month period ended December 27, 2014 compared to $30.6 million in the comparable period in fiscal 2014. This segment was unfavorably impacted by $6.5 million of costs primarily related to the consolidation of operations offset by favorable impacts from manufacturing efficiencies of $0.8 million, increased volume of $1.2 million and product mix of $1.7 million.

The Ball Bearings segment achieved an operating income of $12.1 million in the nine month period ended December 27, 2014 compared to $7.1 million for the same period in the prior fiscal year. The acquisition of CMP contributed $1.7 million to this improved performance. Excluding this impact, the increase was mostly attributable to cost efficiencies of $2.5 million and increased volume of $0.8 million.

The Other segment achieved an operating income of $6.0 million in the nine month period ended December 27, 2014 compared to $6.5 million for the same period in the prior fiscal year.

Interest Expense, Net. Interest expense, net was $0.8 million in the nine month periods ended December 27, 2014 and December 28, 2013.

Other Non-Operating (Income) Expense. Other non-operating income was $0.3 million in the nine month period ended December 27, 2014 compared to income of $0.2 million in the same period last fiscal year. The change of $0.1 million was primarily due to the impact of foreign exchange rates on foreign currency deposits.

Income Before Income Taxes. Income before taxes decreased by $0.3 million to $62.6 million for the nine month period ended December 27, 2014 compared to $62.9 million for the nine month period ended December 28, 2013.

Income Taxes. Income tax expense for the nine month period ended December 27, 2014 was $19.3 million compared to $20.9 million for the nine month period ended December 28, 2013. Our effective income tax rate for the nine month period ended December 27, 2014 was 30.8% compared to 33.2% for the nine month period ended December 28, 2013. The effective income tax rate for the nine month period ended December 27, 2014 of 30.8% includes discrete items in the amount of $3.8 million which are substantially comprised of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility, along with the reversal of unrecognized tax benefits associated with the expiration of the statutes of limitation, the conclusion of state income tax audits, the recognition of interest on unrecognized tax positions and the recognition of benefits for federal law change. The effective income tax rate without these discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility would have been 33.5%. The effective income tax rate for the nine month period ended December 28, 2013 of 33.2% includes discrete items in the amount of $0.6 million which are substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitations and the conclusion of income tax audits as well as the recognition of interest on unrecognized tax positions. The effective income tax rate without these discrete items would have been 34.1%. In addition to discrete items, the effective income tax rates are different from U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and an officers’ compensation adjustment and state income taxes which increase the rate.

Net Income. Net income increased by $1.3 million to $43.3 million for the nine month period ended December 27, 2014 compared to $42.0 million for the nine month period ended December 28, 2013. Excluding the after tax impact of costs associated with the consolidation and restructuring of facilities, net income would have been $46.9 million for the nine month period ended December 27, 2014 compared to $42.7 million for the same period last year.

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

Liquidity

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of December 27, 2014, the balance on this mortgage was 8.3 million CHF, or $8.4 million.

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

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of December 27, 2014, we were in compliance with all such covenants.

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

Approximately $3.7 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 27, 2014, RBCA had the ability to borrow up to an additional $146.3 million under the JP Morgan Credit Agreement.

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

As of December 27, 2014, we had cash and cash equivalents of $119.2 million of which approximately $42.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Nine Month Period Ended December 27, 2014 Compared to the Nine Month Period Ended December 28, 2013

In the nine month period ended December 27, 2014, we generated cash of $62.4 million from operating activities compared to $36.0 million for the nine month period ended December 28, 2013. The increase of $26.4 million was mainly a result of an increase in net income of $1.3 million, the increase of non-cash charges of $4.0 million and a favorable net change in operating assets and liabilities of $21.1 million. The change in working capital investment was primarily attributable to favorable impacts in accounts receivable of $5.7 million, inventory of $4.5 million, prepaid and other current assets of $4.6 million, accrued expenses and other current liabilities of $8.0 million and other non-current assets of $0.1 million, offset by unfavorable impacts in accounts payable of $0.5 million and other non-current liabilities of $1.3 million. Inventory turnover remained at 1.7 for the nine month periods ended December 27, 2014 and December 28, 2013. Days sales outstanding decreased to 59 at December 27, 2014 as compared to 61 at December 28, 2013.

Cash used in investing activities for the nine month period ended December 27, 2014 included $15.9 million for capital expenditures offset by $2.4 million from the sale of short-term investments and $0.6 million from the sale of assets. Cash used in investing activities for the nine month period ended December 28, 2013 included $22.6 million for capital expenditures, $0.7 million for the purchase of short-term investments and $17.6 million related to the acquisition of businesses.

Cash used in financing activities was $46.7 million for the nine month period ended December 27, 2014 compared to providing $4.2 million for the nine month period ended December 28, 2013. The nine month period ended December 27, 2014 incurred $46.0 million from cash dividends paid to shareholders, $7.0 million from the repurchase of common stock, $0.4 million of payments on notes payable and $0.1 million from payments on capital lease obligations offset by $3.4 million from the exercise of stock options and $3.4 million in excess tax benefits from stock-based compensation. The nine month period ended December 28, 2013 included $3.6 million from the exercise of stock options and $1.5 million in excess tax benefits from stock-based compensation offset by $0.6 million from the repurchase of common stock and $0.3 million of payments on notes payable.

Capital Expenditures

Our capital expenditures were $15.9 million for the nine month period ended December 27, 2014. In addition, we expect to make additional capital expenditures of $3.0 to $6.0 million during the fourth quarter of fiscal 2015 in connection with our existing business. We expect to fund fiscal 2015 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

As of December 27, 2014, there were no material changes in capital lease, operating lease or pension and postretirement obligations as compared to such obligations and liabilities as of March 29, 2014.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2014 Annual Report, incorporated by reference in our fiscal 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2015.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 14% of our net sales were impacted by foreign currency fluctuations in the first nine months of fiscal 2015 compared to approximately 13% in the same period in fiscal 2014. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 27, 2014, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 27, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2014, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 27, 2014. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 29, 2014.

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

Total share repurchases for the three months ended December 27, 2014 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/28/2014 – 10/25/2014	41,475	$56.06	41,475	$41,094
10/26/2014 – 11/22/2014	38	62.88	38	41,092
11/23/2014 – 12/27/2014	16	62.76	16	$41,091
Total	41,529	$56.07	41,529

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 5, 2015

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 5, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

