Form 10-K
period 2015-03-28
RBC Bearings INC
filed 2015-05-27
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2015

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

Large accelerated filer ☑ Smaller reporting company ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 27, 2014 (based on the September 27, 2014 closing sales price of $58.00 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $1,356,207,852.

Number of shares outstanding of the registrant’s Class A Common Stock at May 19, 2015:

23,393,595 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 10, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision components and bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. We have been providing bearing solutions to our customers since 1919. Over the past ten years, we have broadened our end markets, products, customer base and geographic reach. We currently have 28 facilities of which 25 are manufacturing facilities in four countries.

The Bearing Industry

The bearing industry is a fragmented multi-billion dollar market. Purchasers of bearings include producers of commercial and military aerospace equipment, automotive and commercial truck manufacturers, industrial equipment and machinery manufacturers, agricultural machinery manufacturers and construction, mining and specialized equipment manufacturers.

Demand for bearings and precision components in the diversified industrial market are influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, aging of the existing commercial aircraft fleet, new aircraft build rates along with carrier traffic growth worldwide determines demand for our bearing solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and precision components.

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

•	Diversified Industrial Market (45% of net sales for the fiscal year ended March 28, 2015)

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

Our largest diversified industrial customers include Caterpillar, Komatsu America, National Oilwell Varco, and various aftermarket distributors including Applied Industrial, BDI Corporation, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial bearings market reduces our exposure to downturns in any individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued cost reduction.

•	Aerospace and Defense Market (55% of net sales for the fiscal year ended March 28, 2015)

We supply bearings and precision components for use in commercial, private and military aircraft. We supply bearings for many of the commercial aircraft currently operating worldwide and are their primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters, missile systems, and satellites. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

We manufacture bearing products used by the U.S. Department of Defense and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. We specialize in the manufacture of high precision ball and roller bearings, commercial ball bearings and metal-to-metal, self-lubricating plain bearings and precision components for the defense market. Our bearing products are manufactured to conform to U.S. military specifications and are typically custom designed during the original product design phase, which often makes us the sole or primary bearing supplier for the life of the product. In addition to products that meet military specifications, these customers often require precision products made of specialized materials to custom designs and specifications. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace and defense customers include Airbus, Boeing, General Electric, Safran, Lockheed Martin, U.S. Department of Defense and various aftermarket distributors including Wesco Aircraft, Dixie Aerospace, National Precision Bearing and W.S. Wilson Corporation. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial aircraft.

In fiscal 2015, 3.0% of our net sales were made directly, and we estimate that approximately an additional 16.5% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

Products

Bearings and precision components are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads. We design, manufacture and market a broad portfolio of bearing products. We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments that do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure are combined and disclosed as “Other”.

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

	Net Sales for the Fiscal Year Ended
Segment	March 28, 2015	March 29, 2014	March 30, 2013		Representative Applications
Plain Bearings	$230,168	$223,099	$215,963	•	Aircraft engine controls and landing gear
	(51.7)%	(53.3)%	(53.6)%	•	Missile launchers
				•	Mining, energy, and construction equipment
Roller Bearings	$128,702	$115,806	$115,021	•	Aircraft hydraulics
	(28.9)%	(27.6)%	(28.5)%	•	Military and commercial truck chassis
				•	Packaging machinery and gear pumps
Ball Bearings	$56,464	$49,555	$41,366	•	Radar and night vision systems
	(12.7)%	(11.8)%	(10.3)%	•	Airframe control and actuation
				•	Semiconductor equipment
Other	$29,944	$30,426	$30,701	•	Collets for machine tools
	(6.7)%	(7.3)%	(7.6)%	•	Industrial gears

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

Product Design and Development

We produce specialized bearings and precision components that are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers on a continual basis to develop bearing solutions. The product development cycle can follow many paths which are dependent on the end market or sales channel. The process normally takes between 3-6 years from concept to sale depending upon the application and the market. A common route that is used for major OEM projects begins when our design engineers meet with their customer counterparts at the machine design conceptualization stage and work with them through the conclusion of the product development.

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

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer. We currently have in excess of 44,100 of such approvals, which often gives us a significant competitive advantage, and in many of these instances we are the only approved supplier of a given bearing product.

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.0% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have developed our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings that require local inventory and service. In addition, specific larger OEM customers are also serviced through this channel to facilitate requirements for “Just In Time” deliveries or “Kan Ban” systems. Our worldwide distributor network provides our customers with more than 4,600 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

Backlog

As of March 28, 2015, we had order backlog of $209.6 million compared to a backlog of $218.4 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers’ orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their bearing business to other suppliers.

Employees

We had 1,535 hourly employees and 955 salaried employees as of March 28, 2015, of whom 559 were employed in our international operations. As of March 28, 2015, 169 of our hourly employees were represented by unions in the U.S. We believe that our employee relations are satisfactory.

We are subject to three collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey and Plymouth, Indiana plants. These agreements expire on January 31, 2018, June 30, 2017 and October 30, 2015, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 152 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 164 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2016.

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

Our top ten customers generated 28% and 30% of our net sales during fiscal 2015 and fiscal 2014, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers’ purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2015, 3.0% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 16.5% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 (“BCA”), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense (“DOD”) base budgets over a ten-year period ending in 2021. The BCA also provided for an automatic sequestration process, originally slated to commence effective as of January 2, 2013, that imposed additional cuts of approximately $50 billion per year to the currently proposed DOD budgets for each fiscal year beginning with 2013 and continuing through 2021.

Although we cannot predict whether the automatic sequestration process will be allowed to proceed as set forth in the BCA or will be further modified by new or additional legislation, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DOD budget cuts. However, one or more of our programs could be reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, which could significantly impact our operations.

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

As of March 28, 2015, approximately 11% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements, one agreement covering approximately 45 employees will expire in June 2017, one agreement covering approximately 84 employees will expire in January 2018 and one agreement covering approximately 40 employees will expire in October 2015.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, Poland and China. Of our 28 facilities, 5 are located outside the U.S., including 4 manufacturing facilities.

In fiscal 2015, 16% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss Franc as the functional currency, our French operation utilizes the Euro as the functional currency, our Polish operation utilizes the Polish Zloty as the functional currency and our English operation utilizes the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates.”

We may be required to make significant future contributions to our pension plan.

As of March 28, 2015, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $5.0 million as of March 28, 2015 and by $4.1 million as of March 29, 2014, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 “Pension Plans.”

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

As of March 28, 2015, we had an order backlog of $209.6 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Except for a $2.00 per common share special dividend approved by the Board on May 16, 2014 and paid on June 13, 2014, we have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we plan to apply earnings and excess cash, if any, to the expansion and development of the business. Thus, the return on your investment, if any, could depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use these facilities for manufacturing and product testing and development.

We own facilities in the following locations:

Rancho Dominguez, California	Clayton, Georgia
Santa Ana, California	Bremen, Indiana
Fairfield, Connecticut	Plymouth, Indiana
Middlebury, Connecticut	Mielec, Poland
Oxford, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Ball Ground, Georgia	Westminster, South Carolina
Delemont, Switzerland	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2018	Reynosa, Mexico (2)	October 31, 2016
Garden Grove, California	November 30, 2015	Tecate, Mexico	January 31, 2019
Fountain Valley, California	November 30, 2016	West Trenton, New Jersey	February 28, 2018
San Diego, California	October 1, 2016	Mentor, Ohio	January 31, 2023
Santa Fe Springs, California	November 30, 2015	Oklahoma City, Oklahoma	September 30, 2021
Shanghai, China	May 31, 2016	Horsham, Pennsylvania	April 14, 2016
Les Ulis, France	June 30, 2016	Bishopville, South Carolina	January 31, 2016
Hoffman Estates, Illinois	August 31, 2015	Hartsville, South Carolina	September 30, 2015
Reynosa, Mexico (1)	February 29, 2016	Grand Prairie, Texas	February 28, 2018

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

Our wholly owned subsidiary, RBC Aircraft Products, Inc. was a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $2,986,089 was entered on April 9, 2013. Precise Machining & Manufacturing LLC subsequently filed a motion for judgment in its favor as a matter of law and a motion for a new trial. On May 5, 2014 the presiding judge surprisingly overturned the jury verdict and granted a motion for a new trial. RBC Aircraft Products, Inc. subsequently filed a motion for Certification of Judgment, which was unopposed by Precise Machining & Manufacturing LLC, which was granted on July 28, 2014 and allowed RBC Aircraft Products, Inc. to immediately appeal the judges’ decision to overturn the jury verdict to the Second Circuit Court of Appeals. RBC Aircraft Products, Inc. has filed the appeal and it has been fully briefed. The parties are awaiting further instruction from the Second Circuit Court of Appeals. The overturning of a jury verdict is highly unusual and RBC Aircraft Products, Inc. believes there is no credible support for doing so in this matter and expects to be successful with its appeal.

We expect to prevail in this appeal above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. Any monetary recovery from this lawsuit will be recognized only if and when it is received by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2015.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board normally for a term of one year and until the election of their successors. Our executive officers of the company as of May 19, 2015 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	69	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	55	2003	Director, Vice President, Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	57	2008	Vice President and General Manager
Richard J. Edwards	59	1996	Vice President and General Manager
Thomas J. Williams	63	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	63	2006	Corporate Controller

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 19, 2015, there were 4 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$65.82	$56.68	$54.07	$46.03
Second Quarter	65.61	50.00	67.32	52.59
Third Quarter	66.68	51.96	71.06	61.17
Fourth Quarter	75.98	57.90	71.25	57.12

The last reported sale price of our common stock on the Nasdaq National Market on May 19, 2015 was $73.27 per share.

Dividend Policy

On May 16, 2014, our Board declared a special cash dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend was payable on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date was May 28, 2014. The Board opted for a special dividend payment, rather than a regular reoccurring dividend, to allow greater flexibility given our pipeline of attractive growth opportunities. The Board will, however, consider the use of additional special cash dividends in the future as circumstances warrant.

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

Total share repurchases for the three months ended March 28, 2015, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/28/2014 – 01/24/2015	174	$61.83	174	$41,080
01/25/2015 – 02/21/2015	—	—	—	41,080
02/22/2015 – 03/28/2015	—	—	—	$41,080
Total	174	61.83	174

During the fourth quarter of fiscal 2015, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from April 3, 2010 to March 28, 2015. Because of the diversity of our markets and products we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index is comprised of issuers with generally similar market capitalizations to that of the Company, and as permitted by regulation is included in the graph. Each line on the graph assumes that $100 was invested in our common stock on April 3, 2010 or in the respective indices at the closing price on April 3, 2010. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 28, 2015.

Comparison of Five-Year Cumulative Total Return*

Among RBC Bearings Incorporated, the Nasdaq Composite Index, and the Russell 2000 Small Cap Index

	April 3, 2010	April 2, 2011	March 31, 2012	March 30, 2013	March 29, 2014	March 28, 2015
RBC Bearings Incorporated	$100.00	$122.47	$145.38	$159.34	$198.46	$246.21
Nasdaq Composite Index	100.00	117.19	131.22	140.59	181.12	215.70
Russell 2000 Small Cap Index	100.00	125.29	124.58	144.89	177.70	193.87

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 28, 2015, March 29, 2014, March 30, 2013, March 31, 2012 and April 2, 2011 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$445,278	$418,886	$403,051	$397,511	$335,625
Cost of sales	275,138	254,089	250,122	256,931	225,851
Gross margin	170,140	164,797	152,929	140,580	109,774
Selling, general and administrative	75,908	71,969	65,751	61,303	52,706
Other, net	5,802	4,178	9,077	1,629	875
Operating income	88,430	88,650	78,101	77,648	56,193
Interest expense, net	1,055	1,019	868	1,045	1,791
Other non-operating expense (income)	2,820	(122)	(2,955)	624	1,525
Income before income taxes	84,555	87,753	80,188	75,979	52,877
Provision for income taxes	26,307	27,545	23,846	25,982	18,009
Net income	$58,248	$60,208	$56,342	$49,997	$34,868
Net income per common share:
Basic	$2.52	$2.63	$2.52	$2.28	$1.61
Diluted	$2.49	$2.59	$2.47	$2.23	$1.58
Weighted average common shares:
Basic	23,073,940	22,874,842	22,401,068	21,880,554	21,678,626
Diluted	23,385,061	23,244,241	22,810,793	22,390,914	22,078,711
Dividends per share	$2.00	—	—	—	—
Other Financial Data:
Capital expenditures	$20,897	$28,920	$42,017	$17,841	$10,440

	As of
	March 28,	March 29,	March 30,	March 31,	April 2,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$125,455	$121,207	$114,480	$68,621	$63,975
Working capital	383,366	374,725	326,953	270,434	215,791
Total assets	632,073	620,993	542,442	459,518	425,982
Total debt	9,198	10,447	10,300	1,041	31,296
Total stockholders’ equity	549,433	538,452	462,195	385,815	330,067

(1)	Net sales were $445.3 million in fiscal 2015 compared to $418.9 million in fiscal 2014, an increase of $26.4 million. Net sales in fiscal 2015 included net sales of $19.5 million for Climax Metal Products (“CMP”) and Turbine Components Inc. (“TCI”), which were acquired in August 2013 and October 2013, respectively.

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

Overview

We are a well known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 28 facilities, of which 25 are manufacturing facilities in four countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy fiscal years 2015, 2014 and 2013 contained 52 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Other. The following further describes these reportable segments:

Plain Bearings. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consists of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components.

Roller Bearings. Roller bearings are anti-friction bearings that use rollers instead of balls. We manufacture four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.

Ball Bearings. We manufacture four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings which are used in high-speed rotational applications.

Other. Other consists of three operating locations that do not fall into the above segmented categories. Our precision machine tool collets provide effective part holding and accurate part location during machining operations. Additionally, we provide machining for integrated bearing assemblies and aircraft components for the commercial and defense aerospace markets and tight-tolerance, precision mechanical components for use in the motion control industry.

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole. Purchasers of bearings include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, energy, mining and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision bearings and components through the following efforts:

•	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

•	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

•	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors and sales to OEMS for replacement bearings. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

•	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the bearing industry that may present us with acquisition opportunities.

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 23 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

The following items highlight the most recent significant events:

•	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent Aerospace and Defense for $500 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures sells, and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints, and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls, and Sargent Aerospace & Defense. Annual sales are approximately $195 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides RBCA, as Borrower, with (a) a $200 million term loan facility (the “Term Loan Facility”) and (b) a $350 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

•	In the second quarter of fiscal 2015, we reached a decision to consolidate the manufacturing capacity of the United Kingdom (U.K.) facility into our other manufacturing facilities. This decision was based on our intent to better align manufacturing abilities and product development.

•	In the third quarter of fiscal 2014, we acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.

Outlook

We ended fiscal 2015 with a backlog of $209.6 million compared to $218.4 million for the same period last fiscal year. Our net sales increased 6.3% year over year due to 2.2% growth in the aerospace and defense markets and 11.9% in the diversified industrial markets. We expect to see growth in the diversified industrial markets resulting from the overall economic improvement of the general industrial markets and continued growth in aerospace tied to the aircraft build rates. Our internal goal is to grow our diversified industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”) on a compounded basis.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of March 28, 2015, we had cash and cash equivalents of $125.5 million of which approximately $40.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Sales to the diversified industrial market accounted for 45% of our net sales for the fiscal year ended March 28, 2015. Sales to the aerospace and defense markets accounted for 55% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms represented approximately 48.1% of our net sales for fiscal 2015. We continue to develop our OEM relationships which have established us as a leading supplier on many important industrial, aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the diversified industrial sectors; one of our business strategies has been to increase the proportion of sales derived from this sector and from aerospace and defense. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 16% of our net sales were generated by our international facilities for fiscal 2015, compared to 16% for fiscal 2014. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 28% and 30% of our net sales in fiscal 2015 and fiscal 2014, respectively. Out of the 28% of net sales generated by our top ten customers during the fiscal year ended March 28, 2015, 15% of net sales were generated by our top four customers compared to 16% for the comparable period last fiscal year.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 12% to 25% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2015, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

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

Fiscal 2015 Compared to Fiscal 2014

Results of Operations

	FY15	FY14	$ Change	% Change
Net sales	$445.3	$418.9	$26.4	6.3%
Net income	$58.2	$60.2	$(2.0)	(3.3)%
Net income per common share: Diluted	$2.49	$2.59
Weighted average common shares: Diluted	23,385,061	23,244,241

Net sales increased $26.4 million or 6.3% for fiscal 2015 over fiscal 2014. The increase in net sales was mainly the result of a 11.9% increase in industrial sales and a 2.2% increase in aerospace and defense. Growth in industrial sales was driven by volume increases in construction, oil and gas, the general industrial markets, and the acquisition of CMP. The aerospace and defense increase was driven by commercial aircraft build rates.

Net income decreased by $2.0 million to $58.2 million for fiscal 2015 compared to fiscal 2014. Excluding the after tax impact of costs associated with the consolidation and restructuring of facilities, net income would have been $64.0 million for fiscal 2015, an increase of $3.8 million over fiscal 2014.

Gross Margin

	FY15	FY14	$ Change	% Change

Gross Margin	$170.1	$164.8	$5.3	3.2%
Gross Margin %	38.2%	39.3%

Gross margin decreased as a percentage of net sales in fiscal 2015 compared to fiscal 2014 primarily due to consolidation and restructuring of the U.K. facility. Excluding the impact of the consolidation and restructuring of the U.K. facility, gross margin would have been $173.8 million for fiscal 2015, an increase of $9.0 million over fiscal 2014. This would have resulted in a gross margin percentage of sales of 39.0% in fiscal 2015 compared to 39.3% for fiscal 2014.

Selling, General and Administrative

	FY15	FY14	$ Change	% Change

SG&A	$75.9	$72.0	$3.9	5.5%
% of net sales	17.0%	17.2%

SG&A decreased as a percentage of net sales to 17.0% in fiscal 2015 from 17.2% in fiscal 2014. SG&A expenses increased by $3.9 million to $75.9 million for fiscal 2015 compared to fiscal 2014. Excluding the impact of two acquisitions of $3.2 million, the increase of $7.1 million was primarily attributable to increases in personnel related expenses of $4.9 million and incentive stock compensation expense of $2.5 million, offset by a decrease in other costs of $0.3 million.

Other Income (Expense)

	FY15	FY14	$ Change	% Change

Other, net	$5.8	$4.2	$1.6	38.9%
% of net sales	1.3%	1.0%

Other operating expenses for fiscal 2015 totaled $5.8 million compared to $4.2 million for fiscal 2014. For fiscal 2015 other operating expense primarily consisted of $2.8 million related to the consolidation and restructuring of the U.K. facility, $1.8 million of amortization of intangibles and $1.5 million associated with acquisition activity offset by other income of $0.3 million. In fiscal 2014, other, net consisted of $1.9 million of amortization of intangibles, $1.9 million related primarily to consolidations and restructuring and $0.5 million of acquisition costs offset by $0.1 million of other miscellaneous income.

Interest Expense, Net

	FY15	FY14	$ Change	% Change

Interest expense	$1.1	$1.0	$0.1	3.5%
% of net sales	0.2%	0.2%

Interest expense, net, generally consists of interest charged on our JP Morgan Credit Agreement, mortgage, and other borrowings, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $1.1 million for fiscal 2015 compared to $1.0 million for 2014.

Other Non-Operating Expense (Income)

	FY15	FY14	$ Change	% Change

Other non-operating expense (income)	$2.8	$(0.1)	$2.9	2,411.5%
% of net sales	0.6%	0.0%

Other non-operating expense for fiscal 2015 totaled $2.8 million, consisting primarily of the negative impact of the removal of the foreign exchange cap of Swiss Francs 1.20 against the Euro.

Income Taxes

	FY15	FY14

Income tax expense	$26.3	$27.5
Effective tax rate with discrete items	31.1%	31.4%
Effective tax rate without discrete items	33.8%	33.3%

Income tax expense for fiscal 2015 was $26.3 million compared to $27.5 million for fiscal 2014. Our effective income tax rate for fiscal 2015 was 31.1% compared to 31.4% for fiscal 2014. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate. The effective income tax rate for fiscal 2015 of 31.1% includes discrete items of $5.5 million which are comprised substantially of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility and unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations. The effective income tax rate for fiscal 2015 without these discrete items would have been 33.8%. The effective income tax rate of 31.4% for fiscal 2014 includes discrete items in the amount of $1.7 million which are substantially comprised of the reversal of unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations. The effective income tax rate for fiscal 2014 without these discrete items would have been 33.3%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Other. Within the Plain Bearings, Roller Bearings and Ball Bearings segments, we have not aggregated any operating segments. Within the Other reportable segment, we have aggregated operating segments because they do not meet the quantitative threshold for separate disclosure. We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment. The presentation of segment net sales includes a reconciliation to adjust for the effects of any acquisitions made in fiscal 2015 and fiscal 2014.

Plain Bearing Segment:

	FY15	FY14	$ Change	% Change

Organic net sales	$226.0	$220.8	$5.2	2.4%
Sales by recent acquisitions	4.2	2.3	1.9
Total net sales	$230.2	$223.1	$7.1	3.2%

Gross margin	$86.1	$85.2	$0.9	1.1%
Gross margin %	37.4%	38.2%

SG&A	$18.7	$17.9	$0.8	4.6%
% of segment net sales	8.1%	8.0%

Net sales increased $7.1 million or 3.2% for fiscal 2015 compared to fiscal 2014. Excluding the $1.9 million impact of acquisition volume from TCI, net sales increased $5.2 million or 2.4% over fiscal 2014. The net sales increase of $5.2 million for this segment was mostly attributable to a net sales increase to the aerospace and defense sector of $6.5 million offset by a net sales decrease to the industrial sector of $0.9 million and a foreign exchange impact of $0.4 million.

Gross margin increased $0.9 million for fiscal 2015 compared to fiscal 2014. The increase of $0.9 million was primarily attributed to favorable impact in volume of $1.8 million offset by unfavorable impacts in product mix of $0.7 million and foreign exchange of $0.2 million. Excluding the impact of acquisitions of $0.1 million the segment achieved a gross margin of $86.0 million fiscal 2015, or an increase of 1.0% over fiscal 2014.

Roller Bearing Segment:

	FY15	FY14	$ Change	% Change

Organic net sales	$128.7	$115.8	$12.9	11.1%
Sales by recent acquisitions	—	—	—
Total net sales	$128.7	$115.8	$12.9	11.1%

Gross margin	$50.0	$48.8	$1.2	2.5%
Gross margin %	38.9%	42.1%

SG&A	$6.2	$6.9	$(0.7)	(10.5)%
% of segment net sales	4.8%	6.0%

Net sales increased $12.9 million or 11.1% over fiscal 2014. This increase was attributable to sales increases to the diversified industrial sector of $11.3 million and in the aerospace and defense sector of $1.6 million. This segment was primarily affected by the favorable impacts of increased volume of $9.9 million and product mix of $2.5 million.

The Roller Bearings segment achieved a gross margin of $50.0 million in fiscal 2015 compared to $48.8 million in fiscal 2014. Excluding the impact of the consolidation of operations of $3.7 million gross margin would have increased $4.9 million over the same period last year. Excluding these impacts, the increase was primarily due to cost efficiencies of $1.3 million, a volume increase of $3.3 million and favorable product mix of $0.3 million.

Ball Bearing Segment:

	FY15	FY14	$ Change	% Change

Organic net sales	$41.2	$40.1	$1.1	2.7%
Sales by recent acquisitions	15.3	9.5	5.8
Total net sales	$56.5	$49.6	$6.9	13.9%

Gross margin	$22.5	$18.1	$4.4	24.1%
Gross margin %	39.9%	36.6%

SG&A	$5.3	$4.5	$0.8	18.1%
% of segment net sales	9.4%	9.1%

Net sales increased $6.9 million or 13.9% for fiscal 2015 compared to fiscal 2014. This increase was attributable to net sales increases to the diversified industrial sector of $6.4 million and to the aerospace and defense sector of $0.5 million. Excluding the $5.8 million impact of acquisition volume from CMP, net sales increased $1.1 million or 2.7% over fiscal 2014. The $1.1 million increase was primarily due to the favorable impact of increased volume of $1.8 million offset by $0.7 million of unfavorable product mix.

Gross margin increased $4.4 million or 24.1% for fiscal 2015 compared to fiscal 2014. Excluding the $2.8 million favorable impact due to acquisitions, the increase was primarily due to the favorable impact of increased volume of $0.6 million and cost efficiencies of $1.0 million.

Other Segment:

	FY15	FY14	$ Change	% Change

Organic net sales	$29.9	$30.4	$(0.5)	(1.6)%
Sales by recent acquisitions	—	—	—
Total net sales	$29.9	$30.4	$(0.5)	(1.6)%

Gross margin	$11.5	$12.7	$(1.2)	(9.0)%
Gross margin %	38.7%	41.8%

SG&A	$4.0	$4.0	—	0.7%
% of segment net sales	13.4%	13.1%

The Other segment is focused mainly on the sale of machine tool collets and precision components. During fiscal 2015 net sales decreased $0.5 million to $29.9 million from $30.4 million in fiscal 2014. This decrease was primarily attributable to net sale decreases to the aerospace and defense sector of $2.3 million offset by increases to the diversified industrial sector of $1.8 million.

Corporate:

	FY15	FY14	$ Change	% Change

SG&A	$41.7	$38.7	$3.0	7.8%
% of total net sales	9.4%	9.2%

Corporate SG&A increased $3.0 million or 7.8% for fiscal 2015 compared to fiscal 2014. This was primarily due to an increase in stock compensation of $2.5 million and personnel – related expenses of $0.5 million.

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

Income Taxes. Income tax expense in fiscal 2014 was $27.5 million compared to $23.8 million in fiscal 2013. The effective income tax rate in fiscal 2014 was 31.4% compared to 29.7% in fiscal 2013. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes and an officers’ compensation adjustment which increase the rate. For fiscal 2014 and 2013, there were discrete items of $1.7 million and $4.0 million comprised primarily of the release of certain unrecognized tax benefits associated with federal and state income tax audits closing and statute of limitations expiring. For fiscal 2013, on 1/2/2013, in the Company’s fourth quarter, the American Taxpayer Relief Act of 2012 retroactively reinstated the research and development tax credit which had previously expired. The benefit of the discrete items, along with the benefit from the reinstatement of the research and development tax credit in fiscal 2013, have caused a decrease in the Company’s fiscal 2013 and 2014 annual effective income tax rates.

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

Liquidity

As of March 28, 2015, we had cash and cash equivalents of $125.5 million of which approximately $40.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

On May 16, 2014, our Board declared a special cash dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend was payable on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date was May 28, 2014. The Board opted for a special dividend payment, rather than a regular reoccurring dividend, to allow greater flexibility given our pipeline of attractive growth opportunities. The Board will, however, consider the use of additional special cash dividends in the future as circumstances warrant.

Mortgage

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of March 28, 2015, the balance on this mortgage was 8.1 million CHF, or $8.4 million.

JP Morgan Credit Agreement

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on our consolidated ratio of net debt to adjusted EBITDA from time to time. Currently, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans. This agreement was terminated as of April 24, 2015.

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 28, 2015, we were in compliance with all such covenants.

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

Approximately $3.7 million of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 28, 2015, RBCA had the ability to borrow up to an additional $146.3 million under the JP Morgan Credit Agreement.

Credit Suisse Credit Agreement

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4.0 million Swiss francs, or $4.2 million, of revolving credit loans and letters of credit. Borrowings under this facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 28, 2015, there were no borrowings under the Swiss Credit Facility.

Cash Flows

Fiscal 2015 Compared to Fiscal 2014

As of March 28, 2015, we had cash and cash equivalents of $125.5 million of which approximately $40.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

The following table summarizes our cash flow activities:

	FY15	FY14	$ Change
Net cash provided by (used in):
Operating activities	$71.8	$48.0	$23.8
Investing activities	(17.9)	(47.1)	29.2
Financing activities	(46.0)	3.8	(49.8)
Effect of exchange rate changes on cash	(3.6)	2.0	(5.6)
Increase in cash and cash equivalents	$4.3	$6.7	$(2.4)

During fiscal 2015 we generated cash of $71.8 million from operating activities compared to $48.0 million for fiscal 2014. The increase of $23.8 million for fiscal 2015 was mainly a result of the addition of non-cash charges of $7.2 million and a favorable net change in operating assets and liabilities of $18.6 million, offset by a decrease in net income of $2.0 million. The favorable impact of the non-cash charges was primarily due to the consolidation and restructuring of the U.K. facility for $5.0 million in the second quarter of fiscal 2015. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of $18.6 million for fiscal 2015 versus fiscal 2014 and ($23.8) million for fiscal 2014 versus fiscal 2013.

	FY15	FY14
Cash provided by (used in):
Accounts receivable	$4.0	$(8.7)
Inventory	3.5	(1.5)
Prepaid expenses and other current assets	7.2	(3.3)
Other non-current assets	0.6	(1.5)
Accounts payable	2.5	(3.6)
Accrued expenses and other current liabilities	5.7	(10.6)
Other non-current liabilities	(4.9)	5.4
Total change in operating assets and liabilities:	$18.6	$(23.8)

During fiscal 2015, we used $17.9 million for investing activities as compared to $47.1 for fiscal 2014. The decrease of cash used in investing activities of $29.2 million is primarily attributable to the proceeds received on the sale of short-term investments of $2.4 million offset by acquisitions in fiscal 2014 of $17.6 million.

During fiscal 2015, we used $46.0 million for financing activities compared to providing $3.8 million for fiscal 2014. This increase was primarily attributable to the $46.0 million dividend paid to shareholders in the first quarter of fiscal 2015.

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

Capital Expenditures

Our capital expenditures in fiscal 2015 were $20.9 million. We expect to make capital expenditures of approximately $15.0 to $18.0 million during fiscal 2016 in connection with our existing business. We have funded our fiscal 2015 capital expenditures, and expect to fund fiscal 2016 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 28, 2015:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$9,198	$1,233	$965	$965	$6,035
Capital lease obligations	—	—	—	—	—
Operating leases	11,252	3,718	4,440	1,711	1,383
Interest on fixed rate debt	2,169	239	436	381	1,113
Pension and postretirement benefits	19,467	1,819	3,846	3,983	9,819
Total contractual cash obligations	$42,086	$7,009	$9,687	$7,040	$18,350

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $5.7 million, which includes interest and penalties, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

Quarterly Results of Operations

	Quarter Ended
	Mar. 28, 2015	Dec. 27, 2014	Sept. 27, 2014	June 28, 2014	Mar. 29, 2014	Dec. 28, 2013	Sept. 28, 2013	June 29, 2013
	(Unaudited) (in thousands, except per share data)
Net sales	$113,417	$106,322	$112,555	$112,984	$113,718	$100,546	$101,954	$102,668
Gross margin	44,915	41,653	39,751	43,821	45,241	38,496	40,591	40,469
Operating income	25,333	20,589	18,297	24,211	25,179	19,657	21,516	22,298
Net income	$14,929	$14,051	$13,248	$16,020	$18,203	$12,764	$14,125	$15,116
Net income per common share:
Basic(1)(2)	$0.65	$0.61	$0.57	$0.70	$0.79	$0.56	$0.62	$0.66
Diluted(1)(2)	$0.64	$0.60	$0.57	$0.69	$0.78	$0.55	$0.61	$0.65

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Revenue Recognition. In accordance with SEC Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104,” we recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

Accounts Receivable. We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur in the future as conditions in the marketplace change.

Inventory. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. We account for inventory under a full absorption method. We record adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Goodwill. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) is not amortized but instead is tested for impairment annually (performed by us during the fourth quarter of each fiscal year), or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to our carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. We use a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, we apply performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to our reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming constant WACC and long-term growth rates. Although no changes are expected as a result of the comparison since the fair value of the reporting units exceeded the carrying value by approximately 59%, if the assumptions management makes regarding estimated cash flows are less favorable than expected, we may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan’s future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 3.80% at March 30, 2013, to 4.10% at March 29, 2014 and subsequently decreased to 3.40% at March 28, 2015. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.00% and 7.75% in fiscal 2015 and fiscal 2014, respectively.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 4.10% to 3.10%) would have increased our pension expense for fiscal 2015 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 4.10% to 5.10%) would have decreased our pension expense for fiscal 2015 by approximately $0.2 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 6.00%) would have increased our pension expense for fiscal 2015 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 8.00%) would have reduced our pension expense for fiscal 2015 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 28, 2015 by 1.00% (from 3.40% to 2.40%) would have increased the projected benefit obligation of our pension plan by approximately $3.5 million. Increasing the discount rate assumption used to determine the funded status as of March 28, 2015 by 1.00% (from 3.40% to 4.40%) would have reduced the projected benefit obligation of our pension plan by approximately $2.9 million.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	1.60%	1.04%	0.68%
Expected volatility	33.2%	45.2%	47.8%

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the British Pound Sterling. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our English operations utilize the British Pound Sterling as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 13% of our net sales were impacted by foreign currency fluctuations in fiscal 2015 compared to approximately 14% of our net sales in fiscal 2014. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of March 28, 2015, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at March 28, 2015 and March 29, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Stamford, Connecticut

May 27, 2015

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 28, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$125,455	$121,207
Short-term investments	—	2,419
Accounts receivable, net of allowance for doubtful accounts of $860 in 2015 and $1,060 in 2014	76,651	75,642
Inventory	206,158	198,021
Deferred income taxes	12,492	12,611
Prepaid expenses and other current assets	4,628	7,645
Total current assets	425,384	417,545
Property, plant and equipment, net	141,649	137,154
Goodwill	43,439	43,452
Intangible assets, net of accumulated amortization of $13,185 in 2015 and $12,821 in 2014	12,028	14,617
Other assets	9,573	8,225
Total assets	$632,073	$620,993

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 28, 2015	March 29, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,459	$24,326
Accrued expenses and other current liabilities	17,326	17,220
Current portion of long-term debt	1,233	1,274
Total current liabilities	42,018	42,820
Long-term debt, less current portion	7,965	9,173
Deferred income taxes	10,126	9,779
Other non-current liabilities	22,531	20,769
Total liabilities	82,640	82,541
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2015 and 2014; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2015 and 2014; issued and outstanding shares: 23,833,185 in 2015 and 23,524,028 in 2014	238	235
Additional paid-in capital	262,091	246,152
Accumulated other comprehensive income	(7,770)	2,365
Retained earnings	314,176	301,942
Treasury stock, at cost, 439,864 shares in 2015 and 317,817 shares in 2014	(19,302)	(12,242)
Total stockholders’ equity	549,433	538,452
Total liabilities and stockholders’ equity	$632,073	$620,993

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net sales	$445,278	$418,886	$403,051
Cost of sales	275,138	254,089	250,122
Gross margin	170,140	164,797	152,929
Operating expenses:
Selling, general and administrative	75,908	71,969	65,751
Other, net	5,802	4,178	9,077
Total operating expenses	81,710	76,147	74,828
Operating income	88,430	88,650	78,101
Interest expense, net	1,055	1,019	868
Other non-operating expense (income)	2,820	(122)	(2,955)
Income before income taxes	84,555	87,753	80,188
Provision for income taxes	26,307	27,545	23,846
Net income	$58,248	$60,208	$56,342
Net income per common share:
Basic	$2.52	$2.63	$2.52
Diluted	$2.49	$2.59	$2.47
Weighted average common shares:
Basic	23,073,940	22,874,842	22,401,068
Diluted	23,385,061	23,244,241	22,810,793
Dividends per Share	$2.00	—	—

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net income	$58,248	$60,208	$56,342
Pension and postretirement liability adjustments, net of taxes	(945)	982	(707)
Change in fair value of derivatives, net of taxes	—	—	14
Change in unrealized loss on investments, net of taxes	(260)	131	129
Foreign currency translation adjustments	(8,930)	4,721	(3,974)
Total comprehensive income	$48,113	$66,042	$51,804

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at March 31, 2012	22,327,295	223	205,333	1,069	185,392	(202,271)	(6,202)	385,815
Net income	—	—	—	—	56,342	—	—	56,342
Stock-based compensation	—	—	5,288	—	—	—	—	5,288
Exercise of equity awards	829,783	10	16,406	—	—	(86,963)	(4,252)	12,164
Change in net prior service cost and actuarial losses, net of tax benefit of $358	—	—	—	(707)	—	—	—	(707)
Issuance of restricted stock	120,850	—	—	—	—	—	—	—
Change in fair value of derivatives, net of taxes of $8	—	—	—	14	—	—	—	14
Income tax benefit on exercise of non-qualified common stock options	—	—	7,124	—	—	—	—	7,124
Unrealized gain on investments, net of taxes of $86	—	—	—	129	—	—	—	129
Currency translation adjustments, net of tax benefit of $10	—	—	—	(3,974)	—	—	—	(3,974)
Balance at March 30, 2013	23,277,928	233	234,151	(3,469)	241,734	(289,234)	(10,454)	462,195
Net income	—	—	—	—	60,208	—	—	60,208
Stock-based compensation	—	—	5,833	—	—	—	—	5,833
Exercise of equity awards	184,000	2	4,606	—	—	(28,583)	(1,788)	2,820
Change in net prior service cost and actuarial losses, net of taxes of $141	—	—	—	982	—	—	—	982
Issuance of restricted stock	62,100	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	1,562	—	—	—	—	1,562
Unrealized gain on investments, net of taxes of $87	—	—	—	131	—	—	—	131
Currency translation adjustments, net of tax benefit of $13	—	—	—	4,721	—	—	—	4,721
Balance at March 29, 2014	23,524,028	235	246,152	2,365	301,942	(317,817)	(12,242)	538,452
Net income	—	—	—	—	58,248	—	—	58,248
Dividends paid to shareholders	—	—	—	—	(46,014)	—	—	(46,014)
Stock-based compensation	—	—	8,339	—	—	—	—	8,339
Exercise of equity awards	198,077	3	4,456	—	—	(122,047)	(7,060)	(2,601)
Change in net prior service cost and actuarial losses, net of tax benefit of $564	—	—	—	(945)	—	—	—	(945)
Issuance of restricted stock	111,080	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	3,144	—	—	—	—	3,144
Unrealized gain on investments, net of tax benefit of $173	—	—	—	(260)	—	—	—	(260)
Currency translation adjustments, net of tax benefit of $48	—	—	—	(8,930)	—	—	—	(8,930)
Balance at March 28, 2015	23,833,185	$238	$262,091	$(7,770)	$314,176	(439,864)	$(19,302)	$549,433

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$58,248	$60,208	$56,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,206	13,063	13,166
Excess tax benefits from stock-based compensation	(3,144)	(1,562)	(7,124)
Deferred income taxes	1,044	364	(906)
Amortization of intangible assets	1,839	1,924	1,553
Amortization of deferred financing costs	325	325	325
Consolidation and restructuring charges	5,026	—	—
Stock-based compensation	8,339	5,833	5,288
Loss (gain) on disposition of assets	511	(31)	6,301
Gain on acquisition	—	—	(327)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,005)	(5,990)	2,696
Inventory	(13,504)	(17,024)	(15,527)
Prepaid expenses and other current assets	3,738	(3,450)	(174)
Other non-current assets	(2,830)	(3,418)	(1,934)
Accounts payable	(534)	(2,986)	607
Accrued expenses and other current liabilities	3,391	(2,321)	8,333
Other non-current liabilities	(1,860)	3,040	(2,357)
Net cash provided by operating activities	71,790	47,975	66,262
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,897)	(28,920)	(42,017)
Purchase of short-term investments	—	(729)	(1,791)
Proceeds from sale or maturities of short-term investments	2,380	—	493
Acquisition of businesses, net of cash acquired	—	(17,568)	(2,628)
Proceeds from sale of assets	608	100	763
Net cash used in investing activities	(17,909)	(47,117)	(45,180)
Cash flows from financing activities:
Proceeds from notes payable	—	—	9,892
Payments of notes payable	(500)	(505)	(538)
Repurchase of common stock	(7,060)	(1,788)	(4,252)
Exercise of stock options	4,459	4,608	16,416
Excess tax benefits from stock-based compensation	3,144	1,562	7,124
Dividends paid to shareholders	(46,014)	—	—
Other, net	(106)	(93)	11
Net cash (used in) provided by financing activities	(46,077)	3,784	28,653
Effect of exchange rate changes on cash	(3,556)	2,085	(3,876)
Cash and cash equivalents:
Increase during the year	4,248	6,727	45,859
Cash, at beginning of year	121,207	114,480	68,621
Cash, at end of year	$125,455	$121,207	$114,480

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.           Organization and Business

RBC Bearings Incorporated (the “Company”, collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings, other and corporate—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. In fiscal 2015, no one customer accounted for more than 6% of the Company’s net sales as compared to no more than 7% and 6% of the Company’s net sales in fiscal 2014 and 2013, respectively. The Company’s segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

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

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2015, 2014, and 2013 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with Bank of America, N.A and Wells Fargo & Company. The balances are insured by the Federal Deposit Insurance Company up to $250. The Company has not experienced any losses in such accounts.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The Company accounts for inventory under a full absorption method, and records adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 4% and 5% of accounts receivables at March 28, 2015 and March 29, 2014, respectively.

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

Goodwill

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) is not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company uses a weighting of the market approach and the income approach (discounted cash flow method) in testing goodwill for impairment. In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The Company performs the annual impairment testing during the fourth quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value by approximately 59%. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

All derivatives are recorded in the consolidated balance sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge. As of March 28, 2015, the Company held no derivatives.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net income	$58,248	$60,208	$56,342

Denominator:
Denominator for basic net income per common share—weighted-average shares	23,073,940	22,874,842	22,401,068
Effect of dilution due to employee stock options	311,121	369,399	409,725
Denominator for diluted net income per common share—adjusted weighted-average shares	23,385,061	23,244,241	22,810,793
Basic net income per common share	$2.52	$2.63	$2.52
Diluted net income per common share	$2.49	$2.59	$2.47

At March 28, 2015, 418,450 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 29, 2014, 193,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 30, 2013, 207,700 employee stock options and 300 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company’s foreign operations for fiscal 2015, 2014 and 2013 amounted to $2,474, $10,045, and $6,099, respectively. Net assets of the Company’s foreign operations were $96,545 and $106,553 at March 28, 2015 and March 29, 2014, respectively.

On January 15, 2015, the Swiss National Bank, removed its three-year-old foreign exchange cap of Swiss Francs 1.20 against the Euro. The new exchange rate was approximately 1.02 at the end of fiscal March. This change in rates has impacted the translation and remeasurement of the financial statements of our Swiss company, Schaublin S.A.. Schaublin S.A. had approximately 16.0 million Euro deposits on their balance sheet. When Euro deposits are re-measured to the functional currency of Swiss Francs, the change in exchange rate is reflected in the income statement in other non-operating expense. Based on the exchange rate at the end of fiscal March, the income statement had a negative impact of approximately $3.1 million in the fourth quarter, and was partially offset by a favorable impact of approximately $0.4 million in other comprehensive income on the balance sheet.

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

The financial assets and liabilities that are measured on a recurring basis in 2014 consist of the Company’s forward contracts and average rate options. The Company has measured the fair value of these forward contracts and average rate options using observable market inputs such as spot and forward rates (as provided by the financial institution with which these instruments has been executed). Based on these inputs, these instruments are classified as Level 2 of the valuation hierarchy. As of March 28, 2015, the Company held no forward contracts or average rate options.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, prepaids and other current assets, and accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s borrowings under its JP Morgan Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not changed.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Investments	Total
Balance at March 29, 2014	$8,837	$(6,732)	$260	$2,365
Other comprehensive income before reclassifications	(8,930)	(2,013)	72	(10,871)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,068	(332)	736
Net current period other comprehensive income	(8,930)	(945)	(260)	(10,135)
Balance at March 28, 2015	$(93)	$(7,677)	—	$(7,770)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation - Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity with a fiscal year-end that doesn’t coincide with a month-end, to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year-end and apply that consistently from year to year. The practical expedient requires if a contribution or significant event occurs between the month-end date used to measure the defined benefit plan assets and an entity’s fiscal year end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Other than requiring a different presentation within the balance sheet, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items.” This update eliminates the concept of extraordinary items and removes the requirements to separately present extraordinary events. This ASU also requires additional disclosures for items that are both unusual in nature and infrequent in occurrence. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern.” This update requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and requires related footnote disclosures. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016 with no early adoption permitted. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update requires additional disclosures about discontinued operations and amends the requirements for reporting discontinued operations. Under this ASU only disposals constituting a major financial or operational impact or that represent a strategic shift should be reported as discontinued operations. This update also requires new disclosures for individually material disposals that do not qualify as discontinued operations. This guidance was adopted by the Company at the beginning of the second quarter of fiscal 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions and Dispositions

On April 24, 2015, the Company acquired the Sargent Aerospace & Defense business (“Sargent”) of Dover Corporation (see also Note 20 of Notes to the Consolidated Financial Statements).

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets. TCI’s net sales for calendar year 2012 were approximately $4,000. The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641), and noncurrent liabilities ($766). The purchase price allocation, which resulted in goodwill of $2,821, is deductible for tax purposes. TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events. The fair value of the contingent consideration as of the acquisition date was $766. The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date. The current fair value of the contingent consideration is determined to be $469 (classified as level 3 of the valuation hierarchy). Proforma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

5.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 28, 2015	$1,060	$90	$(72)	$(218)	$860
March 29, 2014	1,719	297	105	(1,061)	1,060
March 30, 2013	1,816	444	240	(781)	$1,719

*Foreign currency and acquisition transactions.

6.	Inventory

Inventories are summarized below:

	March 28, 2015	March 29, 2014
Raw materials	$18,424	$18,001
Work in process	50,243	46,134
Finished goods	137,491	133,886
	$206,158	$198,021

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 28, 2015	March 29, 2014
Land	$14,243	$14,543
Buildings and improvements	70,242	68,941
Machinery and equipment	190,661	177,592
	275,146	261,076
Less: accumulated depreciation and amortization	133,497	123,922
	$141,649	$137,154

8.	Restructuring of Operations

In the second quarter of fiscal 2015, the Company reached a decision to consolidate the manufacturing capacity of its United Kingdom (U.K.) facility into its other manufacturing facilities. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of this facility into the European and South Carolina operations will strengthen and bring improved manufacturing scale to those operations. As a result the Company recorded a charge of $6,382 associated with the consolidation of operations in the second quarter of fiscal 2015 attributable to the Roller Bearings segment. The $6,382 charge includes $3,707 of inventory rationalization costs, $1,319 in impairment of intangibles, $427 loss on fixed assets disposals, $286 in employee related costs and $643 of other costs related to the consolidation of operations. The inventory rationalization costs were recorded in cost of sales in the income statement. All other costs were recorded under operating expenses in the other, net category of the income statement. The pre-tax charge of $6,382 was offset with an associated tax benefit of $3,131. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory and equipment using comparable sales data and actual quotes from potential buyers in the market place. The consolidation of the majority of operations was completed in the second quarter of fiscal 2015. Additional charges of $88 were recorded in the third quarter of fiscal 2015.

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

9.	Goodwill and Amortizable Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Other	Total
March 29, 2014	$16,020	$20,641	$5,623	$1,168	$43,452
Acquisitions	—	—	—	—	—
Other	(13)	—	—	—	(13)
March 28, 2015	$16,007	$20,641	$5,623	$1,168	$43,439

Intangible Assets

		March 28, 2015		March 29, 2014
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	15	$4,068	$2,372	$6,266	$3,099
Customer relationships and lists	13	9,017	4,349	9,417	4,018
Trade names	13	2,102	1,372	2,230	1,237
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,670	3,039	7,077	2,422
Domain names	10	437	299	437	255
Other	4	1,197	1,032	1,289	1,068
Total		$25,213	$13,185	$27,438	$12,821

Amortization expense for definite-lived intangible assets during fiscal year 2015, 2014 and 2013 was $1,839, $1,924, and $1,553, respectively. A gross carrying amount of $2,776 and related amortization of $1,469 was written off in the three month period ended September 27, 2014 due to the consolidation of the Company’s United Kingdom (“U.K.”) facility. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2016	$1,808
2017	1,698
2018	1,575
2019	1,351
2020	1,245
2021 and thereafter	4,351

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 28, 2015	March 29, 2014
Employee compensation and related benefits	$8,488	$8,124
Taxes	3,393	3,778
Insurance	1,601	1,523
Other	3,844	3,795
	$17,326	$17,220

11.	Debt

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) and terminated the JP Morgan Credit Agreement (see also Note 20 of Notes to the Consolidated Financial Statements).

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of March 28, 2015 was 8,138 CHF, or $8,448.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon the Company’s consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 28, 2015, the Company’s margin was 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 28, 2015, the Company was in compliance with all such covenants.

Approximately $3,698 of the JP Morgan Credit Agreement is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 28, 2015, RBCA had the ability to borrow up to an additional $146,302 under the JP Morgan Credit Agreement, which was terminated on April 24, 2015.

On October 27, 2008, Schaublin entered into a new bank credit facility with Credit Suisse (the “Swiss Credit Facility”) which replaced the prior bank credit facility of December 8, 2003 and its amendment of November 8, 2004. This facility provides for up to 4,000 Swiss francs, or $4,152, of revolving credit loans and letters of credit. Borrowings under the Swiss Credit Facility bear interest at Credit Suisse’s prevailing prime bank rate. As of March 28, 2015, there were no borrowings under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

	March 28, 2015	March 29, 2014
Notes payable	$9,198	$10,447
Total debt	9,198	10,447
Less: current portion	1,233	1,274
Long-term debt	$7,965	$9,173

The current portion of long-term debt as of March 28, 2015 includes the current portion of the Schaublin mortgage and a $750 note payable related to the AllPower acquisition. The current portion of long-term debt as of March 29, 2014 includes the current portion of the Schaublin mortgage and a $750 note payable related to the AllPower acquisition.

12.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 28, 2015	March 29, 2014
Non-current pension liability	$5,022	$4,095
Other postretirement benefits	3,117	2,757
Non-current income tax liability	5,647	5,988
Deferred compensation	8,208	6,730
Other	537	1,199
	$22,531	$20,769

13.	Pension Plan

At March 28, 2015, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 28, 2015	March 29, 2014
Cash and cash equivalents	$9,925	$10,288
U.S. equity mutual funds	8,509	6,742
Fixed income mutual funds	4,791	4,573
	$23,225	$21,603

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The plan provides benefits of stated amounts based on a combination of an employee’s age and years of service. The Company uses a March 31 measurement date for its plan.

The following tables set forth the funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at March 28, 2015 and March 29, 2014:

	March 28, 2015	March 29, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$25,698	$26,739
Service cost	265	287
Interest cost	1,007	991
Actuarial (gain)/loss	2,764	(728)
Benefits paid	(1,487)	(1,591)
Benefit obligation at end of year	$28,247	$25,698
Change in plan assets:
Fair value of plan assets at beginning of year	$21,603	$21,398
Actual return on plan assets	1,859	796
Employer contributions	1,250	1,000
Benefits paid	(1,487)	(1,591)
Fair value of plan assets at end of year	$23,225	$21,603

Underfunded status at end of year	$(5,022)	$(4,095)
Amounts recognized in the consolidated balance sheet:

Non-current assets	$—	$—
Non-current liabilities	(5,022)	(4,095)
Net liability recognized	$(5,022)	$(4,095)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$233	$299
Net actuarial loss	11,312	10,046
Accumulated other comprehensive loss	$11,545	$10,345

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2016:

Prior service cost	$66
Net actuarial loss	1,335
Total	$1,401

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company’s plan for the three fiscal years in the period ended March 28, 2015:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Components of net periodic benefit cost:
Service cost	$265	$287	$392
Interest cost	1,007	991	1,042
Expected return on plan assets	(1,484)	(1,591)	(1,628)
Amortization of prior service cost	66	70	47
Amortization of losses	1,122	1,370	1,164
Net periodic benefit cost	$976	$1,127	$1,017

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2015	FY 2014	FY 2013
Discount rate	4.10%	3.80%	4.20%
Expected long-term rate of return on plan assets	7.00%	7.75%	7.75%

The discount rate used in determining the funded status as of March 28, 2015 and March 29, 2014 was 3.40% and 4.10%, respectively.

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company’s long-term target allocation of plan assets is 70% equity and 30% fixed income investments.

The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2015:

2016	$1,606
2017	1,661
2018	1,684
2019	1,713
2020	1,742
2021-2025	8,739

Although no contributions are required for fiscal 2016, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 158 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2015, 2014 and 2013, the Company made contribution and premium payments equal to $885, $825 and $743, respectively.

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, equal to 10% of the first 3.5% of eligible employee compensation, amounted to $576, $733 and $688 in fiscal 2015, 2014 and 2013, respectively. The amount for fiscal 2014 included a $300 discretionary match made by the Company.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $177, $162 and $162 in fiscal 2015, 2014 and 2013, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 28, 2015 and March 29, 2014:

	March 28, 2015	March 29, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$2,990	$3,136
Service cost	50	48
Interest cost	115	111
Actuarial (gain) loss	329	(154)
Benefits paid	(154)	(151)
Benefit obligation at end of year	$3,330	$2,990
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	154	151
Benefits paid	(154)	(151)
Fair value of plan assets at end of year	$—	$—
(Under) funded status at end of year	$(3,330)	$(2,990)
Amounts recognized in the consolidated balance sheet:
Current liability	$(213)	$(233)
Non-current liability	(3,117)	(2,757)
Net liability recognized	$(3,330)	$(2,990)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$25	$28
Net actuarial loss	679	367
Accumulated other comprehensive loss	$704	$395

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2016:
Prior service cost	$3
Net actuarial loss	48
Total	$51

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Components of net periodic benefit cost:
Service cost	$50	$48	$50
Interest cost	115	111	122
Prior service cost amortization	3	3	3
Amount of loss recognized	17	39	42
Net periodic benefit cost	$185	$201	$217

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.40% at March 28, 2015 and 4.10% at March 29, 2014. The discount rate used in determining the net periodic benefit cost was 4.10% for fiscal 2015, 3.80% for fiscal 2014, and 4.20% for fiscal 2013. To determine the postretirement net periodic benefit costs in fiscal 2015 the RP-2014 mortality table was used, and for fiscal 2014 and fiscal 2013 the RP-2000 combined mortality table was used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2015:

2016	$213
2017	241
2018	260
2019	273
2020	255
2021-2025	1,080

15.	Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Domestic	$79,374	$74,975	$71,993
Foreign	5,181	12,778	8,195
	$84,555	$87,753	$80,188

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Current:
Federal	$21,833	$22,835	$21,808
State	809	1,292	1,385
Foreign	2,621	3,054	1,559
	25,263	27,181	24,752
Deferred:
Federal	379	694	(1,000)
State	630	(9)	(253)
Foreign	35	(321)	347
	1,044	364	(906)
Total	$26,307	$27,545	$23,846

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Income taxes using U.S. federal statutory rate	$29,594	$30,714	$28,066
State income taxes, net of federal benefit	1,191	942	714
Domestic production activities deduction	(2,414)	(2,300)	(2,228)
Foreign rate differential	842	(1,739)	(962)
Worthless stock deduction	(4,100)	—	—
U.S. unrecognized tax positions	759	(295)	(2,410)
Other	435	223	666
	$26,307	$27,545	$23,846

Net deferred tax assets (liabilities) consist of the following:

	March 28, 2015	March 29, 2014
Deferred tax assets (liabilities):
Postretirement benefits	$1,148	$1,017
Employee compensation accruals	2,413	2,111
Net operating losses	423	1,764
Inventory	9,731	10,126
Stock compensation	5,289	3,789
Pension	1,868	1,531
State tax	1,450	1,836
Other	1,723	1,963
Valuation allowance	(538)	(1,594)
Total deferred tax assets	23,507	22,543

	March 28, 2015	March 29, 2014
Deferred tax liabilities:
Property, plant and equipment	(14,200)	(13,157)
Intangible assets	(6,941)	(6,537)
Total deferred tax liabilities	(21,141)	(19,694)
Net deferred tax assets	$2,366	$2,849

A valuation allowance has been recorded on certain foreign net operating losses, state credits and state net operating losses as it is more likely than not that these items will not be utilized. For the Company’s fiscal year ended March 28, 2015 the valuation allowance decreased by $1,057 of which $1,104 pertained to a decrease of foreign net operating losses and $47 pertained to an increase of state credits and state net operating losses. For the Company’s fiscal year ended March 29, 2014 the valuation allowance increased by $390 of which $252 pertained to foreign net operating losses and $138 pertained to state credits and state net operating losses.

The Company has determined that its undistributed foreign earnings of approximately $76,973 at March 28, 2015 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company’s inability to remit cash back to the United States under its current foreign debt obligations.

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

At March 28, 2015, the Company has state net operating losses in different jurisdictions at varying amounts up to $7,552, which expire at various dates through 2028.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2007. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2012. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 30, 2013 commenced in the second quarter of fiscal 2015 and was completed during fiscal 2016. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 31, 2011 was completed during fiscal 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	March 28, 2015	March 29, 2014	March 30, 2013
Balance, beginning of year	$5,250	$5,892	$9,974
Gross increases– tax positions taken during a prior period	(139)	768	592
Gross increases– tax positions taken during the current period	1,805	853	536
Decreases due to settlement with taxing authorities	(954)	(1,182)	(4,636)
Decreases due to lapse of the applicable statute of limitations	(448)	(1,081)	(574)
Balance, end of year	$5,514	$5,250	$5,892

If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 28, 2015 and March 29, 2014 would affect the effective income tax rate.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a benefit of $20 and $97 of interest and penalties on its statement of operations for the fiscal years ended March 28, 2015 and March 29, 2014, respectively. The Company has approximately $718 and $738 of accrued interest and penalties at March 28, 2015 and March 29, 2014 respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 2, 2016 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to state credits and state tax, is estimated to be $326.

16.	Stockholders’ Equity

Stock Option Plans

2001 Stock Option Plan

The RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.) 2001 Stock Option Plan was adopted in fiscal 2002 and amended and restated on October 24, 2003. The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 1,008,553 shares of common stock to officers and employees of, and consultants (including members of the Board of Directors (the “Board”)) to, the Company and its subsidiaries selected by the CEO to participate in the plan. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expired in July 2011, was governed by the Company’s Board or a committee to which the Board delegates its responsibilities. As of March 28, 2015, there were no outstanding options under the 2001 Stock Option Plan. As of August 15, 2005, the 2001 Stock Option Plan was frozen and no additional stock options will be awarded pursuant to the Plan.

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

Stock Options. Under the 2005 Long-Term Incentive Plan, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 28, 2015, there were outstanding options to purchase 919,808 shares of common stock granted under the 2005 Long-Term Incentive Plan, 566,508 of which were exercisable. There were 223,750 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, none of which were exercisable.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of March 28, 2015, there were 174,285 shares of restricted stock outstanding. Under the 2013 Long-Term Incentive Plan, there were 79,099 shares of restricted stock outstanding.

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

A summary of the status of the Company’s stock options outstanding as of March 28, 2015 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 29, 2014	1,121,485	$34.44	4.2	$31,995
Awarded	223,750	63.69
Exercised	(198,477)	22.47
Forfeitures	(3,200)	33.53
Outstanding, March 28, 2015	1,143,558	$42.24	4.4	$38,122

Exercisable, March 28, 2015	566,508	$31.31	2.8	$25,080

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	4.8	4.8	4.8
Risk-free interest rate	1.60%	1.04%	0.68%
Expected volatility	33.2%	45.2%	47.8%

The weighted average fair value per share of options granted was $20.15 in fiscal 2015, $20.76 in fiscal 2014 and $18.71 in fiscal 2013.

As of March 28, 2015, there was $8,778 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options that vested in fiscal 2015, 2014 and 2013 was $14,350, $9,570 and $9,138, respectively. The total intrinsic value of options exercised in fiscal 2015, 2014 and 2013 was $8,045, $6,954 and $23,698, respectively.

Of the total awards outstanding at March 28, 2015, 1,125,203 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $42.21, an intrinsic value of $37,549, and a weighted average contractual term of 4.3 years.

A summary of the status of the Company’s restricted stock outstanding as of March 28, 2015 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 29, 2014	217,442	$45.92
Granted	113,800	63.11
Vested	(74,738)	45.34
Forfeitures	(3,120)	47.32
Non-vested, March 28, 2015 00	253,384	$53.79

The Company recorded $3,166 (net of taxes of $1,889) in compensation in fiscal 2015 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $9,756 at March 28, 2015. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

17.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through September 2021, with rental expense aggregating $3,444, $3,377 and $3,886 in fiscal 2015, 2014 and 2013, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2015, 2014 and 2013 aggregated $1,439, $1,622 and $1,349, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2016	$3,718
2017	2,652
2018	1,788
2019	880
2020	831
2021 and thereafter	1,383

As of March 28, 2015, approximately 11% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2015, 2014 and 2013, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2016 or 2017.

Investigation and remediation of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facility in Hartsville, South Carolina and a corrective action plan at the Company’s facility in Clayton, Georgia. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia facility, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is ongoing. Although there can be no assurance, the Company does not expect the costs associated with the above sites to be material.

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its cash flows, financial position or results of operations. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. As of March 28, 2015, the estimate for a loss exceeding any amounts already recognized is immaterial. The Company currently maintains insurance coverage for product liability claims.

18.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Gain (loss) on impairment or disposition of assets	$511	$(31)	$6,301
Plant consolidation and restructuring costs	2,554	1,917	1,261
Provision for doubtful accounts	31	138	173
Amortization of intangibles	1,839	1,924	1,553
Other expense (income)	867	230	(211)
	$5,802	$4,178	$9,077

19.	Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. Certain other operating segments that do not exhibit the common attributes mentioned above and do not meet the quantitative thresholds for separate disclosure are combined and disclosed as “Other”.

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

The accounting policies of the reportable segments are the same as those described in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies.” Segment performance is evaluated based on segment net sales and gross margin. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations. Corporate assets consist of cash, fixed assets and certain prepaid expenses.

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net External Sales
Plain	$230,168	$223,099	$215,963
Roller	128,702	115,806	115,021
Ball	56,464	49,555	41,366
Other	29,944	30,426	30,701
	$445,278	$418,886	$403,051
Gross Margin
Plain	$86,058	$85,158	$85,419
Roller	50,002	48,785	45,107
Ball	22,501	18,125	9,427
Other	11,579	12,729	12,976
	$170,140	$164,797	$152,929
Selling, General and Administrative Expenses
Plain	$18,741	$17,923	$15,336
Roller	6,169	6,892	6,741
Ball	5,326	4,511	3,030
Other	4,018	3,991	3,720
Corporate	41,654	38,652	36,924
	$75,908	$71,969	$65,751
Operating Income
Plain	$67,032	$66,343	$69,046
Roller	40,056	41,630	37,592
Ball	16,584	11,732	(188)
Other	7,639	8,968	8,998
Corporate	(42,881)	(40,023)	(37,347)
	$88,430	$88,650	$78,101
Total Assets
Plain	$474,208	$441,770	$377,382
Roller	234,377	207,676	190,431
Ball	50,074	44,119	39,978
Other	49,307	42,861	34,799
Corporate	(175,893)	(115,433)	(100,148)
	$632,073	$620,993	$542,442
Capital Expenditures
Plain	$7,505	$15,990	$25,895
Roller	5,433	3,894	4,939
Ball	2,333	1,424	2,812
Other	1,592	3,991	6,257
Corporate	4,034	3,621	2,114
	$20,897	$28,920	$42,017
Depreciation & Amortization
Plain	$7,012	$6,742	$4,919
Roller	2,933	3,392	4,471
Ball	1,706	1,799	2,743
Other	1,974	1,856	1,594
Corporate	1,420	1,198	992
	$15,045	$14,987	$14,719
Geographic External Sales
Domestic	$374,820	$351,418	$345,450
Foreign	70,458	67,468	57,601
	$445,278	$418,886	$403,051

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Geographic Long-Lived Assets
Domestic	$112,519	$105,018	$93,468
Foreign	29,130	32,136	22,650
	$141,649	$137,154	$116,118
Intersegment Sales
Plain	$3,790	$3,807	$3,135
Roller	19,618	17,794	17,099
Ball	2,244	1,976	2,524
Other	29,567	26,574	24,565
	$55,219	$50,151	$47,323

All intersegment sales are eliminated in consolidation.

20.	Subsequent Event

On April 24, 2015, the Company acquired the Sargent Aerospace & Defense business (“Sargent”) of Dover Corporation for approximately $500 million financed through a combination of cash on hand and senior debt. With headquarters in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures sells, and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints, and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls, and Sargent Aerospace & Defense. Annual sales are approximately $195 million and the company has over 750 employees in six facilities in three countries.

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200 million term loan facility (the “Term Loan Facility”) and (b) a $350 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 28, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2015 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 28, 2015.

The effectiveness of our internal control over financial reporting as of March 28, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.

We also have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

/s/Ernst & Young LLP

Stamford, Connecticut

May 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 28, 2015 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1)           Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 28, 2015 and March 29, 2014

Consolidated Statements of Operations for the years ended March 28, 2015, March 29, 2014, and March 30, 2013

Consolidated Statements of Comprehensive Income for the years ended March 28, 2015, March 29, 2014, and March 30, 2013

Consolidated Statements of Stockholders’ Equity for the years ended March 28, 2015, March 29, 2014, and March 30, 2013

Consolidated Statements of Cash Flows for the years ended March 28, 2015, March 29, 2014, and March 30, 2013
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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated’s Registration Statement on Form S-1, file No. 333-124824 (the “Registration Statement”) dated August 8, 2005 is hereby incorporated by reference herein.
3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.
4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated’s Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.
4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.
4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.
10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.
10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.
10.3	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.
10.4	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.
10.5	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.
10.6	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.
10.7	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.
10.8	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.
10.9	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.
10.10	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.
10.11	Collective Bargaining Agreement effective February 1, 2013 between Heim Bearing division of Roller Bearing Company of America, Inc. and The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U. A. W., and Amalgamated Local 376, UAW filed as Exhibit 10.1 to Form 8-K dated December 10, 2012 is hereby incorporated by reference herein.
10.12	Amended and Restated Employment Agreement, effective April 1, 2013, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. filed as Exhibit 10.1 to Form 8 K dated July 2, 2013 is hereby incorporated by reference herein.
10.13	RBC Bearings Incorporated 2013 Long Term Incentive Plan (Amended and Restated as of August 21, 2013), filed as Exhibit 10.1 on Form 8-K dated August 21, 2013 is hereby incorporated by reference herein.

10.14	May 16, 2014 amendment to Credit Agreement, dated as of November 30, 2010 by and between the Company, RBCA, certain Lenders signatory thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners filed as Exhibit 10.1 on Form 8-K dated May 16, 2014 is hereby incorporated by reference herein.
10.15	Equity Purchase Agreement, dated March 26, 2015, by and between Roller Bearing Company of America, Inc. as Buyer, RBC Bearings Incorporated as Guarantor and Dover Corporation (Canada) Limited and Dover Engineered Systems, Inc. as Sellers filed as Exhibit 2.1 to Form 8-K dated March 26, 2015 is hereby incorporated by reference herein.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer
(Principal Executive Officer and Chairman)
Date: May 27, 2015

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 27, 2015

/s/ Thomas M. Burigo Thomas M. Burigo	Corporate Controller
Date: May 27, 2015

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 27, 2015

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 27, 2015

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 27, 2015

/s/ Dr. Thomas J. O’Brien Dr. Thomas J. O’Brien	Director
Date: May 27, 2015

/s/ MITCHELL I. Quain Mitchell I. Quain	Director
Date: May 27, 2015

/s/ EDWARD D. STEWART Edward D. Stewart	Director
Date: May 27, 2015

