Form 10-Q
period 2015-06-27
RBC Bearings INC
filed 2015-08-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015

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

As of July 24, 2015, RBC Bearings Incorporated had 23,487,024 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 27, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,562	$125,455
Accounts receivable, net of allowance for doubtful accounts of $1,582 at June 27, 2015 and $860 at March 28, 2015	101,961	76,651
Inventory	255,518	206,158
Deferred income taxes	11,461	12,492
Prepaid expenses and other current assets	8,218	4,628
Total current assets	438,720	425,384
Property, plant and equipment, net	185,313	141,649
Goodwill	259,312	43,439
Intangible assets, net of accumulated amortization of $14,953 at June 27, 2015 and $13,185 at March 28, 2015	212,913	12,028
Other assets	9,820	9,573
Total assets	$1,106,078	$632,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,552	$23,459
Accrued expenses and other current liabilities	34,629	17,326
Current portion of long-term debt	8,747	1,233
Total current liabilities	82,928	42,018
Deferred income taxes	12,085	10,126
Long-term debt, less current portion	418,699	7,965
Other non-current liabilities	25,449	22,531
Total liabilities	539,161	82,640

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 27, 2015 and March 28, 2015; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 27, 2015 and March 28, 2015; issued and outstanding shares: 23,907,343 at June 27, 2015 and 23,833,185 at March 28, 2015	239	238
Additional paid-in capital	266,874	262,091
Accumulated other comprehensive loss	(6,292)	(7,770)
Retained earnings	327,580	314,176
Treasury stock, at cost, 469,941 shares at June 27, 2015 and 439,864 shares at March 28, 2015	(21,484)	(19,302)
Total stockholders' equity	566,917	549,433
Total liabilities and stockholders' equity	$1,106,078	$632,073

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net sales	$142,308	$112,984
Cost of sales	89,544	69,163
Gross margin	52,764	43,821
Operating expenses:
Selling, general and administrative	23,725	18,996
Other, net	6,678	614
Total operating expenses	30,403	19,610
Operating income	22,361	24,211
Interest expense, net	1,711	224
Other non-operating (income) expense	606	(267)
Income before income taxes	20,044	24,254
Provision for income taxes	6,640	8,234
Net income	$13,404	$16,020
Net income per common share:
Basic	$0.58	$0.70
Diluted	$0.57	$0.69
Weighted average common shares:
Basic	23,162,560	23,005,437
Diluted	23,536,364	23,364,455
Dividends per share	$—	$2.00

See accompanying notes.

4

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net income	$13,404	$16,020
Pension and postretirement liability adjustments, net of taxes	(227)	199
Unrealized gain on investments, net of taxes	-	72
Foreign currency translation adjustments	1,705	(819)
Total comprehensive income	$14,882	$15,472

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$13,404	$16,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,895	3,561
Excess tax benefits from stock-based compensation	(1,379)	(2,444)
Deferred income taxes	948	185
Amortization of intangible assets	1,768	497
Amortization of deferred financing costs	265	81
Stock-based compensation	2,132	1,767
Other non-cash charges	257	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(54)	2,500
Inventory	(3,266)	(3,139)
Prepaid expenses and other current assets	(3,048)	1,857
Other non-current assets	(1,095)	(794)
Accounts payable	1,063	(804)
Accrued expenses and other current liabilities	5,446	8,005
Other non-current liabilities	1,853	(370)
Net cash provided by operating activities	22,189	26,921

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,270)	(3,488)
Proceeds from sale of assets	4	3
Business acquisition	(500,000)	—
Net cash used in investing activities	(505,266)	(3,485)

Cash flows from financing activities:
Proceeds from revolving credit facility	225,000	—
Proceeds from term loans	200,000	—
Repayments of term loans	(124)	(132)
Finance fees paid in connection with credit facility	(7,122)	—
Exercise of stock options	1,273	2,377
Excess tax benefits from stock-based compensation	1,379	2,444
Repurchase of common stock	(2,182)	(948)
Dividends paid to shareholders	—	(46,014)
Other, net	—	(10)
Net cash provided by (used in) financing activities	418,224	(42,283)

Effect of exchange rate changes on cash	960	(206)

Cash and cash equivalents:
Decrease during the period	(63,893)	(19,053)
Cash, at beginning of period	125,455	121,207
Cash, at end of period	$61,562	$102,154

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The March 28, 2015 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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

The results of operations for the three month period ended June 27, 2015 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2016. The three month periods ended June 27, 2015 and June 28, 2014 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Early adoption is allowed. Given the requirement for retrospective treatment, the Company is adopting this pronouncement in the first quarter of fiscal 2016. Other than a different presentation within the balance sheet, the adoption of this ASU did not have a material impact on the Company’s financial statements.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2015	$(93)	$(7,677)	$(7,770)
Other comprehensive income (loss) before reclassifications (net of taxes)	1,705	(186)	1,519
Amounts reclassified from accumulated other comprehensive income (loss)	—	(41)	(41)
Net current period other comprehensive income (loss)	1,705	(227)	1,478
Balance at June 27, 2015	$1,612	$(7,904)	$(6,292)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 27, 2015	June 28, 2014

Net income	$13,404	$16,020

Denominator for basic net income per common share—weighted-average shares outstanding	23,162,560	23,005,437
Effect of dilution due to employee stock options	373,804	359,018
Denominator for diluted net income per common share — weighted-average shares outstanding	23,536,364	23,364,455

Basic net income per common share	$0.58	$0.70

Diluted net income per common share	$0.57	$0.69

At June 27, 2015, 190,250 employee stock options have been excluded from the calculation of diluted earnings per share. At June 28, 2014, 227,500 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	June 27, 2015	March 28, 2015
Raw materials	$28,115	$18,424
Work in process	73,311	50,243
Finished goods	154,092	137,491
	$255,518	$206,158

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 28, 2015	$16,007	$20,641	$5,623	$1,168	$43,439
Acquisitions	—	68,293	—	147,580	215,873
June 27, 2015	$16,007	$88,934	$5,623	$148,748	$259,312

Intangible Assets

		June 27, 2015		March 28, 2015
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	16	$54,568	$2,776	$4,068	$2,372
Customer relationships and lists	14	112,517	5,192	9,017	4,349
Trade names	13	20,102	1,720	2,102	1,372
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,823	3,191	7,670	3,039
Domain names	10	437	310	437	299
Other	4	1,197	1,042	1,197	1,032
		197,366	14,953	25,213	13,185
Non-amortizable repair station certifications	n/a	30,500	—	—	—
Total		$227,866	$14,953	$25,213	$13,185

Amortization expense for definite-lived intangible assets for the three month periods ended June 27, 2015 and June 28, 2014 was $1,768 and $497, respectively. Estimated amortization expense for the remaining nine months of fiscal 2016, the five succeeding fiscal years and thereafter is as follows:

2016	$7,295
2017	9,658
2018	9,535
2019	9,312
2020	9,205
2021	9,154
2022 and thereafter	128,254

6.  Debt

The balances payable under all borrowing facilities are as follows:

	June 27, 2015	March 28, 2015
Revolver and term loan facilities	$425,000	$—
Debt issuance costs	(6,885)	—
Other	9,331	9,198
Total debt	427,446	9,198
Less: current portion	8,747	1,233
Long-term debt	$418,699	$7,965

New Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 term loan facility (the “Term Loan”) and (b) a $350,000 revolving credit facility (the “Revolver” and together with the Term Loan, the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans. As of June 27, 2015, there was $225,000 outstanding under the Revolver and $200,000 outstanding under the Term Loan, offset by $6,885 in debt issuance costs (original amount was $7,122).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 27, 2015, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3,948 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225,000 was utilized to finance the acquisition of Sargent. As of June 27, 2015, RBCA has the ability to borrow up to an additional $121,052 under the New Credit Agreement Revolver.

Prior Credit Facility

On November 30, 2010, the Company entered into a credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides Roller Bearing Company of America, Inc. (“RBCA”), as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

The JP Morgan Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. The JP Morgan Credit Agreement was terminated and replaced by the New Credit Agreement discussed above. $190 of debt issuance costs were written off on termination.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of June 27, 2015 was 8,021 CHF, or $8,581.

7. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before March 31, 2007. The Company is no longer subject to U.S. federal corporate income tax examination by the Internal Revenue Service for fiscal years ending before March 29, 2014. A U.S. federal corporate income tax examination by the Internal Revenue Service for the fiscal year ended March 30, 2013 was deemed effectively settled in the Company’s first quarter of fiscal 2016.

The effective income tax rates for the three month periods ended June 27, 2015 and June 28, 2014, were 33.1% and 34.0%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended June 27, 2015 of 33.1% includes immaterial discrete items of $101. The effective income tax rate without discrete items for the three month period ended June 27, 2015 would have been 33.6%. The effective income tax rate for the three month period ended June 28, 2014 of 34.0% includes immaterial discrete items of $25. The effective income tax rate without discrete items for the three month period ended June 28, 2014 would have been 33.9%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $449.

8. Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments. With the acquisition and integration of Sargent into the Company’s operating and reportable segment structure, the Company has transitioned the Other segment to a new reportable segment titled Engineered Products. The Company has four reportable business segments; Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products, which are described below.

Plain Bearings. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consists of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. The bearings and rings businesses of Sargent are included here.

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

Engineered Products. Engineered Products consists of highly engineered hydraulics, fasteners, collets and precision components used in aerospace, marine and industrial applications. The hydraulics, fasteners and precision components businesses of Sargent are included here.

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended
	June 27, 2015	June 28, 2014
Net External Sales
Plain	$65,677	$59,873
Roller	30,580	31,765
Ball	12,819	13,545
Engineered Products	33,232	7,801
	$142,308	$112,984
Gross Margin
Plain	$25,948	$22,467
Roller	12,895	12,791
Ball	5,183	5,427
Engineered Products	8,738	3,136
	$52,764	$43,821
Selling, General & Administrative Expenses
Plain	$5,483	$4,762
Roller	1,490	1,685
Ball	1,368	1,328
Engineered Products	3,946	980
Corporate	11,438	10,241
	$23,725	$18,996
Operating Income
Plain	$20,305	$17,553
Roller	11,340	10,952
Ball	3,672	3,953
Engineered Products	2,560	2,125
Corporate	(15,516)	(10,372)
	$22,361	$24,211

Geographic External Sales
Domestic	$122,980	$95,046
Foreign	19,328	17,938
	$142,308	$112,984
Intersegment Sales
Plain	$1,139	$979
Roller	5,513	4,983
Ball	561	552
Engineered Products	8,111	7,188
	$15,324	$13,702

All intersegment sales are eliminated in consolidation.

9. Restructuring of Operations

In the second quarter of fiscal 2015, the Company consolidated the manufacturing capacity of its United Kingdom (U.K.) facility into its other manufacturing facilities in order to better align manufacturing abilities and product development. As a result the Company recorded a charge of $6,382 in the second quarter and $88 in the third quarter of fiscal 2015 associated with the consolidation of operations attributable to the Roller Bearings segment. The $6,382 charge includes $3,707 of inventory rationalization costs that were recorded in cost of sales in the income statement. All other costs were recorded under operating expenses in the other, net category of the income statement. The pre-tax charge of $6,382 was offset with an associated tax benefit of $3,131.

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

10. Acquisitions

On April 24, 2015, the Company acquired Sargent from Dover Corporation for $500,000 financed through a combination of cash on hand and senior debt. With headquarters in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints and engineered components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. The Company acquired Sargent because management believes it provides complementary products and channels, and expands and enhances the Company’s product portfolio and engineering technologies. The bearings and rings businesses are included in the Plain Bearings segment. The hydraulics, fasteners and precision components businesses are included in the Engineered Products segment.

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The preliminary price allocation resulted in goodwill of $215,873. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities.

The preliminary purchase price allocation for Sargent was as follows:

As of April 24, 2015
Current assets	$3,996
Trade receivables	22,983
Inventories	45,231
Property, plant and equipment	41,699
Intangible assets	202,500
Goodwill	215,873
Total assets acquired	532,282
Accounts payable	14,900
Liabilities assumed	17,382
Net assets acquired	$500,000

The valuation of the net assets acquired of $500,000 was classified as Level 3 in the valuation hierarchy. Level 3 inputs represent unobservable inputs for the asset or liability.

The components of Intangible Assets included as part of the Sargent acquisition was as follows:

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer relationships	25	$103,500
Product approvals	25	50,500
Trademarks and tradenames	10	18,000
		172,000
Non-amortizable intangible assets
Repair station certifications	-	30,500
Intangible assets		$202,500

Included in the Company’s results of operations for the three months ended June 27, 2015 are revenues of $34,003 and earnings of $3,825 related to the Sargent acquisition as well as $4,788 in acquisition-related expenses recorded in Other, net in the Consolidated Statements of Operations.

The following supplemental pro forma financial information presents the financial results for the three months ended June 27, 2015 and June 28, 2014, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Three Months Ended
	June 27, 2015	June 28, 2014
Pro forma net sales	$150,682	$163,190
Pro forma net income	16,665	16,686

Basic earnings per share as reported	$0.58	$0.70
Pro forma basic earnings per share	0.72	0.73

Diluted earnings per share as reported	$0.57	$0.69
Pro forma diluted earnings per share	0.71	0.71

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets. TCI’s net sales for the prior calendar year were approximately $4,000. The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641) and noncurrent liabilities ($766). The purchase price allocation, which resulted in goodwill of $2,821, is deductible for tax purposes. TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events. The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date. The current fair value of the contingent consideration is determined to be $469. Proforma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

On August 16, 2013, the Company acquired Climax Metal Products Company (“CMP”) located in Mentor, Ohio for $13,646. The purchase price included $10,672 in cash and $2,974 of debt. CMP is a manufacturer of precision shaft collars, rigid couplings, keyless locking devices and bearings for the industrial markets. CMP’s net sales for the prior calendar year were approximately $14,100. The purchase price allocation is as follows: accounts receivable ($1,206), inventory ($4,509), other current assets ($73), fixed assets ($2,466), goodwill ($5,623), intangible assets ($3,904), other non-current assets ($10), other current liabilities ($2,171) and noncurrent liabilities ($1,974). The purchase price allocation, which resulted in goodwill of $5,623, is not deductible for tax purposes. CMP is included in the Ball Bearings segment. Proforma net sales and net income inclusive of CMP are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; and (x) we may not pay cash dividends in the foreseeable future. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 28, 2015. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 37 facilities, of which 33 are manufacturing facilities in five countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Engineered Products. Engineered Products consists of highly engineered hydraulics, fasteners, collets and precision components used in aerospace, marine and industrial applications.

Purchasers of bearings and engineered products include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, energy, mining, marine and specialized equipment manufacturers and automotive and commercial truck manufacturers. The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into sole-source relationships and long-term purchase orders, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and components through the following efforts:

•	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

•	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and platforms with existing products or profitable new product opportunities.

•	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors and sales to OEMs for replacement bearings and components. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

•	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

The following items highlight the most recent significant events:

•	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent for $500 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent acquisition on April 24, 2015, we entered into the New Credit Agreement and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200 million Term Loan and (b) a $350 million Revolver and together with the Term Loan (the “Facilities”).

•	In the second quarter of fiscal 2015, we reached a decision to consolidate the manufacturing capacity of the United Kingdom (U.K.) facility into our other manufacturing facilities. This decision was based on our intent to better align manufacturing abilities and product development.

•	In the third quarter of fiscal 2014, we acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.

Outlook

Our net sales for the three month period ended June 27, 2015 increased 26.0% compared to the same period last fiscal year. Our aerospace markets increased 44.7% and the diversified industrial market increased 2.9%. Our backlog, as of June 27, 2015, was $340.8 million compared to $219.8 million as of June 28, 2014.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of June 27, 2015, we had cash and cash equivalents of $61.6 million of which approximately $29.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Net sales	$142.3	$113.0	$29.3	26.0%
Net income	$13.4	$16.0	$(2.6)	(16.3)%
Net income per common share: diluted	$0.57	$0.69
Weighted average common shares: diluted	23,536,364	23,364,455

Net sales increased $29.3 million or 26.0% for the first quarter of fiscal 2016 over the same period last year. The increase in net sales was mainly the result of a 2.9% increase in industrial sales and a 44.7% increase in aerospace. Overall net sales for the quarter were negatively impacted by $1.0 million due to foreign exchange compared to the same period last year. Excluding the $34.0 million in sales associated with the Sargent acquisition and the foreign exchange impact, industrial sales decreased 4.2% and aerospace sales decreased by 2.5%. The decrease in industrial sales was mainly driven by machine tool sales in Europe and the energy and mining markets in the United States. Aerospace aftermarket increased by 9.1% offset by a decrease in aerospace OEM of 5.3%. The decrease in aerospace OEM was mainly driven by defense.

Net income for the first quarter of fiscal 2016 was $13.4 million compared to $16.0 million for the same period last year. Excluding the after tax impact of $2.8 million in costs associated with the acquisition, $1.6 million in inventory purchases accounting associated with the Sargent acquisition, $0.5 million of costs associated with integration and restructuring, $0.3 million of unfavorable foreign exchange translation, and offset by $0.1 million of discrete tax benefits, net income would have been $18.5 million for the first quarter of fiscal 2016, an increase of $2.5 million over the same period last year.

Gross Margin

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Gross Margin	$52.8	$43.8	$9.0	20.4%
Gross Margin %	37.1%	38.8%

Gross margin increased $9.0 million or 20.4% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The increase of $9.0 million included the unfavorable impact of $2.3 million of inventory purchase accounting associated with the Sargent acquisition. Gross margin as percentage of sales was 37.1% compared to 38.8% for the same period last year.

Selling, General and Administrative

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

SG&A	$23.7	$19.0	$4.7	24.9%
% of net sales	16.7%	16.8%

SG&A decreased as a percentage of net sales to 16.7% in the first quarter of fiscal 2016 from 16.8% in the first quarter of fiscal 2015. SG&A expenses increased by $4.7 million to $23.7 million for the first quarter of fiscal 2016 compared to the same period last year. Excluding the impact of the Sargent acquisition of $3.7 million, the increase was primarily due to higher expense related to incentive stock compensation of $0.4 million, personnel expenses of $0.4 million and $0.2 million of other expenses.

Other, Net

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Other, net	$6.7	$0.6	$6.1	987.6%
% of net sales	4.7%	0.5%

Other operating expenses for the first quarter of fiscal 2016 totaled $6.7 million compared to $0.6 million for the same period last year. For the first quarter of fiscal 2016 other operating expenses were comprised mainly of $1.8 million in amortization of intangibles, $4.0 million of acquisition related costs, $0.8 million in integration and restructuring costs and $0.1 million of other items.

Interest Expense, Net

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Interest expense, net	$1.7	$0.2	$1.5	663.8%
% of net sales	1.2%	0.2%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $1.7 million for the first quarter of fiscal 2016 compared to $0.2 million for the same period last year. For the first quarter of fiscal 2016 interest expense, net consisted of interest expense of $1.4 million and deferred debt fees of $0.3 million.

Income Taxes

	Three Months Ended
	June 27, 2015	June 28, 2014

Income tax expense (benefit)	$6.6	$8.2
Effective tax rate with discrete items	33.1%	34.0%
Effective tax rate without discrete items	33.6%	33.9%

Income tax expense for the three month period ended June 27, 2015 was $6.6 million compared to $8.2 million for the three month period ended June 28, 2014. Our effective income tax rate for the three month period ended June 27, 2015 was 33.1% compared to 34.0% for the three month period ended June 28, 2014. The effective income tax rate for the three month period ended June 27, 2015 of 33.1% includes immaterial discrete items of $0.1 million. The effective income tax rate without discrete items for the three month period ended June 27, 2015 would have been 33.6%. The effective income tax rate of 34.0% for the prior year quarter includes immaterial discrete items in the amount of $0.03 million; the effective income tax rate without these discrete items would have been 33.9%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. In fiscal 2016 we integrated the Sargent businesses into our Plain Bearings and Engineered Products segments (see Notes 8 and 10 of Notes to Unaudited Interim Consolidated Financial Statements). We use gross margin as the primary measurement to assess the financial performance of each reportable segment. The presentation of segment net sales includes a reconciliation to adjust for the effects of any acquisitions made in fiscal 2016 and fiscal 2015.

Plain Bearing Segment:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Organic net sales	$57.4	$59.9	$(2.5)	(4.2)%
Sales by recent acquisitions	8.3	—	8.3
Total net sales	$65.7	$59.9	$5.8	9.7%

Gross margin	$26.0	$22.5	$3.5	15.5%
Gross margin %	39.5%	37.5%

SG&A	$5.5	$4.8	$0.7	15.1%
% of segment net sales	8.3%	8.0%

Net sales increased $5.8 million or 9.7% for the three months ended June 27, 2015 compared to the same period last year. The 9.7% increase was primarily driven by a 13.0% increase in aerospace and defense sales and a 2.2% increase in industrial sales. Excluding the $8.3 million impact of acquisition volume from Sargent, the net sales decrease of $2.5 million for this segment was mostly attributable to the unfavorable impacts of product mix of $4.4 million and foreign exchange of $0.6 million, offset by the favorable impact of increased volume of $2.5 million.

Gross margin increased $3.5 million for the three months ended June 27, 2015 compared to the same period last year. Excluding the $3.8 million impact from the Sargent acquisition, the gross margin decrease of $0.3 million was mostly attributable to the unfavorable impacts of product mix of $1.4 million and foreign exchange of $0.2 million, offset by the favorable impact of increased volume of $1.3 million.

Roller Bearing Segment:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Organic net sales	$30.6	$31.8	$(1.2)	(3.7)%
Sales by recent acquisitions	—	—	—
Total net sales	$30.6	$31.8	$(1.2)	(3.7)%

Gross margin	$12.9	$12.8	$0.1	0.8%
Gross margin %	42.2%	40.3%

SG&A	$1.5	$1.7	$(0.2)	(11.6)%
% of segment net sales	4.9%	5.3%

Net sales decreased $1.2 million or 3.7% over the first quarter of fiscal 2016. The decrease of 3.7% was primarily due to a 8.2% decrease in industrial sales and offset by a 1.6% increase in aerospace and defense sales. This decrease was attributable to a volume decrease of $1.9 million offset by the favorable impact of product mix of $0.7 million.

The Roller Bearings segment achieved a gross margin of $12.9 million in the three month period ended June 27, 2015 compared to $12.8 million in the comparable period in fiscal 2015. This increase was primarily due to the impact of favorable product mix of $0.7 million offset by a volume decrease of $0.6 million.

Ball Bearing Segment:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Organic net sales	$12.8	$13.5	$(0.7)	(5.4)%
Sales by recent acquisitions	—	—	—
Net Sales	$12.8	$13.5	$(0.7)	(5.4)%

Gross margin	$5.2	$5.4	$(0.2)	(4.5)%
Gross margin %	40.4%	40.1%

SG&A	$1.4	$1.3	$0.1	3.0%
% of segment net sales	10.7%	9.8%

Net sales decreased $0.7 million or 5.4% for the first quarter of fiscal 2016 compared to the same period last year. The 5.4% decrease was primarily driven by a 7.2% decrease in industrial sales and a 1.8% decrease in aerospace and defense sales. This decrease was attributable to unfavorable impact of decreased volume of $1.4 million offset by the favorable impact of product mix of $0.7 million.

Gross margin decreased $0.2 million or 4.5% for the first quarter of fiscal 2016 compared to the same period last year. The decrease was primarily due to the unfavorable impact of decreased volume of $0.6 million, offset by the favorable impact of product mix of $0.4 million.

Engineered Products Segment:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

Organic net sales	$7.5	$7.8	$(0.3)	(3.4)%
Sales by recent acquisitions	25.7	—	25.7
Net Sales	$33.2	$7.8	$25.4	326.0%

Gross margin	$8.7	$3.1	$5.6	178.6%
Gross margin %	26.3%	40.2%

SG&A	$3.9	$1.0	$2.9	302.7%
% of segment net sales	11.9%	12.6%

Net sales increased $25.4 million or 326.0% for the first quarter of fiscal 2016 compared to the same period last year. The 326.0% increase was primarily driven by a 50.7% increase in industrial sales and a 1,395.7% increase in aerospace and defense sales. Excluding the $25.7 million impact of acquisition volume from Sargent, net sales decreased $0.3 million. This decrease was primarily attributable to the unfavorable impacts of product mix of $0.9 million and foreign exchange of $0.2 million, offset by the favorable impact of volume of $0.8 million.

Gross margin increased $5.6 million or 178.6% for the first quarter of fiscal 2016 compared to the same period last year. Excluding the $5.8 million impact from the Sargent acquisition, the gross margin decrease of $0.2 million was mostly attributable to the unfavorable impacts of product mix of $0.2 million and foreign exchange of $0.1 million, offset by the favorable impact of volume of $0.1 million.

Corporate:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change

SG&A	$11.4	$10.2	$1.2	11.7%
% of total net sales	8.0%	9.1%

Corporate SG&A increased for first quarter of fiscal 2016 compared to the same period last year. This was primarily due to unfavorable impacts in stock compensation and headcount – related expenses.

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

Liquidity

New Credit Facility

In connection with the Sargent acquisition on April 24, 2015, the Company entered into the New Credit Agreement and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200 million Term Loan and (b) a $350 million Revolver and together with the Term Loan (the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans.

The New Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of June 27, 2015, we were in compliance with all such covenants.

Our obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the New Credit Agreement.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225.0 million was utilized to finance the acquisition of Sargent. As of June 27, 2015, RBCA has the ability to borrow up to an additional $121.1 million under the Revolver.

Prior Credit Facility

On November 30, 2010, we entered into a credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides Roller Bearing Company of America, Inc. (“RBCA”), as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon our consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of June 28, 2014, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. The credit agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. The JP Morgan Credit Agreement was terminated and replaced by the New Credit Agreement discussed above.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of June 27, 2015 was 8.0 million CHF, or $8.6 million.

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

On May 16, 2014, our Board declared a special dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The special dividend was paid on June 13, 2014, to shareholders of record on May 30, 2014. The ex-dividend date was May 28, 2014. The Board opted for a special dividend payment, rather than a regular recurring dividend to allow greater flexibility given our pipeline of attractive growth opportunities. The Board, will however, consider the use of additional special cash dividends in the future as circumstance warrant.

As of June 27, 2015, we had cash and cash equivalents of $61.6 million of which approximately $29.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Three Month Period Ended June 27, 2015 Compared to the Three Month Period Ended June 28, 2014

The following table summarizes our cash flow activities:

	FY16	FY15	$ Change
Net cash provided by (used in):
Operating activities	$22.2	$26.9	$(4.7)
Investing activities	(505.3)	(3.5)	(501.8)
Financing activities	418.2	(42.3)	460.5
Effect of exchange rate changes on cash	1.0	(0.2)	1.2
Decrease in cash and cash equivalents	$(63.9)	$(19.1)	$(44.8)

During fiscal 2016 we generated cash of $22.2 million from operating activities compared to generating cash of $26.9 million for fiscal 2015. The decrease of $4.7 million for fiscal 2016 was mainly a result of the addition of non-cash charges of $4.2 million offset by the unfavorable impacts of a net change in operating assets and liabilities of $6.3 million and a decrease in net income of $2.6 million. The favorable impact of the non-cash charges of $4.2 was primarily due increased amortization of intangibles of $1.3 million, decreased excess tax impact from stock-based compensation of $1.1 million and increased deferred income taxes of $0.8 million. The unfavorable change in operating assets and liabilities was primarily the result of a increase in the amount of cash being used for working capital items.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of ($6.3) million for fiscal 2016 versus fiscal 2015 and $8.6 million for fiscal 2015 versus fiscal 2014.

	FY16	FY15
Cash provided by (used in):
Accounts receivable	$(2.6)	$2.3
Inventory	(0.1)	2.8
Prepaid expenses and other current assets	(4.8)	2.2
Other non-current assets	(0.3)	(0.7)
Accounts payable	1.9	1.0
Accrued expenses and other current liabilities	(2.6)	1.3
Other non-current liabilities	2.2	(0.3)
Total change in operating assets and liabilities:	$(6.3)	$8.6

During fiscal 2016, we used $505.3 million for investing activities as compared to $3.5 for fiscal 2015. The increase of cash used in investing activities of $501.8 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2016, we generated $418.2 million from financing activities compared to using $42.3 million for fiscal 2015. This increase in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $5.3 million for the three month period ended June 27, 2015. In addition, we expect to make additional capital expenditures of $14.0 to $16.0 million during fiscal 2016 in connection with our existing business. We expect to fund fiscal 2016 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of June 27, 2015:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$427,446	$9,823	$23,146	$388,384	$6,093
Operating leases	18,471	6,650	8,726	1,712	1,383
Interest on fixed rate debt	2,234	246	449	392	1,147
Interest on variable rate debt(2)	57,800	13,345	24,523	19,932	—
Pension and postretirement benefits	19,467	1,819	3,846	3,983	9,819
Total contractual cash obligations	$525,418	$31,883	$60,690	$414,403	$18,442

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $5.7 million, which includes interest and penalties, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at June 27, 2015.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2015 Annual Report, incorporated by reference in our fiscal 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2016.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% and 14% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2016 and fiscal 2015, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of June 27, 2015, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2015, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended June 27, 2015. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2015.

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

Total share repurchases for the three months ended June 27, 2015 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/29/2015 – 04/25/2015	3,826	$75.84	3,826	$40,790
04/26/2015 – 05/23/2015	—	—	—	40,790
05/24/2015 – 06/27/2015	26,251	72.06	26,251	$38,899
Total	30,077	$72.54	30,077

ITEM 3.           Defaults Upon Senior Securities

Not applicable.

ITEM 4.           Mine Safety Disclosures

Not applicable.

ITEM 5.           Other Information

Not applicable.

ITEM 6.           Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 6, 2015

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 6, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

