Form 10-Q
period 2015-09-26
RBC Bearings INC
filed 2015-11-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

As of October 22, 2015, RBC Bearings Incorporated had 23,421,370 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,077	$125,455
Accounts receivable, net of allowance for doubtful accounts of $1,643 at September 26, 2015 and $860 at March 28, 2015	97,132	76,651
Inventory	262,883	206,158
Deferred income taxes	11,336	12,492
Prepaid expenses and other current assets	9,306	4,628
Total current assets	424,734	425,384
Property, plant and equipment, net	184,102	141,649
Goodwill	269,901	43,439
Intangible assets, net of accumulated amortization of $17,355 at September 26, 2015 and $13,185 at March 28, 2015	208,553	12,028
Other assets	9,169	9,573
Total assets	$1,096,459	$632,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,092	$23,459
Accrued expenses and other current liabilities	30,311	17,326
Current portion of long-term debt	8,725	1,233
Total current liabilities	76,128	42,018
Deferred income taxes	22,355	10,126
Long-term debt, less current portion	393,573	7,965
Other non-current liabilities	28,728	22,531
Total liabilities	520,784	82,640

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 26, 2015 and March 28, 2015; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 26, 2015 and March 28, 2015; issued and outstanding shares: 23,989,656 at September 26, 2015 and 23,833,185 at March 28, 2015	240	238
Additional paid-in capital	270,236	262,091
Accumulated other comprehensive loss	(9,900)	(7,770)
Retained earnings	342,099	314,176
Treasury stock, at cost, 559,856 shares at September 26, 2015 and 439,864 shares at March 28, 2015	(27,000)	(19,302)
Total stockholders' equity	575,675	549,433
Total liabilities and stockholders' equity	$1,096,459	$632,073

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$148,696	$112,555	$291,004	$225,539
Cost of sales	96,578	72,804	186,122	141,967
Gross margin	52,118	39,751	104,882	83,572
Operating expenses:
Selling, general and administrative	24,944	18,517	48,669	37,513
Other, net	3,575	2,937	10,253	3,551
Total operating expenses	28,519	21,454	58,922	41,064
Operating income	23,599	18,297	45,960	42,508
Interest expense, net	2,273	308	3,984	532
Other non-operating (income) expense	(596)	(235)	10	(502)
Income before income taxes	21,922	18,224	41,966	42,478
Provision for income taxes	7,403	4,976	14,043	13,210
Net income	$14,519	$13,248	$27,923	$29,268
Net income per common share:
Basic	$0.63	$0.57	$1.20	$1.27
Diluted	$0.62	$0.57	$1.19	$1.25
Weighted average common shares:
Basic	23,210,640	23,134,902	23,186,600	23,070,170
Diluted	23,495,285	23,424,421	23,516,537	23,394,439
Dividends per share	$—	$—	$—	$2.00

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$14,519	$13,248	$27,923	$29,268
Pension and postretirement liability adjustments, net of taxes	(228)	199	(455)	398
Unrealized gain on investments, net of taxes	—	(345)	—	(273)
Foreign currency translation adjustments	(3,380)	(5,152)	(1,675)	(5,971)
Total comprehensive income	$10,911	$7,950	$25,793	$23,422

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$27,923	$29,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,302	7,103
Excess tax benefits from stock-based compensation	(1,682)	(2,778)
Deferred income taxes	791	218
Amortization of intangible assets	4,170	964
Amortization of deferred financing costs	621	163
Consolidation and restructuring charges	—	5,026
Stock-based compensation	4,628	4,035
Other non-cash charges	232	500
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,068	2,848
Inventory	(9,481)	(6,291)
Prepaid expenses and other current assets	(3,946)	(2,669)
Other non-current assets	(20)	(670)
Accounts payable	(1,206)	(560)
Accrued expenses and other current liabilities	769	7,451
Other non-current liabilities	5,091	120
Net cash provided by operating activities	40,260	44,728

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,799)	(11,458)
Proceeds from sale of short-term investments	—	2,380
Proceeds from sale of assets	40	593
Business acquisition	(500,000)	—
Net cash used in investing activities	(509,759)	(8,485)

Cash flows from financing activities:
Proceeds from revolving credit facility	225,000	—
Repayments of revolving credit facility	(20,000)	—
Proceeds from term loans	200,000	—
Repayments of term loans	(5,245)	(259)
Finance fees paid in connection with credit facility	(7,122)	—
Exercise of stock options	1,837	2,992
Excess tax benefits from stock-based compensation	1,682	2,778
Repurchase of common stock	(7,698)	(4,721)
Dividends paid to shareholders	—	(46,014)
Other, net	—	(101)
Net cash provided by (used in) financing activities	388,454	(45,325)

Effect of exchange rate changes on cash	(333)	(2,678)

Cash and cash equivalents:
Decrease during the period	(81,378)	(11,760)
Cash, at beginning of period	125,455	121,207
Cash, at end of period	$44,077	$109,447

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

The results of operations for the six month period ended September 26, 2015 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2016. The three month periods ended September 26, 2015 and September 27, 2014 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Adoption of Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This ASU allows an acquirer in a business combination to account for measurement-period adjustments during the period in which it determines the amount of the adjustment. An acquirer would also need to capture in the current period any effect on earnings it would have recorded in previous periods if the accounting had been completed at the acquisition date. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this update effective with their interim period beginning March 29, 2015.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year-end and apply that consistently from year to year. The practical expedient requires if a contribution or significant event occurs between the month-end date used to measure the defined benefit plan assets and an entity’s fiscal year end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Early adoption is allowed. Given the requirement for retrospective treatment, the Company adopted this pronouncement in the first quarter of fiscal 2016. Other than a different presentation within the balance sheet, the adoption of this ASU did not have a material impact on the Company’s financial statements.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2015	$(93)	$(7,677)	$(7,770)
Other comprehensive income (loss) before reclassifications (net of taxes)	(1,675)	(373)	(2,048)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(82)	(82)
Net current period other comprehensive income (loss)	(1,675)	(455)	(2,130)
Balance at September 26, 2015	$(1,768)	$(8,132)	$(9,900)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net income	$14,519	$13,248	$27,923	$29,268

Denominator for basic net income per common share—weighted-average shares outstanding	23,210,640	23,134,902	23,186,600	23,070,170
Effect of dilution due to employee stock awards	284,645	289,519	329,937	324,269
Denominator for diluted net income per common share — weighted-average shares outstanding	23,495,285	23,424,421	23,516,537	23,394,439

Basic net income per common share	$0.63	$0.57	$1.20	$1.27

Diluted net income per common share	$0.62	$0.57	$1.19	$1.25

At September 26, 2015, 408,000 employee stock options and 73,850 restricted shares have been excluded from the calculation of diluted earnings per share. At September 27, 2014, 419,650 employee stock options and 800 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	September 26, 2015	March 28, 2015
Raw materials	$29,361	$18,424
Work in process	76,514	50,243
Finished goods	157,008	137,491
	$262,883	$206,158

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total

March 28, 2015	$16,007	$20,641	$5,623	$1,168	$43,439
Acquisitions	—	57,479	—	169,002	226,481
Other	—	—	—	(19)	(19)
September 26, 2015	$16,007	$78,120	$5,623	$170,151	$269,901

Intangible Assets

		September 26, 2015		March 28, 2015
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$54,285	$3,349	$4,068	$2,372
Customer relationships and lists	24	110,696	6,348	9,017	4,349
Trade names	10	19,990	2,219	2,102	1,372
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	7,881	3,345	7,670	3,039
Domain names	10	437	320	437	299
Other	5	1,197	1,052	1,197	1,032
		195,208	17,355	25,213	13,185
Non-amortizable repair station certifications	n/a	30,700	—	—	—
Total		$225,908	$17,355	$25,213	$13,185

Amortization expense for definite-lived intangible assets for the three and six month periods ended September 26, 2015 was $2,402 and $4,170, respectively. Amortization expense for definite-lived intangible assets for the three and six month periods ended September 27, 2014 was $467 and $964, respectively. Estimated amortization expense for the remaining six months of fiscal 2016, the five succeeding fiscal years and thereafter is as follows:

2016	$4,814
2017	9,562
2018	9,439
2019	9,216
2020	9,108
2021	9,058
2022 and thereafter	126,656

6. Debt

The balances payable under all borrowing facilities are as follows:

	September 26, 2015	March 28, 2015
Revolver and term loan facilities	$400,000	$—
Debt issuance costs	(6,529)	—
Other	8,827	9,198
Total debt	402,298	9,198
Less: current portion	8,725	1,233
Long-term debt	$393,573	$7,965

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of September 26, 2015, there was $205,000 outstanding under the Revolver and $195,000 outstanding under the Term Loan, offset by $6,529 in debt issuance costs (original amount was $7,122).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 26, 2015, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3,290 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225,000 was utilized to finance the acquisition of Sargent. As of September 26, 2015, RBCA paid down $20,000 of the Revolver and has the ability to borrow up to an additional $141,710 under the Revolver.

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

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of September 26, 2015 was 7,905 CHF, or $8,077.

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

The effective income tax rates for the three month periods ended September 26, 2015 and September 27, 2014, were 33.8% and 27.3%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended September 26, 2015 of 33.8% includes immaterial discrete items of $51. The effective income tax rate without discrete items for the three month period ended September 26, 2015 would have been 33.5%. The effective income tax rate for the three month period ended September 27, 2014 of 27.3% includes discrete items of $3,131 which are comprised substantially of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s UK manufacturing facility for the three month period ended September 27, 2014 would have been 32.9%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $449.

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

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net External Sales
Plain	$67,607	$57,458	$133,284	$117,331
Roller	27,151	33,504	57,731	65,269
Ball	13,122	14,093	25,941	27,638
Engineered Products	40,816	7,500	74,048	15,301
	$148,696	$112,555	$291,004	$225,539
Gross Margin
Plain	$26,763	$20,817	$52,711	$43,284
Roller	11,355	10,799	24,250	23,590
Ball	5,292	5,360	10,475	10,787
Engineered Products	8,708	2,775	17,446	5,911
	$52,118	$39,751	$104,882	$83,572
Selling, General & Administrative Expenses
Plain	$5,906	$4,588	$11,389	$9,350
Roller	1,483	1,566	2,973	3,251
Ball	1,370	1,279	2,738	2,607
Engineered Products	4,176	881	8,122	1,861
Corporate	12,009	10,203	23,447	20,444
	$24,944	$18,517	$48,669	$37,513
Operating Income
Plain	$20,784	$15,950	$41,089	$33,503
Roller	9,724	6,497	21,064	17,449
Ball	3,775	3,914	7,447	7,867
Engineered Products	2,303	1,909	4,863	4,034
Corporate	(12,987)	(9,973)	(28,503)	(20,345)
	$23,599	$18,297	$45,960	$42,508
Geographic External Sales
Domestic	$130,521	$93,387	$253,501	$188,433
Foreign	18,175	19,168	37,503	37,106
	$148,696	$112,555	$291,004	$225,539
Intersegment Sales
Plain	$977	$1,041	$2,116	$2,020
Roller	5,182	5,056	10,695	10,039
Ball	486	706	1,047	1,258
Engineered Products	7,023	7,840	15,134	15,028
	$13,668	$14,643	$28,992	$28,345

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

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The preliminary price allocation resulted in goodwill of $226,481. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The preliminary purchase price allocation for Sargent was as follows:

As of April 24, 2015
Current assets	$3,086
Trade receivables	23,892
Inventories	47,709
Property, plant and equipment	41,538
Intangible assets	201,000
Goodwill	226,481
Total assets acquired	543,706
Accounts payable	14,900
Liabilities assumed	28,806
Net assets acquired	$500,000

The valuation of the net assets acquired of $500,000 was classified as Level 3 in the valuation hierarchy. Level 3 inputs represent unobservable inputs for the asset or liability.

The components of intangible assets included as part of the Sargent acquisition was as follows:

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer relationships	25	$101,800

Product approvals	25	50,500
Trademarks and tradenames	10	18,000
		170,300
Non-amortizable intangible assets
Repair station certifications	-	30,700
Intangible assets		$201,000

Included in the Company’s results of operations for the three and six months ended September 26, 2015 are revenues related to the Sargent acquisition of $45,507 and $79,509, respectively. Also, included for the three and six months ended September 26, 2015 is net income of $1,407 and $5,232, respectively. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for both the three and six months ended September 26, 2015 of $1,283 and $6,071, respectively.

The following supplemental pro forma financial information presents the financial results for the three and six months ended September 26, 2015 and September 27, 2014, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Pro forma net sales	$148,696	$162,145	$299,378	$325,355
Pro forma net income	18,058	14,170	34,723	30,856

Basic earnings per share as reported	$0.63	$0.57	$1.20	$1.27
Pro forma basic earnings per share	0.78	0.61	1.50	1.34

Diluted earnings per share as reported	$0.62	$0.57	$1.19	$1.25
Pro forma diluted earnings per share	0.77	0.60	1.48	1.32

On October 7, 2013, the Company acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets. TCI’s net sales for the prior calendar year were approximately $4,000. The purchase price allocation is as follows: accounts receivable ($585), inventory ($125), fixed assets ($1,231), goodwill ($2,821), intangible assets ($441), other non-current assets ($127), other current liabilities ($641) and noncurrent liabilities ($766). The purchase price allocation, which resulted in goodwill of $2,821, is deductible for tax purposes. TCI is included in the Plain Bearings segment. In connection with the acquisition the Company agreed to a contract for additional contingent consideration that is dependent on the outcome of future events. The contingent consideration is based on a market valuation formula and will be payable five years from the acquisition date. The current fair value of the contingent consideration is determined to be $469. Pro forma net sales and net income inclusive of TCI are not materially different from the amounts reported in the accompanying consolidated statements of operations.

On August 16, 2013, the Company acquired Climax Metal Products Company (“CMP”) located in Mentor, Ohio for $13,646. The purchase price included $10,672 in cash and $2,974 of debt. CMP is a manufacturer of precision shaft collars, rigid couplings, keyless locking devices and bearings for the industrial markets. CMP’s net sales for the prior calendar year were approximately $14,100. The purchase price allocation is as follows: accounts receivable ($1,206), inventory ($4,509), other current assets ($73), fixed assets ($2,466), goodwill ($5,623), intangible assets ($3,904), other non-current assets ($10), other current liabilities ($2,171) and noncurrent liabilities ($1,974). The purchase price allocation, which resulted in goodwill of $5,623, is not deductible for tax purposes. CMP is included in the Ball Bearings segment. Pro forma net sales and net income inclusive of CMP are not materially different from the amounts reported in the accompanying consolidated statements of operations.

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

Outlook

Our net sales for the three month period ended September 26, 2015 increased 32.1% compared to the same period last fiscal year. Our aerospace markets increased 59.6% and the diversified industrial market decreased 2.4%. Our backlog, as of September 26, 2015, was $347.8 million compared to $218.0 million as of September 27, 2014.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of September 26, 2015, we had cash and cash equivalents of $44.1 million of which approximately $29.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Organic net sales	$103.2	$112.6	$(9.4)	(8.3)%
Sales by recent acquisitions	45.5	—	45.5
Total net sales	$148.7	$112.6	$36.1	32.1%

Net income	$14.5	$13.2	$1.3	9.6%

Net income per common share: diluted	$0.62	$0.57
Weighted average common shares: diluted	23,495,285	23,424,421

Net sales increased $36.1 million or 32.1% for the second quarter of fiscal 2016 over the same period last year. The increase in net sales was mainly the result of a 59.6% increase in aerospace and defense sales offset by a 2.4% decrease in industrial sales. The increase in aerospace and defense sales was mostly attributable to an increase in aerospace aftermarket of 28.0% and aerospace OEM of 66.8%. The decrease in industrial sales was mostly attributable to a decrease in industrial aftermarket of 13.4% offset by an increase in industrial OEM of 3.6%. Overall net sales for the quarter were negatively impacted by $0.9 million due to foreign exchange compared to the same period last year. Excluding the $45.5 million in sales associated with the Sargent acquisition and the foreign exchange impact, industrial sales decreased 12.7% and aerospace and defense sales decreased by 3.5%.

Net income for the second quarter of fiscal 2016 was $14.5 million compared to $13.2 million for the same period last year. Excluding the after tax impact of $0.7 million in costs associated with the acquisition, $2.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.1 million of costs associated with integration and restructuring, $0.1 million of discrete tax expense offset by $0.4 million of favorable foreign exchange translation, net income would have been $17.8 million. Excluding the after tax impact of $3.3 million of costs associated with the consolidation and restructuring of facilities, net income for the second quarter of fiscal 2015 would have been $16.5 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Organic net sales	$211.5	$225.5	$(14.0)	(6.2)%
Sales by recent acquisitions	79.5	—	79.5
Total net sales	$291.0	$225.5	$65.5	29.0%

Net income	$27.9	$29.3	$(1.4)	(4.6)%

Net income per common share: diluted	$1.19	$1.25
Weighted average common shares: diluted	23,516,537	23,394,439

Net sales increased $65.5 million or 29.0% for the six month period ended September 26, 2015 over the same period last year. The increase in net sales was mainly the result of a 51.0% increase in aerospace and defense sales and a 1.3% increase in industrial. The increase in aerospace and defense sales was mostly attributable to an increase in aerospace aftermarket of 25.1% and aerospace OEM of 57.0%. The increase in industrial sales was mostly attributable to an increase in industrial OEM of 8.1% offset by a decrease in industrial aftermarket of 10.7%. Overall net sales for the six months were negatively impacted by $1.8 million due to foreign exchange compared to the same period last year. Excluding the $79.5 million in sales associated with the Sargent acquisition and the foreign exchange impact, industrial sales decreased 7.5% and aerospace and defense sales decreased by 3.8%.

Net income for the six months ended September 26, 2015 was $27.9 million compared to $29.3 million for the same period last year. Excluding the after tax impact of $3.5 million in costs associated with the acquisition, $4.4 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring, and offset by $0.2 million of favorable foreign exchange translation, net income would have been $36.3 million. Excluding the after tax impact of $3.2 million of costs associated with the consolidation and restructuring of facilities, net income would have been $32.5 million for the six month period ended September 27, 2014.

Gross Margin

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Gross Margin	$52.1	$39.8	$12.3	31.1%
Gross Margin %	35.1%	35.3%

Gross margin increased $12.3 million or 31.1% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Excluding the unfavorable impact of $4.3 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $56.4 million for the second quarter of fiscal 2016. Excluding the impact of the inventory rationalization associated with the consolidation and restructuring of the U.K. facility of $3.7 million, gross margin would have been $43.5 million for the second quarter of fiscal 2015.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Gross Margin	$104.9	$83.6	$21.3	25.5%
Gross Margin %	36.0%	37.1%

Gross margin increased $21.3 million or 25.5% for the first six months of fiscal 2016 compared to the same period last year. Excluding the unfavorable impact of $6.6 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $111.5 million. Excluding the impact of the consolidation and restructuring of the U.K. facility of $3.7 million, gross margin would have been $87.3 million for the first six months of fiscal 2015.

Selling, General and Administrative

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

SG&A	$24.9	$18.5	$6.4	34.7%
% of net sales	16.8%	16.5%

SG&A increased as a percentage of net sales to 16.8% in the second quarter of fiscal 2016 from 16.5% in the second quarter of fiscal 2015. SG&A expenses increased by $6.4 million to $24.9 million for the second quarter of fiscal 2016 compared to the same period last year. Excluding the impact of the Sargent acquisition of $4.6 million, the increase was primarily due to higher personnel expenses of $1.1 million, professional expenses of $0.3 million, increase in incentive stock compensation of $0.2 million and $0.2 million of other expenses.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

SG&A	$48.6	$37.5	$11.1	29.7%
% of net sales	16.7%	16.6%

SG&A increased as a percentage of net sales to 16.7% for the first six months of fiscal 2016 from 16.6% for the same period last year. SG&A expenses increased by $11.1 million to $48.6 million for the first six months of fiscal 2016 compared to the same period last year. Excluding the impact of the Sargent acquisition of $8.3 million, the increase was primarily due to higher personnel expenses of $1.5 million, increase in incentive stock compensation of $0.6 million, professional expenses of $0.4 million and $0.3 million of other expenses.

Other, Net

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Other, net	$3.6	$2.9	$0.7	21.7%
% of net sales	2.4%	2.6%

Other operating expenses for the second quarter of fiscal 2016 totaled $3.6 million compared to $2.9 million for the same period last year. For the second quarter of fiscal 2016 other operating expenses were comprised mainly of $2.4 million in amortization of intangibles, $1.1 million of acquisition related costs, $0.2 million in integration and restructuring costs offset by $0.1 million of other income.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Other, net	$10.3	$3.6	$6.7	188.7%
% of net sales	3.5%	1.6%

Other operating expenses for the first six months of fiscal 2016 totaled $10.3 million compared to $3.6 million for the same period last year. For the first six months of fiscal 2016 other operating expenses were comprised mainly of $4.2 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.0 million in integration and restructuring costs.

Interest Expense, Net

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Interest expense, net	$2.3	$0.3	$2.0	638.0%
% of net sales	1.5%	0.3%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $2.3 million for the second quarter of fiscal 2016 compared to $0.3 million for the same period last year. For the second quarter of fiscal 2016 interest expense, net consisted of interest expense of $1.9 million and deferred debt fees of $0.4 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Interest expense, net	$4.0	$0.5	$3.5	648.9%
% of net sales	1.4%	0.2%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $4.0 million for the first six months of fiscal 2016 compared to $0.5 million for the same period last year. For the first six months of fiscal 2016 interest expense, net consisted of interest expense of $3.4 million and deferred debt fees of $0.6 million.

Income Taxes

	Three Months Ended
	September 26, 2015	September 27, 2014

Income tax expense (benefit)	$7.4	$5.0
Effective tax rate with discrete items	33.8%	27.3%
Effective tax rate without discrete items	33.5%	32.9%

Income tax expense for the three month period ended September 26, 2015 was $7.4 million compared to $5.0 million for the three month period ended September 27, 2014. Our effective income tax rate for the three month period ended September 26, 2015 was 33.8% compared to 27.3% for the three month period ended September 27, 2014. The effective income tax rate for the three month period ended September 26, 2015 of 33.8% includes immaterial discrete expense of $0.1 million. The effective income tax rate without discrete items for the three month period ended September 26, 2015 would have been 33.5%. The effective income tax rate for the three month period ended September 27, 2014 of 27.3% includes discrete benefits of $3.1 million which are comprised substantially of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility for the three month period ended September 27, 2014 would have been 32.9%.

	Six Months Ended
	September 26, 2015	September 27, 2014

Income tax expense (benefit)	$14.0	$13.2
Effective tax rate with discrete items	33.5%	31.1%
Effective tax rate without discrete items	33.6%	33.4%

Income tax expense for the six month period ended September 26, 2015 was $14.0 million compared to $13.2 million for the six month period ended September 27, 2014. Our effective income tax rate for the six month period ended September 26, 2015 was 33.5% compared to 31.1% for the six month period ended September 27, 2014. The effective income tax rate for the six month period ended September 26, 2015 of 33.5% includes immaterial discrete benefit of $0.1 million. The effective income tax rate without discrete items for the six month period ended September 26, 2015 would have been 33.6%. The effective income tax rate for the six month period ended September 27, 2014 of 31.1% includes discrete benefits in the amount of $3.1 million which are substantially comprised of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective income tax rate without these discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility would have been 33.4%.

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

Plain Bearing Segment:

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$55.3	$57.5	$(2.2)	(3.8)%
Sales by recent acquisitions	12.3	—	12.3
Total net sales	$67.6	$57.5	$10.1	17.7%

Gross margin	$26.8	$20.8	$6.0	28.6%
Gross margin %	39.6%	36.2%

SG&A	$5.9	$4.6	$1.3	28.7%
% of segment net sales	8.7%	8.0%

Net sales increased $10.1 million or 17.7% for the three months ended September 26, 2015 compared to the same period last year. The 17.7% increase was primarily driven by a 29.6% increase in aerospace and defense sales and a 8.8% decrease in industrial sales. The 29.6% increase in aerospace and defense sales was primarily due to a 286.8% increase in defense and a 16.5% increase in commercial aerospace. Excluding the $12.3 million impact of acquisition volume from Sargent, the net sales decrease of $2.2 million for this segment was mostly attributable to the unfavorable impacts of decreased volume of $1.7 million and foreign exchange of $0.5 million.

Gross margin increased $6.0 million for the three months ended September 26, 2015 compared to the same period last year. Excluding the $5.8 million impact from the Sargent acquisition, the gross margin increase of $0.2 million was mostly attributable to the favorable impact of cost efficiencies of $1.0 million and offset by unfavorable product mix of $0.7 million and foreign exchange loss of $0.1 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$112.7	$117.3	$(4.6)	(3.9)%
Sales by recent acquisitions	20.6	—	20.6
Total net sales	$133.3	$117.3	$16.0	13.6%

Gross margin	$52.7	$43.3	$9.4	21.8%
Gross margin %	39.5%	36.9%

SG&A	$11.4	$9.3	$2.1	21.8%
% of segment net sales	8.5%	8.0%

Net sales increased $16.0 million or 13.6% for the six months ended September 26, 2015 compared to the same period last year. The 13.6% increase was primarily driven by a 21.0% increase in aerospace and defense sales and a 3.0% decrease in industrial sales. The 21.0% increase in aerospace and defense sales was primarily due to a 169.0% increase in defense and a 12.2% increase in commercial aerospace. Excluding the $20.6 million impact of acquisition volume from Sargent, the net sales decrease of $4.6 million for this segment was mostly attributable to the unfavorable impacts of volume of $3.5 million and foreign exchange of $1.1 million.

Gross margin increased $9.4 million for the six months ended September 26, 2015 compared to the same period last year. Excluding the $9.6 million impact from the Sargent acquisition, the gross margin decrease of $0.2 million was mostly attributable to the unfavorable impacts of product mix of $1.9 million, foreign exchange of $0.1 million, offset by the favorable impact of increased volume of $1.4 million and cost efficiencies of $0.4 million.

Roller Bearing Segment:

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$27.2	$33.5	$(6.3)	(19.0)%
Sales by recent acquisitions	—	—	—
Total net sales	$27.2	$33.5	$(6.3)	(19.0)%

Gross margin	$11.3	$10.8	$0.5	5.1%
Gross margin %	41.8%	32.2%

SG&A	$1.5	$1.5	—	—
% of segment net sales	5.5%	4.7%

Net sales decreased $6.3 million or 19.0% over the second quarter of fiscal 2016. The decrease of 19.0% was primarily due to a 20.0% decrease in industrial sales and a 17.9% decrease in aerospace, mainly defense sales.

The Roller Bearings segment achieved a gross margin of $11.3 million in the three month period ended September 26, 2015 compared to $10.8 million in the comparable period in fiscal 2015. This increase was primarily due to the impact of cost efficiencies of $1.7 million offset by a volume decrease of $1.2 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$57.7	$65.3	$(7.6)	(11.5)%
Sales by recent acquisitions	—	—	—
Total net sales	$57.7	$65.3	$(7.6)	(11.5)%

Gross margin	$24.3	$23.6	$0.7	2.8%
Gross margin %	42.0%	36.1%

SG&A	$3.0	$3.3	$(0.3)	(8.6)%
% of segment net sales	5.1%	5.0%

Net sales decreased $7.6 million or 11.5% over the first six months of fiscal 2016. The decrease of 11.5% was primarily due to an 11.7% decrease in industrial sales and a 11.4% decrease in aerospace and defense sales. The 11.4% decrease in aerospace and defense sales was due to a 8.6% decline in commercial aerospace and a 42.3% decrease in defense. This decrease was attributable to a volume decrease of $7.6 million.

The Roller Bearings segment achieved a gross margin of $24.3 million for the first six months of fiscal 2016 compared to $23.6 million for the comparable period in fiscal 2015. This increase of $0.7 million was primarily due to the unfavorable impacts of product mix of $1.0 million and decreased volume of $2.2 million offset by cost efficiencies of $3.9.

Ball Bearing Segment:

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$13.1	$14.1	$(1.0)	(6.9)%
Sales by recent acquisitions	—	—	—
Total net sales	$13.1	$14.1	$(1.0)	(6.9)%

Gross margin	$5.3	$5.4	$(0.1)	(1.3)%
Gross margin %	40.3%	38.0%

SG&A	$1.3	$1.3	—	—
% of segment net sales	10.4%	9.1%

Net sales decreased $1.0 million or 6.9% for the second quarter of fiscal 2016 compared to the same period last year. The 6.9% decrease was primarily driven by a 4.8% decrease in industrial sales and a 10.5% decrease in aerospace and defense sales. The decrease in industrial sales was primarily due to a decline in oil and gas, and mining activity and the decrease in aerospace was mainly driven by defense.

Gross margin decreased $0.1 million or 1.3% for the second quarter of fiscal 2016 compared to the same period last year. The decrease was primarily due to the unfavorable impact of decreased volume of $0.7 million, offset by the favorable impact of product mix of $0.4 million and cost efficiencies of $0.2 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$25.9	$27.6	$(1.7)	(6.1)%
Sales by recent acquisitions	—	—	—
Total net sales	$25.9	$27.6	$(1.7)	(6.1)%

Gross margin	$10.5	$10.8	$(0.3)	(2.9)%
Gross margin %	40.4%	39.0%

SG&A	$2.7	$2.6	$0.1	5.0%
% of segment net sales	10.6%	9.4%

Net sales decreased $1.7 million or 6.1% for the first six months of fiscal 2016 compared to the same period last year. The 6.1% decrease was primarily driven by a 6.0% decrease in industrial sales and a 6.4% decrease in aerospace and defense sales. The decrease in industrial sales was primarily due to a decline in oil and gas, and mining activity. The decrease in aerospace and defense of 6.4% was primarily impacted by a 7.4% decline in commercial aerospace and offset by a 28.1% increase in defense. These decreases were attributable to decreased volume of $1.7 million.

Gross margin decreased $0.3 million or 2.9% for the first six months of fiscal 2016 compared to the same period last year. The decrease was primarily due to the unfavorable impact of decreased volume of $1.1 million, offset by the favorable impact of product mix of $0.8 million.

Engineered Products Segment:

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$7.6	$7.5	$0.1	1.3%
Sales by recent acquisitions	33.2	—	33.2
Total net sales	$40.8	$7.5	$33.3	444.2%

Gross margin	$8.7	$2.8	$5.9	213.8%
Gross margin %	21.3%	37.0%

SG&A	$4.2	$0.9	$3.3	374.0%
% of segment net sales	10.2%	11.7%

Net sales increased $33.3 million or 444.2% for the second quarter of fiscal 2016 compared to the same period last year. The 444.2% increase was primarily driven by a 69.6% increase in industrial sales and a 1,985.8% increase in aerospace and defense sales. Excluding the impact of the Sargent Acquisition commercial aerospace increased 61.0% offset by a 1.1% decline in defense. Excluding the $33.2 million impact of acquisition volume from Sargent, net sales increased $0.1 million. This increase was primarily attributable to the unfavorable impacts of foreign exchange of $0.2 million offset by the favorable impact of volume of $0.3 million.

Gross margin increased $5.9 million or 213.8% for the second quarter of fiscal 2016 compared to the same period last year. Excluding the $6.6 million impact from the Sargent acquisition, the gross margin decrease of $0.7 million was mostly attributable to the unfavorable impacts of product mix of $0.3 million and foreign exchange of $0.1 million and other costs of $0.3 million.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

Organic net sales	$15.2	$15.3	$(0.1)	(1.3)%
Sales by recent acquisitions	58.9	—	58.9
Total net sales	$74.1	$15.3	$58.8	383.9%

Gross margin	$17.4	$5.9	$11.5	195.1%
Gross margin %	23.6%	38.6%

SG&A	$8.1	$1.9	$6.2	336.4%
% of segment net sales	11.0%	12.2%

Net sales increased $58.8 million or 383.9% for the first six months of fiscal 2016 compared to the same period last year. The 383.9% increase was primarily driven by a 60.0% increase in industrial sales and a 1,678.2% increase in aerospace and defense sales. Excluding the impact of the Sargent acquisition commercial aerospace increased 27.3% and defense increased 2.9%. Excluding the $58.9 million impact of acquisition volume from Sargent, net sales decreased $0.1 million. This decrease was primarily attributable to the unfavorable impacts of foreign exchange of $0.2 million, offset by the favorable impact of volume of $0.1 million.

Gross margin increased $11.5 million or 195.1% for the first six months of fiscal 2016 compared to the same period last year. Excluding the $12.3 million impact from the Sargent acquisition, the gross margin decrease of $0.8 million was mostly attributable to the unfavorable impacts of product mix of $0.4 million and foreign exchange of $0.2 million and other costs of $0.3 million, offset by the favorable impact of volume of $0.1 million.

Corporate:

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

SG&A	$12.0	$10.2	$1.8	17.7%
% of total net sales	8.1%	9.1%

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

SG&A	$23.4	$20.4	$3.0	14.7%
% of total net sales	8.1%	9.1%

Corporate SG&A increased for both the second quarter and first six months of fiscal 2016 compared to the same periods last year. This was primarily due to unfavorable impacts in stock compensation and headcount – related expenses.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of September 26, 2015, there was $205.0 million outstanding under the Revolver and $195.0 million outstanding under the Term Loan, offset by $6.5 million in debt issuance costs (original amount was $7.1 million).

The New Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of September 26, 2015, we were in compliance with all such covenants.

Our obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the New Credit Agreement.

Approximately $3.3 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225.0 million was utilized to finance the acquisition of Sargent. As of September 26, 2015, RBCA paid down $20.0 million of the Revolver and has the ability to borrow up to an additional $141.7 million under the Revolver.

Prior Credit Facility

On November 30, 2010, we entered into a credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provides Roller Bearing Company of America, Inc. (“RBCA”), as borrower, with a $150 million five-year senior secured revolving credit facility which can be increased by up to $100 million, in increments of $25 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon our consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of September 27, 2014, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

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

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of September 26, 2015 was 7.9 million CHF, or $8.1 million.

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

As of September 26, 2015, we had cash and cash equivalents of $44.1 million of which approximately $29.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Six Month Period Ended September 26, 2015 Compared to the Six Month Period Ended September 27, 2014

The following table summarizes our cash flow activities:

	FY16	FY15	$ Change
Net cash provided by (used in):
Operating activities	$40.3	$44.7	$(4.4)
Investing activities	(509.8)	(8.5)	(501.3)
Financing activities	388.4	(45.3)	433.7
Effect of exchange rate changes on cash	(0.3)	(2.7)	2.4
Decrease in cash and cash equivalents	$(81.4)	$(11.8)	$(69.6)

During fiscal 2016 we generated cash of $40.3 million from operating activities compared to generating cash of $44.7 million for fiscal 2015. The decrease of $4.4 million for fiscal 2016 was mainly a result of the addition of non-cash charges of $1.8 million offset by the unfavorable impacts of a net change in operating assets and liabilities of $4.9 million and a decrease in net income of $1.3 million. The favorable impact of the non-cash charges of $1.8 was primarily due increased amortization of intangibles of $3.2 million and impairment charges of $5.0 million in the second quarter of fiscal 2015 related to the consolidation of the U.K. facility. The unfavorable change in operating assets and liabilities was primarily the result of a increase in the amount of cash being used for working capital items.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of ($4.9) million for fiscal 2016 versus fiscal 2015 and $18.4 million for fiscal 2015 versus fiscal 2014.

	FY16	FY15
Cash provided by (used in):
Accounts receivable	$1.2	$5.0
Inventory	(3.2)	6.6
Prepaid expenses and other current assets	(1.3)	(1.2)
Other non-current assets	0.7	0.7
Accounts payable	(0.6)	0.5
Accrued expenses and other current liabilities	(6.7)	7.1
Other non-current liabilities	5.0	(0.3)
Total change in operating assets and liabilities:	$(4.9)	$18.4

During fiscal 2016, we used $509.8 million for investing activities as compared to $8.5 for fiscal 2015. The increase of cash used in investing activities of $501.3 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2016, we generated $388.4 million from financing activities compared to using $45.3 million for fiscal 2015. This increase in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $9.8 million for the six month period ended September 26, 2015. In addition, we expect to make additional capital expenditures of $10.0 to $12.0 million during fiscal 2016 in connection with our existing business. We expect to fund fiscal 2016 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of September 26, 2015:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$402,298	$7,301	$25,601	$363,695	$5,701
Operating leases	13,571	5,482	5,420	1,976	693
Interest on fixed rate debt	2,134	235	429	375	1,095
Interest on variable rate debt(2)	29,715	6,686	12,809	10,220	—
Pension and postretirement benefits	19,467	1,819	3,846	3,983	9,819
Total contractual cash obligations	$467,185	$21,523	$48,105	$380,249	$17,308

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $5.7 million, which includes interest and penalties, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at September 26, 2015.

Other Matters

Critical Accounting Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2015 Annual Report, incorporated by reference in our fiscal 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2016.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the credit agreement. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate.

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% and 14% of our net sales were impacted by foreign currency fluctuations in the first six months of fiscal 2016 and fiscal 2015, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of September 26, 2015, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2015, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended September 26, 2015. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2015.

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

Total share repurchases for the three months ended September 26, 2015 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/28/2015 – 07/25/2015	9,591	$71.73	9,591	$38,211
07/26/2015 – 08/22/2015	—	—	—	38,211
08/23/2015 – 09/26/2015	80,324	60.11	80,324	$33,382
Total	89,915	$61.35	89,915

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	X BRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 5, 2015

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 5, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

