Form 10-Q
period 2015-12-26
RBC Bearings INC
filed 2016-02-04
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015

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

As of January 22, 2016, RBC Bearings Incorporated had 24,128,067 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,403	$125,455
Accounts receivable, net of allowance for doubtful accounts of $1,842 at December 26, 2015 and $860 at March 28, 2015	90,332	76,651
Inventory	274,522	206,158
Deferred income taxes	10,808	12,492
Prepaid expenses and other current assets	8,394	4,628
Total current assets	428,459	425,384
Property, plant and equipment, net	184,031	141,649
Goodwill	267,440	43,439
Intangible assets, net of accumulated amortization of $19,794 at December 26, 2015 and $13,185 at March 28, 2015	208,733	12,028
Other assets	10,231	9,573
Total assets	$1,098,894	$632,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,764	$23,459
Accrued expenses and other current liabilities	29,199	17,326
Current portion of long-term debt	8,721	1,233
Total current liabilities	72,684	42,018
Deferred income taxes	23,214	10,126
Long-term debt, less current portion	376,253	7,965
Other non-current liabilities	31,371	22,531
Total liabilities	503,522	82,640

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 26, 2015 and March 28, 2015; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 26, 2015 and March 28, 2015; issued and outstanding shares: 24,125,717 at December 26, 2015 and 23,833,185 at March 28, 2015	241	238
Additional paid-in capital	275,862	262,091
Accumulated other comprehensive loss	(10,105)	(7,770)
Retained earnings	359,146	314,176
Treasury stock, at cost, 602,682 shares at December 26, 2015 and 439,864 shares at March 28, 2015	(29,772)	(19,302)
Total stockholders' equity	595,372	549,433
Total liabilities and stockholders' equity	$1,098,894	$632,073

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net sales	$144,216	$106,322	$435,220	$331,861
Cost of sales	90,695	64,669	276,817	206,636
Gross margin	53,521	41,653	158,403	125,225
Operating expenses:
Selling, general and administrative	23,850	19,266	72,519	56,779
Other, net	2,619	1,798	12,872	5,349
Total operating expenses	26,469	21,064	85,391	62,128
Operating income	27,052	20,589	73,012	63,097
Interest expense, net	2,238	288	6,222	820
Other non-operating (income) expense	(54)	146	(44)	(356)
Income before income taxes	24,868	20,155	66,834	62,633
Provision for income taxes	7,821	6,104	21,864	19,314
Net income	$17,047	$14,051	$44,970	$43,319
Net income per common share:
Basic	$0.73	$0.61	$1.94	$1.88
Diluted	$0.73	$0.60	$1.91	$1.85
Weighted average common shares:
Basic	23,220,707	23,090,635	23,197,969	23,057,864
Diluted	23,492,321	23,376,480	23,508,348	23,369,308
Dividends per share	$—	$—	$—	$2.00

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net income	$17,047	$14,051	$44,970	$43,319
Pension and postretirement liability adjustments, net of taxes	1,137	169	682	567
Unrealized gain on investments, net of taxes	—	13	—	(260)
Foreign currency translation adjustments	(1,342)	(3,307)	(3,017)	(9,278)
Total comprehensive income	$16,842	$10,926	$42,635	$34,348

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income	$44,970	$43,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,549	10,446
Excess tax benefits from stock-based compensation	(2,509)	(3,370)
Deferred income taxes	1,880	851
Amortization of intangible assets	6,621	1,399
Amortization of deferred financing costs	977	244
Consolidation and restructuring charges	—	5,026
Stock-based compensation	7,193	6,231
Other non-cash charges	209	515
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,806	7,907
Inventory	(21,316)	(13,022)
Prepaid expenses and other current assets	(3,001)	(2,084)
Other non-current assets	(1,332)	(2,253)
Accounts payable	(3,495)	(1,016)
Accrued expenses and other current liabilities	518	7,452
Other non-current liabilities	7,730	760
Net cash provided by operating activities	61,800	62,405

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,635)	(15,870)
Proceeds from sale of short-term investments	—	2,380
Proceeds from sale of assets	64	600
Business acquisition	(500,000)	—
Net cash used in investing activities	(514,571)	(12,890)

Cash flows from financing activities:
Proceeds from revolving credit facility	225,000	—
Repayments of revolving credit facility	(37,500)	—
Proceeds from term loans	200,000	—
Repayments of term loans	(5,361)	(379)
Finance fees paid in connection with credit facility	(7,122)	—
Exercise of stock options	4,072	3,433
Excess tax benefits from stock-based compensation	2,509	3,370
Repurchase of common stock	(10,470)	(7,049)
Dividends paid to shareholders	—	(46,014)
Other, net	—	(104)
Net cash provided by (used in) financing activities	371,128	(46,743)

Effect of exchange rate changes on cash	591	(4,739)

Cash and cash equivalents:
Decrease during the period	(81,052)	(1,967)
Cash, at beginning of period	125,455	121,207
Cash, at end of period	$44,403	$119,240

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

The results of operations for the nine month period ended December 26, 2015 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2016. The three month periods ended December 26, 2015 and December 27, 2014 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

Critical Accounting Policies

Revenue Recognition. In accordance with SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104,” we recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the nine months ended December 26, 2015, 2.1% of the Company’s total net sales was recognized under Ship-In-Place transactions.

Adoption of Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") No. 2015-17 (Topic 740): "Balance Sheet Classification of Deferred Taxes". The FASB issued this ASU as part of its simplification initiative to reduce complexity in accounting standards. This ASU eliminates the current requirement that requires an organization to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations with a classified balance sheet are now required to classify all deferred tax assets and liabilities as noncurrent assets or noncurrent liabilities. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. It is not expected that adoption of this ASU will have any material impact on the Company's consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This ASU allows an acquirer in a business combination to account for measurement-period adjustments during the period in which it determines the amount of the adjustment. An acquirer would also need to capture in the current period any effect on earnings it would have recorded in previous periods if the accounting had been completed at the acquisition date. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this update effective with their interim period beginning June 28, 2015.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2015	$(93)	$(7,677)	$(7,770)
Other comprehensive income (loss) before reclassifications (net of taxes)	(3,017)	—	(3,017)
Amounts reclassified from accumulated other comprehensive income (loss)	—	682	682
Net current period other comprehensive income (loss)	(3,017)	682	(2,335)
Balance at December 26, 2015	$(3,110)	$(6,995)	$(10,105)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014

Net income	$17,047	$14,051	$44,970	$43,319

Denominator for basic net income per common share—weighted-average shares outstanding	23,220,707	23,090,635	23,197,969	23,057,864
Effect of dilution due to employee stock awards	271,614	285,845	310,379	311,444
Denominator for diluted net income per common share — weighted-average shares outstanding	23,492,321	23,376,480	23,508,348	23,369,308

Basic net income per common share	$0.73	$0.61	$1.94	$1.88

Diluted net income per common share	$0.73	$0.60	$1.91	$1.85

At December 26, 2015, 444,250 employee stock options and 65,600 restricted shares have been excluded from the calculation of diluted earnings per share. At December 27, 2014, 419,250 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 26, 2015	March 28, 2015
Raw materials	$33,698	$18,424
Work in process	73,052	50,243
Finished goods	167,772	137,491
	$274,522	$206,158

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 28, 2015	$16,007	$20,641	$5,623	$1,168	$43,439
Acquisitions	—	56,879	—	167,199	224,078
Other	—	—	—	(77)	(77)
December 26, 2015	$16,007	$77,520	$5,623	$168,290	$267,440

Intangible Assets

		December 26, 2015		March 28, 2015
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$54,174	$3,912	$4,068	$2,372
Customer relationships and lists	24	113,312	7,581	9,017	4,349
Trade names	10	19,945	2,709	2,102	1,372
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,040	3,477	7,670	3,039
Domain names	10	437	331	437	299
Other	5	1,197	1,062	1,197	1,032
		197,827	19,794	25,213	13,185
Non-amortizable repair station certifications	n/a	30,700	—	—	—
Total		$228,527	$19,794	$25,213	$13,185

Amortization expense for definite-lived intangible assets for the three and nine month periods ended December 26, 2015 was $2,451 and $6,621, respectively. Amortization expense for definite lived intangible assets for the three and nine month periods ended December 27, 2014 was $435 and $1,399, respectively. Estimated amortization expense for the remaining three months of fiscal 2016, the five succeeding fiscal years and thereafter is as follows:

2016	$2,430
2017	9,658
2018	9,535
2019	9,312
2020	9,205
2021	9,154
2022 and thereafter	128,739

6. Debt

The balances payable under all borrowing facilities are as follows:

	December 26, 2015	March 28, 2015
Revolver and term loan facilities	$382,500	$—
Debt issuance costs	(6,172)	—
Other	8,646	9,198
Total debt	384,974	9,198
Less: current portion	8,721	1,233
Long-term debt	$376,253	$7,965

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of December 26, 2015, there was $187,500 outstanding under the Revolver and $195,000 outstanding under the Term Loan, offset by $6,172 in debt issuance costs (original amount was $7,122).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 26, 2015, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3,290 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225,000 was utilized to finance the acquisition of Sargent. As of December 26, 2015, RBCA paid down $37,500 of the Revolver and has the ability to borrow up to an additional $159,210 under the Revolver. The Company also paid down $5,000 of the Term Loan

Prior Credit Facility

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

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 26, 2015 was 7,789 CHF, or $7,896.

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

The effective income tax rates for the three month periods ended December 26, 2015 and December 27, 2014, were 31.5% and 30.3%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended December 26, 2015 of 31.5% includes immaterial discrete items of $154. The effective income tax rate without discrete items for the three month period ended December 26, 2015 would have been 32.1%. The effective income tax rate for the three month period ended December 27, 2014 of 30.3% includes discrete items of $698 which are comprised substantially of the reversal of unrecognized tax benefits associated with the expiration of the statutes of limitation and the conclusion of state income tax audits, the recognition of interest on unrecognized tax positions and the recognition of benefits for federal law changes. The effective income tax rate without discrete items for the three month period ended December 27, 2014 would have been 33.7%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $321.

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

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net External Sales
Plain	$64,171	$53,770	$197,455	$171,101
Roller	26,294	31,358	84,025	96,627
Ball	12,850	14,038	38,791	41,676
Engineered Products	40,901	7,156	114,949	22,457
	$144,216	$106,322	$435,220	$331,861
Gross Margin
Plain	$22,690	$20,283	$75,401	$63,567
Roller	11,517	12,695	35,767	36,285
Ball	5,202	5,724	15,677	16,511
Engineered Products	14,112	2,951	31,558	8,862
	$53,521	$41,653	$158,403	$125,225
Selling, General & Administrative Expenses
Plain	$4,765	$4,777	$16,154	$14,127
Roller	1,480	1,507	4,453	4,758
Ball	1,368	1,345	4,106	3,952
Engineered Products	5,311	1,072	13,433	2,933
Corporate	10,926	10,565	34,373	31,009
	$23,850	$19,266	$72,519	$56,779
Operating Income
Plain	$13,737	$15,881	$54,826	$49,384
Roller	10,016	10,366	31,080	27,815
Ball	3,634	4,254	11,081	12,121
Engineered Products	10,585	1,920	15,448	5,954
Corporate	(10,920)	(11,832)	(39,423)	(32,177)
	$27,052	$20,589	$73,012	$63,097
Geographic External Sales
Domestic	$126,070	$89,605	$379,571	$278,038
Foreign	18,146	16,717	55,649	53,823
	$144,216	$106,322	$435,220	$331,861
Intersegment Sales
Plain	$759	$924	$2,875	$2,944
Roller	4,300	4,811	14,995	14,850
Ball	635	432	1,682	1,690
Engineered Products	7,335	7,380	22,469	22,408
	$13,029	$13,547	$42,021	$41,892

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

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The preliminary price allocation resulted in goodwill of $224,078. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain liabilities. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The preliminary purchase price allocation for Sargent was as follows:

As of April 24, 2015
Current assets	$3,086
Trade receivables	23,892
Inventories	47,709
Property, plant and equipment	41,538
Intangible assets	203,700
Goodwill	224,078
Total assets acquired	544,003
Accounts payable	14,900
Liabilities assumed	29,103
Net assets acquired	$500,000

The valuation of the net assets acquired of $500,000 was classified as Level 3 in the valuation hierarchy. Level 3 inputs represent unobservable inputs for the asset or liability.

The components of intangible assets included as part of the Sargent acquisition was as follows:

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer relationships	25	$104,500
Product approvals	25	50,500
Trademarks and tradenames	10	18,000
		173,000
Non-amortizable intangible assets
Repair station certifications	-	30,700
Intangible assets		$203,700

Included in the Company’s results of operations for the three and nine months ended December 26, 2015 are revenues related to the Sargent acquisition of $43,862 and $123,371, respectively. Also, included for the three and nine months ended December 26, 2015 is net income of $3,769 and $9,001, respectively. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for both the three and nine months ended December 26, 2015 of $25 and $6,096, respectively.

The following supplemental pro forma financial information presents the financial results for the three and nine months ended December 26, 2015 and December 27, 2014, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Pro forma net sales	$144,216	$151,619	$443,594	$476,954
Pro forma net income	17,433	13,723	52,156	44,579

Basic earnings per share as reported	$0.73	$0.61	$1.94	$1.88
Pro forma basic earnings per share	0.75	0.59	2.25	1.93

Diluted earnings per share as reported	$0.73	$0.60	$1.91	$1.85
Pro forma diluted earnings per share	0.74	0.59	2.22	1.91

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and components through the following efforts:

•	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

•	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and platforms with existing products or profitable new product opportunities.

•	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors and sales to OEMs for replacement bearings and components. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

•	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

The following items highlight the most recent significant events:

•	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent for $500 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent acquisition on April 24, 2015, we entered into the New Credit Agreement and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200 million Term Loan and (b) a $350 million Revolver and together with the Term Loan (the “Facilities”).

•	In the second quarter of fiscal 2015, we reached a decision to consolidate the manufacturing capacity of the United Kingdom (U.K.) facility into our other manufacturing facilities. This decision was based on our intent to better align manufacturing abilities and product development.

•	In the third quarter of fiscal 2014, we acquired the net assets of Turbine Components Inc. (“TCI”) for approximately $3,925. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.

Outlook

Our net sales for the three month period ended December 26, 2015 increased 35.6% compared to the same period last fiscal year. Our aerospace markets increased 67.0% and the diversified industrial markets decreased 0.7%.

Our net sales for the nine month period ended December 26, 2015 increased 31.1% compared to the same period last fiscal year. Our aerospace markets increased 56.0% and the diversified industrial markets increased 0.6%.

Our backlog, as of December 26, 2015, was $351.3 million compared to $217.5 million as of December 27, 2014.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 26, 2015, we had cash and cash equivalents of $44.4 million of which approximately $29.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Organic net sales	$100.3	$106.3	$(6.0)	(5.6)%
Sales by recent acquisitions	43.9	—	43.9
Total net sales	$144.2	$106.3	$37.9	35.6%

Net income	$17.0	$14.1	$2.9	21.3%

Net income per common share: diluted	$0.73	$0.60
Weighted average common shares: diluted	23,492,321	23,376,480

Our net sales for the three month period ended December 26, 2015 increased 35.6% compared to the same period last fiscal year. Our aerospace markets increased 67.0% and the diversified industrial markets decreased 0.7%.

Organic net sales decreased 5.6% compared to last year. Excluding a negative foreign exchange impact, organic net sales decreased 4.9%. Our aerospace markets increased 3.5% and the diversified industrial markets decreased 14.7%. The increase in aerospace sales was mainly due to the commercial aerospace aftermarket offset by lower defense activity. The decrease in industrial sales was mostly driven by energy and mining.

Net income for the third quarter of fiscal 2016 was $17.0 million compared to $14.1 million for the same period last year. Excluding the after tax impact of $0.4 million in costs associated with the acquisition offset by $0.1 of discrete tax benefit, net income would have been $17.3 million. Excluding the after tax impact of costs associated with consolidation and restructuring, acquisition activity costs and the discrete tax benefits, net income for the third quarter of fiscal 2015 would have been $14.4 million.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Organic net sales	$311.8	$331.9	$(20.1)	(6.0)%
Sales by recent acquisitions	123.4	—	123.4
Total net sales	$435.2	$331.9	$103.3	31.1%

Net income	$45.0	$43.3	$1.7	3.8%

Net income per common share: diluted	$1.91	$1.85
Weighted average common shares: diluted	23,508,348	23,369,308

Our net sales for the nine month period ended December 26, 2015 increased 31.1% compared to the same period last fiscal year. Our aerospace markets increased 56.0% and the diversified industrial markets increased 0.6%.

Organic net sales decreased 6.0% compared to last year. Excluding a negative foreign exchange impact, organic net sales decreased 5.4%. Our aerospace markets decreased 1.6% and the diversified industrial markets decreased 10.0%. The decrease in aerospace sales was mainly due to the aerospace OEM markets. The decrease in industrial sales was mostly driven by energy and mining.

Net income for the nine months ended December 26, 2015 was $45.0 million compared to $43.3 million for the same period last year. Excluding the after tax impact of $3.4 million in costs associated with the acquisition, $4.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring and $0.1 million loss on extinguishment of debt, and offset by $0.2 million of favorable foreign exchange translation and $0.2 million of discrete tax benefit, net income would have been $53.6 million. Excluding the after tax impact of costs associated with the consolidation and restructuring of facilities, net income would have been $46.9 million for the nine month period ended December 27, 2014.

Gross Margin

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Gross Margin	$53.5	$41.7	$11.8	28.5%
Gross Margin %	37.1%	39.2%

Gross margin increased $11.8 million or 28.5% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Excluding the unfavorable impact of $0.6 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $54.1 million for the third quarter of fiscal 2016. Organic gross margin as a percent of sales was 38.4% compared to 39.2% last year, mostly due to the unfavorable impact of product mix.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Gross Margin	$158.4	$125.2	$33.2	26.5%
Gross Margin %	36.4%	37.7%

Gross margin increased $33.2 million or 26.5% for the first nine months of fiscal 2016 compared to the same period last year. Excluding the unfavorable impact of $7.2 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $165.6 million. Organic gross margin as a percent of sales was 38.9% compared to 37.7% last year. Excluding the impact of the consolidation and restructuring of the U.K. facility of $3.7 million, gross margin would have been 38.9% last year.

Selling, General and Administrative

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

SG&A	$23.9	$19.3	$4.6	23.8%
% of net sales	16.5%	18.1%

SG&A decreased as a percentage of net sales to 16.5% in the third quarter of fiscal 2016 from 18.1% in the third quarter of fiscal 2015. SG&A expenses increased by $4.6 million to $23.9 million for the third quarter of fiscal 2016 compared to the same period last year. Excluding the impact of the Sargent acquisition of $4.3 million, the increase was primarily due to higher personnel expenses of $0.2 million and an increase in incentive stock compensation of $0.4 million offset by $0.3 million in expense reductions.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

SG&A	$72.5	$56.8	$15.7	27.7%
% of net sales	16.7%	17.1%

SG&A decreased as a percentage of net sales to 16.7% for the first nine months of fiscal 2016 from 17.1% for the same period last year. SG&A expenses increased by $15.7 million to $72.5 million for the first nine months of fiscal 2016 compared to the same period last year. Excluding the impact of the Sargent acquisition of $12.6 million, the increase was primarily due to higher personnel expenses of $1.7 million, an increase in incentive stock compensation of $1.0 million and professional expenses of $0.4 million.

Other, Net

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Other, net	$2.6	$1.8	$0.8	45.7%
% of net sales	1.8%	1.7%

Other operating expenses for the third quarter of fiscal 2016 totaled $2.6 million compared to $1.8 million for the same period last year. For the third quarter of fiscal 2016 other operating expenses were comprised of $2.5 million in amortization of intangibles and $0.1 million of other costs. Other operating expenses last year consisted primarily of due diligence expenses on investigating a large transformational acquisition target. The Company was not successful in winning the final bid in the auction process.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Other, net	$12.9	$5.3	$7.6	140.6%
% of net sales	3.0%	1.6%

Other operating expenses for the first nine months of fiscal 2016 totaled $12.9 million compared to $5.3 million for the same period last year. For the first nine months of fiscal 2016 other operating expenses were comprised of $6.6 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.0 million in integration and restructuring costs and $0.2 million in other costs. For the same period last year, other operating expenses were comprised of $2.8 million related to the consolidation of operations, $1.4 million of amortization of intangibles and $1.5 associated with acquisition activity offset by $0.4 million of other income.

Interest Expense, Net

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Interest expense, net	$2.2	$0.3	$1.9	677.1%
% of net sales	1.6%	0.3%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $2.2 million for the third quarter of fiscal 2016 compared to $0.3 million for the same period last year. The Company had total debt of $385.0 million at December 26, 2015 compared to $9.1 million at December 27, 2014.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Interest expense, net	$6.2	$0.8	$5.4	658.8%
% of net sales	1.4%	0.2%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $6.2 million for the first nine months of fiscal 2016 compared to $0.8 million for the same period last year.

Income Taxes

	Three Months Ended
	December 26, 2015	December 27, 2014

Income tax expense (benefit)	$7.8	$6.1
Effective tax rate with discrete items	31.5%	30.3%
Effective tax rate without discrete items	32.1%	33.7%

Income tax expense for the three month period ended December 26, 2015 was $7.8 million compared to $6.1 million for the three month period ended December 27, 2014. Our effective income tax rate for the three month period ended December 26, 2015 was 31.5% compared to 30.3% for the three month period ended December 27, 2014. The effective income tax rate for the three month period ended December 26, 2015 of 31.5% includes immaterial discrete expense of $0.2 million which is substantially comprised of the recognition of benefits for federal law changes. The effective income tax rate without discrete items for the three month period ended December 26, 2015 would have been 32.1%. The effective income tax rate for the three month period ended December 27, 2014 of 30.3% includes discrete benefits of $0.7 million which are comprised substantially of the reversal of unrecognized tax benefits associated with the expiration of statutes of limitation and the conclusion of state income tax audits as well as the recognition of interest on unrecognized tax positions and the recognition of benefits for federal law changes. The effective income tax rate without these discrete items would have been 33.7%.

	Nine Months Ended
	December 26, 2015	December 27, 2014

Income tax expense (benefit)	$21.9	$19.3
Effective tax rate with discrete items	32.7%	30.8%
Effective tax rate without discrete items	33.0%	33.5%

Income tax expense for the nine month period ended December 26, 2015 was $21.9 million compared to $19.3 million for the nine month period ended December 27, 2014. Our effective income tax rate for the nine month period ended December 26, 2015 was 32.7% compared to 30.8% for the nine month period ended December 27, 2014. The effective income tax rate for the nine month period ended December 26, 2015 of 32.7% includes immaterial discrete benefit of $0.2 million, comprised substantially of benefits from federal law changes, the reversals of unrecognized tax positions associated with the expiration of statutes of limitations and the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the nine month period ended December 26, 2015 would have been 33.0%. The effective income tax rate for the nine month period ended December 27, 2014 of 30.8% includes discrete benefits in the amount of $3.8 million which are substantially comprised of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility, along with the reversal of unrecognized tax benefits associated with the expiration of the statutes of limitation, the conclusion of state income tax audits, the recognition of interest on unrecognized tax positions, and the recognition of benefits for federal law changes. The effective income tax rate without these discrete items and without other associated consolidated and restructuring expenses pertaining to the Company’s U.K. manufacturing facility would have been 33.5%.

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

Plain Bearing Segment:

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$53.6	$53.8	$(0.2)	(0.3)%
Sales by recent acquisitions	10.6	—	10.6
Total net sales	$64.2	$53.8	$10.4	19.3%

Gross margin	$22.7	$20.3	$2.4	11.9%
Gross margin %	35.4%	37.7%

SG&A	$4.8	$4.8	$0.0	(0.3)%
% of segment net sales	7.4%	8.9%

Net sales increased $10.4 million or 19.3% for the three months ended December 26, 2015 compared to the same period last year. Our aerospace markets increased 34.5% and the diversified industrial markets decreased 11.5%. Organic net sales decreased 0.3% compared to last year. Our aerospace markets increased 6.1% and the diversified industrial market decreased 13.4%. The increase in aerospace sales was mainly due to the commercial aerospace aftermarket. The decrease in industrial sales was mostly driven by energy and mining.

Gross margin increased $2.4 million for the three months ended December 26, 2015 compared to the same period last year. Excluding the $3.8 million impact from the Sargent acquisition, the gross margin decrease of $1.4 million was mostly attributable to unfavorable product mix of $0.9 million, foreign exchange loss of $0.2 million and other costs of $0.3 million.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$166.3	$171.1	$(4.8)	(2.8)%
Sales by recent acquisitions	31.2	—	31.2
Total net sales	$197.5	$171.1	$26.4	15.4%

Gross margin	$75.4	63.5	11.9	18.6%
Gross margin %	38.2%	37.2%

SG&A	$16.2	$14.1	$2.1	14.3%
% of segment net sales	8.2%	8.3%

Net sales increased $26.4 million or 15.4% for the nine months ended December 26, 2015 compared to the same period last year. Our aerospace markets increased 25.1% and the diversified industrial markets decreased 5.8%. Organic net sales decreased 2.8% compared to last year. Our aerospace markets were basically flat and the diversified industrial markets decreased 8.9%. The decrease in industrial sales was mostly driven by energy and mining.

Excluding the $13.4 million impact from the Sargent acquisition (which included a $1.2 million negative purchase accounting adjustment), the gross margin decrease of $1.5 million was mostly attributable to the unfavorable impacts of product mix and pricing. As a percent of sales, gross margin was basically flat year over year.

Roller Bearing Segment:

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$26.3	$31.3	$(5.0)	(16.1)%
Sales by recent acquisitions	—	—	—
Total net sales	$26.3	$31.3	$(5.0)	(16.1)%

Gross margin	$11.5	$12.7	$(1.2)	(9.3)%
Gross margin %	43.8%	40.5%

SG&A	$1.5	$1.5	$0.0	(1.8)%
% of segment net sales	5.6%	4.8%

Net sales decreased $5.0 million or 16.1% for the three months ended December 26, 2015 compared to the same period last year. Our diversified industrial markets decreased 29.3% while our aerospace markets were flat. The decrease in industrial sales was primarily due to weakening demand mainly in energy and mining.

The Roller Bearings segment achieved a gross margin of $11.5 million, or 43.8%, in the three month period ended December 26, 2015 compared to $12.7 million, or 40.5%, in the comparable period in fiscal 2015. This increase in gross margin percentage was primarily due to the impact of cost efficiencies.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$84.0	$96.6	$(12.6)	(13.0)%
Sales by recent acquisitions	—	—	—
Total net sales	$84.0	$96.6	$(12.6)	(13.0)%

Gross margin	$35.8	$36.3	$(0.5)	(1.4)%
Gross margin %	42.6%	37.6%

SG&A	$4.5	$4.8	$(0.3)	(6.4)%
% of segment net sales	5.3%	4.9%

Net sales decreased $12.6 million or 13.0% over the first nine months of fiscal 2016. Our aerospace markets decreased 7.9% and the diversified industrial markets decreased 17.7%. The decrease in the aerospace markets was driven by a weak defense OEM market. The decrease in industrial sales was primarily driven by weak oil and gas markets as well as the mining sector.

The Roller Bearings segment achieved a gross margin of $35.8 million, or 42.6%, for the first nine months of fiscal 2016 compared to $36.3 million, or 37.6%, for the comparable period in fiscal 2015. Excluding the impact of the consolidation and restructuring of the U.K. facility of $3.7 million, gross margin would have been $40.0 million, or 41.4% for the first nine months of fiscal 2015. This increase in gross margin as a percent of sales was primarily due to cost efficiencies partially offset by unfavorable product mix.

Ball Bearing Segment:

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$12.8	$14.0	$(1.2)	(8.5)%
Sales by recent acquisitions	—	—	—
Total net sales	$12.8	$14.0	$(1.2)	(8.5)%

Gross margin	$5.2	$5.7	$(0.5)	(9.1)%
Gross margin %	40.5%	40.8%

SG&A	$1.4	$1.3	$0.1	1.7%
% of segment net sales	10.6%	9.6%

Net sales decreased $1.2 million or 8.5% for the third quarter of fiscal 2016 compared to the same period last year. Our aerospace markets decreased 21.8% while our diversified industrial markets were relatively flat. The 21.8% decrease in aerospace sales was primarily driven by the commercial aerospace OEM market.

Gross margin as a percent of sales decreased to 40.5% for the third quarter of fiscal 2016 compared to 40.8% for the same period last year. The decrease was primarily due to unfavorable product mix.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$38.8	$41.7	$(2.9)	(6.9)%
Sales by recent acquisitions	—	—	—
Total net sales	$38.8	$41.7	$(2.9)	(6.9)%

Gross margin	$15.7	$16.5	$(0.8)	(5.1)%
Gross margin %	40.4%	39.6%

SG&A	$4.1	$4.0	$0.1	3.9%
% of segment net sales	10.6%	9.5%

Net sales decreased $2.9 million or 6.9% for the first nine months of fiscal 2016 compared to the same period last year. Our aerospace markets decreased 12.1% while our diversified industrial market decreased 3.9%. The decrease in the aerospace markets was primarily driven by the commercial aerospace OEM market. The decrease in industrial sales was primarily due to energy and mining.

Gross margin decreased $0.8 million or 5.1% for the first nine months of fiscal 2016 compared to the same period last year. Gross margin as a percent of sales increased to 40.4% from 39.6% last year primarily due to pricing and product mix.

Engineered Products Segment:

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$7.6	$7.2	$0.4	6.2%
Sales by recent acquisitions	33.3	—	33.3
Total net sales	$40.9	$7.2	$33.7	471.6%

Gross margin	$14.1	$3.0	$11.1	378.2%
Gross margin %	34.5%	41.2%

SG&A	$5.3	$1.1	$4.2	395.4%
% of segment net sales	13.0%	15.0%

Net sales increased $33.7 million or 471.6% for the first nine months of fiscal 2016 compared to the same period last year. Our aerospace markets increased 2,234.2% while our diversified industrial markets increased 112.9%. Organic net sales decreased 6.2% compared to last year. Our aerospace markets increased 50.4% and the diversified industrial markets decreased 2.8%. The increase in aerospace sales was mainly due to the commercial aerospace distribution market. The decrease in industrial sales was mostly driven by energy and mining.

Excluding the $11.1 million impact from the Sargent acquisition (which included a $0.6 million negative purchase accounting adjustment), gross margin was flat year over year. As a percent of sales, organic gross margin decreased to 38.9% from 41.2% mainly due to unfavorable product mix.

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

Organic net sales	$22.8	$22.5	$0.3	1.5%
Sales by recent acquisitions	92.2	—	92.2
Total net sales	$115.0	$22.5	$92.5	411.9%

Gross margin	$31.6	$8.9	$22.7	256.1%
Gross margin %	27.5%	39.5%

SG&A	$13.4	$2.9	$10.5	358.0%
% of segment net sales	11.7%	13.1%

Net sales increased $92.5 million or 411.9% for the first nine months of fiscal 2016 compared to the same period last year. This included a $0.4 million negative foreign exchange impact. Our aerospace markets increased 1,835.5% while our diversified industrial markets increased 77.3%. Organic net sales increased 1.5% compared to last year. Our aerospace markets increased 30.7% and the diversified industrial markets decreased 5.4%. The increase in aerospace sales was mainly due to the commercial aerospace distribution market. The decrease in industrial sales was mostly driven by energy and mining.

Excluding the $23.5 million impact from the Sargent acquisition (which included a $6.0 million negative purchase accounting adjustment), the gross margin decrease of $0.8 million was mostly attributable to unfavorable product mix.

Corporate:

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

SG&A	$10.9	$10.6	$0.3	3.4%
% of total net sales	7.6%	9.9%

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change

SG&A	$34.4	$31.0	$3.4	10.8%
% of total net sales	7.9%	9.3%

Corporate SG&A increased for both the third quarter and first nine months of fiscal 2016 compared to the same periods last year. This was primarily due to an increase in stock compensation and headcount – related expenses.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of December 26, 2015, there was $187.5 million outstanding under the Revolver and $195.0 million outstanding under the Term Loan, offset by $6.2 million in debt issuance costs (original amount was $7.1 million).

The New Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of December 26, 2015, we were in compliance with all such covenants.

Our obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the New Credit Agreement.

Approximately $3.3 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs, and $225.0 million was utilized to finance the acquisition of Sargent. As of December 26, 2015, RBCA paid down $37.5 million of the Revolver and has the ability to borrow up to an additional $159.2 million under the Revolver. We also paid down $5 million of the Term Loan.

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

Amounts outstanding under the JP Morgan Credit Agreement generally bear interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based upon our consolidated ratio of net debt to adjusted EBITDA, measured at the end of each quarter. As of December 27, 2014, our margin is 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

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

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of December 26, 2015 was 7.8 million CHF, or $7.9 million.

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

As of December 26, 2015, we had cash and cash equivalents of $44.4 million of which approximately $29.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Cash Flows

Nine Month Period Ended December 26, 2015 Compared to the Nine Month Period Ended December 27, 2014

The following table summarizes our cash flow activities:

	FY16	FY15	$ Change
Net cash provided by (used in):
Operating activities	$61.8	$62.4	$(0.6)
Investing activities	(514.6)	(12.9)	(501.7)
Financing activities	371.1	(46.7)	417.8
Effect of exchange rate changes on cash	0.6	(4.7)	5.3
Decrease in cash and cash equivalents	$(81.1)	$(1.9)	$(79.2)

During fiscal 2016 we generated cash of $61.8 million from operating activities compared to generating cash of $62.4 million for fiscal 2015. The decrease of $0.6 million for fiscal 2016 was mainly a result of the addition of non-cash charges of $5.6 million and an increase in net income of $1.7 million offset by the unfavorable impacts of a net change in operating assets and liabilities of $7.9 million. The favorable impact of the non-cash charges of $5.6 was primarily due to increased amortization of intangibles of $5.2 million and impairment charges of $5.0 million in the second quarter of fiscal 2015 related to the consolidation of the U.K. facility. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of ($7.9) million for fiscal 2016 versus fiscal 2015 and $21.1 million for fiscal 2015 versus fiscal 2014.

	FY16	FY15
Cash provided by (used in):
Accounts receivable	$2.9	$5.7
Inventory	(8.3)	4.5
Prepaid expenses and other current assets	(1.0)	4.6
Other non-current assets	0.9	0.1
Accounts payable	(2.5)	(0.5)
Accrued expenses and other current liabilities	(6.9)	8.0
Other non-current liabilities	7.0	(1.3)
Total change in operating assets and liabilities:	$(7.9)	$21.1

During fiscal 2016, we used $514.6 million for investing activities as compared to $12.9 for fiscal 2015. The increase of cash used in investing activities of $501.7 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2016, we generated $371.1 million from financing activities compared to using $46.7 million for fiscal 2015. This increase in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $14.6 million for the nine month period ended December 26, 2015. In addition, we expect to make additional capital expenditures of $6.0 to $8.0 million during fiscal 2016 in connection with our existing business. We expect to fund fiscal 2016 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of December 26, 2015:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$384,974	$9,797	$28,094	$341,544	$5,539
Operating leases	12,696	4,666	5,503	2,181	346
Interest on fixed rate debt	1,948	224	408	354	962
Interest on variable rate debt(2)	27,607	6,558	12,510	8,539	—
Pension and postretirement benefits	19,467	1,819	3,846	3,983	9,819
Total contractual cash obligations	$446,692	$23,064	$50,361	$356,601	$16,666

(1)	We cannot make a reasonably reliable estimate of when (or if) the unrecognized tax liability of $7.0 million, which includes interest and penalties, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at December 26, 2015.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2015 Annual Report, incorporated by reference in our fiscal 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2016.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% and 14% of our net sales were impacted by foreign currency fluctuations in the first nine months of fiscal 2016 and fiscal 2015, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 26, 2015, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 26, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2015, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our wholly owned subsidiary, RBC Aircraft Products, Inc. is a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC currently pending in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $2,986,089 was entered on April 9, 2013. Precise Machining & Manufacturing LLC subsequently filed a motion for judgment in its favor as a matter of law and a motion for a new trial. On May 5, 2014 the presiding judge surprisingly overturned the jury verdict and granted a motion for a new trial. RBC Aircraft Products, Inc. subsequently filed a motion for Certification of Judgment, which was unopposed by Precise Machining & Manufacturing LLC, which was granted on July 28, 2014 and allows RBC Aircraft Products, Inc. to immediately appeal the judges’ decision to overturn the jury verdict to the Second Circuit Court of Appeals. On November 10, 2015, the Second Circuit Court of Appeals issued a decision vacating the judges’ decision to overturn the jury verdict and remanded the case back to the United States District Court, District of Connecticut for retrial.

We expect to prevail in the retrial; however, as litigation is inherently unpredictable, there can be no assurance in this regard. Any monetary recovery from this lawsuit will be recognized only if and when it is received by the Company.

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 26, 2015. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 28, 2015.

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

Total share repurchases for the three months ended December 26, 2015 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/27/2015 – 10/24/2015	9,680	$60.98	9,680	$32,792
10/25/2015 – 11/21/2015	—	—	—	32,792
11/22/2015 – 12/26/2015	33,146	65.82	33,146	$30,610
Total	42,826	$64.73	42,826

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 4, 2016

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 4, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

