Form 10-K
period 2016-04-02
RBC Bearings INC
filed 2016-05-26
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2016

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 26, 2015 (based on the September 25, 2015 closing sales price of $58.50 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $1,370,643,300.

Number of shares outstanding of the registrant’s Class A Common Stock at May 18, 2016:

23,541,972 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 12, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past fifteen years, we have broadened our end markets, products, customer base and geographic reach. We currently have 37 facilities of which 33 are manufacturing facilities in five countries.

The Bearing and Engineered Products Industry

The bearing and engineered products industry is a fragmented multi-billion dollar market. Purchasers of bearings and engineered products include producers of commercial and military aircraft, submarine and vehicle equipment, oil and gas equipment and machinery manufacturers, industrial equipment and machinery manufacturers, construction machinery manufacturers and rail and train equipment manufacturers, mining and specialized equipment manufacturers.

Demand for bearings and precision components in the diversified industrial market are influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, aging of the existing commercial aircraft fleet, new aircraft build rates along with carrier traffic growth worldwide determines demand for our solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and engineered products.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing and engineered products, components, and applications. We classify our customers into two principal categories: industrial and aerospace. These principal end markets utilize a large number of both commercial and specialized bearings and engineered products. Although we provide a relatively small percentage of total bearing and engineered products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete and serve. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 18 “Reportable Segments.”

•	Industrial Market (34% of net sales for the fiscal year ended April 2, 2016)

We manufacture bearings and engineered products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, marine, rail and train, packaging, semiconductor machinery and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, Halliburton, Komatsu America, National Oilwell Varco, Newport News Shipbuilding and various aftermarket distributors including Applied Industrial, BDI Corporation, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial markets reduces our exposure to downturns in any one individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued manufacturing process improvements.

•	Aerospace Market (66% of net sales for the fiscal year ended April 2, 2016)

We supply bearings and engineered products for use in commercial, private and military aircraft and aircraft engines, guided weaponry, and vision and optical systems. We supply precision products for many of the commercial aircraft currently operating worldwide and are their primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters, missile systems, engines and satellites. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

We manufacture bearings and engineered products used by the U.S. Department of Defense and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Our bearings and engineered products are manufactured to conform to U.S. military specifications and are typically custom designed during the original product design phase, which often makes us the sole or primary supplier for the life of the product. In addition to products that meet military specifications, these customers often require precision products made of specialized materials to custom designs and specifications. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace customers include Airbus, Boeing, General Electric, Lockheed Martin, Safran, U.S. Department of Defense and various aftermarket distributors including National Precision Bearing, Wencor Group and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2016, 4.0% of our net sales were made directly, and we estimate that approximately an additional 18.0% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

Products

Bearings and engineered products are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads, and control of pressure and flows. We design, manufacture and market a broad portfolio of bearings and engineered products. We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. Those operating segments with similar economic characteristics and that meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments.

The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products.

	Net Sales for the Fiscal Year Ended
Segment	April 2, 2016	March 28, 2015	March 29, 2014	Representative Applications
Plain Bearings	$270,534	$230,168	$223,099	• Aircraft engine controls and landing gear
	(45.3)%	(51.7)%	(53.3)%	• Missile launchers
				• Mining, energy, and construction equipment
Roller Bearings	$112,039	$128,702	$115,806	• Aircraft hydraulics
	(18.8)%	(28.9)%	(27.6)%	• Military and commercial truck chassis
				• Packaging machinery and gear pumps
Ball Bearings	$53,650	$56,464	$49,555	• Radar and night vision systems
	(8.9)%	(12.7)%	(11.8)%	• Airframe control and actuation
				• Semiconductor equipment
Engineered Products	$161,249	$29,944	$30,426	• Hydraulics, valves and fasteners
	(27.0)%	(6.7)%	(7.3)%	• Industrial gears, components and collets

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

Engineered Products. Engineered Products consist primarily of highly engineered hydraulics and valves, fasteners, precision mechanical components and machine tool collets. Engineered hydraulics and valves are used in aircraft and submarine applications and aerospace and defense aftermarket services. Precision mechanical components are used in all general industrial applications, where some form of movement is required. Machine tool collets are cone-shaped metal sleeves, used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations.

Product Design and Development

We produce specialized bearings and engineered products that are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers on a continual basis to develop bearing and engineered product solutions. The product development cycle can follow many paths which are dependent on the end market or sales channel. The process normally takes between 3-6 years from concept to sale depending upon the application and the market. A common route that is used for major OEM projects begins when our design engineers meet with their customer counterparts at the machine design conceptualization stage and work with them through the conclusion of the product development.

Often, at the early stage, a bearing design or engineered product concept is produced that addresses the expected demands of the application. Environmental demands are many but normally include load, stress, heat, thermal gradients, vibration, lubricant supply, pressure and flows, and corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing or engineered product design must perform reliably for a period of time specified by the customer's product objectives.

Once a bearing or engineered product is designed, a mathematical simulation is created to replicate the expected application environment and thereby allow optimization with respect to these design variables. Upon conclusion of the design and simulation phase, samples are produced and laboratory testing commences at one of our test laboratories. The purpose of this testing phase is not only to verify the design and the simulation model but also to allow further design improvement where needed. Finally, upon successful field testing by the customer, the product is ready for sale.

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer and to the aftermarket. We currently have in excess of 71,600 of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered product.

Manufacturing and Operations

Our manufacturing strategies are focused on product reliability, quality and service. Custom and standard products are produced according to manufacturing schedules that ensure maximum availability of popular items for immediate sale while carefully considering the economies of lot production and special products. Capital programs and manufacturing methods development are focused on quality improvement, production costs and service. A monthly review of product line production performance assures an environment of continuous attainment of profitability and quality goals.

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.5% of net sales should permit us to effectively meet demand levels for the foreseeable future.

Inventory Management. Our increasing emphasis on OEM service and the distributor/aftermarket sector has required us to maintain greater inventories of a broader range of products than the OEM market historically demanded. This requires a greater investment in working capital to maintain these levels. We operate an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels. In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume. Using this classification system, our primary goal is to maintain a sufficient supply of standard items while minimizing costs. In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements. This leads to more efficient utilization of manufacturing facilities and minimizes plant production changes while maintaining sufficient inventories to service customer needs.

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

We have developed our sales force through the hiring of sales personnel with prior industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings and engineered products that require local inventory and service. Our worldwide distributor network provides our customers with more than 4,600 points of sale for our products. We intend to continue to focus on building distributor sales volume.

The sale of our products is supported by a well-trained and experienced customer service organization. This organization provides customers with instant access to key information regarding their purchase and delivery requirements. We also provide customers with updated information through our website, and we have developed on-line integration with specific customers, enabling more efficient ordering and timely order fulfillment for those customers.

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in France and Switzerland. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Rexnord, PCC, Arkwin and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Product Line Breadth. Our products encompass an extraordinarily broad range of designs which often create a critical mass of complementary bearings and engineered products for our markets. This position allows many of our industrial and aerospace customers the ability for a single manufacturer to provide the engineering service and product breadth needed to achieve a series of OEM design objectives and/or aftermarket requirements. This ability enhances our value to the OEM considerably while strengthening our overall market position.

Service. Product design, performance, reliability, availability, quality and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service. Our customers have high expectations regarding product availability and quality, and the primary emphasis of our service efforts is to ensure the widest possible range of available products and delivering them on a timely basis.

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

Backlog

As of April 2, 2016, we had order backlog of $346.4 million compared to a backlog of $209.6 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their business to other suppliers.

Employees

We had 1,996 hourly employees and 1,281 salaried employees as of April 2, 2016, of whom 981 were employed in our international operations. As of April 2, 2016, 174 of our hourly employees were represented by unions in the U.S and 70 were represented by a union in Canada. We believe that our employee relations are satisfactory.

We are subject to four collective bargaining agreements covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey, Plymouth, Indiana, and Montreal, Canada plants. These agreements expire on January 31, 2018, June 30, 2017, October 30, 2018, and June 23, 2018, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 205 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 165 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

Regulation

Product Approvals. Essential to servicing the aerospace and defense markets is the ability to obtain product approvals. We have a substantial number of product approvals in the form of OEM approvals or Parts Manufacturer Approvals, or “PMAs,” from the FAA. We also have a number of active PMA applications in process. These approvals enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal years 2017 or 2018.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Weaknesses and cyclicality in any of the industries in which our customers operate;
•	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
•	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
•	Our ability to obtain and retain product approvals;
•	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
•	Our ability to acquire and integrate complementary businesses;
•	Unanticipated liabilities of acquired businesses, including Sargent;
•	Unexpected equipment failures, catastrophic events or capacity constraints;
•	The costs of defending, or the results of, new litigation;
•	Our ability to attract and retain our management team and other highly-skilled personnel;
•	Increases in interest rates;
•	Work stoppages and other labor problems for us and our customers or suppliers;
•	Limitations on our ability to expand our business;
•	Regulatory changes or developments in the U.S. and foreign countries;
•	Developments or disputes concerning patents or other proprietary rights;
•	Changes in accounting standards, policies, guidance, interpretation or principles;
•	Risks associated with operating internationally, including currency translation risks;
•	The operating and stock performance of comparable companies;
•	Investors’ perceptions of us and our industry;
•	General economic, geopolitical, industry and market conditions;
•	Changes in tax requirements (including tax rate changes and new tax laws);
•	Health care reform; and
•	Unforeseen developments in contingencies, such as litigation, could adversely affect our operating results and financial condition.

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

Risk Factors Related to Our Company

The bearing and engineered products industries are highly competitive, and competition could reduce our profitability or limit our ability to grow.

The global bearing and engineered products industries are highly competitive, and we compete with many U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens than us. We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearing and engineered products industries we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could result in a material reduction in our revenues and profitability.

The loss of a major customer could result in a material reduction in our revenues and profitability.

Our top ten customers generated 33% and 28% of our net sales during fiscal 2016 and fiscal 2015, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2016, 4.0% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 18.0% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 ("BCA"), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain significant reductions to the Department of Defense ("DOD") base budgets over a ten-year period ending in 2021. The BCA also provided for an automatic sequestration process, that impose additional cuts to the annual proposed DOD budgets continuing through 2021.

Although we cannot predict whether the automatic sequestration process will continue to proceed as set forth in the BCA or will be further modified by new or additional legislation, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DOD budget cuts. However, one or more of our programs could be reduced, extended, or terminated as a result of the U.S. Government's continuing assessment of priorities, which could significantly impact our operations.

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

Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the FAA to designated OEMs who are Production Approval Holders of FAA approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Regulations enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who currently sell their products to the Production Approval Holders, to sell products to the aftermarket. Our foreign sales may be subject to similar approvals or U.S. export control restrictions. We cannot assure you that we will not lose approvals for our products in the future. The loss or suspension of product approvals could result in lost sales and materially reduce our revenues and profitability. The repair and overhaul of aircraft parts and accessories throughout the world is highly regulated by government agencies, including the FAA. Our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA and other country government agencies which regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations.

The retirement of commercial aircraft could reduce our revenues.

Our repair and overhaul operations repair, overhaul and sell jet engine and aircraft components. If aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

As of April 2, 2016, approximately 12.2% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have four collective bargaining agreements, one agreement covering approximately 40 employees will expire in June 2017, one agreement covering approximately 93 employees will expire in January 2018, one agreement covering approximately 41 employees will expire in October 2018 and one agreement covering approximately 70 employees will expire in June 2018.

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

Over the past several years, as part of our strategic growth plans, we have typically acquired multiple businesses in any given year. Some of those acquisitions have been significant to our overall growth, such as the acquisition of Sargent in fiscal 2016. The full realization of the expected benefits and synergies of Sargent and other acquisitions will require integration over time of certain aspects of the manufacturing, engineering, administrative, sales and marketing and distribution functions of the acquired businesses, as well as some integration of information systems platforms and processes. Complete and successful integration of Sargent and other acquired businesses, and realization of expected synergies, can be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses, matching with our culture, the ability to retain and assimilate employees of the acquired business, the ability to retain customers and integrate customer bases, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions.

Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize all of the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits and synergies within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we initially expect. Future acquisitions may also result in potentially dilutive issuances of securities.

Our ability to realize anticipated benefits and synergies from the acquisitions may be affected by a number of factors, including: the use of more cash or other financial resources, and additional management time, attention and distraction, on integration and implementation activities than we expect, including restructuring and other exit costs; increases in other expenses related to an acquisition, which may offset any potential cost savings and other synergies from the acquisition; our ability to avoid labor disruptions or disputes in connection with any integration; the timing and impact of purchase accounting adjustments; difficulties in employee or management integration; and unanticipated liabilities associated with acquired businesses.

Any potential cost-saving opportunities may take at least several quarters following an acquisition to implement, and any results of these actions may not be realized for at least several quarters following implementation.

Businesses that we have acquired, such as Sargent, or that we may acquire in the future may have liabilities which are not known to us.

In certain cases we have assumed liabilities of other acquired businesses including Sargent, and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we could be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the risk of unforeseen business uncertainties or related possible liabilities. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing supply chain or customer relationships or order demand.

Goodwill and indefinite-lived tradename intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived tradename intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived tradename intangibles represent long-standing brands acquired in business combinations and assumed to have indefinite lives. We review goodwill and indefinite-lived tradename intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or indefinite-lived tradename intangibles would affect financial results and could have a material and adverse impact upon the market price of our common stock. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or indefinite-lived tradename intangibles is determined, our results of operations and financial condition could be materially and adversely affected.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, Poland, China and Canada. Of our 37 facilities, 8 are located outside the U.S., including 7 manufacturing facilities.

In fiscal 2016, 13% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss Franc as the functional currency, our French operation utilizes the Euro as the functional currency, our Polish operation utilizes the Polish Zloty as the functional currency and our Canadian operation utilizes the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of April 2, 2016, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $4.2 million as of April 2, 2016 and by $5.0 million as of March 28, 2015, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 12 “Pension Plans.”

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

As of April 2, 2016, we had an order backlog of $346.4 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Unforeseen developments in contingencies, such as litigation, could adversely affect our financial condition.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to their businesses involving alleged injuries arising out of the use of their products, exposure to hazardous substances, or patent infringement, employment matters, and commercial disputes. The defense of these lawsuits may require significant expenses and divert management’s attention, and we may be required to pay damages that could adversely affect our financial condition. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

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

Except for a $2.00 per common share special dividend paid on June 13, 2014, we have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we plan to apply earnings and excess cash, if any, to the expansion and development of the business. Thus, the return on your investment, if any, could depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use these facilities for manufacturing and product testing and development.

We own facilities in the following locations:

Tucson, Arizona	Delemont, Switzerland
Anjou, Quebec, Canada	Clayton, Georgia
Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Mielec, Poland
Middlebury, Connecticut	Bishopville, South Carolina
Oxford, Connecticut	Hartsville, South Carolina
Torrington, Connecticut	Westminster, South Carolina
Ball Ground, Georgia	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2018	Franklin, Indiana	May 31, 2019
Garden Grove, California	November 30, 2016	Reynosa, Mexico	February 28, 2021
Fountain Valley, California	November 30, 2019	Tecate, Mexico	January 31, 2019
Los Angeles, California	December 31, 2020	West Trenton, New Jersey	February 28, 2018
San Diego, California	October 1, 2016	Mentor, Ohio	January 31, 2023
Santa Fe Springs, California	November 30, 2018	Oklahoma City, Oklahoma	September 30, 2021
Shanghai, China	May 31, 2017	Horsham, Pennsylvania	April 14, 2018
Miami, Florida	February 16, 2019	Bishopville, South Carolina	January 31, 2020
Les Ulis, France	June 30, 2016	Hartsville, South Carolina	May 31, 2016
Hoffman Estates, Illinois	November 30, 2018	Grand Prairie, Texas	February 28, 2018

We have several small field offices located in various locations to support field sales operations.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand. Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our Wells Fargo Credit Agreement.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, including those discussed below, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

Our wholly owned subsidiary, RBC Aircraft Products, Inc. was a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $3.0 million was entered on April 9, 2013. Precise Machining & Manufacturing LLC subsequently filed a motion for judgment in its favor as a matter of law and a motion for a new trial. On May 5, 2014 the presiding judge surprisingly overturned the jury verdict as a matter of law and, in the alternative granted Precise a motion for a new trial on grounds not even requested by Precise. RBC Aircraft Products, Inc. subsequently filed a motion for Certification of Judgment, which was unopposed by Precise Machining & Manufacturing LLC, which was granted on July 28, 2014 and allowed RBC Aircraft Products, Inc. to immediately appeal the judges’ decision to overturn the jury verdict to the Second Circuit Court of Appeals (“Second Circuit”). RBC Aircraft Products, Inc. subsequently filed an appeal. On November 10, 2015 the Second Circuit reversed the District Court’s judgment in favor of Precise as a matter of law. However, the Second Circuit Court of Appeals remanded the case for a second trial giving deference to the District Court’s alternative holding that a second trial on liability was appropriate. On January 6, 2016 the District Court entered a pre-trial order tentatively scheduling a trial date on July 6, 2016. On May 20, 2016 RBC Aircraft Products, Inc. accepted an offer of judgement filed by Precise Machining and Manufacturing, LLC with the court on May 6, 2016 which as of May 20, 2016 resulted in a judgment to enter against Precise Machining and Manufacturing, LLC in the amount of $0.5 million inclusive of costs.

On October 5, 2007 SKF USA, Inc. (“SKF”) filed suit in Pennsylvania state court against Tyson Bearing Company, Inc. (now known as RBC Lubron Bearing Systems, Inc.) (“Tyson”) alleging that when Tyson vacated a facility in Glasgow, Kentucky on June 29, 2007, it breached an alleged five-year lease. SKF sought to recover approximately $3.8 million, including rent, prejudgment interest and attorney’s fees. After pending in the Pennsylvania court system for over nine years, a trial of the case was finally held during February, 2016. On February 17, 2016 the jury returned a verdict against Tyson in the amount of $1.0 million. Both SKF and Tyson filed post-trial motions.  The filing of post-trial motions is required to preserve appeal rights. Both motions were opposed. Tyson’s post-trial motion sought a judgment notwithstanding the verdict, arguing that as a matter of law, the Court should set aside the verdict since there was no signed overlease; SKF violated the Statute of Frauds and was unable to sublease the property to Tyson; and there was no legally enforceable sublease because there was no agreement between SKF and Tyson. SKF filed a post-trial motion seeking a new trial as to damages on the grounds that the damages awarded by the jury did not have a rational basis to SKF’s actual damages; and a post-trial request for an award for prejudgment interest. Tyson opposed SKF’s motion arguing the jury verdict is rational considering the conflicting evidence related to the contract documents for the base rent, additional rent, and shared expenses and prejudgment interest requires a definitive, ascertainable sum at a definite time and that is lacking given the jury verdict. Oral argument for the post-trial motions and request was held on April 19, 2016. The Court subsequently denied Tyson’s motion for a judgment notwithstanding the verdict as well as SKF’s motion for a new trial. The Court did award SKF $0.5 million in prejudgment interest. On May 18, 2016 Tyson and SKF entered into a confidential settlement with respect to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 2, 2016.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board normally for a term of one year and until the election of their successors. Our executive officers of the company as of May 18, 2016 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	70	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	56	2003	Director, Vice President, Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	58	2008	Vice President and General Manager
Richard J. Edwards	60	1996	Vice President and General Manager
Thomas J. Williams	64	2006	Corporate General Counsel and Secretary
Thomas M. Burigo	64	2006	Corporate Controller

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 18, 2016, there were 3 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$77.86	$69.40	$65.82	$56.68
Second Quarter	73.94	57.46	65.61	50.00
Third Quarter	72.20	57.33	66.68	51.96
Fourth Quarter	74.89	54.38	75.98	57.90

The last reported sale price of our common stock on the Nasdaq National Market on May 18, 2016 was $72.47 per share.

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

Total share repurchases for the three months ended April 2, 2016, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/27/2015 – 01/30/2016	239	$61.01	239	$30,596
01/31/2016 – 02/27/2016	—	—	—	30,596
02/28/2016 – 04/2/2016	114	$63.64	114	$30,588
Total	353	$61.86	353

During the fourth quarter of fiscal 2016, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from April 2, 2011 to April 2, 2016. Because of the diversity of our markets and products we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index is comprised of issuers with generally similar market capitalizations to that of the Company, and as permitted by regulation is included in the graph. Each line on the graph assumes that $100 was invested in our common stock on April 2, 2011 or in the respective indices at the closing price on April 2, 2011. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 2, 2016.

Comparison of Five-Year Cumulative Total Return*

Among RBC Bearings Incorporated, the Nasdaq Composite Index, and the Russell 2000 Small Cap Index

	April 2, 2011	March 31, 2012	March 30, 2013	March 29, 2014	March 28, 2015	April 2, 2016
RBC Bearings Incorporated	$100.00	$118.71	$130.11	$162.04	$201.03	$195.90
Nasdaq Composite Index	100.00	111.97	119.97	154.55	184.05	187.19
Russell 2000 Small Cap Index	100.00	99.44	115.65	141.83	154.74	141.51

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended April 2, 2016, March 28, 2015, March 29, 2014, March 30, 2013 and March 31, 2012 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$597,472	$445,278	$418,886	$403,051	$397,511
Cost of sales	378,694	275,138	254,089	250,122	256,931
Gross margin	218,778	170,140	164,797	152,929	140,580
Selling, general and administrative	98,721	75,908	71,969	65,751	61,303
Other, net	16,216	5,802	4,178	9,077	1,629
Operating income	103,841	88,430	88,650	78,101	77,648
Interest expense, net	8,722	1,055	1,019	868	1,045
Other non-operating expense (income)	334	2,820	(122)	(2,955)	624
Income before income taxes	94,785	84,555	87,753	80,188	75,979
Provision for income taxes	30,891	26,307	27,545	23,846	25,982
Net income	$63,894	$58,248	$60,208	$56,342	$49,997
Net income per common share:
Basic	$2.75	$2.52	$2.63	$2.52	$2.28
Diluted	$2.72	$2.49	$2.59	$2.47	$2.23
Weighted average common shares:
Basic	23,208,686	23,073,940	22,874,842	22,401,068	21,880,554
Diluted	23,508,418	23,385,061	23,244,241	22,810,793	22,390,914
Dividends per share	—	$2.00	—	—	—
Other Financial Data:
Capital expenditures	$20,864	$20,897	$28,920	$42,017	$17,841

	As of
	April 2,	March 28,	March 29,	March 30,	March 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,208	$125,455	$121,207	$114,480	$68,621
Working capital	340,640	383,366	374,725	326,953	270,434
Total assets	1,098,510	632,073	620,993	542,442	459,518
Total debt	363,696	9,198	10,447	10,300	1,041
Total stockholders' equity	620,947	549,433	538,452	462,195	385,815

(1)	Net sales were $597.5 million in fiscal 2016 compared to $445.3 million in fiscal 2015, an increase of $152.2 million. Net sales in fiscal 2016 included net sales of $172.6 million for Sargent Aerospace and Defense (“Sargent”) which was acquired in April 2015.

Net sales were $445.3 million in fiscal 2015 compared to $418.9 million in fiscal 2014, an increase of $26.4 million. Net sales in fiscal 2015 included net sales of $19.5 million for Climax Metal Products (“CMP”) and Turbine Components Inc. (“TCI”), which were acquired in August 2013 and October 2013, respectively

Net sales were $418.9 million in fiscal 2014 compared to $403.1 million in fiscal 2013, an increase of $15.8 million. Net sales in fiscal 2014 included net sales of $15.6 million for Western Precision Aero LLC (“WPA”), Climax Metal Products (“CMP”) and Turbine Components Inc. (“TCI”), which were acquired in March 2013, August 2013 and October 2013, respectively.

Net sales were $403.1 million in fiscal 2013 compared to $397.5 million in fiscal 2012, an increase of $5.6 million. Net sales in fiscal 2013 included net sales of $0.3 million for WPA.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. All references to “Notes” in this Item 7 refer to the “Notes to Consolidated Financial Statements” included in Item 8 of the Annual Report on Form 10-K.

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

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 37 facilities, of which 33 are manufacturing facilities in five countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy fiscal year 2016 had 53 weeks; fiscal 2015 and fiscal 2014 contained 52 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Engineered Products. Engineered Products consists of highly engineered hydraulics, fasteners, collets and precision components used in aerospace, marine and industrial applications

Purchasers of bearings and engineered products include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, energy, mining and specialized equipment manufacturers, marine products, automotive and commercial truck manufacturers. The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into sole-source relationships and long-term purchase agreements, through diversification across multiple market segments within the aerospace and industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision bearings and components through the following efforts:

•	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

•	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

•	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors, sales to OEMs for replacement products and aftermarket services. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

•	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 24 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

The following items highlight the most recent significant events:

•	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent for $500.0 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures sells, and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints, and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195.0 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent acquisition on April 24, 2015, we entered into a Credit Agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million term loan facility (the “Term Loan Facility”) and (b) a $350.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

•	In the second quarter of fiscal 2015, we reached a decision to consolidate the manufacturing capacity of the United Kingdom (U.K.) facility into our other manufacturing facilities. This decision was based on our intent to better align manufacturing abilities and product development.

•	In the third quarter of fiscal 2014, we acquired the net assets of TCI for approximately $3.9 million. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.

Outlook

We ended fiscal 2016 with a backlog of $346.4 million compared to $209.6 million for the same period last fiscal year. Our net sales increased 34.2% year over year due to a 59.6% growth in the aerospace markets and 2.9% in the industrial markets. We expect to see growth in the industrial markets resulting from the overall economic improvement of the general industrial markets and continued growth in aerospace tied to the aircraft build rates and positive movement in defense spending. Our internal goal is to grow our industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”) on a compounded basis.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of April 2, 2016, we had cash and cash equivalents of $39.2 million of which approximately $29.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Sources of Revenue

Revenue is generated primarily from sales of products to the industrial market and the aerospace markets. Sales are often made pursuant to sole-source relationships, long-term agreements and purchase orders with our customers. We recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the twelve months ended April 2, 2016, 2.1% of our total net sales was recognized under Ship-In-Place transactions.

Sales to the industrial market accounted for 34% of our net sales for the fiscal year ended April 2, 2016. Sales to the aerospace and defense markets accounted for 66% of our net sales for the same period.

Aftermarket sales of replacement parts for existing equipment platforms and aftermarket services represented approximately 46% of our net sales for fiscal 2016. We continue to develop our OEM relationships which have established us as a leading supplier on many important industrial, aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the diversified industrial sectors; one of our business strategies has been to increase the proportion of sales derived from this sector and from aerospace and defense. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 13% of our net sales were generated by our international facilities for fiscal 2016, compared to 16% for fiscal 2015. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 33% and 28% of our net sales in fiscal 2016 and fiscal 2015, respectively. Out of the 33% of net sales generated by our top ten customers during the fiscal year ended April 2, 2016, 20% of net sales were generated by our top four customers compared to 15% for the comparable period last fiscal year.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 12% to 25% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2016, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

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

Fiscal 2016 Compared to Fiscal 2015

Results of Operations

	FY16	FY15	$ Change	% Change
Organic net sales	$424.9	$445.3	$(20.4)	(4.6)%
Sales by recent acquisitions	172.6	—	172.6
Total net sales	$597.5	$445.3	$152.2	34.2%

Net income	$63.9	$58.2	$5.7	9.7%
Net income per common share: Diluted	$2.72	$2.49
Weighted average common shares: Diluted	23,508,418	23,385,061

Net sales increased $152.2 million or 34.2% for fiscal 2016 over fiscal 2015. This increase was mainly the result of a 59.6% increase in net sales to the aerospace markets combined with a 2.9% increase in industrial net sales of $3.0 million.

Organic net sales decreased 4.6% compared to the prior fiscal year. Excluding a negative foreign exchange impact, organic net sales decreased 3.9%. Our aerospace markets decreased 0.6% mainly driven by defense and the industrial markets decreased 9.5% mainly driven by oil and gas.

Net income increased by $5.7 million to $63.9 million for fiscal 2016 compared to fiscal 2015. Excluding the after tax impact of $3.4 million in costs and $4.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring, litigation reserve of $1.1 million and $0.1 million loss on extinguishment of debt offset $0.2 million of discrete tax benefit, net income would have been $73.8 million.

Gross Margin

	FY16	FY15	$ Change	% Change

Gross Margin	$218.8	$170.1	$48.7	28.6%
Gross Margin %	36.6%	38.2%

Gross margin increased $48.7 million or 28.6% for fiscal 2016 compared to the same period last fiscal year. Excluding the unfavorable impact of $7.2 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $226.0 million. Organic gross margin as a percent of net sales was 38.9% compared to an adjusted 39.0% last fiscal year.

Selling, General and Administrative

	FY16	FY15	$ Change	% Change

SG&A	$98.7	$75.9	$22.8	30.1%
% of net sales	16.5%	17.1%

SG&A decreased as a percentage of net sales to 16.5% in fiscal 2016 from 17.1% in fiscal 2015. SG&A expenses increased by $22.8 million to $98.7 million for fiscal 2016 compared to fiscal 2015. Excluding the impact of the Sargent acquisition of $17.7 million, the increase was primarily due to higher personnel expenses of $2.6 million, an increase in incentive stock compensation of $1.9 million, and increases in professional fees of $0.3 million and other miscellaneous expenses of $0.3 million.

Other Income (Expense)

	FY16	FY15	$ Change	% Change

Other, net	$16.2	$5.8	$10.4	179.5%
% of net sales	2.7%	1.3%

Other operating expenses for fiscal 2016 totaled $16.2 million compared to $5.8 million for fiscal 2015. For fiscal 2016 other operating expenses were comprised of $9.0 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.7 million litigation reserve, $1.0 million in integration and restructuring costs offset by other income of $0.6 million. For fiscal 2015 other operating expense primarily consisted of $2.8 million related to the consolidation and restructuring of the U.K. facility, $1.8 million of amortization of intangibles and $1.5 million associated with acquisition activity offset by other income of $0.3 million.

Interest Expense, Net

	FY16	FY15	$ Change	% Change

Interest expense	$8.7	$1.1	$7.6	726.7%
% of net sales	1.5%	0.2%

Interest expense, net, generally consists of interest charged on our Wells Fargo Credit Agreement, mortgage, and other borrowings, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $8.7 million for fiscal 2016 compared to $1.1 million for 2015.

Other Non-Operating Expense (Income)

	FY16	FY15	$ Change	% Change

Other non-operating expense (income)	$0.3	$2.8	($2.5)	(88.2)%
% of net sales	0.1%	0.6%

Other non-operating expense for fiscal 2015 totaled $2.8 million, consisting primarily of the negative impact of the removal of the foreign exchange cap of Swiss Francs 1.20 against the Euro.

Income Taxes

	FY16	FY15

Income tax expense	$30.9	$26.3
Effective tax rate with discrete items	32.6%	31.1%
Effective tax rate without discrete items	32.8%	33.8%

Income tax expense for fiscal 2016 was $30.9 million compared to $26.3 million for fiscal 2015. Our effective income tax rate for fiscal 2016 was 32.6% compared to 31.1% for fiscal 2015. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate. The effective income tax rate for fiscal 2016 of 32.6% includes discrete items of $0.2 million which are comprised substantially of unrecognized tax benefits associated with federal and state income tax audits closing, the expiration of statutes of limitations and an item associated with federal legislation reinstating the U.S. research credit. The effective income tax rate for fiscal 2016 without these discrete items would have been 32.8%. The effective income tax rate of 31.1% for fiscal 2015 includes discrete items in the amount of $5.5 million which are substantially comprised items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility and unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations. The effective income tax rate for fiscal 2015 without these discrete items would have been 33.8%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. In fiscal 2016 we integrated the Sargent businesses into our Plain Bearings and Engineered Products segments (see Notes 3 and 18). We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment. The presentation of segment net sales includes a reconciliation to adjust for the effects of any acquisitions made in fiscal 2016 and fiscal 2015.

Plain Bearing Segment:

	FY16	FY15	$ Change	% Change

Organic net sales	$228.2	$230.2	$(2.0)	(0.8)%
Sales by recent acquisitions	42.3	—	42.3
Total net sales	$270.5	$230.2	$40.3	17.5%

Gross margin	$103.5	$86.1	$17.4	20.3%
Gross margin %	38.3%	37.4%

SG&A	$21.0	$18.7	$2.3	12.1%
% of segment net sales	7.8%	8.1%

Net sales increased $40.3 million, or 17.5%, for fiscal 2016 compared to fiscal 2015. Excluding the $42.3 million impact of acquisition volume from Sargent, net sales decreased $2.0 million, or 0.8%, compared to fiscal 2015. The net sales decrease of $2.0 million for this segment was mostly attributable to a net sales increase to the aerospace sector of $2.5 million offset by a net sales decrease of $2.6 million to the industrial sector, driven mainly by oil and gas, general industrial distribution and an unfavorable foreign exchange impact of $1.9 million.

Gross margin increased $17.4 million for fiscal 2016 compared to fiscal 2015. Excluding the $18.5 million impact from the Sargent acquisition, the segment achieved a gross margin of $85.0 million for fiscal 2016, a decrease of $1.1 million, over fiscal 2015. The decrease in gross margin was primarily due to unfavorable foreign exchange of $0.6 million and product mix of $0.5 million.

Roller Bearing Segment:

	FY16	FY15	$ Change	% Change

Organic net sales	$112.0	$128.7	$(16.7)	(12.9)%
Sales by recent acquisitions	—	—	—
Total net sales	$112.0	$128.7	$(16.7)	(12.9)%

Gross margin	$47.5	$50.0	$(2.5)	(5.1)%
Gross margin %	42.4%	38.9%

SG&A	$6.0	$6.2	$(0.2)	(3.4)%
% of segment net sales	5.3%	4.8%

Net sales decreased $16.7 million, or 12.9%, compared to fiscal 2015. This decrease was attributable to net sales decreases to the industrial sector of $13.4 million mainly driven by oil and gas and general industrial markets and to the aerospace sector of $3.3 million mainly driven by defense.

The Roller Bearings segment achieved a gross margin of $47.5 million in fiscal 2016 compared to $50.0 million in fiscal 2015. Excluding the impact of the consolidation and restructuring of the U.K. facility of $3.7 million, gross margin would have been $53.7 million for fiscal 2015. The decrease in gross margin was primarily due to the impact of decreased volume of $3.9 million and product mix of $2.6 million offset by cost reductions of $0.3 million.

Ball Bearing Segment:

	FY16	FY15	$ Change	% Change

Organic net sales	$53.7	$56.5	$(2.8)	(5.0)%
Sales by recent acquisitions	—	—	—
Total net sales	$53.7	$56.5	$(2.8)	(5.0)%

Gross margin	$21.4	$22.5	$(1.1)	(5.1)%
Gross margin %	39.8%	39.9%

SG&A	$5.5	$5.3	$0.2	3.5%
% of segment net sales	10.3%	9.4%

Net sales decreased $2.8 million, or 5.0%, for fiscal 2016 compared to fiscal 2015. This decrease was attributable to net sales decreases to the industrial sector of $1.2 million due mainly to general industrial markets and to the aerospace and defense sector of $1.6 million.

Gross margin decreased $1.1 million or 5.1% for fiscal 2016 compared to fiscal 2015. The decrease was primarily due to the unfavorable impact of decreased volume and product mix of $1.1 million.

Engineered Products Segment:

	FY16	FY15	$ Change	% Change

Organic net sales	$30.9	$29.9	$1.0	3.5%
Sales by recent acquisitions	130.3	—	130.3
Total net sales	$161.2	$29.9	$131.3	438.5%

Gross margin	$46.5	$11.5	$35.0	301.9%
Gross margin %	28.9%	38.7%

SG&A	$19.6	$4.0	$15.6	388.6%
% of segment net sales	12.2%	13.4%

Net sales increased $131.3 million, or 438.5%, in fiscal 2016 compared to the same period last fiscal year. Our net sales to aerospace markets increased 1,894.8% while our net sales to industrial markets increased 88.6%. Organic net sales increased 3.5% compared to last fiscal year driven mainly by aerospace. Net sales to aerospace markets increased 40.1% offset by a decrease in net sales to industrial markets of 5.3%. The increase in aerospace net sales was mainly due to the commercial aerospace distribution market. The decrease in industrial sales was mostly driven by the general industrial markets.

Excluding the $35.1 million impact from the Sargent acquisition (which included a $7.2 million negative purchase accounting adjustment), the gross margin decrease of $0.1 million was mostly attributable to product mix.

Corporate:

	FY16	FY15	$ Change	% Change

SG&A	$46.6	$41.7	$4.9	11.9%
% of total net sales	7.8%	9.4%

Corporate SG&A increased $4.9 million or 11.9% for fiscal 2016 compared to fiscal 2015. This was primarily due to higher personnel-related expenses of $2.1 million, and increases in stock compensation of $1.9 million, professional fees of $0.4 million and miscellaneous expenses of $0.5 million.

Fiscal 2015 Compared to Fiscal 2014

Results of Operations

	FY15	FY14	$ Change	% Change
Net sales	$445.3	$418.9	$26.4	6.3%
Net income	$58.2	$60.2	$(2.0)	(3.3)%
Net income per common share: Diluted	$2.49	$2.59
Weighted average common shares: Diluted	23,385,061	23,244,241

Net sales increased $26.4 million or 6.3% for fiscal 2015 over fiscal 2014. The increase in net sales was mainly the result of an 11.9% increase in industrial sales and a 2.2% increase in aerospace and defense. Growth in industrial sales was driven by volume increases in construction, oil and gas, the general industrial markets, and the acquisition of CMP. The aerospace and defense increase was driven by commercial aircraft build rates.

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

Gross margin increased $0.9 million for fiscal 2015 compared to fiscal 2014. The increase of $0.9 million was primarily attributed to favorable impact in volume of $1.8 million offset by unfavorable impacts in product mix of $0.7 million and foreign exchange of $0.2 million. Excluding the impact of acquisitions of $0.1 million the segment achieved a gross margin of $86.0 million in fiscal 2015, or an increase of 1.0% over fiscal 2014.

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

Engineered Products Segment:

	FY15	FY14	$ Change	% Change

Organic net sales	$29.9	$30.4	$(0.5)	(1.6)%
Sales by recent acquisitions	—	—	—
Total net sales	$29.9	$30.4	$(0.5)	(1.6)%

Gross margin	$11.5	$12.7	$(1.2)	(9.0)%
Gross margin %	38.7%	41.8%

SG&A	$4.0	$4.0	—	0.7%
% of segment net sales	13.4%	13.1%

The Engineered Products segment is focused mainly on the sale of machine tool collets and precision components. During fiscal 2015 net sales decreased $0.5 million to $29.9 million from $30.4 million in fiscal 2014. This decrease was primarily attributable to net sale decreases to the aerospace and defense sector of $2.3 million offset by increases to the diversified industrial sector of $1.8 million.

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

Liquidity

As of April 2, 2016, we had cash and cash equivalents of $39.2 million of which approximately $29.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of April 2, 2016, there was $169.0 million outstanding under the Revolver and $192.5 million outstanding under the Term Loan, offset by $5.8 million in debt issuance costs (original amount was $7.1 million).

The New Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of April 2, 2016, we were in compliance with all such covenants.

Our obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the New Credit Agreement.

Approximately $3.3 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 2, 2016, RBCA has the ability to borrow up to an additional $177.7 million under the Revolver.

Prior Credit Facility

On November 30, 2010, we and RBCA terminated the previous KeyBank Credit Agreement and the related credit, security and ancillary agreements, and entered into a new credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provided RBCA with a $150.0 million five-year senior secured revolving credit facility which could be increased by up to $100.0 million, in increments of $25.0 million, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bore interest at the prime rate, or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on our consolidated ratio of net debt to adjusted EBITDA from time to time. As of March 28, 2015, our margin was 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement required us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 28, 2015, we were in compliance with all such covenants. The JP Morgan Credit Agreement allowed us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we complied with certain requirements and limitations of the credit agreement. The JP Morgan Credit Agreement was terminated and replaced by the New Credit Agreement discussed above.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it currently occupies and had been leasing, for 14.1 million CHF (approximately $15.0 million). Schaublin obtained a 20 year fixed rate mortgage for 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. As of April 2, 2016, the balance on this mortgage was 7.7 million CHF, or $8.0 million.

Cash Flows

Fiscal 2016 Compared to Fiscal 2015

The following table summarizes our cash flow activities:

	FY16	FY15	$ Change
Net cash provided by (used in):
Operating activities	$83.4	$71.8	$11.6
Investing activities	(520.1)	(17.9)	(502.2)
Financing activities	349.8	(46.0)	395.8
Effect of exchange rate changes on cash	0.7	(3.6)	4.3
(Decrease)/increase in cash and cash equivalents	$(86.2)	$4.3	$(90.5)

During fiscal 2016 we generated cash of $83.4 million from operating activities compared to $71.8 million for fiscal 2015. The increase of $11.6 million for fiscal 2016 was mainly the result of an increase in net income of $5.7 million and addition of non-cash charges of $7.5 million, offset by an unfavorable net change in operating assets and liabilities of $1.6 million.

The following chart summarizes the (unfavorable) favorable change in operating assets and liabilities of ($1.6) million for fiscal 2016 versus fiscal 2015 and $18.6 million for fiscal 2015 versus fiscal 2014.

	FY16	FY15
Cash provided by (used in):
Accounts receivable	$1.4	$4.0
Inventory	(12.0)	3.5
Prepaid expenses and other current assets	(5.3)	7.2
Other non-current assets	0.9	0.6
Accounts payable	(2.2)	2.5
Accrued expenses and other current liabilities	10.9	5.7
Other non-current liabilities	4.7	(4.9)
Total change in operating assets and liabilities:	$(1.6)	$18.6

During fiscal 2016, we used $520.1 million for investing activities as compared to $17.9 for fiscal 2015. The increase of cash used in investing activities of $502.2 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2016, we generated $349.8 million from financing activities compared to using $46.0 million for fiscal 2015. This increase in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014

In the fiscal year ended March 28, 2015 we generated cash of $71.8 million from operating activities compared to $48.0 million for fiscal 2014. The increase of $23.8 million for fiscal 2015 was mainly a result of the addition of non-cash charges of $7.2 million and a favorable net change in operating assets and liabilities of $18.6 million, offset by a decrease in net income of $2.0 million. The favorable impact of the non-cash charges was primarily due to the consolidation and restructuring of the U.K. facility for $5.0 million in the second quarter of fiscal 2015. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items

In fiscal 2015, we used $17.9 million for investing activities as compared to $47.1 million for fiscal 2014. The decrease of cash used in investing activities of $29.2 million is primarily attributable to the proceeds received on the sale of short-term investments of $2.4 million offset by acquisitions in fiscal 2014 of $17.6 million.

In fiscal 2015, we used $46.0 million for financing activities compared to providing $3.8 million for fiscal 2014. This increase was primarily attributable to the $46.0 million dividend paid to shareholders in the first quarter of fiscal 2015.

Capital Expenditures

Our capital expenditures in fiscal 2016 were $20.9 million. We expect to make capital expenditures of approximately $21.0 to $23.0 million during fiscal 2017 in connection with our existing business. We have funded our fiscal 2016 capital expenditures, and expect to fund fiscal 2017 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of April 2, 2016:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$369,512	$10,486	$33,471	$319,971	$5,584
Operating leases	15,629	5,451	7,411	2,103	664
Interest on debt(2)	28,852	7,016	13,263	7,624	949
Pension and postretirement benefits	19,055	1,826	3,788	3,895	9,546
Total contractual cash obligations	$433,048	$24,779	$57,933	$333,593	$16,743

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax benefits of $13.8 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at April 2, 2016.

Quarterly Results of Operations

	Quarter Ended
	Apr. 2, 2016	Dec. 26, 2015	Sept. 26, 2015	June 27, 2015	Mar. 28, 2015	Dec. 27, 2014	Sept. 27, 2014	June 28, 2014
	(Unaudited) (in thousands, except per share data)
Net sales	$162,252	$144,216	$148,696	$142,308	$113,417	$106,322	$112,555	$112,984
Gross margin	60,375	53,521	52,118	52,764	44,915	41,653	39,751	43,821
Operating income	30,829	27,052	23,599	22,361	25,333	20,589	18,297	24,211
Net income	$18,924	$17,047	$14,519	$13,404	$14,929	$14,051	$13,248	$16,020
Net income per common share:
Basic(1)(2)	$0.81	$0.73	$0.63	$0.58	$0.65	$0.61	$0.57	$0.70
Diluted(1)(2)	$0.81	$0.73	$0.62	$0.57	$0.64	$0.60	$0.57	$0.69

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the twelve months ended April 2, 2016, 2.1% of our total net sales was recognized under Ship-In-Place transactions.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The Company the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 74%. The fair value of the reporting units exceeds the carrying value by a minimum of 37% at each of the four reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 4.10% at March 29, 2014, to 3.40% at March 28, 2015 and April 2, 2016. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.00% in fiscal 2016 and fiscal 2015.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.40% to 2.40%) would have increased our pension expense for fiscal 2016 by approximately $0.4 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.40% to 4.40%) would have decreased our pension expense for fiscal 2016 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 6.00%) would have increased our pension expense for fiscal 2016 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 8.00%) would have reduced our pension expense for fiscal 2016 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of April 2, 2016 by 1.00% (from 3.40% to 2.40%) would have increased the projected benefit obligation of our pension plan by approximately $3.2 million. Increasing the discount rate assumption used to determine the funded status as of April 2, 2016 by 1.00% (from 3.40% to 4.40%) would have reduced the projected benefit obligation of our pension plan by approximately $2.7 million.

Our investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Our long-term target allocation of plan assets is 70% equity and 30% fixed income investments.

Stock-Based Compensation. We recognize compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period.

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	5.0	4.8	4.8
Risk-free interest rate	1.70%	1.60%	1.04%
Expected volatility	31.2%	33.2%	45.2%

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

Interest Rates. We have exposure to risk associated with interest rates on our short-term and long-term debt obligations entered into as part of our Sargent Aerospace & Defense acquisition on April 24, 2015. We entered into a new credit agreement (the “New Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 Term Loan and (b) a $350,000 Revolver and together with the Term Loan (the “Facilities”).

Amounts outstanding under our current credit agreement generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans.

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in fiscal 2016 compared to approximately 13% of our net sales in fiscal 2015. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of April 2, 2016, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at April 2, 2016 and March 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 26, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Stamford, Connecticut

May 26, 2016

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$39,208	$125,455
Accounts receivable, net of allowance for doubtful accounts of $1,324 in 2016 and $860 in 2015	102,351	76,651
Inventory	280,537	206,158
Deferred income taxes	—	12,492
Prepaid expenses and other current assets	6,861	4,628
Total current assets	428,957	425,384
Property, plant and equipment, net	184,744	141,649
Goodwill	267,259	43,439
Intangible assets, net of accumulated amortization of $22,165 in 2016 and $13,185 in 2015	207,252	12,028
Other assets	10,298	9,573
Total assets	$1,098,510	$632,073

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	April 2,	March 28,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,597	$23,459
Accrued expenses and other current liabilities	42,234	17,326
Current portion of long-term debt	10,486	1,233
Total current liabilities	88,317	42,018
Long-term debt, less current portion	353,210	7,965
Deferred income taxes	3,208	10,126
Other non-current liabilities	32,828	22,531
Total liabilities	477,563	82,640
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2016 and 2015; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2016 and 2015; issued and outstanding shares: 24,146,767 in 2016 and 23,833,185 in 2015	241	238
Additional paid-in capital	279,420	262,091
Accumulated other comprehensive income	(6,990)	(7,770)
Retained earnings	378,070	314,176
Treasury stock, at cost, 603,035 shares in 2016 and 439,864 shares in 2015	(29,794)	(19,302)
Total stockholders' equity	620,947	549,433
Total liabilities and stockholders' equity	$1,098,510	$632,073

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 2,	March 28,	March 29,
	2016	2015	2014
Net sales	$597,472	$445,278	$418,886
Cost of sales	378,694	275,138	254,089
Gross margin	218,778	170,140	164,797
Operating expenses:
Selling, general and administrative	98,721	75,908	71,969
Other, net	16,216	5,802	4,178
Total operating expenses	114,937	81,710	76,147
Operating income	103,841	88,430	88,650
Interest expense, net	8,722	1,055	1,019
Other non-operating expense (income)	334	2,820	(122)
Income before income taxes	94,785	84,555	87,753
Provision for income taxes	30,891	26,307	27,545
Net income	$63,894	$58,248	$60,208
Net income per common share:
Basic	$2.75	$2.52	$2.63
Diluted	$2.72	$2.49	$2.59
Weighted average common shares:
Basic	23,208,686	23,073,940	22,874,842
Diluted	23,508,418	23,385,061	23,244,241
Dividends per Share	—	$2.00	—

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Net income	$63,894	$58,248	$60,208
Pension and postretirement liability adjustments, net of taxes	465	(945)	982
Change in unrealized loss on investments, net of taxes	—	(260)	131
Foreign currency translation adjustments	315	(8,930)	4,721
Total comprehensive income	$64,674	$48,113	$66,042

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at March 31, 2013	23,277,928	233	234,151	(3,469)	241,734	(289,234)	(10,454)	462,195
Net income	—	—	—	—	60,208	—	—	60,208
Stock-based compensation	—	—	5,833	—	—	—	—	5,833
Exercise of equity awards	184,000	2	4,606	—	—	(28,583)	(1,788)	2,820
Change in net prior service cost and actuarial losses, net of taxes of $141	—	—	—	982	—	—	—	982
Issuance of restricted stock	62,100	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	1,562	—	—	—	—	1,562
Unrealized gain on investments, net of taxes of $87	—	—	—	131	—	—	—	131
Currency translation adjustments, net of tax benefit of $13	—	—	—	4,721	—	—	—	4,721
Balance at March 29, 2014	23,524,028	235	246,152	2,365	301,942	(317,817)	(12,242)	538,452
Net income	—	—	—	—	58,248	—	—	58,248
Dividends paid to shareholders	—	—	—	—	(46,014)	—	—	(46,014)
Stock-based compensation	—	—	8,339	—	—	—	—	8,339
Exercise of equity awards	198,077	3	4,456	—	—	(122,047)	(7,060)	(2,601)
Change in net prior service cost and actuarial losses, net of taxes of $564	—	—	—	(945)	—	—	—	(945)
Issuance of restricted stock	111,080	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	3,144	—	—	—	—	3,144
Unrealized gain on investments, net of tax benefit of $173	—	—	—	(260)	—	—	—	(260)
Currency translation adjustments, net of tax benefit of $48	—	—	—	(8,930)	—	—	—	(8,930)
Balance at March 28, 2015	23,833,185	238	262,091	(7,770)	314,176	(439,864)	(19,302)	549,433
Net income	—	—	—	—	63,894	—	—	63,894
Stock-based compensation	—	—	10,200	—	—	—	—	10,200
Exercise of equity awards	171,319	3	4,580	—	—	(163,171)	(10,492)	(5,909)
Change in net prior service cost and actuarial losses, net of taxes of $276	—	—	—	465	—	—	—	465
Issuance of restricted stock	142,263	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	2,549	—	—	—	—	2,549
Currency translation adjustments	—	—	—	315	—	—	—	315
Balance at April 2, 2016	24,146,767	$241	$279,420	$(6,990)	$378,070	(603,035)	$(29,794)	$620,947

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$63,894	$58,248	$60,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,807	13,206	13,063
Excess tax benefits from stock-based compensation	(2,549)	(3,144)	(1,562)
Deferred income taxes	(336)	1,044	364
Amortization of intangible assets	9,000	1,839	1,924
Amortization of deferred financing costs	1,333	325	325
Consolidation and restructuring charges	190	5,026	—
Stock-based compensation	10,200	8,339	5,833
Loss (gain) on disposition of assets	3	511	(31)
Gain on acquisition	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(619)	(2,005)	(5,990)
Inventory	(25,460)	(13,504)	(17,024)
Prepaid expenses and other current assets	(1,576)	3,738	(3,450)
Other non-current assets	(1,876)	(2,830)	(3,418)
Accounts payable	(2,756)	(534)	(2,986)
Accrued expenses and other current liabilities	14,246	3,391	(2,321)
Other non-current liabilities	2,859	(1,860)	3,040
Net cash provided by operating activities	83,360	71,790	47,975
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,864)	(20,897)	(28,920)
Purchase of short-term investments	—	—	(729)
Proceeds from sale or maturities of short-term investments	—	2,380	—
Acquisition of businesses, net of cash acquired	(500,000)	—	(17,568)
Proceeds from sale of assets	726	608	100
Net cash used in investing activities	(520,138)	(17,909)	(47,117)
Cash flows from financing activities:
Proceeds from revolving credit facility	225,000	—	—
Repayments of revolving credit facility	(56,000)	—	—
Proceeds from term loans	200,000	—	—
Repayments of term loans	(7,500)	—	—
Finance fees paid in connection with credit facility	(7,122)	—	—
Payments of notes payable	(1,229)	(500)	(505)
Repurchase of common stock	(10,492)	(7,060)	(1,788)
Exercise of stock options	4,583	4,459	4,608
Excess tax benefits from stock-based compensation	2,549	3,144	1,562
Dividends paid to shareholders	—	(46,014)	—
Other, net	—	(106)	(93)
Net cash provided by (used in) financing activities	349,789	(46,077)	3,784
Effect of exchange rate changes on cash	742	(3,556)	2,085
Cash and cash equivalents:
(Decrease)/increase during the year	(86,247)	4,248	6,727
Cash, at beginning of year	125,455	121,207	114,480
Cash, at end of year	$39,208	$125,455	$121,207

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2016, no one customer accounted for more than 10% of the Company’s net sales as compared to no more than 6% and 7% of the Company’s net sales in fiscal 2015 and 2014, respectively. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 18 “Reportable Segments.”

2.	Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“RAS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Avborne Accessory Group, Inc. (“AMS”), Schaublin Holdings S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska SP ZOO and RBC France SAS (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), RBC Aerocomponents (“RAC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2016 contained 53 weeks and 2015 and 2014 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the fiscal year ended April 2, 2016, 2.1% of the Company’s total net sales was recognized under Ship-In-Place transactions.

We also on occasion record deferred revenue on our balance sheet as a liability. Deferred revenue represents progress payments received, primarily from one customer, to cover purchases of raw materials per the terms of multi-year long term contracts. Revenue associated with these agreements is recognized in accordance with the criteria discussed above.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than 4% of accounts receivables at April 2, 2016 and March 28, 2015, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The Company uses the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 74%. The fair value of the reporting units exceeds the carrying value by a minimum of 37% at each of the four reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Deferred Financing Costs

Deferred financing costs are amortized on a straight line basis over the lives of the related credit agreements.

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

All derivatives are recorded in the consolidated balance sheets at their fair values. Changes in fair values of derivatives are recorded in each period in comprehensive income, since the derivative is designated and qualifies as a cash flow hedge. As of April 2, 2016, the Company held no derivatives.

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

Temporary differences relate primarily to the timing of deductions for depreciation, stock-based compensation, goodwill amortization relating to the acquisition of operating divisions, basis differences arising from acquisition accounting, pension and retirement benefits, and various accrued and prepaid expenses. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences are expected to reverse.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	April 2,	March 28,	March 29,
	2016	2015	2014
Net income	$63,894	$58,248	$60,208
Denominator:
Denominator for basic net income per common share—weighted-average shares	23,208,686	23,073,940	22,874,842
Effect of dilution due to employee stock options	299,732	311,121	369,399
Denominator for diluted net income per common share—adjusted weighted-average shares	23,508,418	23,385,061	23,244,241
Basic net income per common share	$2.75	$2.52	$2.63
Diluted net income per common share	$2.72	$2.49	$2.59

At April 2, 2016, 443,250 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 28, 2015, 418,450 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 29, 2014, 193,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2016, 2015 and 2014 amounted to $8,660, $2,474, and $10,045, respectively. Net assets of the Company's foreign operations were $104,382 and $96,545 at April 2, 2016 and March 28, 2015, respectively.

On January 15, 2015, the Swiss National Bank, removed its three-year-old foreign exchange cap of Swiss Francs 1.20 against the Euro. The new exchange rate was approximately 1.02 at the end of fiscal March 2015. This change in rates has impacted the translation and remeasurement of the financial statements of our Swiss company, Schaublin S.A. Schaublin S.A. had approximately 16.0 million Euro deposits on their balance sheet. When Euro deposits are re-measured to the functional currency of Swiss Francs, the change in exchange rate is reflected in the income statement in other non-operating expense. Based on the exchange rate at the end of fiscal March 2015, the income statement had a negative impact of approximately $3.1 million in the fourth quarter, and was partially offset by a favorable impact of approximately $0.4 million in other comprehensive income on the balance sheet.

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

The financial assets and liabilities that are measured on a recurring basis in 2016 consist of the Company’s forward contracts and average rate options. The Company has measured the fair value of these forward contracts and average rate options using observable market inputs such as spot and forward rates (as provided by the financial institution with which these instruments has been executed). Based on these inputs, these instruments are classified as Level 2 of the valuation hierarchy. As of April 2, 2016, the Company held no forward contracts or average rate options.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, prepaids and other current assets, and accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company's borrowings under its Wells Fargo Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not changed.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2015	$(93)	$(7,677)	$(7,770)
Other comprehensive income before reclassifications	315	644	959
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Net current period other comprehensive income	315	465	780
Balance at April 2, 2016	$222	$(7,212)	$(6,990)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update (“ASU") No. 2016-09: "Improvements to Employee Share-Based Payment Accounting" which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") No. 2015-17 (Topic 740): "Balance Sheet Classification of Deferred Taxes". The FASB issued this ASU as part of its simplification initiative to reduce complexity in accounting standards. This ASU eliminates the current requirement that requires an organization to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations with a classified balance sheet are now required to classify each tax jurisdictions deferred tax assets and liabilities as noncurrent assets or noncurrent liabilities. This ASU will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has elected to early adopt this guidance prospectively during the fourth quarter of fiscal year 2016. Given that the Company elected prospective adoption, it did not reclassify prior year information to conform to the ASU.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This update requires the company to measure inventory using the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU applies to companies measuring inventory using methods other than the last-in, first-out (LIFO) and retail inventory methods, including but not limited to the first-in, first-out (FIFO) or average costing methods. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation - Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity with a fiscal year-end that doesn’t coincide with a month-end, to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year-end and apply that consistently from year to year. The practical expedient requires if a contribution or significant event occurs between the month-end date used to measure the defined benefit plan assets and an entity’s fiscal year end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. The Company has elected to adopt this guidance for the fiscal year ended April 2, 2016. The respective assets and liabilities associated with the defined benefit plans have been valued as of March 31, 2016, with no material impact on the Company’s consolidated financial statements.

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

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The preliminary price allocation resulted in goodwill of $223,888. The Company estimates a majority of goodwill will be deductible for United States income tax purposes. The allocation of purchase price is preliminary as the Company has not completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain liabilities. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The preliminary purchase price allocation for Sargent was as follows:

As of April 24, 2015
Current assets	$3,086
Trade receivables	24,100
Inventories	48,867
Property, plant and equipment	39,907
Intangible assets	203,700
Goodwill	223,888
Total assets acquired	543,548
Accounts payable	14,900
Liabilities assumed	28,648
Net assets acquired	$500,000

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

Included in the Company’s results of operations for the twelve months ended April 2, 2016 are revenues related to the Sargent acquisition of $172,547. Also, included for the twelve months ended April 2, 2016 is net income of $14,132. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for the twelve months ended April 2, 2016 of $6,096.

The following supplemental pro forma financial information presents the financial results for the twelve months ended April 2, 2016 and March 28, 2015, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Twelve Months Ended
	April 2,	March 28,
	2016	2015
Pro forma net sales	$605,846	$634,963
Pro forma net income	70,963	59,404

Basic earnings per share as reported	$2.75	$2.52
Pro forma basic earnings per share	3.06	2.57

Diluted earnings per share as reported	$2.72	$2.49
Pro forma diluted earnings per share	3.02	2.54

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

4.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 2, 2016	$860	$191	$308	($35)	$1,324
March 28, 2015	1,060	90	(72)	(218)	860
March 29, 2014	$1,719	297	105	(1,061)	$1,060

*Foreign currency and acquisition transactions.

5.	Inventory

Inventories are summarized below:

	April 2,	March 28,
	2016	2015
Raw materials	$36,632	$18,424
Work in process	73,761	50,243
Finished goods	170,144	137,491
	$280,537	$206,158

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 2,	March 28,
	2016	2015
Land	$18,309	$14,243
Buildings and improvements	80,770	70,242
Machinery and equipment	228,506	190,661
	327,585	275,146
Less: accumulated depreciation and amortization	142,841	133,497
	$184,744	$141,649

7.	Restructuring of Operations

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

8.	Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
March 28, 2015	$16,007	$20,641	$5,623	$1,168	$43,439
Acquisitions	—	56,570	—	167,318	223,888
Other	—	—	—	(68)	(68)
April 2, 2016	$16,007	$77,211	$5,623	$168,418	$267,259

Intangible Assets

		April 2, 2016		March 28, 2015
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$54,360	$4,488	$4,068	$2,372
Customer relationships and lists	24	113,409	8,784	9,017	4,349
Trade names	10	20,019	3,211	2,102	1,372
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,573	3,546	7,670	3,039
Domain names	10	437	342	437	299
Other	5	1,197	1,072	1,197	1,032
Non-amortizable repair station certifications	n/a	30,700	—	—	—
Total		$229,417	$22,165	$25,213	$13,185

Amortization expense for definite-lived intangible assets during fiscal year 2016, 2015 and 2014 was $9,000 $1,839, and $1,924, respectively. A gross carrying amount of $2,776 and related amortization of $1,469 was written off in the three month period ended September 27, 2014 due to the consolidation of the Company’s United Kingdom (“U.K.”) facility. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2017	$9,676
2018	9,554
2019	9,331
2020	9,224
2021	9,173
2022 and thereafter	129,594

9.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 2,	March 28,
	2016	2015
Employee compensation and related benefits	$12,306	$8,488
Taxes	8,173	3,393
Deferred Revenue	7,723	—
Workers Compensation	2,178	2,795
Software License	966	—
Legal	2,952	130
Other	7,936	2,520
	$42,234	$17,326

10.	Debt

New Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 Term Loan and (b) a $350,000 Revolver and together with the Term Loan (the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of April 2, 2016, there was $169,000 outstanding under the Revolver and $192,500 outstanding under the Term Loan, offset by $5,816 in debt issuance costs (original amount was $7,122).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of April 2, 2016, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3,290 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 2, 2016, RBCA has the ability to borrow up to an additional $177,710 under the Revolver.

Prior Credit Facility

On November 30, 2010, the Company entered into a credit agreement (the “JP Morgan Credit Agreement”) and related security and guaranty agreements with certain banks, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners. The JP Morgan Credit Agreement provided Roller Bearing Company of America, Inc. (“RBCA”), as borrower, with a $150,000 five-year senior secured revolving credit facility which can be increased by up to $100,000, in increments of $25,000, under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the JP Morgan Credit Agreement generally bore interest at the prime rate or LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin was based upon our consolidated ratio of net debt to adjusted EBITDA, measured at the end of this quarter. As of March 28, 2015, the Company’s margin was 0.5% for prime rate loans and 1.5% for LIBOR rate loans.

The JP Morgan Credit Agreement required the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.25 to 1; and (2) a consolidated fixed charge coverage ratio not to exceed 1.5 to 1. As of March 28, 2015 the Company was in compliance with all such covenants. The credit agreement allowed the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complied with certain requirements and limitations of the agreement. The JP Morgan Credit Agreement was terminated and replaced by the New Credit Agreement discussed above. $190 of debt issuance costs were written off upon termination.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of April 2, 2016 was 7,673 CHF, or $8,012.

The balances payable under all borrowing facilities are as follows:

	April 2,	March 28,
	2016	2015
Revolver and term loan facilities	$361,500	$—
Debt issuance cost	(5,816)	—
Other	8,012	9,198
Total debt	$363,696	$9,198
Less: current portion	10,486	1,233
Long-term debt	$353,210	$7,965

The current portion of long-term debt as of April 2, 2016 includes the current portion of the Schaublin mortgage. The current portion of long-term debt as of March 28, 2015 includes the current portion of the Schaublin mortgage and a $750 note payable relating to the AllPower acquisition.

The Company’s required future annual principal payments for the next five years are $10,486 for fiscal 2017, $14,236 for fiscal 2018, $19,236 for fiscal 2019, $24,236 for fiscal 2020, and $295,736 for fiscal 2021.

11.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	April 2,	March 28,
	2016	2015
Non-current pension liability	$4,186	$5,022
Other postretirement benefits	2,999	3,117
Non-current income tax liability	13,848	5,647
Deferred compensation	8,924	8,208
Other	2,871	537
	$32,828	$22,531

12.	Pension Plan

At April 2, 2016, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	April 2,	March 28,
	2016	2015
Cash and cash equivalents	$9,572	$9,925
U.S. equity mutual funds	8,296	8,509
Fixed income mutual funds	4,864	4,791
	$22,732	$23,225

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at April 2, 2016 and March 28, 2015:

	April 2,	March 28,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$28,247	$25,698
Service cost	272	265
Interest cost	920	1,007
Actuarial (gain)/loss	(1,009)	2,764
Benefits paid	(1,513)	(1,487)
Benefit obligation at end of year	$26,917	$28,247
Change in plan assets:
Fair value of plan assets at beginning of year	$23,225	$21,603
Actual return on plan assets	(231)	1,859
Employer contributions	1,250	1,250
Benefits paid	(1,513)	(1,487)
Fair value of plan assets at end of year	$22,731	$23,225

Underfunded status at end of year	$(4,186)	$(5,022)
Amounts recognized in the consolidated balance sheet:

Non-current assets	$—	$—
Non-current liabilities	(4,186)	(5,022)
Net liability recognized	$(4,186)	$(5,022)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$167	$233
Net actuarial loss	10,806	11,312
Accumulated other comprehensive loss	$10,973	$11,545
Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2017:
Prior service cost	$61
Net actuarial loss	1,343
Total	$1,404

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended April 2, 2016:

	Fiscal Year Ended
	April 2,	March 28,	March 29,
	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$272	$265	$287
Interest cost	920	1,007	991
Expected return on plan assets	(1,615)	(1,484)	(1,591)
Amortization of prior service cost	66	66	70
Amortization of losses	1,343	1,122	1,370
Net periodic benefit cost	$986	$976	$1,127

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2016	FY 2015	FY 2014
Discount rate	3.40%	4.10%	3.80%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.75%

The discount rate used in determining the funded status as of April 2, 2016 and March 28, 2015 was 3.40%.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2016:

2017	$1,603
2018	1,634
2019	1,667
2020	1,698
2021	1,713
2022-2026	8,498

Although no contributions are required for fiscal 2017, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 157 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2016, 2015 and 2014, the Company made contribution and premium payments equal to $861, $885 and $825, respectively.

The Company also has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $1,354, $576 and $733 in fiscal 2016, 2015 and 2014, respectively. The amount for fiscal 2014 included a $300 discretionary match made by the Company.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $214, $177 and $162 in fiscal 2016, 2015 and 2014, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at April 2, 2016 and March 28, 2015:

	April 2, 2016	March 28, 2015
Change in benefit obligation:
Benefit obligation at beginning of year	$3,330	$2,990
Service cost	54	50
Interest cost	107	115
Actuarial (gain) loss	(129)	329
Benefits paid	(140)	(154)
Benefit obligation at end of year	$3,222	$3,330
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	140	154
Benefits paid	(140)	(154)
Fair value of plan assets at end of year	$—	$—
(Under) funded status at end of year	$(3,222)	$(3,330)
Amounts recognized in the consolidated balance sheet:
Current liability	$(223)	$(213)
Non-current liability	(2,999)	(3,117)
Net liability recognized	$(3,222)	$(3,330)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$22	$25
Net actuarial loss	514	679
Accumulated other comprehensive loss	$536	$704
Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2017:
Prior service cost	$3
Net actuarial loss	28
Total	$31

	Fiscal Year Ended
	April 2,	March 28,	March 29,
	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$54	$50	$48
Interest cost	107	115	111
Prior service cost amortization	3	3	3
Amount of loss recognized	37	17	39
Net periodic benefit cost	$201	$185	$201

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.40% at April 2, 2016 and March 28, 2015. The discount rate used in determining the net periodic benefit cost was 3.40% for fiscal 2016, 4.10% for fiscal 2015, and 3.80% for fiscal 2014. To determine the postretirement net periodic benefit costs in fiscal 2016 and fiscal 2015 the RP-2014 mortality table was used and for fiscal 2014 the RP-2000 combined mortality table was used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2016:

2017	$223
2018	237
2019	250
2020	250
2021	234
2022-2026	1,048

14.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Domestic	$83,622	$79,374	$74,975
Foreign	11,163	5,181	12,778
	$94,785	$84,555	$87,753

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Current:
Federal	$26,281	$21,833	$22,835
State	1,960	809	1,292
Foreign	2,986	2,621	3,054
	31,227	25,263	27,181
Deferred:
Federal	(279)	379	694
State	342	630	(9)
Foreign	(399)	35	(321)
	(336)	1,044	364
Total	$30,891	26,307	$27,545

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Income taxes using U.S. federal statutory rate	$33,175	$29,594	$30,714
State income taxes, net of federal benefit	1,493	1,191	942
Domestic production activities deduction	(2,320)	(2,414)	(2,300)
Foreign rate differential	(1,321)	842	(1,739)
Worthless stock deduction	—	(4,100)	—
U.S. unrecognized tax positions	181	759	(295)
Other	(317)	435	223
	$30,891	$26,307	$27,545

Net deferred tax assets (liabilities) consist of the following:

	April 2, 2016	March 28, 2015
Deferred tax assets (liabilities):
Postretirement benefits	$1,111	$1,148
Employee compensation accruals	3,541	2,413
Net operating losses	431	423
Inventory	13,017	9,731
Stock compensation	6,357	5,289
Pension	1,549	1,868
State tax	1,672	1,450
Other	3,006	1,723
Total gross deferred tax assets	30,684	24,045
Valuation allowance	(580)	(538)
Total deferred tax assets	$30,104	$23,507

Deferred tax liabilities:
Property, plant and equipment	(16,746)	(14,200)
Intangible assets	(16,566)	(6,941)
Total deferred tax liabilities	(33,312)	(21,141)

Total net deferred tax assets (liabilities)	$(3,208)	$2,366

A valuation allowance has been recorded on certain foreign net operating losses, state credits and state net operating losses as it is more likely than not that these items will not be utilized. For the Company’s fiscal year ended April 2, 2016 the valuation allowance increased by $42 which pertained to an increase of state credits. For the Company’s fiscal year ended March 28, 2015 the valuation allowance decreased by $1,057 of which $1,104 pertained to a decrease of foreign net operating losses and $47 pertained to an increase of state credits and state net operating losses.

The Company has determined that its undistributed foreign earnings of approximately $84,524 at April 2, 2016 will be re-invested indefinitely based upon the need for cash in its foreign operations, potential foreign acquisitions and the Company's inability to remit cash back to the United States under its current foreign debt obligations.

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

At April 2, 2016, the Company has state net operating losses in different jurisdictions at varying amounts up to $7,418, which expire at various dates through 2036. At April 2, 2016, the Company has state credits in different jurisdictions at varying amounts up to $2,148 which will expire at various dates through 2031. At April 2, 2016, the Company has foreign credits in different jurisdictions at varying amounts up to $663 which will expire at various dates through 2036.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 29, 2014. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 30, 2013 was effectively settled in the Company’s first quarter fiscal 2016. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 31, 2011 was completed during fiscal 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
Balance, beginning of year	$5,514	$5,250	$5,892
Gross increases– tax positions taken during a prior period	248	(139)	768
Gross increases– tax positions taken during the current period..	8,745	1,805	853
Decreases due to settlement with taxing authorities	—	(954)	(1,182)
Decreases due to lapse of the applicable statute of limitations	(210)	(448)	(1,081)
Balance, end of year	$14,297	$5,514	$5,250

If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended April 2, 2016 and March 28, 2015 would affect the effective income tax rate.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a detriment of $182 of interest and penalties on its statement of operations for the fiscal years ended April 2, 2016 and a benefit of $20 of interest and penalties on its statement of operations for the fiscal year ended March 28, 2015. The Company has approximately $900 and $718 of accrued interest and penalties at April 2, 2016 and March 28, 2015, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 1, 2017 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to state credits and state tax, is estimated to be $269.

15.	Stockholders' Equity

Stock Option Plans

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

Stock Options. Under the 2005 Long-Term Incentive Plan, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. In the case of any incentive stock option, the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of April 2, 2016, there were outstanding options to purchase 748,300 shares of common stock granted under the 2005 Long-Term Incentive Plan, 513,400 of which were exercisable. There were 434,750 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 46,000 of which were exercisable.

Restricted Stock. Under the 2005 Long-Term Incentive Plan, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of April 2, 2016, there were 93,564 shares of restricted stock outstanding. Under the 2013 Long-Term Incentive Plan, there were 195,402 shares of restricted stock outstanding.

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

A summary of the status of the Company's stock options outstanding as of April 2, 2016 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 28, 2015	1,143,558	$42.24	4.4	$38,122
Awarded	211,500	72.35
Exercised	(171,758)	26.68
Forfeitures	(250)	58.00
Outstanding, April 2, 2016	1,183,050	$49.88	4.4	$28,118

Exercisable, April 2, 2016	559,400	$38.21	3.0	$19,823

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	5.0	4.8	4.8
Risk-free interest rate	1.70%	1.60%	1.04%
Expected volatility	31.2%	33.2%	45.2%

The weighted average fair value per share of options granted was $22.05 in fiscal 2016, $20.15 in fiscal 2015 and $20.76 in fiscal 2014.

As of April 2, 2016, there was $9,861 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.2 years. The total fair value of options that vested in fiscal 2016, 2015 and 2014 was $12,126, $14,350 and $9,570, respectively. The total intrinsic value of options exercised in fiscal 2016, 2015 and 2014 was $7,219, $8,045 and $6,954, respectively.

Of the total awards outstanding at April 2, 2016, 1,161,814 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $37.02, an intrinsic value of $42,561, and a weighted average contractual term of 4.4 years.

A summary of the status of the Company’s restricted stock outstanding as of April 2, 2016 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 28, 2015	253,384	$53.79
Granted	142,450	71.57
Vested	(106,681)	68.93
Forfeitures	(187)	52.34
Non-vested, April 2, 2016	288,966	$63.49

The Company recorded $4,044 (net of taxes of $2,396) in compensation in fiscal 2016 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $13,586 at April 2, 2016. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

16.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through January 2023, with rental expense aggregating $5,101, $3,444 and $3,377 in fiscal 2016, 2015 and 2014, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2016, 2015 and 2014 aggregated $1,606, $1,439 and $1,622, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2017	$5,451
2018	4,335
2019	3,077
2020	1,350
2021	754
2022 and thereafter	664

As of April 2, 2016, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2016, 2015 and 2014, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2017 or 2018.

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

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. Our wholly owned subsidiary, RBC Aircraft Products, Inc. was a plaintiff in a lawsuit against Precise Machining & Manufacturing LLC in the United States District Court, District of Connecticut’s Case Number 3:10 CV 878 (SRU). A jury award against Precise Machining & Manufacturing LLC and in favor of RBC Aircraft Products, Inc. in the amount of $2,986 was entered on April 9, 2013. Precise Machining & Manufacturing LLC subsequently filed a motion for judgment in its favor as a matter of law and a motion for a new trial. On May 5, 2014 the presiding judge surprisingly overturned the jury verdict as a matter of law and, in the alternative granted Precise a motion for a new trial on grounds not even requested by Precise. RBC Aircraft Products, Inc. subsequently filed a motion for Certification of Judgment, which was unopposed by Precise Machining & Manufacturing LLC, which was granted on July 28, 2014 and allowed RBC Aircraft Products, Inc. to immediately appeal the judges’ decision to overturn the jury verdict to the Second Circuit Court of Appeals (“Second Circuit”). RBC Aircraft Products, Inc. subsequently filed an appeal. On November 10, 2015 the Second Circuit reversed the District Court’s judgment in favor of Precise as a matter of law. However, the Second Circuit Court of Appeals remanded the case for a second trial giving deference to the District Court’s alternative holding that a second trial on liability was appropriate. On January 6, 2016 the District Court entered a pre-trial order tentatively scheduling a trial date on July 6, 2016. On May 20, 2016 RBC Aircraft Products, Inc. accepted an offer of judgement filed by Precise Machining and Manufacturing, LLC with the court on May 6, 2016 which as of May 20, 2016 resulted in a judgment to enter against Precise Machining and Manufacturing, LLC in the amount of $450 inclusive of costs.

On October 5, 2007 SKF USA, Inc. (“SKF”) filed suit in state court in Pennsylvania state court against Tyson Bearing Company, Inc. (now known as RBC Lubron Bearing Systems, Inc. (“Tyson”) alleging that when Tyson vacated a facility in Glasgow, Kentucky on June 29, 2007, it breached an alleged five-year lease. SKF sought to recover approximately $3,750, including rent, prejudgment interest and attorney’s fees. After pending in the Pennsylvania court system for over nine years, a trial of the case was finally held during February, 2016. On February 17, 2016 the jury returned a verdict against Tyson in the amount of $1,031. Both SKF and Tyson filed post-trial motions.  Oral argument for the post-trial motions and request was held on April 19, 2016. The Court subsequently denied Tyson’s motion for a judgment notwithstanding the verdict as well as SKF’s motion for a new trial. The Court did award SKF $450 in prejudgment interest. On May 18, 2016 Tyson and SKF entered into a confidential settlement with respect to this matter.

17.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Gain (loss) on impairment or disposition of assets	$—	$511	$(31)
Plant consolidation and restructuring costs	1,063	2,554	1,917
Acquisition costs	5,096	—	—
Provision for doubtful accounts	191	31	138
Amortization of intangibles	9,000	1,839	1,924
Other expense	866	867	230
	$16,216	$5,802	$4,178

18.	Reportable Segments

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

The Company has four reportable business segments, Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products, which are described below.

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

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Net External Sales
Plain	$270,534	$230,168	$223,099
Roller	112,039	128,702	115,806
Ball	53,650	56,464	49,555
Engineered Products	161,249	29,944	30,426
	$597,472	$445,278	$418,886
Gross Margin
Plain	$103,500	$86,058	$85,158
Roller	47,469	50,002	48,785
Ball	21,352	22,501	18,125
Engineered Products	46,457	11,579	12,729
	$218,778	$170,140	$164,797
Selling, General and Administrative Expenses
Plain	$21,008	$18,741	$17,923
Roller	5,958	6,169	6,892
Ball	5,512	5,326	4,511
Engineered Products	19,631	4,018	3,991
Corporate	46,612	41,654	38,652
	$98,721	$75,908	$71,969
Operating Income
Plain	$73,289	$67,032	$66,343
Roller	41,270	40,056	41,630
Ball	15,182	16,584	11,732
Engineered Products	26,970	7,639	8,968
Corporate	(52,870)	(42,881)	(40,023)
	$103,841	$88,430	$88,650
Total Assets
Plain	$628,531	$474,208	$441,770
Roller	286,418	234,377	207,676
Ball	55,675	50,074	44,119
Engineered Products	454,428	49,307	42,861
Corporate	(326,542)	(175,893)	(115,433)
	$1,098,510	$632,073	$620,993
Capital Expenditures
Plain	$5,984	$7,505	$15,990
Roller	4,239	5,433	3,894
Ball	1,457	2,333	1,424
Engineered Products	5,693	1,592	3,991
Corporate	3,491	4,034	3,621
	$20,864	$20,897	$28,920
Depreciation & Amortization
Plain	$9,145	$7,012	$6,742
Roller	4,008	2,933	3,392
Ball	1,790	1,706	1,799
Engineered Products	9,411	1,974	1,856
Corporate	1,453	1,420	1,198
	$25,807	$15,045	$14,987
Geographic External Sales
Domestic	$522,405	$374,820	$351,418
Foreign	75,067	70,458	67,468
	$597,472	$445,278	$418,886

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Geographic Long-Lived Assets
Domestic	$145,538	$112,519	$105,018
Foreign	39,206	29,130	32,136
	$184,744	$141,649	$137,154
Intersegment Sales
Plain	$3,973	$3,790	$3,807
Roller	18,874	19,618	17,794
Ball	2,475	2,244	1,976
Engineered Products	30,341	29,567	26,574
	$55,663	$55,219	$50,151

All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 2, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2016 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 2, 2016.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sargent Aerospace and Defense LLC, Sonic Industries, Inc., Avborne Accessory Group, Inc. and Sargent Aerospace Canada, Inc., which are included in the April 2, 2016 consolidated financial statements of RBC Bearings Incorporated and constituted $550.7 million and $513.3 million of total and net assets, respectively, as of April 2, 2016, and $172.6 million and $14.1 million of revenues and net income, respectively, for the year then ended.

The effectiveness of our internal control over financial reporting as of April 2, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sargent Aerospace and Defense LLC, Sonic Industries, Inc., Avborne Accessory Group, Inc. and Sargent Aerospace Canada, Inc., which are included in the April 2, 2016 consolidated financial statements of RBC Bearings Incorporated and constituted $550.7 million and $513.3 million of total and net assets, respectively, as of April 2, 2016, and $172.6 million and $14.1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of RBC Bearings Incorporated also did not include an evaluation of the internal control over financial reporting of Sargent Aerospace and Defense LLC, Sonic Industries, Inc., Avborne Accessory Group, Inc. and Sargent Aerospace Canada, Inc.

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of April 2, 2016 and March 28, 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended April 2, 2016, and our report dated May 26, 2016 expressed an unqualified opinion thereon.

.

/s/Ernst & Young LLP

Stamford, Connecticut
May 26, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 2, 2016 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 2, 2016 and March 28, 2015

Consolidated Statements of Operations for the years ended April 2, 2016, March 28, 2015, and March 29, 2014

Consolidated Statements of Comprehensive Income for the years ended April 2, 2016, March 28, 2015, and March 29, 2014

Consolidated Statements of Stockholders’ Equity for the years ended April 2, 2016, March 28, 2015, and March 29, 2014

Consolidated Statements of Cash Flows for the years ended April 2, 2016, March 28, 2015, and March 29, 2014

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated's Registration Statement on Form S-1, file No. 333-124824 (the "Registration Statement") dated August 8, 2005 is hereby incorporated by reference herein.

3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.

4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated's Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.

4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.

10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.

10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.

10.3	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.

10.4	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 is hereby incorporated by reference herein.

10.5	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.6	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.7	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.8	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.

10.9	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.

10.10	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.

10.11	Collective Bargaining Agreement effective February 1, 2013 between Heim Bearing division of Roller Bearing Company of America, Inc. and The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U. A. W., and Amalgamated Local 376, UAW filed as Exhibit 10.1 to Form 8-K dated December 10, 2012 is hereby incorporated by reference herein.

10.12	Amended and Restated Employment Agreement, effective April 1, 2013, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. filed as Exhibit 10.1 to Form 8 K dated July 2, 2013 is hereby incorporated by reference herein.

10.13	RBC Bearings Incorporated 2013 Long Term Incentive Plan (Amended and Restated as of August 21, 2013), filed as Exhibit 10.1 on Form 8-K dated August 21, 2013 is hereby incorporated by reference herein.

10.14	May 16, 2014 amendment to Credit Agreement, dated as of November 30, 2010 by and between the Company, RBCA, certain Lenders signatory thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners filed as Exhibit 10.1 on Form 8-K dated May 16, 2014 is hereby incorporated by reference herein.

10.15	Equity Purchase Agreement, dated March 26, 2015, by and between Roller Bearing Company of America, Inc. as Buyer, RBC Bearings Incorporated as Guarantor and Dover Corporation (Canada) Limited and Dover Engineered Systems, Inc. as Sellers filed as Exhibit 2.1 to Form 8-K dated March 26, 2015 is hereby incorporated by reference herein.

10.16	Credit Agreement, dated April 24, 2015, among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and various Lenders signatory thereto as filed as Exhibit 10.1 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.

10.17	Guarantee, dated April 24, 2015, by and between RBC Bearings Incorporated, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent as filed as Exhibit 10.2 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.

10.18	Security Agreement, dated April 24, 2015 by and between Roller Bearing Company of America, Incorporated, RBC Bearing Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors as filed as Exhibit 10.4 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.

10.19	Pledge Agreement, dated April 24, 2015, by and between Roller Bearing Company of America, Incorporated, RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors as filed as Exhibit 10.4 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 26, 2016

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 26, 2016

/s/ Thomas M. Burigo Thomas M. Burigo	Corporate Controller
Date: May 26, 2016

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 26, 2016

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 26, 2016

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 26, 2016

/s/ Dr. Thomas J. O’Brien Dr. Thomas J. O'Brien	Director
Date: May 26, 2016

/s/ MITCHELL I. Quain Mitchell I. Quain	Director
Date: May 26, 2016

/s/ EDWARD D. STEWART Edward D. Stewart	Director
Date: May 26, 2016

