Form 10-Q
period 2016-07-02
RBC Bearings INC
filed 2016-08-04
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                 ..

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

As of July 22, 2016, RBC Bearings Incorporated had 23,752,422 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	July 2, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,261	$39,208
Accounts receivable, net of allowance for doubtful accounts of $1,336 at July 2, 2016 and $1,324 at April 2, 2016	101,508	102,351
Inventory	284,341	280,537
Prepaid expenses and other current assets	8,003	6,861
Total current assets	431,113	428,957
Property, plant and equipment, net	184,799	184,744
Goodwill	268,080	267,259
Intangible assets, net of accumulated amortization of $24,380 at July 2, 2016 and $22,165 at April 2, 2016	203,894	207,252
Other assets	10,754	10,298

Total assets	$1,098,640	$1,098,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,493	$35,597
Accrued expenses and other current liabilities	42,616	42,234
Current portion of long-term debt	10,478	10,486
Total current liabilities	85,587	88,317
Deferred income taxes	3,431	3,208
Long-term debt, less current portion	333,330	353,210
Other non-current liabilities	31,522	32,828
Total liabilities	453,870	477,563

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at July 2, 2016 and April 2, 2016; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at July 2, 2016 and April 2, 2016; issued and outstanding shares: 24,331,242 at July 2, 2016 and 24,146,767 at April 2, 2016	243	241
Additional paid-in capital	289,822	279,420
Accumulated other comprehensive loss	(8,185)	(6,990)
Retained earnings	396,110	378,070
Treasury stock, at cost, 651,004 shares at July 2, 2016 and 603,035 shares at April 2, 2016	(33,220)	(29,794)
Total stockholders' equity	644,770	620,947
Total liabilities and stockholders' equity	$1,098,640	$1,098,510

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net sales	$154,579	$142,308
Cost of sales	97,328	89,544
Gross margin	57,251	52,764
Operating expenses:
Selling, general and administrative	25,796	23,725
Other, net	2,234	6,678
Total operating expenses	28,030	30,403
Operating income	29,221	22,361
Interest expense, net	2,293	1,711
Other non-operating (income) expense	118	606
Income before income taxes	26,810	20,044
Provision for income taxes	8,770	6,640
Net income	$18,040	$13,404
Net income per common share:
Basic	$0.77	$0.58
Diluted	$0.76	$0.57
Weighted average common shares:
Basic	23,320,579	23,162,560
Diluted	23,626,751	23,536,364

See accompanying notes.

4

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net income	$18,040	$13,404
Pension and postretirement liability adjustments, net of taxes	234	(227)
Foreign currency translation adjustments	(1,429)	1,705
Total comprehensive income	$16,845	$14,882

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$18,040	$13,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,527	3,895
Excess tax benefits from stock-based compensation	(2,971)	(1,379)
Deferred income taxes	505	948
Amortization of intangible assets	2,213	1,768
Amortization of deferred financing costs	356	265
Stock-based compensation	2,774	2,132
Other non-cash charges	(8)	257
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	622	(54)
Inventory	(3,850)	(3,266)
Prepaid expenses and other current assets	(1,116)	(3,048)
Other non-current assets	(452)	(1,095)
Accounts payable	(3,049)	1,063
Accrued expenses and other current liabilities	3,140	5,446
Other non-current liabilities	(1,519)	1,853
Net cash provided by operating activities	19,212	22,189

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,166)	(5,270)
Proceeds from sale of assets	10	4
Business acquisition	—	(500,000)
Net cash used in investing activities	(5,156)	(505,266)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	225,000
Repayments of revolving credit facility	(17,500)	—
Proceeds from term loans	—	200,000
Repayments of term loans	(2,620)	(124)
Finance fees paid in connection with credit facility	—	(7,122)
Exercise of stock options	4,659	1,273
Excess tax benefits from stock-based compensation	2,971	1,379
Repurchase of common stock	(3,426)	(2,182)
Net cash (used in) provided by financing activities	(15,916)	418,224

Effect of exchange rate changes on cash	(87)	960

Cash and cash equivalents:
Decrease during the period	(1,947)	(63,893)
Cash, at beginning of period	39,208	125,455
Cash, at end of period	$37,261	$61,562

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The April 2, 2016 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

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

The results of operations for the three month period ended July 2, 2016 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2017. The three month periods ended July 2, 2016 and June 27, 2015 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended July 2, 2016, 2.4% of the Company’s total net sales was recognized under Ship-In-Place transactions.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, issued by the FASB in May 2014. ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgement and make more estimates than under today’s guidance, such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The core principal of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740): "Balance Sheet Classification of Deferred Taxes". The FASB issued this ASU as part of its simplification initiative to reduce complexity in accounting standards. This ASU eliminates the current requirement that requires an organization to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations with a classified balance sheet are now required to classify all deferred tax assets and liabilities as noncurrent assets or noncurrent liabilities. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance prospectively during the fourth quarter of fiscal year 2016.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This ASU allows an acquirer in a business combination to account for measurement-period adjustments during the period in which it determines the amount of the adjustment. An acquirer would also need to capture in the current period any effect on earnings it would have recorded in previous periods if the accounting had been completed at the acquisition date. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this update effective with their interim period beginning June 28, 2015.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This update requires the company to measure inventory using the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU applies to companies measuring inventory using methods other than the last-in, first-out (LIFO) and retail inventory methods, including but not limited to the first-in, first-out (FIFO) or average costing methods. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2016	$222	$(7,212)	$(6,990)
Other comprehensive income (loss) before reclassifications (net of taxes)	(1,429)	—	(1,429)
Amounts reclassified from accumulated other comprehensive income (loss)	—	234	234
Net current period other comprehensive income (loss)	(1,429)	234	(1,195)
Balance at July 2, 2016	$(1,207)	$(6,978)	$(8,185)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 2, 2016	June 27, 2015

Net income	$18,040	$13,404

Denominator for basic net income per common share—weighted-average shares outstanding	23,320,579	23,162,560
Effect of dilution due to employee stock awards	306,172	373,804
Denominator for diluted net income per common share — weighted-average shares outstanding	23,626,751	23,536,364

Basic net income per common share	$0.77	$0.58

Diluted net income per common share	$0.76	$0.57

At July 2, 2016, 217,250 employee stock options have been excluded from the calculation of diluted earnings per share. At June 27, 2015, 190,250 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	July 2, 2016	April 2, 2016
Raw materials	$36,335	$36,632
Work in process	78,017	73,761
Finished goods	169,989	170,144
	$284,341	$280,537

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total

April 2, 2016	$16,007	$77,211	$5,623	$168,418	$267,259
Acquisition and valuation adjustments	—	2,386	—	(1,559)	827
Translation adjustments	—	—	—	(6)	(6)
July 2, 2016	$16,007	$79,597	$5,623	$166,853	$268,080

Intangible Assets

		July 2, 2016		April 2, 2016
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$54,384	$5,044	$54,360	$4,488
Customer relationships and lists	24	108,738	9,769	113,409	8,784
Trade names	10	20,029	3,699	20,019	3,211
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,567	3,710	8,573	3,546
Domain names	10	437	353	437	342
Other	5	1,197	1,083	1,197	1,072
		194,074	24,380	198,717	22,165
Non-amortizable repair station certifications	n/a	34,200	—	30,700	—
Total		$228,274	$24,380	$229,417	$22,165

Amortization expense for definite-lived intangible assets for the three periods ended July 2, 2016 and June 27, 2015 was $2,213 and $1,768, respectively. Estimated amortization expense for the remaining nine months of fiscal 2017, the five succeeding fiscal years and thereafter is as follows:

2017	$7,097
2018	9,369
2019	9,147
2020	9,039
2021	8,988
2022	8,873
2023 and thereafter	117,181

6. Debt

The balances payable under all borrowing facilities are as follows:

	July 2, 2016	April 2, 2016
Revolver and term loan facilities	$341,500	$361,500
Debt issuance costs	(5,460)	(5,816)
Other	7,768	8,012
Total debt	$343,808	$363,696
Less: current portion	10,478	10,486
Long-term debt	$333,330	$353,210

The Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into the credit agreement and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 Term Loan and (b) a $350,000 Revolver and together with the Term Loan ( the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of July 2, 2016, there was $151,500 outstanding under the Revolver and $190,000 outstanding under the Term Loan, offset by $5,460 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of July 2, 2016, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,490 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 2, 2016, RBCA has the ability to borrow up to an additional $195,210 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of July 2, 2016 was 7,556 CHF, or $7,768.

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

The effective income tax rates for the three month periods ended July 2, 2016 and June 27, 2015, were 32.7% and 33.1%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended July 2, 2016 of 32.7% includes discrete items of $215 primarily comprised of items associated with the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three month period ended July 2, 2016 would have been 33.5%. The effective income tax rate for the three month period ended June 27, 2015 of 33.1% includes immaterial discrete items of $101. The effective income tax rate without discrete items for the three month period ended June 27, 2015 would have been 33.6%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $142.

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

	Three Months Ended
	July 2, 2016	June 27, 2015
Net External Sales
Plain	$70,450	$65,677
Roller	27,834	30,580
Ball	13,710	12,819
Engineered Products	42,585	33,232
	$154,579	$142,308
Gross Margin
Plain	$26,554	$25,948
Roller	12,289	12,895
Ball	5,304	5,183
Engineered Products	13,104	8,738
	$57,251	$52,764
Selling, General & Administrative Expenses
Plain	$5,990	$5,483
Roller	1,441	1,490
Ball	1,462	1,368
Engineered Products	4,893	3,946
Corporate	12,010	11,438
	$25,796	$23,725
Operating Income
Plain	$19,763	$20,305
Roller	10,788	11,340
Ball	3,714	3,672
Engineered Products	6,947	2,560
Corporate	(11,991)	(15,516)
	$29,221	$22,361
Geographic External Sales
Domestic	$135,177	$122,980
Foreign	19,402	19,328
	$154,579	$142,308
Intersegment Sales
Plain	$1,213	$1,139
Roller	3,984	5,513
Ball	515	561
Engineered Products	7,517	8,111
	$13,229	$15,324

All intersegment sales are eliminated in consolidation.

9. Acquisitions

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

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The purchase price allocation resulted in goodwill of $224,715. The Company estimates a majority of goodwill will be deductible for United States income tax purposes.

The purchase price allocation for Sargent was as follows:

As of April 24, 2015
Current assets	$3,086
Trade receivables	24,100
Inventories	49,245
Property, plant and equipment	39,907
Intangible assets	202,500
Goodwill	224,715
Total assets acquired	543,553
Accounts payable	14,900
Liabilities assumed	28,653
Net assets acquired	$500,000

The valuation of the net assets acquired of $500,000 was classified as Level 3 in the valuation hierarchy. Level 3 inputs represent unobservable inputs for the asset or liability.

The components of intangible assets included as part of the Sargent acquisition was as follows:

	Weighted Average Amortization Period (Years)	Gross Value
Amortizable intangible assets
Customer relationships	25	$99,800
Product approvals	25	50,500
Trademarks and tradenames	10	18,000
		168,300
Non-amortizable intangible assets
Repair station certifications	-	34,200
Intangible assets		$202,500

Included in the Company’s results of operations for the three months ended July 2, 2016 and June 27, 2015 are revenues related to the Sargent acquisition of $45,536 and $34,003. Also, included for the three months ended July 2, 2016 and June 27, 2015 is net income of $3,332 and $3,825. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for the three months ended July 2, 2016 and June 27, 2015 of $0 and $4,788, respectively.

The following supplemental pro forma financial information presents the financial results for the three months ended July 2, 2016 and June 27, 2015, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Three Months Ended
	July 2, 2016	June 27, 2015
Pro forma net sales	$154,579	$150,682
Pro forma net income	18,294	16,665

Basic earnings per share as reported	$0.77	$0.58
Pro forma basic earnings per share	0.78	0.72

Diluted earnings per share as reported	$0.76	$0.57
Pro forma diluted earnings per share	0.77	0.71

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; and (x) we may not pay cash dividends in the foreseeable future; (y) retirement of commercial aircraft could reduce our revenues, and (z) we may not achieve satisfactory operating results in the integration of acquired companies. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 2, 2016. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 37 facilities, of which 33 are manufacturing facilities in five countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Purchasers of bearings and engineered products include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment such as missiles and radar systems, agricultural machinery manufacturers, construction, energy, mining, marine and specialized equipment manufacturers, marine products, automotive and commercial truck manufacturers. The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into sole-source relationships and long-term purchase agreements, through diversification across multiple market segments within the aerospace and defense and diversified industrial segments, by increasing sales to the aftermarket and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision engineered bearings and components through the following efforts:

•	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

•	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

•	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors and sales to OEMs for replacement products and aftermarket services. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

•	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

The following items highlight the most recent significant events:

•	In the first quarter of fiscal 2016, we acquired Sargent for $500.0 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195.0 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent acquisition on April 24, 2015, we entered into a Credit Agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million term loan facility (the “Term Loan Facility”) and (b) a $350.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

Outlook

Our net sales for the three month period ended July 2, 2016 increased 8.6% compared to the same period last fiscal year. Our aerospace markets increased 11.8% and the industrial markets increased 3.1%. Our backlog, as of July 2, 2016, was $352.6 million compared to $340.8 million as of June 27, 2015.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of July 2, 2016, we had cash and cash equivalents of $37.3 million of which approximately $31.1 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change
Total net sales	$154.6	$142.3	$12.3	8.6%

Net income	$18.0	$13.4	$4.6	34.6%

Net income per common share: diluted	$0.76	$0.57
Weighted average common shares: diluted	23,626,751	23,536,364

Our net sales for the three month period ended July 2, 2016 increased 8.6% compared to the same period last fiscal year. The increase in net sales was a result of an 11.8% increase in our aerospace markets and a 3.1% increase in the industrial markets. Organic net sales increased 2.6% compared to last year. Our aerospace markets increased 2.9% and the industrial markets increased 2.1%. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket and partly offset by lower defense activity. The increase in industrial sales was mostly driven by marine activity, partly offset by energy and distribution.

Net income for the first quarter of fiscal 2017 was $18.0 million compared to $13.4 million for the same period last year. Excluding the after tax impact of $0.3 million in costs associated with the acquisition offset by $0.2 million of discrete tax benefit, net income would have been $18.1 million. Excluding the after tax impact of $2.8 million in costs associated with the Sargent acquisition, $1.6 million in inventory purchases accounting associated with the Sargent acquisition, $0.5 million of costs associated with integration and restructuring, $0.3 million of unfavorable foreign exchange translation, and offset by $0.1 million of discrete tax benefits, net income for the first quarter of fiscal 2016 would have been $18.5 million.

Gross Margin

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Gross Margin	$57.3	$52.8	$4.5	8.5%
Gross Margin %	37.0%	37.1%

Gross margin increased $4.5 million, or 8.5%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Excluding the unfavorable impact of $0.4 million and $2.3 million of inventory purchase accounting, gross margin would have been $57.6 million for the first quarter of fiscal 2017 and $55.1 million for the first quarter of fiscal 2016, a 4.6 % increase.

Selling, General and Administrative

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

SG&A	$25.8	$23.7	$2.1	8.7%
% of net sales	16.7%	16.7%

SG&A expenses increased by $2.1 million to $25.8 million for the first quarter of fiscal 2017 compared to the same period last year. As a percentage of sales, SG&A was 16.7% for the first quarter of fiscal 2017 compared to 16.7% for the same period last year. Excluding the one month impact of the Sargent acquisition of $1.2 million, the increase was primarily due to higher incentive stock compensation of $0.6 million and other items of $0.3 million.

Other, Net

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Other, net	$2.2	$6.7	$(4.5)	(66.5)%
% of net sales	1.4%	4.7%

Other operating expenses for the first quarter of fiscal 2017 totaled $2.2 million compared to $6.7 million for the same period last year. For the first quarter of fiscal 2017 other operating expenses were comprised mainly of $2.2 million of amortization of intangible assets. Other operating expenses last year consisted primarily of $1.8 million of amortization of intangibles, $4.0 million of acquisition related costs, $0.8 million of integration and restructuring costs and $0.1 million of other items.

Interest Expense, Net

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Interest expense, net	$2.3	$1.7	$0.6	34.0%
% of net sales	1.5%	1.2%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $2.3 million for the first quarter of fiscal 2017 compared to $1.7 million for the same period last year. The Company had total debt of $343.8 million at July 2, 2016 compared to $427.4 million at June 27, 2015. Last year only had approximately two months of interest expense activity.

Income Taxes

	Three Months Ended
	July 2, 2016	June 27, 2015

Income tax expense (benefit)	$8.8	$6.6
Effective tax rate with discrete items	32.7%	33.1%
Effective tax rate without discrete items	33.5%	33.6%

Income tax expense for the three month period ended July 2, 2016 was $8.8 million compared to $6.6 million for the three month period ended June 27, 2015. Our effective income tax rate for the three month period ended July 2, 2016 was 32.7% compared to 33.1% for the three month period ended June 27, 2015. The effective income tax rate for the three month period ended July 2, 2016 of 32.7% includes immaterial discrete expense of $0.2 million which is substantially comprised of the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without discrete items for the three month period ended July 2, 2016 would have been 33.5%. The effective income tax rate for the three month period ended June 27, 2015 of 33.1% includes discrete benefits of $0.1 million. The effective income tax rate without these discrete items would have been 33.6%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. In fiscal 2016 we integrated the Sargent businesses into our Plain Bearings and Engineered Products segments (see Notes 8 and 9 of Notes to Unaudited Interim Consolidated Financial Statements). We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Total net sales	$70.5	$65.7	$4.8	7.3%

Gross margin	$26.6	$26.0	$0.6	2.3%
Gross margin %	37.7%	39.5%

SG&A	$6.0	$5.5	$0.5	9.2%
% of segment net sales	8.5%	8.3%

Net sales increased $4.8 million, or 7.3%, for the three months ended July 2, 2016 compared to the same period last year. The 7.3% increase was primarily driven by an increase of 10.3% in our aerospace markets offset by a decrease of 0.2% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket. The decrease in industrial sales was mostly driven by energy OEM. Organic net sales increased by 2.1% over the same period.

Gross margin as a percent of sales decreased to 37.7% for the first quarter of fiscal 2017 compared to 39.5% for the same period last year. The decrease was primarily due to unfavorable product mix.

Roller Bearing Segment:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Total net sales	$27.8	$30.6	$(2.8)	(9.0)%

Gross margin	$12.3	$12.9	$(0.6)	(4.7)%
Gross margin %	44.2%	42.2%

SG&A	$1.4	$1.5	$0.1	(3.3)%
% of segment net sales	5.2%	4.9%

Net sales decreased $2.8 million, or 9.0%, for the three months ended July 2, 2016 compared to the same period last year. Our industrial markets decreased 22.5% while our aerospace markets increased by 5.6%. The decrease in industrial sales was primarily due to weakening demand mainly in energy offset by our commercial aerospace markets.

Gross margin for the three months ended July 2, 2016 was $12.3 million, or 44.2% of sales, compared to $12.9 million, or 42.2%, in the comparable period in fiscal 2016. This increase in the gross margin percentage was primarily due to the impact of cost efficiencies and product mix.

Ball Bearing Segment:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Total net sales	$13.7	$12.8	$0.9	7.0%

Gross margin	$5.3	$5.2	$0.1	2.3%
Gross margin %	38.7%	40.4%

SG&A	$1.5	$1.4	$0.1	6.9%
% of segment net sales	10.7%	10.7%

Net sales increased $0.9 million, or 7.0%, for the first quarter of fiscal 2017 compared to the same period last year. Our aerospace markets decreased 5.5% while our industrial markets increased 13.7%. The 5.5% decrease in aerospace sales was primarily driven by the commercial aerospace OEM market, while the increase in industrial sales was a result of the industrial OEM and distribution mainly driven by semiconductor and general industrial markets.

Gross margin as a percent of sales decreased to 38.7% for the first quarter of fiscal 2017 compared to 40.4% for the same period last year. The decrease was primarily due to unfavorable product mix.

Engineered Products Segment:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

Total net sales	$42.6	$33.2	$9.4	28.1%

Gross margin	$13.1	$8.7	$4.4	50.0%
Gross margin %	30.8%	26.3%

SG&A	$4.9	$3.9	$1.0	24.0%
% of segment net sales	11.5%	11.9%

Net sales increased $9.4 million, or 28.1%, for the first three months of fiscal 2017 compared to the same period last year. Our aerospace markets increased 21.9% while our industrial markets increased 44.0%. The increase in aerospace sales was mainly due to the commercial aerospace OEM market. The increase in industrial sales was driven by marine activity. Organic net sales increased by 11.4% over the same period.

Gross margin as a percent of sales increased to 30.8% for the first quarter of fiscal 2017 compared to 26.3% for the same period last year. Excluding $0.3 million and $2.3 million of acquisition related costs incurred in the first quarter of fiscal 2017 and fiscal 2016, gross margin would have been 31.5% and 33.1% of sales respectively. This decrease is attributable to unfavorable product mix.

Corporate:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change

SG&A	$12.0	$11.4	$0.6	5.0%
% of total net sales	7.8%	8.0%

Corporate SG&A increased for the first quarter of fiscal 2017 compared to the same period last year. This was primarily due to an increase of $0.6 million in stock compensation expenses.

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

Liquidity

As of July 2, 2016, we had cash and cash equivalents of $37.3 million of which approximately $31.1 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

The Credit Facility

In connection with the Sargent acquisition on April 24, 2015, the Company entered into the Credit Agreement and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200 million Term Loan and (b) a $350 million Revolver and together with the Term Loan (the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus ½ of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of July 2, 2016, there was $151.5 million outstanding under the Revolver and $190.0 million outstanding under the Term Loan, offset by $5.5 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of July 2, 2016, we were in compliance with all such covenants.

Our obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the Credit Agreement.

Approximately $3.5 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 2, 2016, RBCA has the ability to borrow up to an additional $195.2 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of July 2, 2016 was 7.6 million CHF, or $7.8 million.

Cash Flows

Three Month Period Ended July 2, 2016 Compared to the Three Month Period Ended June 27, 2015

The following table summarizes our cash flow activities:

	FY17	FY16	$ Change
Net cash provided by (used in):
Operating activities	$19.2	$22.2	$(3.0)
Investing activities	(5.2)	(505.3)	500.1
Financing activities	(15.9)	418.2	(434.1)
Effect of exchange rate changes on cash	(0.1)	1.0	(1.1)
Decrease in cash and cash equivalents	$(2.0)	$(63.9)	$61.9

During fiscal 2017 we generated cash of $19.2 million from operating activities compared to generating cash of $22.2 million for fiscal 2016. The decrease of $3.0 million for fiscal 2017 was mainly a result of the unfavorable impact of the net change in operating assets and liabilities of $7.1 million and non-cash charges of $0.5 million offset by an increase in net income of $4.6 million. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by a decrease in the excess tax impact from stock-based compensation of $1.6 million offset by increased depreciation of $0.6 million and amortization of intangibles of $0.4 million.

The following chart summarizes the unfavorable change in operating assets and liabilities of $(7.1) million for fiscal 2017 versus fiscal 2016 and $(6.3) million for fiscal 2016 versus fiscal 2015.

	FY17	FY16
Cash provided by (used in):
Accounts receivable	$0.7	$(2.6)
Inventory	(0.6)	(0.1)
Prepaid expenses and other current assets	1.9	(4.8)
Other non-current assets	0.6	(0.3)
Accounts payable	(4.0)	1.9
Accrued expenses and other current liabilities	(2.3)	(2.6)
Other non-current liabilities	(3.4)	2.2
Total change in operating assets and liabilities:	$(7.1)	$(6.3)

During fiscal 2017, we used $5.2 million for investing activities as compared to $505.3 million for fiscal 2016. The decrease of cash used in investing activities of $500.1 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2017, we used $15.9 million from financing activities compared to generating $418.2 million for fiscal 2016. This decrease in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $5.2 million for the three month period ended July 2, 2016. In addition, we expect to make additional capital expenditures of $15.0 to $17.0 million during fiscal 2017 in connection with our existing business. We expect to fund fiscal 2017 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of July 2, 2016:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$349,268	$10,478	$35,956	$297,456	$5,378
Operating leases	18,427	4,377	8,643	3,682	1,725
Interest on debt(2)	31,133	6,809	16,002	7,428	894
Pension and postretirement benefits	19,055	1,826	3,788	3,895	9,546
Total contractual cash obligations	$417,883	$23,490	$64,389	$312,461	$17,543

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $13.8 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at July 2, 2016.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2016 Annual Report, incorporated by reference in our fiscal 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2017.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% and 11% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2017 and fiscal 2016, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of July 2, 2016, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2016, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

As reported in the Company’s Annual Report on Form 10-K for the period ended April 2, 2016, filed on May 26, 2016, the pending litigation involving Precise Machining and Manufacturing LLC was resolved on May 20, 2016, and the pending litigation involving SKF, USA was resolved on May 18, 2016.

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended July 2, 2016. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 2, 2016.

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

Total share repurchases for the three months ended July 2, 2016 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/3/2016 – 04/30/2016	3,709	$71.76	3,709	$30,322
05/1/2016 – 05/28/2016	1,351	71.61	1,351	30,225
05/29/2016 – 07/2/2016	42,909	71.37	42,909	$27,163
Total	47,969	$71.41	47,969

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 4, 2016

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	August 4, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

