Form 10-Q
period 2016-10-01
RBC Bearings INC
filed 2016-11-03
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016

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

As of October 20, 2016, RBC Bearings Incorporated had 23,754,826 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	October 1, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,462	$39,208
Accounts receivable, net of allowance for doubtful accounts of $1,326 at October 1, 2016 and $1,324 at April 2, 2016	103,942	102,351
Inventory	287,173	280,537
Prepaid expenses and other current assets	8,832	6,861
Total current assets	437,409	428,957
Property, plant and equipment, net	184,783	184,744
Goodwill	268,059	267,259
Intangible assets, net of accumulated amortization of $26,751 at October 1, 2016 and $22,165 at April 2, 2016	201,573	207,252
Other assets	11,692	10,298
Total assets	$1,103,516	$1,098,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,506	$35,597
Accrued expenses and other current liabilities	35,823	42,234
Current portion of long-term debt	11,729	10,486
Total current liabilities	83,058	88,317
Deferred income taxes	3,949	3,208
Long-term debt, less current portion	318,330	353,210
Other non-current liabilities	32,084	32,828
Total liabilities	437,421	477,563

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at October 1, 2016 and April 2, 2016; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at October 1, 2016 and April 2, 2016; issued and outstanding shares: 24,406,802 at October 1, 2016 and 24,146,767 at April 2, 2016	244	241
Additional paid-in capital	293,166	279,420
Accumulated other comprehensive loss	(8,328)	(6,990)
Retained earnings	414,338	378,070
Treasury stock, at cost, 652,405 shares at October 1, 2016 and 603,035 shares at April 2, 2016	(33,325)	(29,794)
Total stockholders' equity	666,095	620,947
Total liabilities and stockholders' equity	$1,103,516	$1,098,510

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$153,943	$148,696	$308,522	$291,004
Cost of sales	97,212	96,578	194,540	186,122
Gross margin	56,731	52,118	113,982	104,882
Operating expenses:
Selling, general and administrative	25,188	24,944	50,984	48,669
Other, net	1,989	3,575	4,223	10,253
Total operating expenses	27,177	28,519	55,207	58,922
Operating income	29,554	23,599	58,775	45,960
Interest expense, net	2,255	2,273	4,548	3,984
Other non-operating (income) expense	149	(596)	267	10
Income before income taxes	27,150	21,922	53,960	41,966
Provision for income taxes	8,922	7,403	17,692	14,043
Net income	$18,228	$14,519	$36,268	$27,923
Net income per common share:
Basic	$0.78	$0.63	$1.55	$1.20
Diluted	$0.77	$0.62	$1.53	$1.19
Weighted average common shares:
Basic	23,470,650	23,210,640	23,395,614	23,186,600
Diluted	23,712,717	23,495,285	23,670,000	23,516,537

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$18,228	$14,519	$36,268	$27,923
Pension and postretirement liability adjustments, net of taxes	233	(228)	467	(455)
Foreign currency translation adjustments	(376)	(3,380)	(1,805)	(1,675)
Total comprehensive income	$18,085	$10,911	$34,930	$25,793

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$36,268	$27,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,109	8,302
Excess tax benefits from stock-based compensation	(3,019)	(1,682)
Deferred income taxes	991	791
Amortization of intangible assets	4,590	4,170
Amortization of deferred financing costs	712	621
Stock-based compensation	5,952	4,628
Other non-cash charges	41	232
Gain on acquisition	(293)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,090)	4,068
Inventory	(5,720)	(9,481)
Prepaid expenses and other current assets	(1,937)	(3,946)
Other non-current assets	(1,527)	(20)
Accounts payable	(399)	(1,206)
Accrued expenses and other current liabilities	(3,943)	769
Other non-current liabilities	(1,222)	5,091
Net cash provided by operating activities	38,513	40,260

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,621)	(9,799)
Proceeds from sale of assets	16	40
Business acquisition	(651)	(500,000)
Net cash used in investing activities	(10,256)	(509,759)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	225,000
Repayments of revolving credit facility	(29,000)	(20,000)
Proceeds from term loans	—	200,000
Repayments of term loans	(5,000)	(5,000)
Payments of notes payable	(239)	(245)
Finance fees paid in connection with credit facility	—	(7,122)
Exercise of stock options	4,778	1,837
Excess tax benefits from stock-based compensation	3,019	1,682
Repurchase of common stock	(3,530)	(7,698)
Net cash (used in) provided by financing activities	(29,972)	388,454

Effect of exchange rate changes on cash	(31)	(333)

Cash and cash equivalents:
Decrease during the period	(1,746)	(81,378)
Cash, at beginning of period	39,208	125,455
Cash, at end of period	$37,462	$44,077

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

The results of operations for the three month period ended October 1, 2016 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2017. The three month periods ended October 1, 2016 and September 26, 2015 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended October 1, 2016, 2.3% of the Company’s total net sales was recognized under Ship-In-Place transactions.

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update (“ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, issued by the FASB in May 2014. ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgement and make more estimates than under today’s guidance, such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In February 2016, the FASB issued ASU No. 2016-02: “Leases.” The core principal of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, (Topic 740): "Balance Sheet Classification of Deferred Taxes". The FASB issued this ASU as part of its simplification initiative to reduce complexity in accounting standards. This ASU eliminates the current requirement that requires an organization to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations with a classified balance sheet are now required to classify all deferred tax assets and liabilities as noncurrent assets or noncurrent liabilities. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance prospectively during the fourth quarter of fiscal year 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This update requires the company to measure inventory using the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU applies to companies measuring inventory using methods other than the last-in, first-out (LIFO) and retail inventory methods, including but not limited to the first-in, first-out (FIFO) or average costing methods. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2016	$222	$(7,212)	$(6,990)
Other comprehensive income (loss) before reclassifications (net of taxes)	(1,805)	—	(1,805)
Amounts reclassified from accumulated other comprehensive income (loss)	—	467	467
Net current period other comprehensive income (loss)	(1,805)	467	(1,338)
Balance at October 1, 2016	$(1,583)	$(6,745)	$(8,328)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net income	$18,228	$14,519	$36,268	$27,923

Denominator for basic net income per common share—weighted-average shares outstanding	23,470,650	23,210,640	23,395,614	23,186,600
Effect of dilution due to employee stock awards	242,067	284,645	274,386	329,937
Denominator for diluted net income per common share — weighted-average shares outstanding	23,712,717	23,495,285	23,670,000	23,516,537

Basic net income per common share	$0.78	$0.63	$1.55	$1.20

Diluted net income per common share	$0.77	$0.62	$1.53	$1.19

At October 1, 2016, 400,750 employee stock options have been excluded from the calculation of diluted earnings per share. At September 26, 2015, 408,000 employee stock options and 73,850 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	October 1, 2016	April 2, 2016
Raw materials	$37,393	$36,632
Work in process	76,402	73,761
Finished goods	173,378	170,144
	$287,173	$280,537

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
April 2, 2016	$16,007	$77,211	$5,623	$168,418	$267,259
Acquisition and valuation adjustments	—	2,386	—	(1,559)	827
Translation adjustments	—	—	—	(27)	(27)
October 1, 2016	$16,007	$79,597	$5,623	$166,832	$268,059

Intangible Assets

		October 1, 2016		April 2, 2016
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$54,333	$5,604	$54,360	$4,488
Customer relationships and lists	24	108,742	10,921	113,409	8,784
Trade names	10	20,009	4,195	20,019	3,211
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,684	3,852	8,573	3,546
Domain names	10	437	364	437	342
Other	5	1,197	1,093	1,197	1,072
		194,124	26,751	198,717	22,165
Non-amortizable repair station certifications	n/a	34,200	—	30,700	—
Total		$228,324	$26,751	$229,417	$22,165

Amortization expense for definite-lived intangible assets for the six month periods ended October 1, 2016 and September 26, 2015 was $4,590 and $4,170, respectively. Estimated amortization expense for the remaining six months of fiscal 2017, the five succeeding fiscal years and thereafter is as follows:

2017	$4,815
2018	9,364
2019	9,143
2020	9,033
2021	8,982
2022	8,868
2023 and thereafter	117,168

6. Debt

The balances payable under all borrowing facilities are as follows:

	October 1, 2016	April 2, 2016
Revolver and term loan facilities	327,500	$361,500
Debt issuance costs	(5,104)	(5,816)
Other	7,663	8,012
Total debt	$330,059	$363,696
Less: current portion	11,729	10,486
Long-term debt	$318,330	$353,210

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of October 1, 2016, there was $140,000 outstanding under the Revolver and $187,500 outstanding under the Term Loan, offset by $5,104 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of October 1 2016, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,690 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of October 1, 2016, RBCA has the ability to borrow up to an additional $206,310 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of October 1, 2016 was 7,440 CHF, or $7,663.

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

The effective income tax rates for the three month periods ended October 1, 2016 and September 26, 2015, were 32.9% and 33.8%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities, and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended October 1, 2016 of 32.9% includes immaterial discrete items of $33. The effective income tax rate without discrete items for the three month period ended October 1, 2016 would have been 32.7%. The effective income tax rate for the three month period ended September 26, 2015 of 33.8% includes immaterial discrete items of $51. The effective income tax rate without discrete items for the three month period ended September 26, 2015 would have been 33.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $942.

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

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net External Sales
Plain	$68,835	$67,607	$139,285	$133,284
Roller	26,795	27,151	54,629	57,731
Ball	14,569	13,122	28,279	25,941
Engineered Products	43,744	40,816	86,329	74,048
	$153,943	$148,696	$308,522	$291,004
Gross Margin
Plain	$26,603	$26,763	$53,157	$52,711
Roller	11,496	11,355	23,785	24,250
Ball	5,183	5,292	10,487	10,475
Engineered Products	13,449	8,708	26,553	17,446
	$56,731	$52,118	$113,982	$104,882
Selling, General & Administrative Expenses
Plain	$5,825	$5,906	$11,815	$11,389
Roller	1,526	1,483	2,967	2,973
Ball	1,317	1,370	2,779	2,738
Engineered Products	4,413	4,176	9,306	8,122
Corporate	12,107	12,009	24,117	23,447
	$25,188	$24,944	$50,984	$48,669
Operating Income
Plain	$19,867	$20,784	$39,630	$41,089
Roller	10,406	9,724	21,194	21,064
Ball	3,724	3,775	7,438	7,447
Engineered Products	7,786	2,303	14,733	4,863
Corporate	(12,229)	(12,987)	(24,220)	(28,503)
	$29,554	$23,599	$58,775	$45,960
Geographic External Sales
Domestic	$135,240	$130,521	$270,417	$253,501
Foreign	18,703	18,175	38,105	37,503
	$153,943	$148,696	$308,522	$291,004
Intersegment Sales
Plain	$889	$977	$2,102	$2,116
Roller	4,264	5,182	8,248	10,695
Ball	326	486	841	1,047
Engineered Products	6,899	7,023	14,416	15,134
	$12,378	$13,668	$25,607	$28,992

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

Included in the Company’s results of operations for the three and six months ended October 1, 2016 are revenues related to the Sargent acquisition of $47,748 and $93,284, respectively. Also, included for the three and six months ended October 1, 2016 is net income of $5,251 and $8,583, respectively. Included in the Company’s results of operations for the three and six months ended September 26, 2015 are revenues related to the Sargent acquisition of $45,507 and $79,509, respectively. Also, included for the three and six months ended September 26, 2015 is net income of $1,407 and $5,232, respectively. There were no acquisition-related expenses for both the three and six months ended October 1, 2016. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for both the three and six months ended September 26, 2015 of $1,283 and $6,071, respectively.

The following supplemental pro forma financial information presents the financial results for the six months ended October 1, 2016 and September 26, 2015, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Six Months Ended
	October 1, 2016	September 26, 2015
Pro forma net sales	$308,522	$299,378
Pro forma net income	36,522	34,723

Basic earnings per share as reported	$1.55	$1.20
Pro forma basic earnings per share	1.56	1.50

Diluted earnings per share as reported	$1.53	$1.19
Pro forma diluted earnings per share	1.54	1.48

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

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 38 facilities, of which 34 are manufacturing facilities in six countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three month period ended October 1, 2016 increased 3.5% compared to the same period last fiscal year. Our aerospace markets increased 3.2% and the industrial markets increased 4.2%. Our backlog, as of October 1, 2016, was $341.8 million compared to $347.8 million as of September 26, 2015.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of October 1, 2016, we had cash and cash equivalents of $37.5 million of which approximately $31.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
Total net sales	$153.9	$148.7	$5.2	3.5%

Net income	$18.2	$14.5	$3.7	25.5%

Net income per common share: diluted	$0.77	$0.62
Weighted average common shares: diluted	23,712,717	23,495,285

Our net sales for the three month period ended October 1, 2016 increased 3.5% compared to the same period last fiscal year. The increase in net sales was a result of an 3.2% increase in our aerospace markets and a 4.2% increase in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM which was partly offset by lower defense and distribution activity. The increase in industrial sales was mostly driven by marine, mining, and semicon activity, partly offset by energy and light construction.

Net income for the second quarter of fiscal 2017 was $18.2 million compared to $14.5 million for the same period last year. Excluding the after tax impact of $0.2 of costs related to restructuring and discrete tax expense, net income for the second quarter of fiscal 2017 would have been $18.4 million. Excluding the after tax impact of $0.7 million in costs associated with the Sargent acquisition, $2.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.1 million of costs associated with integration and restructuring, $0.1 million of discrete tax expense offset by $0.4 million of favorable foreign exchange translation, net income for the second quarter of fiscal 2016 would have been $17.8 million.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
Total net sales	$308.5	$291.0	$17.5	6.0%

Net income	$36.3	$27.9	$8.4	29.9%

Net income per common share: diluted	$1.53	$1.19
Weighted average common shares: diluted	23,670,000	23,516,537

Net sales increased $17.5 million or 6.0% for the six month period ended October 1, 2016 over the same period last year. The increase in net sales was mainly the result of a 7.3% increase in aerospace sales and a 3.6% increase in industrial. The increase in aerospace sales was mostly attributable to an increase in commercial aerospace OEM offset by a decrease in aerospace distribution and defense. The increase in industrial sales was mostly attributable to an increase in marine, mining, and semicon activity partly offset by energy and light construction activity

Net income for the six months ended October 1, 2016 was $36.3 million compared to $27.9 million for the same period last year. Excluding the after tax impact of $0.3 million in costs associated with the acquisition and $0.1 million in cost related to restructuring offset by $0.2 million of discrete tax benefit, net income would have been $36.5 million. Excluding the after tax impact of $3.5 million in costs associated with the acquisition, $4.4 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring, and offset by $0.2 million of favorable foreign exchange translation, net income would have been $36.3 million for the six month period ended September 26, 2015.

Gross Margin

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Gross Margin	$56.7	$52.1	$4.6	8.9%
Gross Margin %	36.9%	35.1%

Gross margin increased $4.6 million, or 8.9%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This was mainly driven by higher sales during the current period.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Gross Margin	$114.0	$104.9	$9.1	8.7%
Gross Margin %	36.9%	36.0%

Gross margin increased $9.1 million or 8.7% for the first six months of fiscal 2017 compared to the same period last year. Excluding the unfavorable impact of $0.4 million and $6.6 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $114.4 million and $111.5 million for the six month period ended October 1, 2016 and September 26, 2015, an increase of 2.6%.

Selling, General and Administrative

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

SG&A	$25.2	$24.9	$0.3	1.0%
% of net sales	16.4%	16.8%

SG&A expenses increased by $0.3 million to $25.2 million for the second quarter of fiscal 2017 compared to the same period last year. This increase was mainly driven by $0.7 million of additional stock compensation expense partly offset by $0.4 million of personnel related expenses. As a percentage of sales, SG&A was 16.4% for the second quarter of fiscal 2017 compared to 16.8% for the same period last year.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

SG&A	$51.0	$48.6	$2.4	4.8%
% of net sales	16.5%	16.7%

SG&A decreased as a percentage of net sales to 16.5% for the first six months of fiscal 2017 from 16.7% for the same period last year. SG&A expenses increased by $2.4 million to $51.0 million for the first six months of fiscal 2017 compared to the same period last year. This increase is primarily due to $1.3 million of additional stock compensation and $1.1 million of additional personnel related expenses.

Other, Net

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Other, net	$2.0	$3.6	$(1.6)	(44.4)%
% of net sales	1.3%	2.4%

Other operating expenses for the second quarter of fiscal 2017 totaled $2.0 million compared to $3.6 million for the same period last year. For the second quarter of fiscal 2017 other operating expenses were comprised mainly of $2.4 million of amortization of intangible assets offset by $0.4 million of other income. Other operating expenses last year consisted primarily of $2.4 million in amortization of intangibles, $1.1 million of acquisition related costs, $0.2 million in integration and restructuring costs offset by $0.1 million of other income.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Other, net	$4.2	$10.3	$(6.1)	(58.8)%
% of net sales	1.4%	3.5%

Other operating expenses for the first six months of fiscal 2017 totaled $4.2 million compared to $10.3 million for the same period last year. For the first six months of fiscal 2017 other operating expenses were comprised mainly of $4.6 million in amortization of intangibles offset by $0.4 million of other income. For the first six months of fiscal 2016 other operating expenses were comprised primarily of $4.2 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.0 million of integrations and restructuring costs.

Interest Expense, Net

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Interest expense, net	$2.3	$2.3	$0.0	(0.8)%
% of net sales	1.5%	1.5%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $2.3 million for the second quarter of fiscal 2017 compared to $2.3 million for the same period last year. The Company had total debt of $330.1 million at October 1, 2016 compared to $402.3 million at September 26, 2015.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Interest expense, net	$4.5	$4.0	$0.5	14.2%
% of net sales	1.5%	1.4%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $4.5 million for the first six months of fiscal 2017 compared to $4.0 million for the same period last year. For the first six months of fiscal 2017 interest expense, net consisted of interest expense of $3.8 million and deferred debt fees of $0.7 million.

Income Taxes

	Three Months Ended
	October 1, 2016	September 26, 2015

Income tax expense (benefit)	$8.9	$7.4
Effective tax rate with discrete items	32.9%	33.8%
Effective tax rate without discrete items	32.7%	33.5%

Income tax expense for the three month period ended October 1, 2016 was $8.9 million compared to $7.4 million for the three month period ended September 26, 2015. Our effective income tax rate for the three month period ended October 1, 2016 was 32.9% compared to 33.8% for the three month period ended September 26, 2015. The effective income tax rate for the three month period ended October 1, 2016 of 32.9% includes immaterial discrete expense items. The effective income tax rate without discrete items for the three month period ended October 1, 2016 would have been 32.7%. The effective income tax rate for the three month period ended September 26, 2015 of 33.8% includes immaterial discrete expense of $0.1 million. The effective income tax rate without discrete items for the three month period ended September 26, 2015 would have been 33.5%.

	Six Months Ended
	October 1, 2016	September 26, 2015

Income tax expense (benefit)	$17.7	$14.0
Effective tax rate with discrete items	32.8%	33.5%
Effective tax rate without discrete items	33.1%	33.6%

Income tax expense for the six month period ended October 1, 2016 was $17.7 million compared to $14.0 million for the six month period ended September 26, 2015. Our effective income tax rate for the six month period ended October 1, 2016 was 32.8% compared to 33.5% for the six month period ended September 26, 2015. The effective income tax rate for the six month period ended October 1, 2016 of 32.8% includes immaterial discrete benefit of $0.2 million. The effective income tax rate without discrete items for the six month period ended October 1, 2016 would have been 33.1%. The effective income tax rate for the six month period ended September 26, 2015 of 33.5% includes immaterial discrete benefit of $0.1 million. The effective income tax rate without discrete items for the six month period ended September 26, 2015 would have been 33.6%.

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

Plain Bearing Segment:

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$68.8	$67.6	$1.2	1.8%

Gross margin	$26.6	$26.8	$(0.2)	(0.6)%
Gross margin %	38.6%	39.6%

SG&A	$5.8	$5.9	$(0.1)	(1.4)%
% of segment net sales	8.5%	8.7%

Net sales increased $1.2 million, or 1.8%, for the three months ended October 1, 2016 compared to the same period last year. The 1.8% increase was primarily driven by an increase of 3.7% in our aerospace markets offset by a decrease of 4.1% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM. The decrease in industrial sales was mostly driven by energy and general industrial OEM.

Gross margin as a percent of sales decreased to 38.6% for the second quarter of fiscal 2017 compared to 39.6% for the same period last year. The decrease was primarily due to unfavorable product mix.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$139.3	$133.3	$6.0	4.5%

Gross margin	$53.2	$52.7	$0.5	0.8%
Gross margin %	38.2%	39.5%

SG&A	$11.8	$11.4	$0.4	3.7%
% of segment net sales	8.5%	8.5%

Net sales increased $6.0 million, or 4.5%, for the six months ended October 1, 2016 compared to the same period last year. The 4.5% increase was primarily driven by an increase of 6.8% in our aerospace markets offset by a decrease of 2.0% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket. The decrease in industrial sales was mostly driven by energy and general industrial OEM partly offset by distribution.

Gross margin as a percent of sales decreased to 38.2% for the six months of fiscal 2017 compared to 39.5% for the same period last year. The decrease was primarily due to unfavorable product mix.

Roller Bearing Segment:

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$26.8	$27.2	$(0.4)	(1.3)%

Gross margin	$11.5	$11.3	$0.2	1.2%
Gross margin %	42.9%	41.8%

SG&A	$1.5	$1.5	$0.0	2.9%
% of segment net sales	5.7%	5.5%

Net sales decreased $0.4 million, or 1.3%, for the three months ended October 1, 2016 compared to the same period last year. Our industrial markets decreased 14.4%, partly offset by increases in our aerospace markets of 12.0%. The decrease in industrial sales was primarily due to general industrial while the increases in aerospace were due to our commercial and defense OEM markets.

Gross margin for the three months ended October 1, 2016 was $11.5 million, or 42.9% of sales, compared to $11.3 million, or 41.8%, in the comparable period in fiscal 2016. This increase in the gross margin percentage was primarily due to the impact of cost efficiencies and product mix.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$54.6	$57.7	$(3.1)	(5.4)%

Gross margin	$23.8	$24.3	$(0.5)	(1.9)%
Gross margin %	43.5%	42.0%

SG&A	$3.0	$3.0	$0.0	(0.2)%
% of segment net sales	5.4%	5.1%

Net sales decreased $3.1 million, or 5.4%, for the six months ended October 1, 2016 compared to the same period last year. Our industrial markets decreased 18.7% while our aerospace markets increased by 8.6%. The decrease in industrial sales was primarily due to general industrial activity mainly in energy offset by our commercial aerospace markets.

Gross margin for the six months ended October 1, 2016 was $23.8 million, or 43.5% of sales, compared to $24.3 million, or 42.0%, in the comparable period in fiscal 2016. This increase in the gross margin percentage was primarily due to the impact of cost efficiencies and product mix.

Ball Bearing Segment:

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$14.6	$13.1	$1.5	11.0%

Gross margin	$5.2	$5.3	$(0.1)	(2.1)%
Gross margin %	35.6%	40.3%

SG&A	$1.3	$1.3	$0.0	(3.9)%
% of segment net sales	9.0%	10.4%

Net sales increased $1.5 million, or 11.0%, for the second quarter of fiscal 2017 compared to the same period last year. Our aerospace markets increased 3.7% and our industrial markets increased 15.1%. The increase in aerospace sales was primarily driven by commercial and defense aerospace OEM markets, while the increase in industrial sales was a result of the industrial OEM and distribution mainly driven by semiconductor and general industrial markets.

Gross margin as a percent of sales decreased to 35.6% for the second quarter of fiscal 2017 compared to 40.3% for the same period last year. The decrease was primarily due to unfavorable product mix.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$28.3	$25.9	$2.4	9.0%

Gross margin	$10.5	$10.5	$0.0	0.1%
Gross margin %	37.1%	40.4%

SG&A	$2.8	$2.7	$0.1	1.5%
% of segment net sales	9.8%	10.6%

Net sales increased $2.4 million, or 9.0%, for the six months ended October 1, 2016 compared to the same period last year. Our aerospace markets decreased 0.8% while our industrial markets increased 14.4%. The 0.8% decrease in aerospace sales was primarily driven by the commercial aerospace OEM market, while the increase in industrial sales was a result of the industrial OEM and distribution mainly driven by semiconductor and general industrial markets.

Gross margin as a percent of sales decreased to 37.1% for the six months ended October 1, 2016 compared to 40.4% for the same period last year. The decrease was primarily due to unfavorable product mix.

Engineered Products Segment:

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$43.7	$40.8	$2.9	7.2%

Gross margin	$13.4	$8.7	$4.7	54.4%
Gross margin %	30.7%	21.3%

SG&A	$4.4	$4.2	$0.2	5.7%
% of segment net sales	10.1%	10.2%

Net sales increased $2.9 million, or 7.2%, for the second quarter of fiscal 2017 compared to the same period last year. Our aerospace markets decreased 1.5% while our industrial markets increased 33.1%. The decrease in aerospace sales was mainly due to the commercial and defense aerospace OEM markets. The increase in industrial sales was driven by marine activity.

Gross margin as a percent of sales increased to 30.7% for the second quarter of fiscal 2017 compared to 21.3% for the same period last year.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

Total net sales	$86.3	$74.1	$12.2	16.6%

Gross margin	$26.6	$17.4	$9.2	52.2%
Gross margin %	30.8%	23.6%

SG&A	$9.3	$8.1	$1.2	14.6%
% of segment net sales	10.8%	11.0%

Net sales increased $12.2 million, or 16.6%, for the six months ended October 1, 2016 compared to the same period last year. Our aerospace markets increased 8.8% while our industrial markets increased 38.3%. The increase in aerospace sales was mainly due to the commercial aerospace OEM market. The increase in industrial sales was driven by marine and European collet activity.

Gross margin as a percent of sales increased to 30.8% for the six months ended October 1, 2016 compared to 23.6% for the same period last year, mainly due to product mix.

Corporate:

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

SG&A	$12.1	$12.0	$0.1	0.8%
% of total net sales	7.9%	8.1%

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change

SG&A	$24.1	$23.4	$0.7	2.9%
% of total net sales	7.8%	8.1%

Corporate SG&A increased for both the second quarter and first six months of fiscal 2017 compared to the same periods last year. This was primarily due to an increase in stock compensation expenses.

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

Liquidity

As of October 1, 2016, we had cash and cash equivalents of $37.5 million of which approximately $31.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus ½ of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of October 1, 2016, there was $140.0 million outstanding under the Revolver and $187.5 million outstanding under the Term Loan, offset by $5.1 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of October 1, 2016, we were in compliance with all such covenants.

Our obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the Credit Agreement.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of October 1, 2016, RBCA has the ability to borrow up to an additional $206.3 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of October 1, 2016 was 7.4 million CHF, or $7.7 million.

Cash Flows

Six Month Period Ended October 1, 2016 Compared to the Six Month Period Ended September 26, 2015

The following table summarizes our cash flow activities:

	FY17	FY16	$ Change
Net cash provided by (used in):
Operating activities	$38.5	$40.3	$(1.8)
Investing activities	(10.2)	(509.8)	499.6
Financing activities	(30.0)	388.4	(418.4)
Effect of exchange rate changes on cash	0.0	(0.3)	0.3
Decrease in cash and cash equivalents	$(1.7)	$(81.4)	$79.7

During fiscal 2017 we generated cash of $38.5 million from operating activities compared to generating cash of $40.3 million for fiscal 2016. The decrease of $1.8 million for fiscal 2017 was mainly a result of the unfavorable impact of the net change in operating assets and liabilities of $12.3 million offset by an increase in net income of $8.4 million and non-cash charges of $2.2 million. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by a decrease in the excess tax impact from stock-based compensation of $1.3 million offset by an increased stock compensation of $1.3 million depreciation of $0.8 million and amortization of intangibles of $0.4 million.

The following chart summarizes the unfavorable change in operating assets and liabilities of $(12.3) million for fiscal 2017 versus fiscal 2016 and $(4.9) million for fiscal 2016 versus fiscal 2015.

	FY17	FY16
Cash provided by (used in):
Accounts receivable	$(5.2)	$1.2
Inventory	3.8	(3.2)
Prepaid expenses and other current assets	2.0	(1.3)
Other non-current assets	(1.5)	0.7
Accounts payable	0.8	(0.6)
Accrued expenses and other current liabilities	(4.7)	(6.7)
Other non-current liabilities	(7.5)	5.0
Total change in operating assets and liabilities:	$(12.3)	$(4.9)

During fiscal 2017, we used $10.2 million for investing activities as compared to $509.8 million for fiscal 2016. The decrease of cash used in investing activities of $499.6 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2017, we used $30.0 million from financing activities compared to generating $388.4 million for fiscal 2016. This decrease in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $9.6 million for the six month period ended October 1, 2016. In addition, we expect to make additional capital expenditures of $10.0 to $12.0 million during fiscal 2017 in connection with our existing business. We expect to fund fiscal 2017 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of October 1, 2016:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$335,163	$11,729	$38,458	$279,708	$5,268
Operating leases	17,538	3,053	8,600	3,649	2,236
Interest on debt(2)	24,857	6,770	12,630	4,546	911
Pension and postretirement benefits	19,055	1,826	3,788	3,895	9,546
Total contractual cash obligations	$396,613	$23,378	$63,476	$291,798	$17,961

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $14.6 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at October 1, 2016.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2016 Annual Report, incorporated by reference in our fiscal 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2017.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in the first six months of both fiscal 2017 and fiscal 2016. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of October 1, 2016, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 1, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2016, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six month period ended October 1, 2016. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 2, 2016.

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

Total share repurchases for the three months ended October 1, 2016 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/3/2016 – 07/30/2016	766	$72.89	766	$27,107
07/31/2016 – 08/27/2016	—	—	—	27,107
08/28/2016 – 10/1/2016	635	77.35	635	$27,058
Total	1,401	$74.91	1,401

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 3, 2016

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	November 3, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

