Form 10-Q
period 2016-12-31
RBC Bearings INC
filed 2017-02-08
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 27, 2017, RBC Bearings Incorporated had 23,991,435 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,472	$39,208
Accounts receivable, net of allowance for doubtful accounts of $1,012 at December 31, 2016 and $1,324 at April 2, 2016	98,312	102,351
Inventory	287,374	280,537
Prepaid expenses and other current assets	12,074	6,861
Total current assets	437,232	428,957
Property, plant and equipment, net	181,142	184,744
Goodwill	268,031	267,259
Intangible assets, net of accumulated amortization of $27,870 at December 31, 2016 and $22,165 at April 2, 2016	199,107	207,252
Other assets	12,197	10,298

Total assets	$1,097,709	$1,098,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,196	$35,597
Accrued expenses and other current liabilities	41,038	42,234
Current portion of long-term debt	12,957	10,486
Total current liabilities	91,191	88,317
Deferred income taxes	6,675	3,208
Long-term debt, less current portion	281,986	353,210
Other non-current liabilities	32,329	32,828
Total liabilities	412,181	477,563

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 31, 2016 and April 2, 2016; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 31, 2016 and April 2, 2016; issued and outstanding shares: 24,653,302 at December 31, 2016 and 24,146,767 at April 2, 2016	247	241
Additional paid-in capital	304,765	279,420
Accumulated other comprehensive loss	(12,048)	(6,990)
Retained earnings	427,108	378,070
Treasury stock, at cost, 667,892 shares at December 31, 2016 and 603,035 shares at April 2, 2016	(34,544)	(29,794)
Total stockholders' equity	685,528	620,947
Total liabilities and stockholders' equity	$1,097,709	$1,098,510

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net sales	$146,656	$144,216	$455,178	$435,220
Cost of sales	94,271	90,695	288,811	276,817
Gross margin	52,385	53,521	166,367	158,403
Operating expenses:
Selling, general and administrative	25,712	23,850	76,696	72,519
Other, net	6,144	2,619	10,367	12,872
Total operating expenses	31,856	26,469	87,063	85,391
Operating income	20,529	27,052	79,304	73,012
Interest expense, net	2,111	2,238	6,659	6,222
Other non-operating (income) expense	(216)	(54)	51	(44)
Income before income taxes	18,634	24,868	72,594	66,834
Provision for income taxes	5,864	7,821	23,556	21,864
Net income	$12,770	$17,047	$49,038	$44,970
Net income per common share:
Basic	$0.54	$0.73	$2.09	$1.94
Diluted	$0.54	$0.73	$2.07	$1.91
Weighted average common shares:
Basic	23,581,921	23,220,707	23,457,717	23,197,969
Diluted	23,813,780	23,492,321	23,719,121	23,508,348

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net income	$12,770	$17,047	$49,038	$44,970
Pension and postretirement liability adjustments, net of taxes	234	1,137	701	682
Foreign currency translation adjustments	(3,954)	(1,342)	(5,759)	(3,017)
Total comprehensive income	$9,050	$16,842	$43,980	$42,635

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income	$49,038	$44,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,557	12,549
Excess tax benefits from stock-based compensation	(4,870)	(2,509)
Deferred income taxes	3,717	1,880
Amortization of intangible assets	6,921	6,621
Amortization of deferred financing costs	1,068	977
Stock-based compensation	8,914	7,193
Impairment charges	1,443	—
Loss on disposal of fixed assets	2,457	—
Gain on acquisition	(293)	—
Other non-cash charges	—	209
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,954	10,806
Inventory	(7,293)	(21,316)
Prepaid expenses and other current assets	(5,238)	(3,001)
Other non-current assets	(2,282)	(1,332)
Accounts payable	1,466	(3,495)
Accrued expenses and other current liabilities	2,123	518
Other non-current liabilities	(107)	7,730
Net cash provided by operating activities	74,575	61,800

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,415)	(14,635)
Proceeds from sale of assets	107	64
Business acquisition	(651)	(500,000)
Net cash used in investing activities	(14,959)	(514,571)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	225,000
Repayments of revolving credit facility	(61,500)	(37,500)
Proceeds from term loans	—	200,000
Repayments of term loans	(7,500)	(5,000)
Payments of notes payable	(353)	(361)
Finance fees paid in connection with credit facility	—	(7,122)
Exercise of stock options	11,567	4,072
Excess tax benefits from stock-based compensation	4,870	2,509
Repurchase of common stock	(4,750)	(10,470)
Net cash (used in) provided by financing activities	(57,666)	371,128

Effect of exchange rate changes on cash	(1,686)	591

Cash and cash equivalents:
Decrease during the period	264	(81,052)
Cash, at beginning of period	39,208	125,455
Cash, at end of period	$39,472	$44,403

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

The results of operations for the three month period ended December 31, 2016 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2017. The three month periods ended December 31, 2016 and December 26, 2015 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for two customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended December 31, 2016, 2.9% of the Company’s total net sales was recognized under Ship-In-Place transactions.

Adoption of Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update (“ASU") No. 2016-16, “Income Taxes”, in an effort to improve the accounting for the income tax consequences of intra-equity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers”, issued by the FASB in May 2014. ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This update requires the Company to recognize revenue at amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, the Company will need to use more judgement and make more estimates than under today’s guidance, such estimates include identifying performance obligations in the contracts, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company can either apply a full retrospective adoption or a modified retrospective adoption. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principal of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2016	$222	$(7,212)	$(6,990)
Other comprehensive income (loss) before reclassifications (net of taxes)	(5,759)	—	(5,759)
Amounts reclassified from accumulated other comprehensive income (loss)	—	701	701
Net current period other comprehensive income (loss)	(5,759)	701	(5,058)
Balance at December 31, 2016	$(5,537)	$(6,511)	$(12,048)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015

Net income	$12,770	$17,047	$49,038	$44,970

Denominator for basic net income per common share—weighted-average shares outstanding	23,581,921	23,220,707	23,457,717	23,197,969
Effect of dilution due to employee stock awards	231,859	271,614	261,404	310,379
Denominator for diluted net income per common share — weighted-average shares outstanding	23,813,780	23,492,321	23,719,121	23,508,348

Basic net income per common share	$0.54	$0.73	$2.09	$1.94

Diluted net income per common share	$0.54	$0.73	$2.07	$1.91

At December 31, 2016, 449,500 employee stock options and 81,650 restricted shares have been excluded from the calculation of diluted earnings per share. At December 26, 2015, 444,250 employee stock options and 65,600 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and unvested restricted shares would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized below:

	December 31, 2016	April 2, 2016
Raw materials	$38,383	$36,632
Work in process	74,936	73,761
Finished goods	174,055	170,144
	$287,374	$280,537

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
April 2, 2016	$16,007	$77,211	$5,623	$168,418	$267,259
Acquisition and valuation adjustments	—	2,386	—	(1,559)	827
Translation adjustments	—	—	—	(55)	(55)
December 31, 2016	$16,007	$79,597	$5,623	$166,804	$268,031

Intangible Assets

		December 31, 2016		April 2, 2016
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$53,842	$5,915	$54,360	$4,488
Customer relationships and lists	24	107,852	11,203	113,409	8,784
Trade names	10	19,912	4,650	20,019	3,211
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,863	3,995	8,573	3,546
Domain names	10	437	375	437	342
Other	5	1,149	1,010	1,197	1,072
		192,777	27,870	198,717	22,165
Non-amortizable repair station certifications	n/a	34,200	—	30,700	—
Total		$226,977	$27,870	$229,417	$22,165

Amortization expense for definite-lived intangible assets for the nine month periods ended December 31, 2016 and December 26, 2015 was $6,921 and $6,621, respectively. The Company recorded a net intangible asset impairment charge in the third quarter of fiscal 2017 of $261 associated with the integration and restructuring of industrial manufacturing operations in South Carolina. Estimated amortization expense for the remaining three months of fiscal 2017, the five succeeding fiscal years and thereafter is as follows:

2017	$2,770
2018	9,324
2019	9,101
2020	8,994
2021	8,943
2022	8,820
2023 and thereafter	116,955

6. Debt

The balances payable under all borrowing facilities are as follows:

	December 31, 2016	April 2, 2016
Revolver and term loan facilities	$292,500	$361,500
Debt issuance costs	(4,748)	(5,816)
Other	7,191	8,012
Total debt	$294,943	$363,696
Less: current portion	12,957	10,486
Long-term debt	$281,986	$353,210

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of December 31, 2016, there was $107,500 outstanding under the Revolver and $185,000 outstanding under the Term Loan, offset by $4,748 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 31 2016, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,690 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 31, 2016, RBCA has the ability to borrow up to an additional $238,810 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 31, 2016 was 7,324 CHF, or $7,191.

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

The effective income tax rates for the three month periods ended December 31, 2016 and December 26, 2015, were 31.5% and 31.5%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities, and foreign income taxed at lower rates which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three month period ended December 31, 2016 of 31.5% includes immaterial discrete items of $56. The effective income tax rate without discrete items for the three month period ended December 31, 2016 would have been 31.8%. The effective income tax rate for the three month period ended December 26, 2015 of 31.5% includes immaterial discrete items of $154. The effective income tax rate without discrete items for the three month period ended December 26, 2015 would have been 32.1%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $314.

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

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net External Sales
Plain	$65,822	$64,171	$205,107	$197,455
Roller	26,157	26,294	80,786	84,025
Ball	13,700	12,850	41,979	38,791
Engineered Products	40,977	40,901	127,306	114,949
	$146,656	$144,216	$455,178	$435,220
Gross Margin
Plain	$26,814	$22,690	$79,971	$75,401
Roller	6,397	11,517	30,182	35,767
Ball	5,336	5,202	15,823	15,677
Engineered Products	13,838	14,112	40,391	31,558
	$52,385	$53,521	$166,367	$158,403
Selling, General & Administrative Expenses
Plain	$6,192	$4,765	$18,007	$16,154
Roller	1,517	1,480	4,484	4,453
Ball	1,384	1,368	4,163	4,106
Engineered Products	4,534	5,311	13,840	13,433
Corporate	12,085	10,926	36,202	34,373
	$25,712	$23,850	$76,696	$72,519
Operating Income
Plain	$18,065	$13,737	$57,695	$54,826
Roller	2,761	10,016	23,955	31,080
Ball	3,814	3,634	11,252	11,081
Engineered Products	7,831	10,585	22,564	15,448
Corporate	(11,942)	(10,920)	(36,162)	(39,423)
	$20,529	$27,052	$79,304	$73,012
Geographic External Sales
Domestic	$129,212	$126,070	$399,629	$379,571
Foreign	17,444	18,146	55,549	55,649
	$146,656	$144,216	$455,178	$435,220
Intersegment Sales
Plain	$1,146	$759	$3,248	$2,875
Roller	3,264	4,300	11,512	14,995
Ball	370	635	1,211	1,682
Engineered Products	6,767	7,335	21,183	22,469
	$11,547	$13,029	$37,154	$42,021

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

Included in the Company’s results of operations for the three and nine months ended December 31, 2016 are revenues related to the Sargent acquisition of $44,837 and $138,121, respectively. Also, included for the three and nine months ended December 31, 2016 is net income of $5,671 and $14,254, respectively. Included in the Company’s results of operations for the three and nine months ended December 26, 2015 are revenues related to the Sargent acquisition of $43,862 and $123,371, respectively. Also, included for the three and nine months ended December 26, 2015 is net income of $3,769 and $9,001, respectively. There were no acquisition-related expenses for both the three and nine months ended December 31, 2016. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for both the three and nine months ended December 26, 2015 of $25 and $6,096, respectively.

The following supplemental pro forma financial information presents the financial results for the nine months ended December 31, 2016 and December 26, 2015, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Nine Months Ended
	December 31, 2016	December 26, 2015
Pro forma net sales	$455,178	$443,594
Pro forma net income	49,292	52,156

Basic earnings per share as reported	$2.09	$1.94
Pro forma basic earnings per share	2.10	2.25

Diluted earnings per share as reported	$2.07	$1.91
Pro forma diluted earnings per share	2.08	2.22

10. Integration and Restructuring of Industrial Operations

In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company will exit a few smaller product offerings and consolidate two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7,060 associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7,060 charge includes $3,215 of inventory rationalization costs, $261 in impairment of intangibles, $2,402 loss on fixed assets disposals, and $1,182 exit obligation associated with a building operating lease. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the Other, Net category of the income statement. The pre-tax charge of $7,060 was offset with a tax benefit of approximately $2,222. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

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

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 39 facilities, of which 34 are manufacturing facilities in six countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three month period ended December 31, 2016 increased 1.7% compared to the same period last fiscal year. Our aerospace markets increased 1.2% and the industrial markets increased 2.7%. Our backlog, as of December 31, 2016, was $349.1 million compared to $351.3 million as of December 26, 2015.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 31, 2016, we had cash and cash equivalents of $39.5 million of which approximately $29.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Total net sales	$146.7	$144.2	$2.5	1.7%

Net income	$12.8	$17.0	$(4.2)	(25.1)%

Net income per common share: diluted	$0.54	$0.73
Weighted average common shares: diluted	23,813,780	23,492,321

Our net sales for the three month period ended December 31, 2016 increased 1.7% compared to the same period last fiscal year. The increase in net sales was a result of an 1.2% increase in our aerospace markets and a 2.7% increase in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM which was partly offset by lower defense and distribution activity. The increase in industrial sales was mostly driven by marine, mining, and semicon activity.

Net income for the third quarter of fiscal 2017 was $12.8 million compared to $17.0 million for the same period last year. Excluding the after tax impact of $4.9 million of costs related to restructuring offset by $0.3 million of discrete tax benefit and foreign currency gains, net income for the third quarter of fiscal 2017 would have been $17.4 million. Excluding the after tax impact of $0.4 million in costs associated with the acquisition offset by $0.1 of discrete tax benefit, net income for the third quarter of fiscal 2016 would have been $17.3 million.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Total net sales	$455.2	$435.2	$20.0	4.6%

Net income	$49.0	$45.0	$4.0	9.0%

Net income per common share: diluted	$2.07	$1.91
Weighted average common shares: diluted	23,719,121	23,508,348

Net sales increased $20.0 million or 4.6% for the nine month period ended December 31, 2016 over the same period last year. The increase in net sales was mainly the result of a 5.2% increase in aerospace sales and a 3.3% increase in industrial. The increase in aerospace sales was mostly attributable to an increase in commercial aerospace OEM offset by a decrease in aerospace distribution and defense. The increase in industrial sales was mostly attributable to an increase in marine, mining aftermarket, and semicon activity partly offset by energy and light construction activity

Net income for the nine months ended December 31, 2016 was $49.0 million compared to $45.0 million for the same period last year. Excluding the after tax impact of $0.3 million in costs associated with the acquisition and $4.9 million in costs related to restructuring offset by $0.2 million of discrete tax benefit and $0.2 million of foreign exchange gain, net income would have been $53.8 million. Excluding the after tax impact of $3.4 million in costs associated with the acquisition, $4.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring and $0.1 million loss on extinguishment of debt, and offset by $0.2 million of favorable foreign exchange translation and $0.2 million of discrete tax benefit, net income would have been $53.6 million for the nine month period ended December 26, 2015.

Gross Margin

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Gross Margin	$52.4	$53.5	$(1.1)	(2.1)%
Gross Margin %	35.7%	37.1%

Gross margin decreased $1.1 million, or 2.1%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company will exit a few smaller product offerings and consolidate two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment, $3.2 million of which related to inventory rationalization costs. Excluding the unfavorable impact of $3.2 million of restructuring charges, gross margin would have been $55.6 million for the three months ending December 31, 2016. Excluding charges of $0.6 million associated with the Sargent acquisition, gross margin would have been $54.1 million for the three month period ending December 26, 2015.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Gross Margin	$166.4	$158.4	$8.0	5.0%
Gross Margin %	36.5%	36.4%

Gross margin increased $8.0 million or 5.0% for the first nine months of fiscal 2017 compared to the same period last year. Excluding the unfavorable impact of $3.2 million of restructuring charges and $0.4 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $170.0 million for the nine month period ended December 31, 2016. Excluding $7.1 million of inventory purchase accounting associated with the Sargent acquisition, gross margin would have been $165.6 million for the nine month period ended December 26, 2015.

Selling, General and Administrative

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

SG&A	$25.7	$23.9	$1.8	7.8%
% of net sales	17.5%	16.5%

SG&A expenses increased by $1.8 million to $25.7 million for the third quarter of fiscal 2017 compared to the same period last year. This increase was mainly driven by $0.9 million of personnel related costs, $0.4 million of additional stock compensation expense, $0.2 million in professional fees and $0.3 million of other items.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

SG&A	$76.7	$72.5	$4.2	5.8%
% of net sales	16.8%	16.7%

SG&A increased as a percentage of net sales to 16.8% for the first nine months of fiscal 2017 from 16.7% for the same period last year. SG&A expenses increased by $4.2 million to $76.7 million for the first nine months of fiscal 2017 compared to the same period last year. This increase is primarily due to $1.7 million of additional stock compensation, $1.7 million of additional personnel related expenses and $0.8 million of other items.

Other, Net

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Other, net	$6.1	$2.6	$3.5	134.6%
% of net sales	4.2%	1.8%

Other operating expenses for the third quarter of fiscal 2017 totaled $6.1 million compared to $2.6 million for the same period last year. For the third quarter of fiscal 2017 other operating expenses were comprised mainly of $3.8 million of integration and restructuring costs and $2.3 million of amortization of intangible assets. Other operating expenses last year consisted primarily of $2.5 million in amortization of intangibles and $0.1 million of other costs.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Other, net	$10.4	$12.9	$(2.5)	(19.5)%
% of net sales	2.3%	3.0%

Other operating expenses for the first nine months of fiscal 2017 totaled $10.4 million compared to $12.9 million for the same period last year. For the first nine months of fiscal 2017 other operating expenses were comprised mainly of $4.0 million of integration and restructuring costs and $6.9 million in amortization of intangibles offset by $0.5 million of other income. For the first nine months of fiscal 2016 other operating expenses were comprised primarily of $6.6 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.0 million in integration and restructuring costs and $0.2 million in other costs.

Interest Expense, Net

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Interest expense, net	$2.1	$2.2	$(0.1)	(5.7)%
% of net sales	1.4%	1.6%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $2.1 million for the third quarter of fiscal 2017 compared to $2.2 million for the same period last year. The Company had total debt of $294.9 million at December 31, 2016 compared to $385.0 million at December 26, 2015.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Interest expense, net	$6.7	$6.2	$0.5	7.0%
% of net sales	1.5%	1.4%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $6.7 million for the first nine months of fiscal 2017 compared to $6.2 million for the same period last year. For the first nine months of fiscal 2017 interest expense, net consisted of interest expense of $5.6 million and deferred debt fees of $1.1 million.

Income Taxes

	Three Months Ended
	December 31, 2016	December 26, 2015

Income tax expense (benefit)	$5.9	$7.8
Effective tax rate with discrete items	31.5%	31.5%
Effective tax rate without discrete items	31.8%	32.1%

Income tax expense for the three month period ended December 31, 2016 was $5.9 million compared to $7.8 million for the three month period ended December 26, 2015. Our effective income tax rate for the three month period ended December 31, 2016 was 31.5% compared to 31.5% for the three month period ended December 26, 2015. The effective income tax rate for the three month period ended December 31, 2016 of 31.5% includes immaterial discrete expense of $0.1 million substantially comprised of the reversal of unrecognized tax benefits associated with the expiration of the statute of limitations as well as the recognition of additional expense associated with the filing of the prior year federal and state tax returns. The effective income tax rate without discrete items for the three month period ended December 31, 2016 would have been 31.8%. The effective income tax rate for the three month period ended December 26, 2015 of 31.5% includes immaterial discrete expense of $0.2 million which is substantially comprised of the recognition of benefits for federal law changes. The effective income tax rate without discrete items for the three month period ended December 26, 2015 would have been 32.1%.

	Nine Months Ended
	December 31, 2016	December 26, 2015

Income tax expense (benefit)	$23.6	$21.9
Effective tax rate with discrete items	32.5%	32.7%
Effective tax rate without discrete items	32.8%	33.0%

Income tax expense for the nine month period ended December 31, 2016 was $23.6 million compared to $21.9 million for the nine month period ended December 26, 2015. Our effective income tax rate for the nine month period ended December 31, 2016 was 32.5% compared to 32.7% for the nine month period ended December 26, 2015. The effective income tax rate for the nine month period ended December 31, 2016 of 32.5% includes immaterial discrete benefit of $0.2 million comprised substantially of the reversal of unrecognized tax benefits associated with the expiration of the statute of limitations as well as the recognition of additional expense associated with the filing of the prior year federal and state tax returns. The effective income tax rate without discrete items for the nine month period ended December 31, 2016 would have been 32.8%. The effective income tax rate for the nine month period ended December 26, 2015 of 32.7% includes immaterial discrete benefit of $0.2 million, comprised substantially of benefits from federal law changes, the reversals of unrecognized tax positions associated with the expiration of statutes of limitations and the recognition of interest on unrecognized tax positions. The effective income tax rate without discrete items for the nine month period ended December 26, 2015 would have been 33.0%.

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

Plain Bearing Segment:

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$65.8	$64.2	$1.6	2.6%

Gross margin	$26.8	$22.7	$4.1	18.2%
Gross margin %	40.7%	35.4%

SG&A	$6.2	$4.8	$1.4	29.9%
% of segment net sales	9.4%	7.4%

Net sales increased $1.6 million, or 2.6%, for the three months ended December 31, 2016 compared to the same period last year. The 2.6% increase was primarily driven by an increase of 4.9% in our aerospace markets offset by a decrease of 4.6% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace build rates. The decrease in industrial sales was driven by energy and general industrial OEM partly offset by distribution.

Gross margin as a percent of sales increased to 40.7% for the third quarter of fiscal 2017 compared to 35.4% for the same period last year. Excluding inventory purchase price adjustments associated with the Sargent acquisition of $1.2 million, gross margin for the third quarter of fiscal 2016 would have been $23.9 million, or 37.2% of sales. The increase was primarily due to cost efficiencies and favorable product mix.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$205.1	$197.5	$7.6	3.9%

Gross margin	$80.0	$75.4	$4.6	6.1%
Gross margin %	39.0%	38.2%

SG&A	$18.0	$16.2	$1.8	11.5%
% of segment net sales	8.8%	8.2%

Net sales increased $7.6 million, or 3.9%, for the nine months ended December 31, 2016 compared to the same period last year. The 3.9% increase was primarily driven by an increase of 6.2% in our aerospace markets offset by a decrease of 2.8% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace build rates. The decrease in industrial sales was mostly driven by energy and general industrial OEM partly offset by distribution.

Gross margin as a percent of sales increased to 39.0% for the first nine months of fiscal 2017 compared to 38.2% for the same period last year. Excluding inventory purchase price adjustments associated with the Sargent acquisition of $1.2 million, gross margin for the first nine months of fiscal 2016 would have been 76.6 million, or 38.8% of sales.

Roller Bearing Segment:

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$26.2	$26.3	$(0.1)	(0.5)%

Gross margin	$6.4	$11.5	$(5.1)	(44.5)%
Gross margin %	24.5%	43.8%

SG&A	$1.5	$1.5	$0.0	2.5%
% of segment net sales	5.8%	5.6%

Net sales decreased $0.1 million, or 0.5%, for the three months ended December 31, 2016 compared to the same period last year. Our industrial markets decreased 7.2%, partly offset by increases in our aerospace markets of 5.2%. The decrease in industrial sales was primarily due to industrial OEM and aftermarket while the increases in aerospace were due to our commercial OEM markets.

Gross margin for the three months ended December 31, 2016 was $6.4 million, or 24.5% of sales. Excluding the integration and restructuring charge during the period of $3.2 million, gross margin would have been $9.6 million, or 36.7% of sales compared to $11.5 million, or 43.8% in the comparable period in fiscal 2016. This decrease in the gross margin percentage was primarily due to the impact of unfavorable product mix during the period.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$80.8	$84.0	$(3.2)	(3.9)%

Gross margin	$30.2	$35.8	$(5.6)	(15.6)%
Gross margin %	37.4%	42.6%

SG&A	$4.5	$4.5	$0.0	0.7%
% of segment net sales	5.6%	5.3%

Net sales decreased $3.2 million, or 3.9%, for the nine months ended December 31, 2016 compared to the same period last year. Our industrial markets decreased 15.3% while our aerospace markets increased by 7.5%. The decrease in industrial sales was primarily due to general industrial activity mainly in energy offset by our commercial aerospace markets.

Gross margin for the nine months ended December 31, 2016 was $30.2 million, or 37.4% of sales. Excluding the integration and restructuring charges during the period of $3.2 million, gross margin would have been $33.4 million, or 41.3% of sales compared to $35.8 million, or 42.6%, in the comparable period in fiscal 2016. This decrease in the gross margin percentage was primarily due to the impact unfavorable pricing and product mix.

Ball Bearing Segment:

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$13.7	$12.8	$0.9	6.6%

Gross margin	$5.3	$5.2	$0.1	2.6%
Gross margin %	38.9%	40.5%

SG&A	$1.4	$1.4	$0.0	1.2%
% of segment net sales	10.1%	10.6%

Net sales increased $0.9 million, or 6.6%, for the third quarter of fiscal 2017 compared to the same period last year. Our industrial markets increased 19.7% while aerospace markets decreased 18.2% during the period. The increase in industrial sales was a result of the industrial OEM and distribution mainly driven by semiconductor and general industrial markets while the decrease in aerospace sales was primarily driven by commercial aerospace OEM markets.

Gross margin as a percent of sales decreased to 38.9% for the third quarter of fiscal 2017 compared to 40.5% for the same period last year. The decrease was primarily due to unfavorable product mix.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$42.0	$38.8	$3.2	8.2%

Gross margin	$15.8	$15.7	$0.1	0.9%
Gross margin %	37.7%	40.4%

SG&A	$4.2	$4.1	$0.1	1.4%
% of segment net sales	9.9%	10.6%

Net sales increased $3.2 million, or 8.2%, for the nine months ended December 31, 2016 compared to the same period last year. Our aerospace markets decreased 6.5% while our industrial markets increased 16.1%. The 6.5% decrease in aerospace sales was primarily driven by the commercial aerospace OEM market, while the increase in industrial sales was a result of the industrial OEM and distribution mainly driven by semiconductor and general industrial markets.

Gross margin as a percent of sales decreased to 37.7% for the nine months ended December 31, 2016 compared to 40.4% for the same period last year. The decrease was primarily due to unfavorable product mix.

Engineered Products Segment:

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$41.0	$40.9	$0.1	0.2%

Gross margin	$13.8	$14.1	$(0.3)	(1.9)%
Gross margin %	33.8%	34.5%

SG&A	$4.5	$5.3	$(0.8)	(14.6)%
% of segment net sales	11.1%	13.0%

Net sales increased $0.1 million, or 0.2%, for the third quarter of fiscal 2017 compared to the same period last year. Our aerospace markets decreased 4.2% while our industrial markets increased 10.0%. The decrease in aerospace sales was mainly due to the commercial OEM markets. The increase in industrial sales was driven by marine activity.

Gross margin as a percent of sales decreased to 33.8% for the third quarter of fiscal 2017 compared to 34.5% for the same period last year driven by unfavorable product mix.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

Total net sales	$127.3	$115.0	$12.3	10.8%

Gross margin	$40.4	$31.6	$8.8	28.0%
Gross margin %	31.7%	27.5%

SG&A	$13.8	$13.4	$0.4	3.0%
% of segment net sales	10.9%	11.7%

Net sales increased $12.3 million, or 10.8%, for the nine months ended December 31, 2016 compared to the same period last year. Our aerospace markets increased 4.3% while our industrial markets increased 27.2%. The increase in aerospace sales was mainly due to the commercial aerospace OEM market. The increase in industrial sales was driven by marine and European collet activity.

Gross margin as a percent of sales increased to 31.7% for the nine months ended December 31, 2016 compared to 27.5% for the same period last year, mainly due to cost efficiencies during the period.

Corporate:

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

SG&A	$12.1	$10.9	$1.2	10.6%
% of total net sales	8.2%	7.6%

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change

SG&A	$36.2	$34.4	$1.8	5.3%
% of total net sales	8.0%	7.9%

Corporate SG&A increased for both the third quarter and first nine months of fiscal 2017 compared to the same periods last year. This was primarily due to an increase in stock compensation expenses.

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

Liquidity

As of December 31, 2016, we had cash and cash equivalents of $39.5 million of which approximately $29.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus ½ of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, our margin is 0.5% for base rate loans and 1.5% for LIBOR rate loans. As of December 31, 2016, there was $107.5 million outstanding under the Revolver and $185.0 million outstanding under the Term Loan, offset by $4.7 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires us to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows us to, among other things, make distributions to shareholders, repurchase our stock, incur other debt or liens, or acquire or dispose of assets provided that we comply with certain requirements and limitations of the agreement. As of December 31, 2016, we were in compliance with all such covenants.

Our obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of our assets. We and certain of our subsidiaries have also entered into a Guarantee to guarantee our obligations under the Credit Agreement.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 31, 2016, RBCA has the ability to borrow up to an additional $238.8 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of December 31, 2016 was 7.3 million CHF, or $7.2 million.

Cash Flows

Nine Month Period Ended December 31, 2016 Compared to the Nine Month Period Ended December 26, 2015

The following table summarizes our cash flow activities:

	FY17	FY16	$ Change
Net cash provided by (used in):
Operating activities	$74.6	$61.8	$12.8
Investing activities	(14.9)	(514.6)	499.7
Financing activities	(57.7)	371.1	(428.8)
Effect of exchange rate changes on cash	(1.7)	0.6	(2.3)
Decrease in cash and cash equivalents	$0.3	$(81.1)	$81.4

During fiscal 2017 we generated cash of $74.6 million from operating activities compared to generating cash of $61.8 million for fiscal 2016. The increase of $12.8 million for fiscal 2017 was mainly a result of the favorable impact of the net change in operating assets and liabilities of $2.7 million, an increase in net income of $4.1 million and non-cash charges of $6.0 million. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by a decrease in the excess tax impact from stock-based compensation of $2.4 million offset by an increased loss on disposal of assets of $2.4 million, impairment charges of $1.4 million, an increase in deferred income taxes of $1.8 million, increased stock compensation of $1.7 million and increased depreciation of $1.0 million.

The following chart summarizes the favorable change in operating assets and liabilities of $2.7 million for fiscal 2017 versus fiscal 2016 and $(7.9) million for fiscal 2016 versus fiscal 2015.

	FY17	FY16
Cash provided by (used in):
Accounts receivable	$(6.9)	$2.9
Inventory	14.0	(8.3)
Prepaid expenses and other current assets	(2.2)	(1.0)
Other non-current assets	(1.0)	0.9
Accounts payable	5.0	(2.5)
Accrued expenses and other current liabilities	1.6	(6.9)
Other non-current liabilities	(7.8)	7.0
Total change in operating assets and liabilities:	$2.7	$(7.9)

During fiscal 2017, we used $14.9 million for investing activities as compared to $514.6 million for fiscal 2016. The decrease of cash used in investing activities of $499.7 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent.

During fiscal 2017, we used $57.7 million from financing activities compared to generating $371.1 million for fiscal 2016. This decrease in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016.

Capital Expenditures

Our capital expenditures were $14.4 million for the nine month period ended December 31, 2016. In addition, we expect to make additional capital expenditures of $5.0 to $7.0 million during the fourth quarter fiscal 2017 in connection with our existing business. We expect to fund fiscal 2017 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of December 31, 2016:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$299,691	$12,957	$40,914	$240,914	$4,906
Operating leases	17,812	5,556	7,638	3,368	1,250
Interest on debt(2)	20,563	6,028	11,048	2,707	780
Pension and postretirement benefits	19,055	1,826	3,788	3,895	9,546
Total contractual cash obligations	$357,121	$26,367	$63,388	$250,884	$16,482

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $13.8 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.
(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at December 31, 2016.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2016 Annual Report, incorporated by reference in our fiscal 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2017.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in the first nine months of both fiscal 2017 and fiscal 2016. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2016, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine month period ended December 31, 2016. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 2, 2016.

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

Total share repurchases for the three months ended December 31, 2016 are as follows:

Period	Total number of shares Purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
10/2/2016 – 10/29/2016	11,571	$77.20	11,571	$26,165
10/30/2016 – 11/26/2016	—	—	—	26,165
11/27/2016 – 12/31/2016	3,916	83.30	3,916	$25,838
Total	15,487	$78.74	15,487

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 8, 2017

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer
	Date:	February 8, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

