Form 10-K
period 2017-04-01
RBC Bearings INC
filed 2017-05-31
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on October 1, 2016 (based on the September 30, 2016 closing sales price of $76.48 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $1,816,736,300.

Number of shares outstanding of the registrant’s Class A Common Stock at May 19, 2017:

24,087,120 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 13, 2017 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

We are an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past fifteen years, we have broadened our end markets, products, customer base and geographic reach. We currently have 43 facilities of which 36 are manufacturing facilities in six countries.

The Bearing and Engineered Products Industry

The bearing and engineered products industry is a fragmented multi-billion dollar market. Purchasers of bearings and engineered products include producers of commercial and military aircraft, submarine and vehicle equipment, oil and gas equipment, machinery manufacturers, industrial equipment and machinery manufacturers, construction machinery manufacturers, rail and train equipment manufacturers, mining and specialized equipment manufacturers.

Demand for bearings and precision components in the diversified industrial market are influenced by growth factors in industrial machinery and equipment shipments and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic growth worldwide determines demand for our solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and engineered products.

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

•	Industrial Market (34% of net sales for the fiscal year ended April 1, 2017)

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

Our largest industrial customers include Caterpillar, Komatsu America, Newport News Shipbuilding and various aftermarket distributors including Applied Industrial, BDI Corporation, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial markets reduces our exposure to downturns in any one individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued manufacturing process improvements.

•	Aerospace Market (66% of net sales for the fiscal year ended April 1, 2017)

We supply bearings and engineered products for use in commercial, private and military aircraft and aircraft engines, guided weaponry, and vision and optical systems. We supply precision products for many of the commercial aircraft currently operating worldwide and are their primary supplier for many of their product lines. This includes military contractors for airplanes, helicopters, missile systems, engines and satellites. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearing and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of the aircraft.

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

Our largest aerospace customers include Airbus, Boeing, General Electric, Lockheed Martin, Safran, United Technologies, U.S. Department of Defense and various aftermarket distributors including National Precision Bearing, Wencor Group and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2017, 4.2% of our net sales were made directly, and we estimate that approximately an additional 20.9% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. We, based on experience, believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

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

Net Sales for the Fiscal Year Ended
Segment	April 1, 2017	April 2, 2016	March 28, 2015	Representative Applications
Plain Bearings	$277,700 (45.1%)	$270,534 (45.3%)	$230,168 (51.7%)	• Aircraft engine controls and landing gear • Missile launchers • Mining, energy, and construction equipment
Roller Bearings	$109,483 (17.8%)	$112,039 (18.8%)	$128,702 (28.9%)	• Aircraft hydraulics • Military and commercial truck chassis • Packaging machinery and gear pumps
Ball Bearings	$ 58,448 (9.5%)	$ 53,650 (8.9%)	$ 56,464 (12.7%)	• Radar and night vision systems • Airframe control and actuation • Semiconductor equipment
Engineered Products	$169,757 (27.6%)	$161,249 (27.0%)	$ 29,944 (6.7%)	• Hydraulics, valves, fasteners and engines • Industrial gears, components and collets

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

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer and to the aftermarket. We currently have in excess of 69,730 of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered product.

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.5% to 4.0% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have developed our sales force through the hiring of sales personnel with prior industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers and the end users of bearings and engineered products that require local inventory and service. Our worldwide distributor network provides our customers with more than 5,557 points of sale for our products. We intend to continue to focus on building distributor sales volume.

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

Backlog

As of April 1, 2017, we had order backlog of $354.1 million compared to a backlog of $346.4 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their business to other suppliers.

Employees

We had 2,009 hourly employees and 1,392 salaried employees as of April 1, 2017, of whom 1,071 were employed in our international operations. As of April 1, 2017, 181 of our hourly employees were represented by unions in the U.S and 58 were represented by a union in Canada. We believe that our employee relations are satisfactory.

We are subject to four collective bargaining agreements covering substantially all of the hourly employees at our Fairfield, Connecticut, West Trenton, New Jersey, Plymouth, Indiana, and Montreal, Canada plants. These agreements expire on January 31, 2018, June 30, 2017, October 30, 2018, and June 23, 2018, respectively.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 209 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 163 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal years 2018 or 2019.

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

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Advocacy at 100F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 202-551-8090. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Weaknesses and cyclicality in any of the industries in which our customers operate;
•	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
•	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
•	Our ability to obtain and retain product approvals;
•	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
•	Our ability to acquire and integrate complementary businesses;
•	Unanticipated liabilities of acquired businesses, including Sargent;
•	Unexpected equipment failures, catastrophic events or capacity constraints;
•	The costs of defending, or the results of, new litigation;
•	Our ability to attract and retain our management team and other highly-skilled personnel;
•	Increases in interest rates;
•	Work stoppages and other labor problems for us and our customers or suppliers;
•	Limitations on our ability to expand our business;
•	Regulatory changes or developments in the U.S. and foreign countries;
•	Developments or disputes concerning patents or other proprietary rights;
•	Changes in accounting standards, policies, guidance, interpretation or principles;
•	Risks associated with utilizing information technology systems;
•	Risks associated with operating internationally, including currency translation risks;
•	The operating and stock performance of comparable companies;
•	Investors’ perceptions of us and our industry;
•	General economic, geopolitical, industry and market conditions;
•	Changes in tax requirements (including tax rate changes and new tax laws);
•	Health care reform;
•	Unforeseen developments in contingencies, such as litigation, could adversely affect our operating results and financial condition; and
•	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with US Securities and Exchange Commission.

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

Our top ten customers generated 37% and 33% of our net sales during fiscal 2017 and fiscal 2016, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2017, 4.2% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 20.9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

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

As of April 1, 2017, approximately 11.9% of our hourly employees were represented by labor unions in the U.S. and abroad. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have four collective bargaining agreements, one agreement covering approximately 42 employees will expire in June 2017, one agreement covering approximately 100 employees will expire in January 2018, one agreement covering approximately 39 employees will expire in October 2018 and one agreement covering approximately 58 employees will expire in June 2018.

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

Our manufacturing processes are dependent upon critical pieces of turning, milling, grinding, and electrical equipment, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes. Interruptions in production capabilities will inevitably increase our production costs and reduce sales and earnings for the affected period.

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

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, Poland, China, Germany and Canada. Of our 43 facilities, 11 are located outside the U.S., including 9 manufacturing facilities.

In fiscal 2017, 12% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

We are subject to changes in legislative, regulatory and legal developments involving income and other taxes.

We are subject to U.S. federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity. U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Future legislation may substantially reduce (or have the effect of substantially reducing) our ability to defer U.S. taxes on profit permanently reinvested outside the United States. Additionally, they could have a negative impact on our ability to compete in the global marketplace.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operation utilizes the Polish Zloty as the functional currency and our Canadian operation utilizes the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates."

We may be required to make significant future contributions to our pension plan.

As of April 1, 2017, we maintained one noncontributory defined benefit pension plan. The plan was underfunded by $1.9 million as of April 1, 2017 and by $4.2 million as of April 2, 2016, which are the amounts by which the accumulated benefit obligations are more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 12 “Pension Plans.”

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

As of April 1, 2017, we had an order backlog of $354.1 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

Changes in accounting standards or changes in the interpretations of existing standards could affect our financial results.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”). From time to time, we are required to adopt new or revised accounting standards and related interpretations issued by the FASB and the SEC. Any change in these accounting principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing generally accepted accounting principles (“GAAP”) regarding revenue recognition. We are currently evaluating the likely impact of ASU 2014-09 on our consolidated financial statements.

Risks associated with utilizing information technology systems could adversely affect our operations.

We rely upon information technology systems to process, transmit and store electronic information to manage and operate our business. A breach in the security of those information technology systems could expose us to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which could adversely affect our reputation, competitive position or results of operations.

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

We own facilities in the following locations:

Tucson, Arizona	Delemont, Switzerland
Anjou, Quebec, Canada	Clayton, Georgia
Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Mielec, Poland
Middlebury, Connecticut	Bishopville, South Carolina
Oxford, Connecticut	Hartsville, South Carolina
Torrington, Connecticut	Westminster, South Carolina
Ball Ground, Georgia	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	April 30, 2018	Franklin, Indiana	May 31, 2019
Garden Grove, California	May 31, 2022	Reynosa, Mexico	June 30, 2022
Fountain Valley, California	November 30, 2019	Tecate, Mexico	January 31, 2019
Los Angeles, California	December 31, 2020	West Trenton, New Jersey	February 28, 2018
San Diego, California	October 1, 2018	Mentor, Ohio	January 31, 2023
Santa Fe Springs, California	November 30, 2018	Oklahoma City, Oklahoma	September 30, 2021
Shanghai, China	May 31, 2017	Bishopville, South Carolina	January 31, 2020
Miami, Florida	February 16, 2019	Grand Prairie, Texas	February 28, 2018
Les Ulis, France	June 30, 2025	Langenselbold, Germany	December 31, 2018
Hoffman Estates, Illinois	November 30, 2018	Lynnwood, Washington	December 31, 2021

In addition to the facilities above, we have several small field offices located in various locations to support field sales operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board normally for a term of one year and/on until the election of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers of the company as of May 19, 2017 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	71	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	57	2003	Director, Vice President, Chief Financial Officer and Assistant Secretary
Thomas C. Crainer	59	2008	Vice President and General Manager
Richard J. Edwards	61	1996	Vice President and General Manager
Thomas J. Williams	65	2006	Corporate General Counsel and Secretary
Robert M. Sullivan	33	2016	Elected Corporate Controller in February 2017. Prior thereto served as the Company's Assistant Corporate Controller from March 2016 to February 2017. Prior thereto, served as Financial Planning and Analysis Specialist at Sikorsky Aircraft Corporation from October 2013 to March 2016. Prior to joining Sikorsky, spent approximately six years with Ernst & Young LLP as an Audit Manager.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol "ROLL." As of May 19, 2017, there were 3 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$79.75	$68.41	$77.86	$69.40
Second Quarter	87.82	70.57	73.94	57.46
Third Quarter	95.02	67.99	72.20	57.33
Fourth Quarter	99.92	87.61	74.89	54.38

The last reported sale price of our common stock on the Nasdaq National Market on May 19, 2017 was $99.54 per share.

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

Total share repurchases for the three months ended April 1, 2017, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
01/01/2017 – 01/28/2017	—	$—	—	$25,838
01/29/2017 – 02/25/2017	—	—	—	25,838
02/26/2017 – 04/01/2017	39	$93.22	39	$25,835
Total	39	$93.22	39

During the fourth quarter of fiscal 2017, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 15 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from March 31, 2012 to April 1, 2017. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index is comprised of issuers with generally similar market capitalizations to that of the Company, and as permitted by regulation, is included in the graph. Each line on the graph assumes that $100 was invested in our common stock on March 31, 2012 or in the respective indices at the closing price on March 31, 2012. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 1, 2017.

	March 31, 2012	March 30, 2013	March 29, 2014	March 28, 2015	April 2, 2016	April 1, 2017
RBC Bearings Incorporated	$100.00	$109.60	$136.51	$169.35	$165.03	$217.55
Nasdaq Composite Index	100.00	107.14	138.03	164.38	167.18	203.56
Russell 2000 Small Cap Index	100.00	116.30	142.63	155.62	142.31	179.03

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended April 1, 2017, April 2, 2016, March 28, 2015, March 29, 2014 and March 30, 2013 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$615,388	$597,472	$445,278	$418,886	$403,051
Cost of sales	385,792	378,694	275,138	254,089	250,122
Gross margin	229,596	218,778	170,140	164,797	152,929
Selling, general and administrative	102,922	98,721	75,908	71,969	65,751
Other, net	12,981	16,216	5,802	4,178	9,077
Operating income	113,693	103,841	88,430	88,650	78,101
Interest expense, net	8,706	8,722	1,055	1,019	868
Other non-operating expense (income)	103	334	2,820	(122)	(2,955)
Income before income taxes	104,884	94,785	84,555	87,753	80,188
Provision for income taxes	34,261	30,891	26,307	27,545	23,846
Net income	$70,623	$63,894	$58,248	$60,208	$56,342
Net income per common share:
Basic	$3.00	$2.75	$2.52	$2.63	$2.52
Diluted	$2.97	$2.72	$2.49	$2.59	$2.47
Weighted average common shares:
Basic	23,521,615	23,208,686	23,073,940	22,874,842	22,401,068
Diluted	23,784,636	23,508,418	23,385,061	23,244,241	22,810,793
Dividends per share	—	—	$2.00	—	—
Other Financial Data:
Capital expenditures	$20,894	$20,864	$20,897	$28,920	$42,017

	As of
	April 1,	April 2,	March 28,	March 29,	March 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,923	$39,208	$125,455	$121,207	$114,480
Working capital	354,822	340,640	383,366	374,725	326,953
Total assets	1,108,847	1,098,510	632,073	620,993	542,442
Total debt	269,800	363,696	9,198	10,447	10,300
Total stockholders' equity	717,044	620,947	549,433	538,452	462,195

(1)	Net sales were $615.4 million in fiscal 2017 compared to $597.5 million in fiscal 2016, an increase of $17.9 million. Net sales in fiscal 2016 included three less weeks from Sargent Aerospace and Defense (“Sargent”) which was acquired in April 2015.

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

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting our views about our future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, above under the heading “Cautionary Statement as to Forward-Looking Information.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 43 facilities, of which 36 are manufacturing facilities in six countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy fiscal year 2017 had 52 weeks; fiscal 2016 and fiscal 2015 contained 53 and 52 weeks, respectively. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and provide significant potential for margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since October 1992 we have completed 25 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

The following items highlight the most recent significant events:

•	In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company will exit a few smaller product offerings and consolidate two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7.1 million associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7.1 million charge includes $3.2 million of inventory rationalization costs, $0.3 million in impairment of intangibles, $2.4 million loss on fixed assets disposals, and $1.2 million exit obligation associated with a building operating lease. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the Other, Net category of the income statement. The pre-tax charge of $7.1 million was offset with a tax benefit of approximately $2.2 million. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

•	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent for $500.0 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells, and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints, and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195.0 million and the company has over 750 employees in six facilities in three countries.

•	In connection with the Sargent acquisition on April 24, 2015, we entered into a Credit Agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million term loan facility (the “Term Loan Facility”) and (b) a $350.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

•	In the second quarter of fiscal 2015, we reached a decision to consolidate the manufacturing capacity of the United Kingdom (U.K.) facility into our other manufacturing facilities. This decision was based on our intent to better align manufacturing abilities and product development.

•	In the third quarter of fiscal 2014, we acquired the net assets of TCI for approximately $3.9 million. Located in San Diego, California, TCI is an FAA certified aircraft gas turbine repair station and manufacturer of precision components for aerospace markets.

Outlook

We ended fiscal 2017 with a backlog of $354.1 million compared to $346.4 million for the same period last fiscal year. Our net sales increased 3.0% year over year due to a 2.9% growth in the aerospace markets and 3.1% in the industrial markets. We expect to see continued growth in the industrial markets resulting from the overall economic improvement of the semi-conductor, energy, mining and general industrial markets. We also anticipate continued growth in aerospace tied to the aircraft build rates, new aircraft introductions and positive movement in defense spending under the new administration. Our internal goal is to grow our industrial business at a pace of 2.0 to 2.5 times Gross Domestic Product (“GDP”) on a compounded basis.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of April 1, 2017, we had cash and cash equivalents of $38.9 million of which approximately $30.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2017, 2.6% of our total net sales were recognized under Ship-In-Place transactions compared to 2.1% in fiscal 2016.

Sales to the industrial market accounted for 34% of our net sales for the fiscal years 2017 and 2016, respectively. Sales to the aerospace and defense markets accounted for 66% of our net sales for the same periods.

Aftermarket sales of replacement parts for existing equipment platforms and aftermarket services represented approximately 45% of our net sales for fiscal 2017. We continue to develop our OEM relationships which have established us as a leading supplier on many important industrial, aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the diversified industrial sectors; one of our business strategies has been to increase the proportion of sales derived from this sector and from aerospace and defense. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 12% of our net sales were generated by our international facilities for fiscal 2017, compared to 13% for fiscal 2016. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 37% and 33% of our net sales in fiscal 2017 and fiscal 2016, respectively. Out of the 37% of net sales generated by our top ten customers during the fiscal year ended April 1, 2017, 22% of net sales were generated by our top four customers compared to 20% for the comparable period last fiscal year.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 12% to 25% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2017, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

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

Fiscal 2017 Compared to Fiscal 2016

Results of Operations

	FY17	FY16	$ Change	% Change
Net sales	$615.4	$597.5	$17.9	3.0%
Net income	$70.6	$63.9	$6.7	10.5%
Net income per common share: Diluted	$2.97	$2.72
Weighted average common shares: Diluted	23,784,636	23,508,418

Net sales increased $17.9 million, or 3.0%, for fiscal 2017 over fiscal 2016. This increase was mainly the result of a 2.9% increase in net sales to the aerospace markets of $11.5 million combined with a 3.1% increase in industrial net sales of $6.4 million. The increase in aerospace net sales was driven by commercial aircraft build rates while the increase in industrial net sales was due to improving conditions in the mining, semiconductor and general industrial markets.

Net income increased by $6.7 million to $70.6 million for fiscal 2017 compared to fiscal 2016. Net income for fiscal 2017 was affected by the after tax impact of $0.3 million in costs associated with the Sargent acquisition and $4.9 million of costs associated with restructuring offset by $0.2 million of discrete tax benefit and $0.2 million of foreign exchange gain. Net income for fiscal 2016 was affected by the after tax impact of $3.4 million in costs and $4.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring, litigation reserves of $1.1 million and a $0.1 million loss on extinguishment of debt offset by $0.2 million of discrete tax benefit.

Gross Margin

	FY17	FY16	$ Change	% Change

Gross Margin	$229.6	$218.8	$10.8	4.9%
Gross Margin %	37.3%	36.6%

Gross margin increased $10.8 million, or 4.9%, for fiscal 2017 compared to the same period last fiscal year. Gross margin for fiscal 2017 was affected by $3.2 million of restructuring charges and $0.4 million of purchase accounting adjustments associated with the Sargent acquisition. Gross margin for fiscal 2016 was impacted by $7.2 million of purchase accounting adjustments associated with the Sargent acquisition.

Selling, General and Administrative

	FY17	FY16	$ Change	% Change

SG&A	$102.9	$98.7	$4.2	4.3%
% of net sales	16.7%	16.5%

SG&A increased as a percentage of net sales to 16.7% in fiscal 2017 from 16.5% in fiscal 2016. SG&A expenses increased by $4.2 million to $102.9 million for fiscal 2017 compared to fiscal 2016. This increase is primarily due to $1.9 million of additional stock compensation expense, $1.8 million of personnel related expenses, and $0.5 million of other miscellaneous expenses.

Other Income (Expense)

	FY17	FY16	$ Change	% Change

Other, net	$13.0	$16.2	$(3.2)	(19.9)%
% of net sales	2.1%	2.7%

Other operating expenses for fiscal 2017 totaled $13.0 million compared to $16.2 million for fiscal 2016. For fiscal 2017, other operating expenses were comprised of $9.3 million in amortization of intangibles, $4.1 million of restructuring costs, and $0.2 million of miscellaneous costs offset by other income of $0.6 million. For fiscal 2016, other operating expenses were comprised of $9.0 million in amortization of intangibles, $5.1 million of acquisition related costs, $1.7 million in litigation reserves and $1.0 million in integration and restructuring costs offset by other income of $0.6 million.

Interest Expense, Net

	FY17	FY16	$ Change	% Change

Interest expense	$8.7	$8.7	$(0.0)	(0.2)%
% of net sales	1.4%	1.5%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $8.7 million for fiscal 2017 compared to $8.7 million for fiscal 2016. This included amortization of debt issuance costs of $1.4 million for fiscal 2017 compared to $1.3 million for fiscal 2016.

Other Non-Operating Expense (Income)

	FY17	FY16	$ Change	% Change

Other non-operating expense (income)	$0.1	$0.3	$(0.2)	(69.2)%
% of net sales	0.0%	0.1%

Other non-operating expense for fiscal 2017 totaled $0.1 million, consisting primarily of $0.2 million of foreign currency gains offset by $0.3 million of other miscellaneous costs.

Income Taxes

	FY17	FY16

Income tax expense	$34.3	$30.9
Effective tax rate with discrete items	32.7%	32.6%
Effective tax rate without discrete items	32.9%	32.8%

Income tax expense for fiscal 2017 was $34.3 million compared to $30.9 million for fiscal 2016. Our effective income tax rate for fiscal 2017 was 32.7% compared to 32.6% for fiscal 2016. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction and research credit in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate. The effective income tax rate for fiscal 2017 of 32.7% includes discrete items of $0.2 million which are comprised substantially of unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations along with other permanent adjustments from the filing of the fiscal 2016 tax return. The effective income tax rate for fiscal 2017 without these discrete items would have been 32.9%. The effective income tax rate for fiscal 2016 of 32.6% includes discrete items of $0.2 million which are comprised substantially of unrecognized tax benefits associated with federal and state income tax audits closing, the expiration of statutes of limitations and an item associated with federal legislation reinstating the U.S. research credit. The effective income tax rate for fiscal 2016 without these discrete items would have been 32.8%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. In fiscal 2016, we integrated the Sargent businesses into our Plain Bearings and Engineered Products segments (see Notes 3 and 18). We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	FY17	FY16	$ Change	% Change

Net sales	$277.7	$270.5	$7.2	2.6%

Gross margin	$110.2	$103.5	$6.7	6.5%
Gross margin %	39.7%	38.3%

SG&A	$23.6	$21.0	$2.6	12.3%
% of segment net sales	8.5%	7.8%

Net sales increased $7.2 million, or 2.6%, for fiscal 2017 compared to fiscal 2016. The net sales increase of $7.2 million for this segment was mostly attributable to a net sales increase to the aerospace sector of $11.2 million primarily driven by the commercial aerospace build rates. This was offset by a net sales decrease of $4.0 million to the industrial sector, driven mainly by energy and general industrial OEM partly offset by distribution.

Gross margin was $110.2 million, or 39.7% of sales, in fiscal 2017 compared to $103.5 million, or 38.3% of sales, an increase of $6.7 million. The increase in gross margin was primarily due to production efficiencies achieved in conjunction with higher sales volumes. Further, the fiscal 2016 gross margin was impacted by approximately $1.2 million of purchase price adjustments associated with the Sargent acquisition.

Roller Bearing Segment:

	FY17	FY16	$ Change	% Change

Net sales	$109.5	$112.0	$(2.5)	(2.3)%

Gross margin	$41.7	$47.5	$(5.8)	(12.2)%
Gross margin %	38.1%	42.4%

SG&A	$6.1	$6.0	$0.1	2.7%
% of segment net sales	5.6%	5.3%

Net sales decreased $2.5 million, or 2.3%, compared to fiscal 2016. This was attributable to net sales decreases to the industrial sector of $6.6 million mainly driven by the energy markets and distribution offset by mining. Aerospace sales increased $4.1 million primarily driven by the commercial OEM markets.

The Roller Bearings segment achieved a gross margin of $41.7 million, or 38.1% of sales, in fiscal 2017 compared to $47.5 million, or 42.4% of sales, in fiscal 2016. The decrease in gross margin was primarily due to the impact of decreased industrial volume during the year and $3.2 million in integration and restructuring charges incurred during the year.

Ball Bearing Segment:

	FY17	FY16	$ Change	% Change

Net sales	$58.4	$53.7	$4.7	8.9%

Gross margin	$22.8	$21.4	$1.4	6.7%
Gross margin %	39.0%	39.8%

SG&A	$5.7	$5.5	$0.2	2.6%
% of segment net sales	9.7%	10.3%

Net sales increased $4.7 million, or 8.9%, for fiscal 2017 compared to fiscal 2016. This was attributable to net sales increases to the industrial sector of $6.6 million due to industrial OEM and distribution associated with the semiconductor and general industrial markets partly offset by decreases to the aerospace and defense market of $1.9 million.

Gross margin for the year was $22.8 million, or 39.0% of sales, compared to $21.4 million, or 39.8% of sales, during fiscal 2016. This decrease as a percentage of sales was primarily due to unfavorable product mix.

Engineered Products Segment:

	FY17	FY16	$ Change	% Change

Net sales	$169.8	$161.2	$8.6	5.3%

Gross margin	$54.9	$46.5	$8.4	18.2%
Gross margin %	32.4%	28.9%

SG&A	$19.1	$19.6	$(0.5)	(2.9)%
% of segment net sales	11.2%	12.2%

Net sales increased $8.6 million, or 5.3%, in fiscal 2017 compared to the same period last fiscal year. Our industrial sales increased $10.4 million, or 22.9% due primarily to the marine and European collet markets during the year. This was partly offset by a decrease of $1.8 million, or 1.7% in aerospace sales which is mainly due to the defense markets.

Gross margin for the year was $54.9 million, or 32.4% of sales compared to $46.5 million or 28.9% of sales during fiscal 2016. The fiscal 2016 gross margin was impacted by approximately $6.0 million of purchase price adjustments associated with the Sargent acquisition.

Corporate:

	FY17	FY16	$ Change	% Change

SG&A	$48.5	$46.6	$1.9	4.0%
% of total net sales	7.9%	7.8%

Corporate SG&A increased $1.9 million or 4.0% for fiscal 2017 compared to fiscal 2016. This was primarily due to increases in stock compensation expense of $1.9 million.

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

Net income increased by $5.7 million to $63.9 million for fiscal 2016 compared to fiscal 2015. Excluding the after tax impact of $3.4 million in costs and $4.8 million in inventory purchase accounting associated with the Sargent acquisition, $0.7 million of costs associated with integration and restructuring, litigation reserve of $1.1 million and $0.1 million loss on extinguishment of debt offset by $0.2 million of discrete tax benefit, net income would have been $73.8 million.

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

Other Non-Operating Expense (Income)

	FY16	FY15	$ Change	% Change

Other non-operating expense (income)	$0.3	$2.8	$(2.5)	(88.2)%
% of net sales	0.1%	0.6%

Other non-operating expense for fiscal 2015 totaled $2.8 million, consisting primarily of the negative impact of the removal of the foreign exchange cap of Swiss Francs 1.20 against the Euro.

Income Taxes

	FY16	FY15

Income tax expense	$30.9	$26.3
Effective tax rate with discrete items	32.6%	31.1%
Effective tax rate without discrete items	32.8%	33.8%

Income tax expense for fiscal 2016 was $30.9 million compared to $26.3 million for fiscal 2015. Our effective income tax rate for fiscal 2016 was 32.6% compared to 31.1% for fiscal 2015. In addition to discrete items, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction in the U.S. and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate. The effective income tax rate for fiscal 2016 of 32.6% includes discrete items of $0.2 million which are comprised substantially of unrecognized tax benefits associated with federal and state income tax audits closing, the expiration of statutes of limitations and an item associated with federal legislation reinstating the U.S. research credit. The effective income tax rate for fiscal 2016 without these discrete items would have been 32.8%. The effective income tax rate of 31.1% for fiscal 2015 includes discrete items in the amount of $5.5 million which are substantially comprised of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility and unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations. The effective income tax rate for fiscal 2015 without these discrete items would have been 33.8%.

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

Liquidity

As of April 1, 2017, we had cash and cash equivalents of $38.9 million of which approximately $30.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.25% for base rate loans and 1.25% for LIBOR rate loans. As of April 1, 2017, there was $84.5 million outstanding under the Revolver and $182.5 million outstanding under the Term Loan, offset by $4.4 million in debt issuance costs (original amount was $7.1 million).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of April 1, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 1, 2017, RBCA has the ability to borrow up to an additional $261.8 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.0 million) was paid from cash on hand. The balance on this mortgage as of April 1, 2017 was 7.2 million CHF, or $7.2 million.

Cash Flows

Fiscal 2017 Compared to Fiscal 2016

The following table summarizes our cash flow activities:

	FY17	FY16	$ Change
Net cash provided by (used in):
Operating activities	$101.3	$83.4	$17.9
Investing activities	(21.4)	(520.1)	498.7
Financing activities	(78.8)	349.8	(428.6)
Effect of exchange rate changes on cash	(1.4)	0.7	(2.1)
(Decrease)/increase in cash and cash equivalents	$(0.3)	$(86.2)	$85.9

During fiscal 2017 we generated cash of $101.3 million from operating activities compared to $83.4 million for fiscal 2016. The increase of $17.9 million for fiscal 2017 was mainly the result of an increase in net income of $6.7 million and addition of non-cash charges of $13.5 million, offset by an unfavorable net change in operating assets and liabilities of $2.3 million.

The following chart summarizes the (unfavorable) favorable change in operating assets and liabilities of ($2.3) million for fiscal 2017 versus fiscal 2016 and ($1.6) million for fiscal 2016 versus fiscal 2015.

	FY17	FY16
Cash provided by (used in):
Accounts receivable	$(6.7)	$1.4
Inventory	16.4	(12.0)
Prepaid expenses and other current assets	(1.2)	(5.3)
Other non-current assets	(0.5)	0.9
Accounts payable	1.4	(2.2)
Accrued expenses and other current liabilities	(8.8)	10.9
Other non-current liabilities	(2.9)	4.7
Total change in operating assets and liabilities:	$(2.3)	$(1.6)

During fiscal 2017, we used $21.4 million for investing activities as compared to $520.1 for fiscal 2016. The decrease of cash used in investing activities of $498.7 million is primarily attributable to the $500.0 million used to finance the acquisition of Sargent during fiscal 2016.

During fiscal 2017, we used $78.8 million from financing activities compared to generating $349.8 million for fiscal 2016. This decrease in cash generated was primarily attributable to the $225.0 million revolving credit facility and $200.0 million proceeds from the term loan associated with the acquisition of Sargent in the first quarter of fiscal 2016. During fiscal 2017, we paid $84.5 million on the revolving credit facility and $10.0 million on the term loan.

Fiscal 2016 Compared to Fiscal 2015

In the fiscal year ended April 2, 2016, we generated cash of $83.4 million from operating activities compared to $71.8 million for fiscal 2015. The increase of $11.6 million for fiscal 2016 was mainly the result of an increase in net income of $5.7 million and addition of non-cash charges of $7.5 million, offset by an unfavorable net change in operating assets and liabilities of $1.6 million.

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

Capital Expenditures

Our capital expenditures in fiscal 2017 were $20.9 million. We expect to make capital expenditures of approximately $20.0 to $25.0 million during fiscal 2018 in connection with our existing business. We have funded our fiscal 2017 capital expenditures, and expect to fund fiscal 2018 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of April 1, 2017:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$274,192	$14,214	$43,428	$211,678	$4,872
Operating leases	19,333	6,016	8,191	3,823	1,303
Interest on debt(2)	19,225	6,058	10,920	1,489	758
Pension and postretirement benefits	18,944	1,829	3,818	3,869	9,428
Total contractual cash obligations	$331,694	$28,117	$66,357	$220,859	$16,361

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax benefits of $13.5 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at April 1, 2017.

Quarterly Results of Operations

	Quarter Ended
	Apr. 1, 2017	Dec. 31, 2016	Oct. 1, 2016	July 2, 2016	Apr. 2, 2016	Dec. 26, 2015	Sept. 26, 2015	June 27, 2015
	(Unaudited) (in thousands, except per share data)
Net sales	$160,210	$146,656	$153,943	$154,579	$162,252	$144,216	$148,696	$142,308
Gross margin	63,229	52,385	56,731	57,251	60,375	53,521	52,118	52,764
Operating income	34,389	20,529	29,554	29,221	30,829	27,052	23,599	22,361
Net income	$21,585	$12,770	$18,228	$18,040	$18,924	$17,047	$14,519	$13,404
Net income per common share:
Basic(1)(2)	$0.91	$0.54	$0.78	$0.77	$0.81	$0.73	$0.63	$0.58
Diluted(1)(2)	$0.90	$0.54	$0.77	$0.76	$0.81	$0.73	$0.62	$0.57

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2017, 2.6% of our total net sales were recognized under Ship-In-Place transactions compared to 2.1% in fiscal 2016.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2017 test was 10.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2017 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 83%. The fair value of the reporting units exceeds the carrying value by a minimum of 19% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 3.40% at March 28, 2015 and April 2, 2016 to 3.70% at April 1, 2017. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.00% in fiscal 2017 and fiscal 2016.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.40% to 2.40%) would have increased our pension expense for fiscal 2017 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.40% to 4.40%) would have decreased our pension expense for fiscal 2017 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 6.00%) would have increased our pension expense for fiscal 2017 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 8.00%) would have reduced our pension expense for fiscal 2017 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of April 1, 2017 by 1.00% (from 3.70% to 2.70%) would have increased the projected benefit obligation of our pension plan by approximately $2.8 million. Increasing the discount rate assumption used to determine the funded status as of April 1, 2017 by 1.00% (from 3.70% to 4.70%) would have reduced the projected benefit obligation of our pension plan by approximately $2.4 million.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	5.0	5.0	4.8
Risk-free interest rate	1.17%	1.70%	1.60%
Expected volatility	28.5%	31.2%	33.2%

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

Amounts outstanding under our current credit agreement generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.25% for base rate loans and 1.25% for LIBOR rate loans.

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations in fiscal 2017 compared to approximately 11% of our net sales in fiscal 2016. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of April 1, 2017, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 1, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RBC Bearings Incorporated at April 1, 2017 and April 2, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RBC Bearings Incorporated’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 31, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Stamford, Connecticut

May 31, 2017

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 1, 2017	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,923	$39,208
Accounts receivable, net of allowance for doubtful accounts of $1,213 in 2017 and $1,324 in 2016	109,700	102,351
Inventory	289,594	280,537
Prepaid expenses and other current assets	9,743	6,861
Total current assets	447,960	428,957
Property, plant and equipment, net	183,625	184,744
Goodwill	268,042	267,259
Intangible assets, net of accumulated amortization of $30,191 in 2017 and $22,165 in 2016	196,801	207,252
Other assets	12,419	10,298

Total assets	$1,108,847	$1,098,510

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	April 1, 2017	April 2, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,392	$35,597
Accrued expenses and other current liabilities	44,532	42,234
Current portion of long-term debt	14,214	10,486
Total current liabilities	93,138	88,317
Long-term debt, less current portion	255,586	353,210
Deferred income taxes	12,036	3,208
Other non-current liabilities	31,043	32,828
Total liabilities	391,803	477,563
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2017 and 2016; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2017 and 2016; issued and outstanding shares: 24,757,803 in 2017 and 24,146,767 in 2016	248	241
Additional paid-in capital	312,474	279,420
Accumulated other comprehensive income	(9,823)	(6,990)
Retained earnings	448,693	378,070
Treasury stock, at cost, 667,931 shares in 2017 and 603,035 shares in 2016	(34,548)	(29,794)
Total stockholders' equity	717,044	620,947
Total liabilities and stockholders' equity	$1,108,847	$1,098,510

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net sales	$615,388	$597,472	$445,278
Cost of sales	385,792	378,694	275,138
Gross margin	229,596	218,778	170,140
Operating expenses:
Selling, general and administrative	102,922	98,721	75,908
Other, net	12,981	16,216	5,802
Total operating expenses	115,903	114,937	81,710
Operating income	113,693	103,841	88,430
Interest expense, net	8,706	8,722	1,055
Other non-operating expense (income)	103	334	2,820
Income before income taxes	104,884	94,785	84,555
Provision for income taxes	34,261	30,891	26,307
Net income	$70,623	$63,894	$58,248
Net income per common share:
Basic	$3.00	$2.75	$2.52
Diluted	$2.97	$2.72	$2.49
Weighted average common shares:
Basic	23,521,615	23,208,686	23,073,940
Diluted	23,784,636	23,508,418	23,385,061
Dividends per Share	—	—	$2.00

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net income	$70,623	$63,894	$58,248
Pension and postretirement liability adjustments, net of taxes	1,331	465	(945)
Change in unrealized loss on investments, net of taxes	—	—	(260)
Foreign currency translation adjustments	(4,164)	315	(8,930)
Total comprehensive income	$67,790	$64,674	$48,113

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at March 29, 2014	23,524,028	$235	$246,152	$2,365	$301,942	(317,817)	$(12,242)	$538,452
Net income	—	—	—	—	58,248	—	—	58,248
Dividends paid to shareholders	—	—	—	—	(46,014)	—	—	(46,014)
Stock-based compensation	—	—	8,339	—	—	—	—	8,339
Repurchase of common stock	—	—	—	—	—	(122,047)	(7,060)	(7,060)
Exercise of equity awards	198,077	3	4,456	—	—	—	—	4,459
Change in net prior service cost and actuarial losses, net of taxes of $564	—	—	—	(945)	—	—	—	(945)
Issuance of restricted stock	111,080	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	3,144	—	—	—	—	3,144
Unrealized gain on investments, net of tax benefit of $173	—	—	—	(260)	—	—	—	(260)
Currency translation adjustments, net of tax benefit of $48	—	—	—	(8,930)	—	—	—	(8,930)
Balance at March 28, 2015	23,833,185	238	262,091	(7,770)	314,176	(439,864)	(19,302)	549,433
Net income	—	—	—	—	63,894	—	—	63,894
Stock-based compensation	—	—	10,200	—	—	—	—	10,200
Repurchase of common stock	—	—	—	—	—	(163,171)	(10,492)	(10,492)
Exercise of equity awards	171,319	3	4,580	—	—	—	—	4,583
Change in net prior service cost and actuarial losses, net of taxes of $276	—	—	—	465	—	—	—	465
Issuance of restricted stock	142,263	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	2,549	—	—	—	—	2,549
Currency translation adjustments	—	—	—	315	—	—	—	315
Balance at April 2, 2016	24,146,767	241	279,420	(6,990)	378,070	(603,035)	(29,794)	620,947
Net income	—	—	—	—	70,623	—	—	70,623
Stock-based compensation	—	—	12,111	—	—	—	—	12,111
Repurchase of common stock	—	—	—	—	—	(64,896)	(4,754)	(4,754)
Exercise of equity awards	456,826	7	16,163	—	—	—	—	16,170
Change in net prior service cost and actuarial losses, net of taxes of $782	—	—	—	1,331	—	—	—	1,331
Issuance of restricted stock	154,210	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	4,780	—	—	—	—	4,780
Currency translation adjustments	—	—	—	(4,164)	—	—	—	(4,164)
Balance at April 1, 2017	24,757,803	$248	$312,474	$(9,823)	$448,693	(667,931)	$(34,548)	$717,044

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$70,623	$63,894	$58,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,100	16,807	13,206
Excess tax benefits from stock-based compensation	(4,780)	(2,549)	(3,144)
Deferred income taxes	8,323	(336)	1,044
Amortization of intangible assets	9,272	9,000	1,839
Amortization of deferred financing costs	1,424	1,333	325
Consolidation and restructuring charges	1,443	190	5,026
Stock-based compensation	12,111	10,200	8,339
Loss on disposition of assets	2,504	3	511
Gain on acquisition	(293)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,294)	(619)	(2,005)
Inventory	(9,057)	(25,460)	(13,504)
Prepaid expenses and other current assets	(2,815)	(1,576)	3,738
Other non-current assets	(2,412)	(1,876)	(2,830)
Accounts payable	(1,397)	(2,756)	(534)
Accrued expenses and other current liabilities	5,480	14,246	3,391
Other non-current liabilities	10	2,859	(1,860)
Net cash provided by operating activities	101,242	83,360	71,790
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,894)	(20,864)	(20,897)
Proceeds from sale or maturities of short-term investments	—	—	2,380
Acquisition of businesses, net of cash acquired	(651)	(500,000)	—
Proceeds from sale of assets	188	726	608
Net cash used in investing activities	(21,357)	(520,138)	(17,909)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	225,000	—
Repayments of revolving credit facility	(84,500)	(56,000)	—
Proceeds from term loans	—	200,000	—
Repayments of term loans	(10,000)	(7,500)	—
Finance fees paid in connection with credit facility	—	(7,122)	—
Payments of notes payable	(469)	(1,229)	(500)
Repurchase of common stock	(4,754)	(10,492)	(7,060)
Exercise of stock options	16,170	4,583	4,459
Excess tax benefits from stock-based compensation	4,780	2,549	3,144
Dividends paid to shareholders	—	—	(46,014)
Other, net	—	—	(106)
Net cash (used in) provided by financing activities	(78,773)	349,789	(46,077)
Effect of exchange rate changes on cash	(1,397)	742	(3,556)
Cash and cash equivalents:
(Decrease)/increase during the year	(285)	(86,247)	4,248
Cash, at beginning of year	39,208	125,455	121,207
Cash, at end of year	$38,923	$39,208	$125,455

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated (the "Company", collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are widely dispersed geographically. In fiscal 2017, no one customer accounted for more than 9% of the Company’s net sales as compared to no more than 10% and 6% of the Company’s net sales in fiscal 2016 and 2015, respectively. The Company's segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 18 “Reportable Segments.”

2.	Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“RAS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Avborne Accessory Group, Inc. (“AMS”), Schaublin Holdings S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska sp. Z.o.o., RBC France SAS and Schaublin GmbH (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim”), Engineered Components (“ECD”), RBC Aerocomponents (“RAC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2017 contained 52 weeks, 2016 contained 53 weeks and 2015 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2017, 2.6% of our total net sales were recognized under Ship-In-Place transactions compared to 2.1% in fiscal 2016.

We also on occasion record deferred revenue on our balance sheet as a liability. Deferred revenue represents progress payments received, primarily from one customer, to cover purchases of raw materials per the terms of multi-year long term contracts. Revenue associated with these agreements is recognized in accordance with the criteria discussed above.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 8% of accounts receivables at April 1, 2017 and 4% at April 2, 2016.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead is tested for impairment annually, or when events or circumstances indicate that its value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2017 test was 10.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2017 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 83.0%. The fair value of the reporting units exceeds the carrying value by a minimum of 19.0% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net income	$70,623	$63,894	$58,248

Denominator:
Denominator for basic net income per common share—weighted-average shares	23,521,615	23,208,686	23,073,940
Effect of dilution due to employee stock options	263,021	299,732	311,121
Denominator for diluted net income per common share—adjusted weighted-average shares	23,784,636	23,508,418	23,385,061
Basic net income per common share	$3.00	$2.75	$2.52
Diluted net income per common share	$2.97	$2.72	$2.49

At April 1, 2017, 459,500 employee stock options and 3,000 restricted shares have been excluded from the calculation of diluted earnings per share. At April 2, 2016, 443,250 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At March 28, 2015, 418,450 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2017, 2016 and 2015 amounted to $7,414, $8,660, and $2,474, respectively. Total assets of the Company's foreign operations were $125,164 and $104,382 at April 1, 2017 and April 2, 2016, respectively.

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

The carrying amounts of the Company's borrowings under its Wells Fargo Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2016	$222	$(7,212)	$(6,990)
Other comprehensive income before reclassifications	(4,164)	1,028	(3,136)
Amounts reclassified from accumulated other comprehensive loss	—	303	303
Net current period other comprehensive income	(4,164)	1,331	(2,833)
Balance at April 1, 2017	$(3,942)	$(5,881)	$(9,823)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, in an effort to improve the presentation of these costs within the income statement. Under current GAAP, all components of both net periodic pension cost and net periodic postretirement cost are included within selling, general and administrative costs on the income statement. This ASU would require entities to include only the service cost component within selling, general and administrative costs whereas all other components would be included within other non-operating expense. In addition, only the service cost component would be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”, in an effort to improve the accounting for the income tax consequences of intra-equity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the effect that the adoption of the pronouncement may have on its statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The core principal of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires the company to measure inventory using the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU applies to companies measuring inventory using methods other than the last-in, first-out (LIFO) and retail inventory methods, including but not limited to the first-in, first-out (FIFO) or average costing methods. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and requires related footnote disclosures. This pronouncement is effective for fiscal years and interim periods ending after December 15, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between U.S. GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB's decision to approve a one-year delay in implementation, the new standard is now effective for the Company in fiscal 2019, with early adoption permitted, but not earlier than fiscal 2018. The Company has not yet determined which adoption method it will use but is currently anticipating using the modified retrospective method with a final decision to be determined based on the results of its assessment, once completed.

The Company is currently assessing the impact of the new standard on its business by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The assessment phase of the project has identified potential accounting and disclosure differences that may arise from the application of the new standard. The Company is in the process of reviewing individual contracts and performing a deeper analysis of the impacts of the new standard. The Company has made significant progress on its contract reviews during the fourth quarter of fiscal 2017 and expects to finalize its evaluation of these and other potential differences that may result from applying the new standard to its contracts with customers in fiscal 2018. The Company will provide updates on its progress in future filings.

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

The acquisition of Sargent was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships, product approvals, trade names, and patents and trademarks, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. The purchase price allocation resulted in goodwill of $224,715. Goodwill in the amount of $172,578 is deductible for tax purposes. The Company has completed its analysis estimating the fair value of inventory, property, plant, and equipment, intangible assets, income tax liabilities and certain liabilities. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

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

Included in the Company’s results of operations for the twelve months ended April 1, 2017 and April 2, 2016 are revenues related to the Sargent acquisition of $184,654 and $172,547, respectively. Also included for the twelve months ended April 1, 2017 and April 2, 2016 is net income of $20,640 and $14,132, respectively. Acquisition-related expenses were recorded in Other, net in the Consolidated Statements of Operations for the twelve months ended April 1, 2017 and April 2, 2016 of $4 and $6,096, respectively.

The following supplemental pro forma financial information presents the financial results for the twelve months ended April 1, 2017, April 2, 2016 and March 28, 2015, as if the acquisition of Sargent had occurred at the beginning of fiscal year 2015. The pro forma financial information includes, where applicable, adjustments for: (i) the estimated amortization of acquired intangible assets, (ii) estimated additional interest expense on acquisition related borrowings, (iii) the income tax effect on the pro forma adjustments using an estimated effective tax rate. The pro forma financial information excludes, where applicable, adjustments for: (i) the estimated impact of inventory purchase accounting adjustments and (ii) the estimated closing costs on the acquisition. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the results that may be obtained in the future:

	Twelve Months Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Pro forma net sales	$615,388	$605,846	$634,963
Pro forma net income	70,877	70,963	59,404

Basic earnings per share as reported	$3.00	$2.75	$2.52
Pro forma basic earnings per share	3.01	3.06	2.57

Diluted earnings per share as reported	$2.97	$2.72	$2.49
Pro forma diluted earnings per share	2.98	3.02	2.54

4.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 1, 2017	$1,324	$96	$(157)	$(50)	$1,213
April 2, 2016	860	191	308	(35)	1,324
March 28, 2015	$1,060	$90	$(72)	$(218)	$860

*Foreign currency and acquisition transactions.

5.	Inventory

Inventories are summarized below:

	April 1, 2017	April 2, 2016
Raw materials	$35,364	$36,632
Work in process	79,048	73,761
Finished goods	175,182	170,144
	$289,594	$280,537

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 1, 2017	April 2, 2016
Land	$18,164	$18,309
Buildings and improvements	81,467	80,770
Machinery and equipment	240,128	228,506
	339,759	327,585
Less: accumulated depreciation and amortization	156,134	142,841
	$183,625	$184,744

7.	Restructuring of Operations

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

In the second quarter of fiscal 2015, the Company reached a decision to consolidate the manufacturing capacity of its United Kingdom (U.K.) facility into its other manufacturing facilities. This decision was based on the Company’s intent to better align manufacturing abilities and product development. The consolidation of this facility into the European and South Carolina operations will strengthen and bring improved manufacturing scale to those operations. As a result, the Company recorded a charge of $6,382 associated with the consolidation of operations in the second quarter of fiscal 2015 attributable to the Roller Bearings segment. The $6,382 charge includes $3,707 of inventory rationalization costs, $1,319 in impairment of intangibles, $427 loss on fixed assets disposals, $286 in employee related costs and $643 of other costs related to the consolidation of operations. The inventory rationalization costs were recorded in cost of sales in the income statement. All other costs were recorded under operating expenses in the other, net category of the income statement. The pre-tax charge of $6,382 was offset with an associated tax benefit of $3,131. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory and equipment using comparable sales data and actual quotes from potential buyers in the market place. The consolidation of the majority of operations was completed in the second quarter of fiscal 2015. Additional charges of $88 were recorded in the third quarter of fiscal 2015.

8.	Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
April 2, 2016	$16,007	$77,211	$5,623	$168,418	$267,259

Acquisitions and valuation adjustments	—	2,386	—	(1,559)	827
Translation adjustments	—	—	—	(44)	(44)
April 1, 2017	$16,007	$79,597	$5,623	$166,815	$268,042

Intangible Assets

		April 1, 2017		April 2, 2016
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$53,869	$6,465	$54,360	$4,488
Customer relationships and lists	24	107,864	12,308	113,409	8,784
Trade names	10	19,923	5,137	20,019	3,211
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	8,803	4,130	8,573	3,546
Domain names	10	437	386	437	342
Other	5	1,174	1,043	1,197	1,072
Non-amortizable repair station certifications	n/a	34,200	—	30,700	—
Total		$226,992	$30,191	$229,417	$22,165

Amortization expense for definite-lived intangible assets during fiscal years 2017, 2016 and 2015 was $9,272, $9,000, and $1,839, respectively. The Company recorded a net intangible asset impairment charge in the third quarter of fiscal 2017 of $261 associated with the integration and restructuring of industrial manufacturing operations in South Carolina. A gross carrying amount of $2,776 and related amortization of $1,469 was written off in the three-month period ended September 27, 2014 due to the consolidation of the Company’s United Kingdom (“U.K.”) facility. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2018	$9,339
2019	9,144
2020	9,037
2021	8,986
2022	8,869
2023 and thereafter	117,226

9.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 1, 2017	April 2, 2016
Employee compensation and related benefits	$12,262	$12,306
Taxes	2,501	8,173
Deferred Revenue	17,974	7,723
Workers Compensation	2,548	2,178
Software License	617	966
Legal	1,533	2,952
Other	7,097	7,936
	$44,532	$42,234

10.	Debt

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.25% for base rate loans and 1.25% for LIBOR rate loans. As of April 1, 2017, there was $84,500 outstanding under the Revolver and $182,500 outstanding under the Term Loan, offset by $4,392 in debt issuance costs (original amount was $7,122).

The New Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to exceed 2.75 to 1. The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of April 1, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the New Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the New Credit Agreement.

Approximately $3,690 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of April 1, 2017, RBCA has the ability to borrow up to an additional $261,810 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of April 1, 2017 was 7,208 CHF, or $7,192.

The balances payable under all borrowing facilities are as follows:

	April 1, 2017	April 2, 2016
Revolver and term loan facilities	$267,000	$361,500
Debt issuance cost	(4,392)	(5,816)
Other	7,192	8,012
Total debt	269,800	363,696
Less: current portion	14,214	10,486
Long-term debt	$255,586	$353,210

The current portion of long-term debt as of both April 1, 2017 and April 2, 2016 includes the current portion of the Schaublin mortgage and the current portion of the revolver and term loan facilities.

The Company’s required future annual principal payments for the next five years and thereafter are $14,214 for fiscal 2018, $19,214 for fiscal 2019, $24,214 for fiscal 2020, $211,214 for fiscal 2021, $464 for fiscal 2022 and $4,872 thereafter.

11.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	April 1, 2017	April 2, 2016
Non-current pension liability, net	$1,895	$4,186
Other postretirement benefits	2,744	2,999
Non-current income tax liability	13,492	13,848
Deferred compensation	11,195	8,924
Other	1,717	2,871
	$31,043	$32,828

12.	Pension Plan

At April 1, 2017, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	April 1, 2017	April 2, 2016
Cash and cash equivalents	$10,277	$9,572
U.S. equity mutual funds	8,978	8,296
Fixed income mutual funds	3,899	4,864
	$23,154	$22,732

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The following tables set forth the funded status of the Company's defined benefit pension plan and the amount recognized in the balance sheet at April 1, 2017 and April 2, 2016:

	April 1, 2017	April 2, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$26,917	$28,247
Service cost	251	272
Interest cost	889	920
Actuarial gain	(1,452)	(1,009)
Benefits paid	(1,556)	(1,513)
Benefit obligation at end of year	$25,049	$26,917

Change in plan assets:
Fair value of plan assets at beginning of year	$22,731	$23,225
Actual return on plan assets	479	(231)
Employer contributions	1,500	1,250
Benefits paid	(1,556)	(1,513)
Fair value of plan assets at end of year	$23,154	$22,731

Underfunded status at end of year	$(1,895)	$(4,186)

Amounts recognized in the consolidated balance sheet:

Non-current assets	$—	$—
Non-current liabilities	(1,895)	(4,186)
Net liability recognized	$(1,895)	$(4,186)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$106	$167
Net actuarial loss	9,064	10,806

Accumulated other comprehensive loss	$9,170	$10,973

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2018:

Prior service cost	$35
Net actuarial loss	1,129

Total	$1,164

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company's plan for the three fiscal years in the period ended April 1, 2017:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Components of net periodic benefit cost:
Service cost	$251	$272	$265
Interest cost	889	920	1,007
Expected return on plan assets	(1,581)	(1,615)	(1,484)
Amortization of prior service cost	60	66	66
Amortization of losses	1,394	1,343	1,122
Net periodic benefit cost	$1,013	$986	$976

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2017	FY 2016	FY 2015
Discount rate	3.40%	3.40%	4.10%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The discount rates used in determining the funded status as of April 1, 2017 and April 2, 2016 were 3.70% and 3.40%, respectively.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2017:

2018	$1,610
2019	1,645
2020	1,686
2021	1,708
2022	1,712
2023-2026	8,366

Although no contributions are required for fiscal 2018, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 148 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2017, 2016 and 2015, the Company made contribution and premium payments equal to $875, $861 and $885, respectively.

The Company also has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $1,585, $1,354 and $576 in fiscal 2017, 2016 and 2015, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $256, $214 and $177 in fiscal 2017, 2016 and 2015, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at April 1, 2017 and April 2, 2016:

	April 1, 2017	April 2, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$3,222	$3,330
Service cost	42	54
Interest cost	102	107
Actuarial gain	(281)	(129)
Benefits paid	(122)	(140)
Benefit obligation at end of year	$2,963	$3,222

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	122	140
Benefits paid	(122)	(140)
Fair value of plan assets at end of year	$—	$—
Underfunded status at end of year	$(2,963)	$(3,222)

Amounts recognized in the consolidated balance sheet:
Current liability	$(219)	$(223)
Non-current liability	(2,744)	(2,999)
Net liability recognized	$(2,963)	$(3,222)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$19	$22
Net actuarial loss	207	514
Accumulated other comprehensive loss	$226	$536

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2018:
Prior service cost	$3
Net actuarial loss	12
Total	$15

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Components of net periodic benefit cost:
Service cost	$41	$54	$50
Interest cost	102	107	115
Prior service cost amortization	3	3	3
Amount of loss recognized	26	37	17
Net periodic benefit cost	$172	$201	$185

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.70% at April 1, 2017 and 3.40% at April 2, 2016. The discount rate used in determining the net periodic benefit cost was 3.40% for fiscal 2017, 3.40% for fiscal 2016, and 4.10% for fiscal 2015. To determine the postretirement net periodic benefit costs in fiscal 2017, the RP-2014 mortality table projected to the measurement date with Scale MP-2016 was used and for fiscal 2016 and fiscal 2015 the RP-2014 mortality table with Scale MP-2015 and MP-2014, respectively, were used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2017:

2018	$219
2019	241
2020	246
2021	234
2022	215
2023-2027	1,062

14.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Domestic	$94,629	$83,622	$79,374
Foreign	10,255	11,163	5,181
	$104,884	$94,785	$84,555

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Current:
Federal	$21,903	$26,281	$21,833
State	887	1,960	809
Foreign	3,148	2,986	2,621
	25,938	31,227	25,263
Deferred:
Federal	8,299	(279)	379
State	245	342	630
Foreign	(221)	(399)	35
	8,323	(336)	1,044
Total	$34,261	$30,891	$26,307

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Income taxes using U.S. federal statutory rate	$36,710	$33,175	$29,594
State income taxes, net of federal benefit	676	1,493	1,191
Domestic production activities deduction	(1,803)	(2,320)	(2,414)
Foreign rate differential	(662)	(1,321)	842
Worthless stock deduction	—	—	(4,100)
U.S. unrecognized tax positions	(290)	181	759
Other	(370)	(317)	435
	$34,261	$30,891	$26,307

Net deferred tax assets (liabilities) consist of the following:

	April 1, 2017	April 2, 2016
Deferred tax assets (liabilities):
Postretirement benefits	$1,018	$1,111
Employee compensation accruals	4,128	3,541
Net operating losses	443	431
Inventory	12,110	13,017
Stock compensation	6,455	6,357
Pension	698	1,549
State tax	1,466	1,672
Other	3,947	3,006
Total gross deferred tax assets	30,265	30,684
Valuation allowance	(919)	(580)
Total deferred tax assets	$29,346	$30,104

Deferred tax liabilities:
Property, plant and equipment	(19,548)	(16,746)
Intangible assets	(21,834)	(16,566)
Total deferred tax liabilities	(41,382)	(33,312)

Total net deferred tax assets (liabilities)	$(12,036)	$(3,208)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on certain state credits and state net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended April 1, 2017 the valuation allowance increased by $339 which pertained to an increase of state credits. For the Company’s fiscal year ended April 2, 2016 the valuation allowance increased by $42 which pertained to an increase of state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At April 1, 2017, the Company has state net operating losses in different jurisdictions at varying amounts up to $8,502, which expire at various dates through 2037. At April 1, 2017, the Company has state credits in different jurisdictions at varying amounts up to $2,524 which will expire at various dates through 2037. At April 1, 2017, the Company has foreign credits in different jurisdictions at varying amounts up to $703 which will expire at various dates through 2037.

A provision has not been made for additional U.S. federal and foreign taxes at April 1, 2017 of approximately $90,182 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, the remission as dividends, loans to the Company, or upon sale or pledging of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended April 1, 2017 and April 2, 2016 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	April 1, 2017	April 2, 2016	March 28, 2015
Balance, beginning of year	$14,297	$5,514	$5,250
Gross (decreases) increases – tax positions taken during a prior period	(488)	248	(139)
Gross increases – tax positions taken during the current period	1,280	8,745	1,805
Reductions due to settlement with taxing authorities	(223)	—	(954)
Reductions due to lapse of the applicable statute of limitations	(1,091)	(210)	(448)
Balance, end of year	$13,775	$14,297	$5,514

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a benefit of $36 and a charge of $182 of interest and penalties on its statement of operations for the fiscal years ended April 1, 2017 and April 2, 2016, respectively. The Company has approximately $864 and $900 of accrued interest and penalties at April 1, 2017 and April 2, 2016, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 31, 2018 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $512.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 29, 2014. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 30, 2013 was effectively settled in fiscal 2016.

15.	Stockholders' Equity

Long-Term Equity Incentive Plans

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

1,139,170 shares of common stock were authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. An amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,139,170 to 1,639,170 was approved by shareholder vote in September 2006. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,639,170 to 2,239,170 was approved by shareholder vote in September 2007. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 2,239,170 to 2,939,170 was approved by shareholder vote in September, 2010. The Company may grant shares of restricted stock to its employees and directors in the future under the plan. The Company’s Compensation Committee will administer the plan. The Company’s Board also has the authority to administer the plan and to take all actions that the Compensation Committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, is set forth consistent with the plan in a written agreement with the grantee.

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

Stock Options. Under the 2005 and 2013 Long-Term Incentive Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2005 Long-Term Incentive Plan any incentive stock option must be exercised within 10 years of the date of grant. Under the 2013 Long-Term Incentive Plan any incentive stock option must be exercised within 7 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of April 1, 2017, there were outstanding options to purchase 316,674 shares of common stock granted under the 2005 Long-Term Incentive Plan, 198,174 of which were exercisable. There were 659,300 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 109,350 of which were exercisable.

Restricted Stock. Under the 2005 and 2013 Long-Term Incentive Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. As of April 1, 2017, there were 30,225 shares of restricted stock outstanding under the 2005 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, there were 288,166 shares of restricted stock outstanding.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the plan. Under the 2005 and 2013 Long-Term Incentive Plans, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised.

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

Amendment and Termination of the Plan. The Board may amend or terminate the 2005 and 2013 Long-Term Incentive Plans at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. The 2005 Long-Term Incentive Plan terminated on the tenth anniversary of its adoption. Subject to the provisions of an Award Agreement, which may be more restrictive, no termination of the Plan shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives theretofore granted under the plan.

A summary of the status of the Company's stock options outstanding as of April 1, 2017 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 2, 2016	1,183,050	$49.88	4.4	$28,118
Awarded	249,750	75.82
Exercised	(456,826)	35.40
Forfeitures	-	-
Outstanding, April 1, 2017	975,974	$63.30	5.2	$32,976

Exercisable, April 1, 2017	307,524	$53.40	3.9	$13,435

The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Dividend yield	0.0%	0.0%	0.0%
Expected weighted-average life (yrs.)	5.0	5.0	4.8
Risk-free interest rate	1.17%	1.70%	1.60%
Expected volatility	28.5%	31.2%	33.2%

The weighted average fair value per share of options granted was $20.58 in fiscal 2017, $22.05 in fiscal 2016 and $20.15 in fiscal 2015.

As of April 1, 2017, there was $10,664 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options that vested in fiscal 2017, 2016 and 2015 was $19,899, $12,126 and $14,350, respectively. The total intrinsic value of options exercised in fiscal 2017, 2016 and 2015 was $21,188, $7,219 and $8,045, respectively.

Of the total awards outstanding at April 1, 2017, 961,903 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $63.27, an intrinsic value of $32,534, and a weighted average contractual term of 5.2 years.

A summary of the status of the Company’s restricted stock outstanding as of April 1, 2017 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, April 2, 2016	288,966	$63.49
Granted	157,500	78.73
Vested	(124,785)	58.39
Forfeitures	(3,290)	63.48
Non-vested, April 1, 2017	318,391	$73.02

The Company recorded $4,895 (net of taxes of $2,877) in compensation in fiscal 2017 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $17,969 at April 1, 2017. This cost is expected to be recognized over a weighted average period of approximately 3.5 years.

16.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through January 2023, with rental expense aggregating $5,548, $5,101 and $3,444 in fiscal 2017, 2016 and 2015, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2017, 2016 and 2015 aggregated $1,656, $1,606 and $1,439, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2018	$6,016
2019	4,860
2020	3,331
2021	2,087
2022	1,736
2023 and thereafter	1,303

As of April 1, 2017, approximately 12% of the Company's hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2017, 2016 and 2015, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2018 or 2019.

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

17.	Other Operating Expense, Net

Other operating expense, net is comprised of the following:

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Loss on impairment or disposition of assets	$63	$—	$511
Plant consolidation and restructuring costs	4,124	1,063	2,554
Acquisition costs	55	5,096	—
Provision for doubtful accounts	96	191	31
Amortization of intangibles	9,272	9,000	1,839
Other (income) expense	(629)	866	867
	$12,981	$16,216	$5,802

18.	Reportable Segments

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

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net External Sales
Plain	$277,700	$270,534	$230,168
Roller	109,483	112,039	128,702
Ball	58,448	53,650	56,464
Engineered Products	169,757	161,249	29,944
	$615,388	$597,472	$445,278
Gross Margin
Plain	$110,215	$103,500	$86,058
Roller	41,678	47,469	50,002
Ball	22,772	21,352	22,501
Engineered Products	54,931	46,457	11,579
	$229,596	$218,778	$170,140
Selling, General and Administrative Expenses
Plain	$23,585	$21,008	$18,741
Roller	6,116	5,958	6,169
Ball	5,657	5,512	5,326
Engineered Products	19,065	19,631	4,018
Corporate	48,499	46,612	41,654
	$102,922	$98,721	$75,908
Operating Income
Plain	$81,063	$73,289	$67,032
Roller	33,821	41,270	40,056
Ball	16,593	15,182	16,584
Engineered Products	30,877	26,970	7,639
Corporate	(48,661)	(52,870)	(42,881)
	$113,693	$103,841	$88,430
Total Assets
Plain	$371,169	$628,531	$474,208
Roller	147,226	286,418	234,377
Ball	55,788	55,675	50,074
Engineered Products	474,339	454,428	49,307
Corporate	60,325	(326,542)	(175,893)
	$1,108,847	$1,098,510	$632,073
Capital Expenditures
Plain	$9,386	$5,984	$7,505
Roller	4,021	4,239	5,433
Ball	2,155	1,457	2,333
Engineered Products	4,591	5,693	1,592
Corporate	741	3,491	4,034
	$20,894	$20,864	$20,897
Depreciation & Amortization
Plain	$9,075	$9,145	$7,012
Roller	4,198	4,008	2,933
Ball	1,836	1,790	1,706
Engineered Products	10,443	9,411	1,974
Corporate	1,820	1,453	1,420
	$27,372	$25,807	$15,045
Geographic External Sales
Domestic	$540,774	$522,405	$374,820
Foreign	74,614	75,067	70,458
	$615,388	$597,472	$445,278

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Geographic Long-Lived Assets
Domestic	$144,389	$145,538	$112,519
Foreign	39,236	39,206	29,130
	$183,625	$184,744	$141,649
Intersegment Sales
Plain	$4,061	$3,973	$3,790
Roller	15,202	18,874	19,618
Ball	1,732	2,475	2,244
Engineered Products	28,955	30,341	29,567
	$49,950	$55,663	$55,219

All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 1, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2017 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 1, 2017.

The effectiveness of our internal control over financial reporting as of April 1, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 31, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RBC Bearings Incorporated

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). RBC Bearings Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RBC Bearings Incorporated maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RBC Bearings Incorporated as of April 1, 2017 and April 2, 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended April 1, 2017, and our report dated May 31, 2017 expressed an unqualified opinion thereon.

.

/s/Ernst & Young LLP

Stamford, Connecticut

May 31, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 1, 2017 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 1, 2017 and April 2, 2016

Consolidated Statements of Operations for the years ended April 1, 2017, April 2, 2016, and March 28, 2015

Consolidated Statements of Comprehensive Income for the years ended April 1, 2017, April 2, 2016, and March 28, 2015

Consolidated Statements of Stockholders’ Equity for the years ended April 1, 2017, April 2, 2016, and March 28, 2015

Consolidated Statements of Cash Flows for the years ended April 1, 2017, April 2, 2016, and March 28, 2015

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

See Financial Statement Schedules under Item 15(c)

(a)	(3)	See Item 15(b) below.

(b)           The Exhibits required by Item 601 of regulation S-K are filed as Exhibits to this Report and indexed below immediately following Item 15(c), which index is incorporated herein by reference.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 31, 2017

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 31, 2017

/s/ Robert M. Sullivan Robert M. Sullivan	Corporate Controller
Date: May 31, 2017

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 31, 2017

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 31, 2017

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 31, 2017

/s/ Dr. Thomas J. O’Brien Dr. Thomas J. O'Brien	Director
Date: May 31, 2017

/s/ Mitchell I. Quain Mitchell I. Quain	Director
Date: May 31, 2017

/s/ Edward D. Stewart Edward D. Stewart	Director
Date: May 31, 2017

