Form 10-Q
period 2017-07-01
RBC Bearings INC
filed 2017-08-08
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2017, RBC Bearings Incorporated had 24,248,269 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	July 1, 2017	April 1, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$45,463	$38,923
Accounts receivable, net of allowance for doubtful accounts of $1,253 at July 1, 2017 and $1,213 at April 1, 2017	112,640	109,700
Inventory	292,435	289,594
Prepaid expenses and other current assets	8,527	9,743
Total current assets	459,065	447,960
Property, plant and equipment, net	185,853	183,625
Goodwill	268,075	268,042
Intangible assets, net of accumulated amortization of $32,562 at July 1, 2017 and $30,191 at April 1, 2017	194,984	196,801
Other assets	12,627	12,419
Total assets	$1,120,604	$1,108,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,516	$34,392
Accrued expenses and other current liabilities	48,596	44,532
Current portion of long-term debt	15,485	14,214
Total current liabilities	101,597	93,138
Deferred income taxes	14,067	12,036
Long-term debt, less current portion	222,380	255,586
Other non-current liabilities	30,875	31,043
Total liabilities	368,919	391,803

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at July 1, 2017 and April 1, 2017; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at July 1, 2017 and April 1, 2017; issued and outstanding shares: 24,944,297 at July 1, 2017 and 24,757,803 at April 1, 2017	249	248
Additional paid-in capital	321,808	312,474
Accumulated other comprehensive loss	(5,182)	(9,823)
Retained earnings	471,646	448,693
Treasury stock, at cost, 690,642 shares at July 1, 2017 and 667,931 shares at April 1, 2017	(36,836)	(34,548)
Total stockholders’ equity	751,685	717,044
Total liabilities and stockholders’ equity	$1,120,604	$1,108,847

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	$163,897	$154,579
Cost of sales	101,988	97,328
Gross margin	61,909	57,251
Operating expenses:
Selling, general and administrative	27,778	25,796
Other, net	2,331	2,234
Total operating expenses	30,109	28,030
Operating income	31,800	29,221
Interest expense, net	2,029	2,293
Other non-operating expense	372	118
Income before income taxes	29,399	26,810
Provision for income taxes	7,590	8,770
Net income	$21,809	$18,040
Net income per common share:
Basic	$0.92	$0.77
Diluted	$0.90	$0.76
Weighted average common shares:
Basic	23,805,138	23,320,579
Diluted	24,189,375	23,626,751

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net income	$21,809	$18,040
Pension and postretirement liability adjustments, net of taxes	196	234
Foreign currency translation adjustments	4,445	(1,429)
Total comprehensive income	$26,450	$16,845

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$21,809	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,745	4,527
Excess tax benefits from stock-based compensation	—	(2,971)
Deferred income taxes	2,031	505
Amortization of intangible assets	2,353	2,213
Amortization of deferred financing costs	356	356
Stock-based compensation	3,228	2,774
Other non-cash charges	1	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,317)	622
Inventory	(1,491)	(3,850)
Prepaid expenses and other current assets	1,166	(1,116)
Other non-current assets	(391)	(452)
Accounts payable	2,956	(3,049)
Accrued expenses and other current liabilities	5,697	3,140
Other non-current liabilities	(334)	(1,519)
Net cash provided by operating activities	39,809	19,212

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,659)	(5,166)
Proceeds from sale of assets	3	10
Net cash used in investing activities	(5,656)	(5,156)

Cash flows from financing activities:
Repayments of revolving credit facility	(30,000)	(17,500)
Repayments of term loans	(2,500)	(2,500)
Payments of notes payable	(120)	(120)
Exercise of stock options	6,107	4,659
Excess tax benefits from stock-based compensation	—	2,971
Repurchase of common stock	(2,288)	(3,426)
Net cash used in financing activities	(28,801)	(15,916)

Effect of exchange rate changes on cash	1,188	(87)

Cash and cash equivalents:
Increase (decrease) during the period	6,540	(1,947)
Cash, at beginning of period	38,923	39,208
Cash, at end of period	$45,463	$37,261

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The April 1, 2017 fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

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

The results of operations for the three month period ended July 1, 2017 are not necessarily indicative of the operating results for the entire fiscal year ending March 31, 2018. The three month periods ended July 1, 2017 and July 2, 2016 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended July 1, 2017, 2.0% of the Company’s total net sales were recognized under Ship-In-Place transactions.

Adoption of Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, in an effort to improve the presentation of these costs within the income statement. Under current GAAP, all components of both net periodic pension cost and net periodic postretirement cost are included within selling, general and administrative costs on the income statement. This ASU would require entities to include only the service cost component within selling, general and administrative costs whereas all other components would be included within other non-operating expense. In addition, only the service cost component would be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard on April 2, 2017. As a result of the adoption, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $2.3 million for the first three months of fiscal 2018. Prior to adoption, these amounts would have been recorded as an increase to additional paid-in capital. This change may create volatility in the Company’s effective tax rate. The adoption of this standard also resulted in a cumulative effect change to opening retained earnings of $1.1 million for previously unrecognized excess tax benefits.

In addition, the Company will prospectively classify all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, as cash flows from operating activities in the statement of cash flows. Prior to the adoption of this standard, these were shown as cash inflows from financing activities and cash outflows from operating activities.

The adoption of the ASU also resulted in the Company removing the excess tax benefits from the assumed proceeds available to repurchase shares when calculating diluted earnings per share on a prospective basis. The revised calculation increased the diluted weighted average common shares outstanding by approximately 0.1 million shares in the period of adoption. The Company also made an accounting policy election to continue to estimate forfeitures as it did prior to adoption.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires the company to measure inventory using the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU applies to companies measuring inventory using methods other than the last-in, first-out (LIFO) and retail inventory methods, including but not limited to the first-in, first-out (FIFO) or average costing methods. The Company adopted this ASU on a prospective basis on April 2, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between U.S. GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB’s decision to approve a one-year delay in implementation, the new standard is now effective for the Company in fiscal 2019, with early adoption permitted, but not earlier than fiscal 2018. The Company has not yet determined which adoption method it will use but is currently anticipating using the modified retrospective method with a final decision to be determined based on the results of its assessment, once completed.

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

1. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 1, 2017	$(3,942)	$(5,881)	$(9,823)
Other comprehensive income before reclassifications	4,445	—	4,445
Amounts reclassified from accumulated other comprehensive income	—	196	196
Net current period other comprehensive income	4,445	196	4,641
Balance at July 1, 2017	$503	$(5,685)	$(5,182)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 1, 2017	July 2, 2016

Net income	$21,809	$18,040

Denominator for basic net income per common share—weighted-average shares outstanding	23,805,138	23,320,579
Effect of dilution due to employee stock awards	384,237	306,172
Denominator for diluted net income per common share — weighted-average shares outstanding	24,189,375	23,626,751

Basic net income per common share	$0.92	$0.77

Diluted net income per common share	$0.90	$0.76

At July 1, 2017, 221,500 employee stock options have been excluded from the calculation of diluted earnings per share. At July 2, 2016, 217,250 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

The adoption of ASU 2016-09 on April 2, 2017 resulted in the Company removing the excess tax benefits from the assumed proceeds available to repurchase shares when calculating diluted earnings per share on a prospective basis. The revised calculation increased the diluted weighted average common shares outstanding by 87,089 shares in the period of adoption.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	July 1, 2017	April 1, 2017
Raw materials	$34,576	$35,364
Work in process	81,128	79,048
Finished goods	176,731	175,182
	$292,435	$289,594

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
April 1, 2017	$16,007	$79,597	$5,623	$166,815	$268,042
Translation adjustments	—	—	—	33	33
July 1, 2017	$16,007	$79,597	$5,623	$166,848	$268,075

Intangible Assets

		July 1, 2017		April 1, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$53,952	$7,031	$53,869	$6,465
Customer relationships and lists	24	107,899	13,397	107,864	12,308
Trade names	10	19,956	5,639	19,923	5,137
Distributor agreements	5	722	722	722	722
Patents and trademarks	15	9,191	4,296	8,803	4,130
Domain names	10	437	397	437	386
Other	5	1,189	1,080	1,174	1,043
		193,346	32,562	192,792	30,191
Non-amortizable repair station certifications	n/a	34,200	—	34,200	—
Total		$227,546	$32,562	$226,992	$30,191

Amortization expense for definite-lived intangible assets for the three months ended July 1, 2017 and July 2, 2016 was $2,353 and $2,213, respectively. Estimated amortization expense for the remaining nine months of fiscal 2018, the five succeeding fiscal years and thereafter is as follows:

2018	$6,982
2019	9,153
2020	9,046
2021	8,994
2022	8,878
2023	8,791
2024 and thereafter	108,940

6.        Debt

The balances payable under all borrowing facilities are as follows:

	July 1, 2017	April 1, 2017
Revolver and term loan facilities	$234,500	$267,000
Debt issuance costs	(4,036)	(4,392)
Other	7,401	7,192
Total debt	237,865	269,800
Less: current portion	15,485	14,214
Long-term debt	$222,380	$255,586

The current portion of long-term debt as of both July 1, 2017 and April 1, 2017 includes the current portion of the Schaublin mortgage and the current portion of the Revolver and Term Loan Facilities.

Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a new credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 Term Loan and (b) a $350,000 Revolver and together with the Term Loan (the “Facilities”). The Facilities expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.25% for base rate loans and 1.25% for LIBOR rate loans. As of July 1, 2017, there was $54,500 outstanding under the Revolver and $180,000 outstanding under the Term Loan, offset by $4,036 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of July 1, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,840 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 1, 2017, RBCA has the ability to borrow up to an additional $291,660 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of July 1, 2017 was 7,091 CHF, or $7,401.

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

The effective income tax rates for the three month periods ended July 1, 2017 and July 2, 2016, were 25.8% and 32.7%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities, and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate.

The effective income tax rate for the three month period ended July 1, 2017 of 25.8% includes discrete items of $2,322 primarily comprised of the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and items associated with the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three month period ended July 1, 2017 would have been 33.7%. The effective income tax rate for the three month period ended July 2, 2016 of 32.7% includes discrete items of $215 primarily comprised of items associated with the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three month period ended July 2, 2016 would have been 33.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $531.

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

	Three Months Ended

	July 1, 2017	July 2, 2016
Net External Sales
Plain	$72,653	$70,450
Roller	31,413	27,834
Ball	15,780	13,710
Engineered Products	44,051	42,585
	$163,897	$154,579
Gross Margin
Plain	$28,376	$26,554
Roller	12,755	12,289
Ball	6,175	5,304
Engineered Products	14,603	13,104
	$61,909	$57,251
Selling, General & Administrative Expenses
Plain	$6,449	$5,990
Roller	1,571	1,441
Ball	1,615	1,462
Engineered Products	5,277	4,893
Corporate	12,866	12,010
	$27,778	$25,796
Operating Income
Plain	$21,161	$19,763
Roller	11,183	10,788
Ball	4,495	3,714
Engineered Products	8,217	6,947
Corporate	(13,256)	(11,991)
	$31,800	$29,221
Geographic External Sales
Domestic	$143,026	$135,177
Foreign	20,871	19,402
	$163,897	$154,579
Intersegment Sales
Plain	$1,156	$1,213
Roller	3,409	3,984
Ball	528	515
Engineered Products	8,173	7,517
	$13,266	$13,229

All intersegment sales are eliminated in consolidation.

9. Integration and Restructuring of Industrial Operations

In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company exited a few smaller product offerings and consolidated two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7,060 associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7,060 charge includes $3,215 of inventory rationalization costs, $261 in impairment of intangibles, $2,402 loss on fixed assets disposals, and $1,182 exit obligation associated with a building operating lease. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the Other, Net category of the income statement. The pre-tax charge of $7,060 was offset with a tax benefit of approximately $2,222. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; and (x) we may not pay cash dividends in the foreseeable future; (y) retirement of commercial aircraft could reduce our revenues, and (z) we may not achieve satisfactory operating results in the integration of acquired companies. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 1, 2017. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 45 facilities, of which 36 are manufacturing facilities in six countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision engineered bearings and components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors and sales to OEMs for replacement products and aftermarket services. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

Outlook

Our net sales for the three month period ended July 1, 2017 increased 6.0% compared to the same period last fiscal year. Our aerospace markets increased 2.8% and the industrial markets increased 12.1%. Our backlog, as of July 1, 2017, was $380.5 million compared to $352.6 million as of July 2, 2016.

Management believes that operating cash flows and available credit under the Facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of July 1, 2017, we had cash and cash equivalents of $45.5 million of which approximately $35.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
Total net sales	$163.9	$154.6	$9.3	6.0%

Net income	$21.8	$18.0	$3.8	20.9%

Net income per common share: diluted	$0.90	$0.76
Weighted average common shares: diluted	24,189,375	23,626,751

Our net sales for the three month period ended July 1, 2017 increased 6.0% compared to the same period last fiscal year. The increase in net sales was a result of a 2.8% increase in our aerospace markets and a 12.1% increase in the industrial markets. The increase in aerospace sales was mainly due to a 1.6% increase in aerospace OEM and a 7.9% increase in aerospace aftermarket and distribution. The increase in industrial sales was mostly driven by continued improvement in the mining, semiconductor, energy and general industrial markets.

Net income for the first quarter of fiscal 2018 was $21.8 million compared to $18.0 million for the same period last year. Net income for the first quarter of fiscal 2018 was affected by the after tax impact of $0.2 million in foreign exchange loss and a $2.3 million tax benefit resulting from the adoption of ASU No. 2016-09. Net income for the first quarter of fiscal 2017 was affected by the after tax impact of $0.3 million in acquisition costs offset by $0.2 million of discrete tax benefit.

Gross Margin

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Gross Margin	$61.9	$57.3	$4.6	8.1%
Gross Margin %	37.8%	37.0%

Gross margin increased $4.6 million, or 8.1%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Gross margin for the first quarter of fiscal 2017 was affected by the unfavorable impact of $0.4 million of acquisition related items. This increase was primarily driven by volume and cost efficiencies achieved during the period.

Selling, General and Administrative

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

SG&A	$27.8	$25.8	$2.0	7.7%
% of net sales	16.9%	16.7%

SG&A expenses increased by $2.0 million to $27.8 million for the first quarter of fiscal 2018 compared to the same period last year. As a percentage of sales, SG&A was 16.9% for the first quarter of fiscal 2018 compared to 16.7% for the same period last year. The increase was primarily due to higher personnel related expenses of $1.3 million, $0.5 million of additional incentive stock compensation and other items of $0.2 million.

Other, Net

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Other, net	$2.3	$2.2	$0.1	4.3%
% of net sales	1.4%	1.4%

Other operating expenses for the first quarter of fiscal 2018 totaled $2.3 million compared to $2.2 million for the same period last year. For the first quarter of fiscal 2018, other operating expenses were comprised mainly of $2.4 million of amortization of intangible assets offset by $0.1 million of rental income. Other operating expenses last year consisted primarily of $2.2 million of amortization of intangibles.

Interest Expense, Net

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Interest expense, net	$2.0	$2.3	$(0.3)	(11.5)%
% of net sales	1.2%	1.5%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net, was $2.0 million for the first quarter of fiscal 2018 compared to $2.3 million for the same period last year.

Income Taxes

	Three Months Ended
	July 1, 2017	July 2, 2016

Income tax expense	$7.6	$8.8
Effective tax rate	25.8%	32.7%

Income tax expense for the three month period ended July 1, 2017 was $7.6 million compared to $8.8 million for the three month period ended July 2, 2016. Our effective income tax rate for the three month period ended July 1, 2017 was 25.8% compared to 32.7% for the three month period ended July 2, 2016. The effective income tax rate for the three month period ended July 1, 2017 of 25.8% includes a benefit of $2.3 million which is substantially comprised of the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without these items for the three month period ended July 1, 2017 would have been 33.7%. The effective income tax rate for the three month period ended July 2, 2016 of 32.7% includes immaterial discrete benefit of $0.2 million which is substantially comprised of the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without discrete items for the three month period ended July 2, 2016 would have been 33.5%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Total net sales	$72.7	$70.5	$2.2	3.1%

Gross margin	$28.4	$26.6	$1.8	6.9%
Gross margin %	39.1%	37.7%

SG&A	$6.5	$6.0	$0.5	7.7%
% of segment net sales	8.9%	8.5%

Net sales increased $2.2 million, or 3.1%, for the three months ended July 1, 2017 compared to the same period last year. The 3.1% increase was primarily driven by an increase of 5.2% in our aerospace markets offset by a decrease of 2.6% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket. The decrease in industrial sales was mostly driven by OEM sales associated with military land vehicles.

Gross margin as a percentage of sales increased to 39.1% for the first quarter of fiscal 2018 compared to 37.7% for the same period last year. The increase was primarily due to increased volume as well as cost efficiencies achieved during the period.

Roller Bearing Segment:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Total net sales	$31.4	$27.8	$3.6	12.9%

Gross margin	$12.8	$12.3	$0.5	3.8%
Gross margin %	40.6%	44.2%

SG&A	$1.6	$1.4	$0.2	9.0%
% of segment net sales	5.0%	5.2%

Net sales increased $3.6 million, or 12.9%, for the three months ended July 1, 2017 compared to the same period last year. Our industrial markets increased 25.6% while our aerospace markets increased by 2.7%. The increase in industrial sales was due to mining and improvement in the energy market. The increase in aerospace was driven by the defense OEM market.

Gross margin for the three months ended July 1, 2017 was $12.8 million, or 40.6% of sales, compared to $12.3 million, or 44.2%, in the comparable period in fiscal 2017. This decrease in the gross margin percentage was primarily due to the impact of product mix.

Ball Bearing Segment:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Total net sales	$15.8	$13.7	$2.1	15.1%

Gross margin	$6.2	$5.3	$0.9	16.4%
Gross margin %	39.1%	38.7%

SG&A	$1.6	$1.5	$0.1	10.5%
% of segment net sales	10.2%	10.7%

Net sales increased $2.1 million, or 15.1%, for the first quarter of fiscal 2018 compared to the same period last year. Our industrial markets increased 28.0% while our aerospace markets decreased 13.8%. The increase in industrial was primarily due to industrial OEM and distribution associated with the semiconductor and general industrial markets. The decrease in aerospace sales was primarily driven by the commercial aerospace OEM market.

Gross margin as a percentage of sales increased to 39.1% for the first quarter of fiscal 2018 compared to 38.7% for the same period last year. The increase was primarily due to volume and material cost efficiencies achieved during the period.

Engineered Products Segment:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

Total net sales	$44.1	$42.6	$1.5	3.4%

Gross margin	$14.6	$13.1	$1.5	11.4%
Gross margin %	33.2%	30.8%

SG&A	$5.3	$4.9	$0.4	7.8%
% of segment net sales	12.0%	11.5%

Net sales increased $1.5 million, or 3.4%, for the first three months of fiscal 2018 compared to the same period last year. Our industrial markets increased 8.8% while our aerospace markets increased 1.0%. The increase in industrial sales was driven by marine and collet markets. The increase in aerospace sales was mainly due to the commercial aerospace aftermarket and defense OEM.

Gross margin as a percentage of sales increased to 33.2% for the first quarter of fiscal 2018 compared to 30.8% for the same period last year. Gross margin for the first quarter of fiscal 2017 was affected by $0.3 million of acquisition related costs. This increase was primarily attributable to volume and product mix.

Corporate:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change

SG&A	$12.9	$12.0	$0.9	7.1%
% of total net sales	7.9%	7.8%

Corporate SG&A increased for the first quarter of fiscal 2018 compared to the same period last year. This was primarily due to an increase of $0.5 million in stock compensation expenses and $0.4 million in personnel related expenses.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth in part through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of July 1, 2017, we had cash and cash equivalents of $45.5 million of which approximately $35.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a new credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million Term Loan and (b) a $350.0 million Revolver and together with the Term Loan (the “Facilities”). The Facilities expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.25% for base rate loans and 1.25% for LIBOR rate loans. As of July 1, 2017, there was $54.5 million outstanding under the Revolver and $180.0 million outstanding under the Term Loan, offset by $4.0 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of July 1, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3.8 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of July 1, 2017, RBCA has the ability to borrow up to an additional $291.7 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of July 1, 2017 was 7.1 million CHF, or $7.4 million.

Cash Flows

Three Month Period Ended July 1, 2017 Compared to the Three Month Period Ended July 2, 2016

The following table summarizes our cash flow activities:

	FY18	FY17	$ Change
Net cash provided by (used in):
Operating activities	$39.8	$19.2	$20.6
Investing activities	(5.7)	(5.2)	(0.5)
Financing activities	(28.8)	(15.9)	(12.9)
Effect of exchange rate changes on cash	1.2	(0.1)	1.3
Increase (decrease) in cash and cash equivalents	$6.5	$(2.0)	$8.5

During fiscal 2018, we generated cash of $39.8 million from operating activities compared to generating cash of $19.2 million for fiscal 2017. The increase of $20.6 million for fiscal 2018 was mainly a result of the favorable impact of the net change in operating assets and liabilities of $11.5 million, non-cash charges of $5.3 million and an increase in net income of $3.8 million. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by an increase in deferred taxes of $1.5 million, additional $0.5 million of stock-based compensation charges, $0.2 million of additional depreciation, $0.1 million of additional amortization of intangible assets, and $3.0 million from the adoption of ASU 2016-09, which no longer requires the reclassification of the excess tax impact from stock-based compensation from operating to financing activities.

The following chart summarizes the favorable change in operating assets and liabilities of $11.5 million for fiscal 2018 versus fiscal 2017 and the unfavorable change of $(7.1) million for fiscal 2017 versus fiscal 2016.

	FY18	FY17
Cash provided by (used in):
Accounts receivable	$(2.9)	$0.7
Inventory	2.3	(0.6)
Prepaid expenses and other current assets	2.3	1.9
Other non-current assets	0.1	0.6
Accounts payable	6.0	(4.0)
Accrued expenses and other current liabilities	2.5	(2.3)
Other non-current liabilities	1.2	(3.4)
Total change in operating assets and liabilities:	$11.5	$(7.1)

During fiscal 2018, we used $5.7 million for investing activities as compared to $5.2 million for fiscal 2017. This increase was attributable to an increase of $0.5 million in capital expenditures as compared to the first quarter of fiscal 2017.

During fiscal 2018, we used $28.8 million from financing activities compared to using $15.9 million for fiscal 2017. This increase in cash used was primarily attributable to the payment of $30.0 million on the revolving credit facility and $2.5 million on the term loan during the first quarter of fiscal 2018 as compared to $17.5 million and $2.5 million respectively during the same period of fiscal 2017.

Capital Expenditures

Our capital expenditures were $5.7 million for the three month period ended July 1, 2017. In addition, we expect to make additional capital expenditures of $25.0 to $30.0 million during fiscal 2018 in connection with our existing business. We expect to fund fiscal 2018 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of July 1, 2017:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$241,901	$15,485	$220,472	$970	$4,974
Operating leases	20,326	6,177	8,985	3,902	1,262
Interest on debt(2)	17,284	5,876	10,333	319	756
Pension and postretirement benefits	18,944	1,829	3,818	3,869	9,428
Total contractual cash obligations	$298,455	$29,367	$243,608	$9,060	$16,420

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $14.2 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at July 1, 2017.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2017 Annual Report, incorporated by reference in our fiscal 2017 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2018.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2018 and fiscal 2017, respectively. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of July 1, 2017, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2017, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended July 1, 2017. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2017.

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

Total share repurchases for the three months ended July 1, 2017 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/2/2017 – 04/29/2017	3,378	$95.10	3,378	$25,514
04/30/2017 – 05/27/2017	1,324	100.90	1,324	25,380
05/28/2017 – 07/1/2017	18,009	101.81	18,009	$23,546
Total	22,711	$100.76	22,711

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 8, 2017

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operations Officer
	Date:	August 8, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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