Form 10-Q
period 2017-09-30
RBC Bearings INC
filed 2017-11-03
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐ No ☒

As of October 24, 2017, RBC Bearings Incorporated had 24,245,194 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2017	April 1, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$42,885	$38,923
Accounts receivable, net of allowance for doubtful accounts of $1,465 at September 30, 2017 and $1,213 at April 1, 2017	109,688	109,700
Inventory	297,259	289,594
Prepaid expenses and other current assets	8,027	9,743
Total current assets	457,859	447,960
Property, plant and equipment, net	186,703	183,625
Goodwill	268,123	268,042
Intangible assets, net of accumulated amortization of $34,302 at September 30, 2017 and $30,191 at April 1, 2017	187,988	196,801
Other assets	13,973	12,419
Total assets	$1,114,646	$1,108,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,544	$34,392
Accrued expenses and other current liabilities	42,626	44,532
Current portion of long-term debt	16,727	14,214
Total current liabilities	97,897	93,138
Deferred income taxes	12,022	12,036
Long-term debt, less current portion	203,501	255,586
Other non-current liabilities	31,906	31,043
Total liabilities	345,326	391,803

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 30, 2017 and April 1, 2017; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 30, 2017 and April 1, 2017; issued and outstanding shares: 24,948,512 at September 30, 2017 and 24,757,803 at April 1, 2017	249	248
Additional paid-in capital	325,517	312,474
Accumulated other comprehensive loss	(5,011)	(9,823)
Retained earnings	486,469	448,693
Treasury stock, at cost, 701,068 shares at September 30, 2017 and 667,931 shares at April 1, 2017	(37,904)	(34,548)
Total stockholders’ equity	769,320	717,044
Total liabilities and stockholders’ equity	$1,114,646	$1,108,847

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$164,317	$153,943	$328,214	$308,522
Cost of sales	102,506	97,212	204,494	194,540
Gross margin	61,811	56,731	123,720	113,982
Operating expenses:
Selling, general and administrative	27,595	25,188	55,373	50,984
Other, net	8,938	1,989	11,269	4,223
Total operating expenses	36,533	27,177	66,642	55,207
Operating income	25,278	29,554	57,078	58,775
Interest expense, net	1,914	2,255	3,943	4,548
Other non-operating expense	64	149	436	267
Income before income taxes	23,300	27,150	52,699	53,960
Provision for income taxes	8,477	8,922	16,067	17,692
Net income	$14,823	$18,228	$36,632	$36,268
Net income per common share:
Basic	$0.62	$0.78	$1.53	$1.55
Diluted	$0.61	$0.77	$1.51	$1.53
Weighted average common shares:
Basic	23,946,360	23,470,650	23,875,749	23,395,614
Diluted	24,309,593	23,712,717	24,250,740	23,670,000

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$14,823	$18,228	$36,632	$36,268
Pension and postretirement liability adjustments, net of taxes	196	233	392	467
Foreign currency translation adjustments	(25)	(376)	4,420	(1,805)
Total comprehensive income	$14,994	$18,085	$41,444	$34,930

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$36,632	$36,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,500	9,109
Excess tax benefits from stock-based compensation	—	(3,019)
Deferred income taxes	874	991
Amortization of intangible assets	4,738	4,590
Amortization of deferred financing costs	712	712
Stock-based compensation	6,630	5,952
Other non-cash charges	20	41
Gain on acquisition	—	(293)
Impairment charges	5,577	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	396	(1,090)
Inventory	(6,804)	(5,720)
Prepaid expenses and other current assets	1,674	(1,937)
Other non-current assets	(2,371)	(1,527)
Accounts payable	4,054	(399)
Accrued expenses and other current liabilities	(156)	(3,943)
Other non-current liabilities	2,486	(1,222)
Net cash provided by operating activities	63,962	38,513

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,667)	(9,621)
Proceeds from sale of assets	18	16
Business acquisition	—	(651)
Net cash used in investing activities	(12,649)	(10,256)

Cash flows from financing activities:
Repayments of revolving credit facility	(44,000)	(29,000)
Repayments of term loans	(6,250)	(5,000)
Payments of notes payable	(239)	(239)
Exercise of stock options	6,414	4,778
Excess tax benefits from stock-based compensation	—	3,019
Repurchase of common stock	(3,356)	(3,530)
Net cash used in financing activities	(47,431)	(29,972)

Effect of exchange rate changes on cash	80	(31)

Cash and cash equivalents:
Increase (decrease) during the period	3,962	(1,746)
Cash, at beginning of period	38,923	39,208
Cash, at end of period	$42,885	$37,462

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

The results of operations for the three month period ended September 30, 2017 are not necessarily indicative of the operating results for the entire fiscal year ending March 31, 2018. The three month periods ended September 30, 2017 and October 1, 2016 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete. In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement. For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended September 30, 2017, 2.1% of the Company’s total net sales were recognized under Ship-In-Place transactions.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard on April 2, 2017. As a result of the adoption, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $2.7 million for the first six months of fiscal 2018. Prior to adoption, these amounts would have been recorded as an increase to additional paid-in capital. This change may create volatility in the Company’s effective tax rate. The adoption of this standard also resulted in a cumulative effect change to opening retained earnings of $1.1 million for previously unrecognized excess tax benefits.

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

The guidance permits use of either a retrospective or cumulative effect transition method. Based upon the FASB’s decision to approve a one-year delay in implementation, the new standard is now effective for the Company in fiscal 2019, with early adoption permitted, but not earlier than fiscal 2018. The Company has concluded it will utilize the modified retrospective method upon adopting this standard.

The Company is currently assessing the impact of the new standard on its business by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The assessment phase of the project has identified potential accounting and disclosure differences that may arise from the application of the new standard. The Company is in the process of reviewing individual contracts and performing a deeper analysis of the impacts of the new standard. The Company has made significant progress on its contract reviews and expects to finalize its evaluation of these and other potential differences that may result from applying the new standard to its contracts with customers in fiscal 2018. The Company will provide updates on its progress in future filings.

1. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 1, 2017	$(3,942)	$(5,881)	$(9,823)
Other comprehensive income before reclassifications	4,420	—	4,420
Amounts reclassified from accumulated other comprehensive income	—	392	392
Net current period other comprehensive income	4,420	392	4,812
Balance at September 30, 2017	$478	$(5,489)	$(5,011)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net income	$14,823	$18,228	$36,632	$36,268

Denominator for basic net income per common share—weighted-average shares outstanding	23,946,360	23,470,650	23,875,749	23,395,614
Effect of dilution due to employee stock awards	363,233	242,067	374,991	274,386
Denominator for diluted net income per common share — weighted-average shares outstanding	24,309,593	23,712,717	24,250,740	23,670,000

Basic net income per common share	$0.62	$0.78	$1.53	$1.55

Diluted net income per common share	$0.61	$0.77	$1.51	$1.53

At September 30, 2017, 171,500 employee stock options have been excluded from the calculation of diluted earnings per share. At October 1, 2016, 400,750 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	September 30, 2017	April 1, 2017
Raw materials	$36,597	$35,364
Work in process	83,242	79,048
Finished goods	177,420	175,182
	$297,259	$289,594

5. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total

April 1, 2017	$16,007	$79,597	$5,623	$166,815	$268,042
Translation adjustments	—	—	—	81	81
September 30, 2017	$16,007	$79,597	$5,623	$166,896	$268,123

Intangible Assets

		September 30, 2017		April 1, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$7,294	$53,869	$6,465
Customer relationships and lists	24	106,583	14,355	107,864	12,308
Trade names	10	18,734	5,834	19,923	5,137
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	9,379	4,481	8,803	4,130
Domain names	10	437	408	437	386
Other	6	1,357	1,208	1,174	1,043
		188,090	34,302	192,792	30,191
Non-amortizable repair station certifications	n/a	34,200	—	34,200	—
Total		$222,290	$34,302	$226,992	$30,191

Amortization expense for definite-lived intangible assets for the six month periods ended September 30, 2017 and October 1, 2016 was $4,738 and $4,590, respectively. Estimated amortization expense for the remaining six months of fiscal 2018, the five succeeding fiscal years and thereafter is as follows:

2018	$4,523
2019	8,855
2020	8,747
2021	8,696
2022	8,579
2023	8,494
2024 and thereafter	105,894

6.  Debt

The balances payable under all borrowing facilities are as follows:

	September 30, 2017	April 1, 2017
Revolver and term loan facilities	$216,750	$267,000
Debt issuance costs	(3,680)	(4,392)
Other	7,158	7,192
Total debt	220,228	269,800
Less: current portion	16,727	14,214
Long-term debt	$203,501	$255,586

The current portion of long-term debt as of both September 30, 2017 and April 1, 2017 includes the current portion of the Schaublin mortgage and the current portion of the Term Loan Facilities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of September 30, 2017, there was $40,500 outstanding under the Revolver and $176,250 outstanding under the Term Loan, offset by $3,680 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 30, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,840 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 30, 2017, RBCA has the ability to borrow up to an additional $305,660 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of September 30, 2017 was 6,975 CHF, or $7,158.

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

The effective income tax rates for the three month periods ended September 30, 2017 and October 1, 2016, were 36.4% and 32.9%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities, and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate.

The effective income tax rate for the three month period ended September 30, 2017 of 36.4% was impacted by approximately $917 of benefit associated with restructuring and integration activities, $405 of benefit associated with the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and $134 of other discrete benefits related to state tax filing positions. The effective income tax rate for the three month period ended October 1, 2016 of 32.9% includes immaterial discrete items of $33. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $531.

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

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net External Sales
Plain	$72,392	$68,835	$145,045	$139,285
Roller	32,317	26,795	63,730	54,629
Ball	16,480	14,569	32,260	28,279
Engineered Products	43,128	43,744	87,179	86,329
	$164,317	$153,943	$328,214	$308,522
Gross Margin
Plain	$27,728	$26,603	$56,104	$53,157
Roller	12,897	11,496	25,652	23,785
Ball	6,740	5,183	12,915	10,487
Engineered Products	14,446	13,449	29,049	26,553
	$61,811	$56,731	$123,720	$113,982
Selling, General & Administrative Expenses
Plain	$6,323	$5,825	$12,772	$11,815
Roller	1,641	1,526	3,212	2,967
Ball	1,680	1,317	3,295	2,779
Engineered Products	5,122	4,413	10,399	9,306
Corporate	12,829	12,107	25,695	24,117
	$27,595	$25,188	$55,373	$50,984
Operating Income
Plain	$20,662	$19,867	$41,823	$39,630
Roller	11,236	10,406	22,419	21,194
Ball	5,020	3,724	9,515	7,438
Engineered Products	805	7,786	9,022	14,733
Corporate	(12,445)	(12,229)	(25,701)	(24,220)
	$25,278	$29,554	$57,078	$58,775
Geographic External Sales
Domestic	$144,997	$135,240	$288,023	$270,417
Foreign	19,320	18,703	40,191	38,105
	$164,317	$153,943	$328,214	$308,522
Intersegment Sales
Plain	$1,397	$889	$2,553	$2,102
Roller	2,884	4,264	6,293	8,248
Ball	624	326	1,152	841
Engineered Products	7,848	6,899	16,021	14,416
	$12,753	$12,378	$26,019	$25,607

All intersegment sales are eliminated in consolidation.

9. Integration and Restructuring of Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5,577 associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5,577 charge includes a $1,337 impairment of fixed assets and a $5,157 impairment of intangible assets offset by a $917 tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks.

In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company exited a few smaller product offerings and consolidated two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7,060 associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7,060 charge includes $3,215 of inventory rationalization costs, $261 in impairment of intangibles, $2,402 loss on fixed assets disposals, and $1,182 exit obligation associated with a building operating lease. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the “Other, net” category of the income statement. The pre-tax charge of $7,060 was offset with a tax benefit of approximately $2,222. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision engineered bearings and components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors and sales to OEMs for replacement products and aftermarket services. We will increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

Outlook

Our net sales for the three month period ended September 30, 2017 increased 6.7% compared to the same period last fiscal year. Our industrial markets increased 22.9% while the aerospace markets decreased 1.2%. Our backlog, as of September 30, 2017, was $390.2 million compared to $341.8 million as of October 1, 2016.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of September 30, 2017, we had cash and cash equivalents of $42.9 million of which approximately $37.9 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change
Total net sales	$164.3	$153.9	$10.4	6.7%

Net income	$14.8	$18.2	$(3.4)	(18.7)%

Net income per common share: diluted	$0.61	$0.77
Weighted average common shares: diluted	24,309,593	23,712,717

Our net sales for the three month period ended September 30, 2017 increased 6.7% compared to the same period last fiscal year. The overall increase in net sales was a result of a 22.9% increase in our industrial markets partially offset by a decrease of 1.2% in our aerospace markets. The increase in industrial was a result of strong performance in marine, mining, semicon, energy, and general industrial activity. The decline in aerospace sales was mainly due to timing on commercial OEM.

Net income for the second quarter of fiscal 2018 was $14.8 million compared to $18.2 million for the same period last year. Net income of $14.8 million in the second quarter of fiscal 2018 was affected by restructuring and integration costs of $5.6 million, a $0.4 million tax benefit related to the adoption of ASU 2016-09, and $0.1 million of discrete tax benefits. Net income for the second quarter of fiscal 2017 was affected by $0.2 million of costs related to restructuring and discrete tax expense.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change
Total net sales	$328.2	$308.5	$19.7	6.4%

Net income	$36.6	$36.3	$0.3	1.0%

Net income per common share: diluted	$1.51	$1.53
Weighted average common shares: diluted	24,250,740	23,670,000

Net sales increased $19.7 million or 6.4% for the six month period ended September 30, 2017 over the same period last year. The increase in net sales was mainly the result of a 17.3% increase in industrial sales and an increase of 0.8% in aerospace sales. The increase in industrial sales was mostly attributable to an increase in marine, mining, semicon, energy, and general industrial activity. The increase in aerospace was primarily driven by defense OEM.

Net income for the six months ended September 30, 2017 was $36.6 million compared to $36.3 million for the same period last year. The net income of $36.6 million in fiscal 2018 was affected by restructuring and integration costs of $5.6 million, a $2.7 million tax benefit related to the adoption of ASU 2016-09, and $0.2 million of discrete tax benefits. Net income for the first six months of fiscal 2017 was affected by $0.3 million in costs associated with the Sargent acquisition and $0.1 million in costs related to restructuring offset by $0.2 million of discrete tax benefit.

Gross Margin

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Gross Margin	$61.8	$56.7	$5.1	9.0%
Gross Margin %	37.6%	36.9%

Gross margin increased $5.1 million, or 9.0%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. This was mainly driven by higher sales during the current period.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Gross Margin	$123.7	$114.0	$9.7	8.5%
Gross Margin %	37.7%	36.9%

Gross margin increased $9.7 million or 8.5% for the first six months of fiscal 2018 compared to the same period last year. Gross margin for the first six months of fiscal 2017 was affected by the unfavorable impact of $0.4 million of inventory purchase accounting associated with the Sargent acquisition. The increase year over year is primarily a result of higher sales during the period.

Selling, General and Administrative

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

SG&A	$27.6	$25.2	$2.4	9.6%
% of net sales	16.8%	16.4%

SG&A expenses increased by $2.4 million to $27.6 million for the second quarter of fiscal 2018 as compared to $25.2 million for the second quarter of fiscal 2017. This increase was mainly driven by $1.9 million of personnel related expenses, $0.2 million of additional stock compensation expense and $0.3 million of other costs. As a percentage of sales, SG&A was 16.8% for the second quarter of fiscal 2018 compared to 16.4% for the same period last year.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

SG&A	$55.4	$51.0	$4.4	8.6%
% of net sales	16.9%	16.5%

SG&A expenses increased by $4.4 million to $55.4 million for the first six months of fiscal 2018 compared to $51.0 million for the same period last year. This increase is primarily due to $3.3 million of personnel related expenses, $0.7 million of additional stock compensation and $0.4 million of other costs.

Other, Net

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Other, net	$8.9	$2.0	$6.9	349.4%
% of net sales	5.4%	1.3%

Other operating expenses for the second quarter of fiscal 2018 totaled $8.9 million compared to $2.0 million for the same period last year. For the second quarter of fiscal 2018 other operating expenses were comprised mainly of $6.5 million of integration and restructuring costs and $2.4 million of amortization of intangible assets. For the second quarter of fiscal 2017 other operating expenses were comprised mainly of $2.4 million of amortization of intangible assets offset by $0.4 million of other income.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Other, net	$11.3	$4.2	$7.1	166.8%
% of net sales	3.4%	1.4%

Other operating expenses for the first six months of fiscal 2018 totaled $11.3 million compared to $4.2 million for the same period last year. For the first six months of fiscal 2018 other operating expenses were comprised mainly of $6.5 million of integration and restructuring costs, $4.7 million of amortization of intangible assets, and $0.1 million of other costs. For the first six months of fiscal 2017 other operating expenses were comprised mainly of $4.6 million in amortization of intangibles offset by $0.4 million of other income.

Interest Expense, Net

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Interest expense, net	$1.9	$2.3	$(0.4)	(15.1)%
% of net sales	1.2%	1.5%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $1.9 million for the second quarter of fiscal 2018 compared to $2.3 million for the same period last year. The Company had total debt of $220.2 million at September 30, 2017 compared to $330.1 million at October 1, 2016.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Interest expense, net	$3.9	$4.5	$(0.6)	(13.3)%
% of net sales	1.2%	1.5%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $3.9 million for the first six months of fiscal 2018 compared to $4.5 million for the first six months of fiscal 2017.

Income Taxes

	Three Months Ended
	September 30, 2017	October 1, 2016

Income tax expense (benefit)	$8.5	$8.9
Effective tax rate	36.4%	32.9%

Income tax expense for the three month period ended September 30, 2017 was $8.5 million compared to $8.9 million for the three month period ended October 1, 2016. Our effective income tax rate for the three month period ended September 30, 2017 was 36.4% compared to 32.9% for the three month period ended October 1, 2016. The effective income tax rate for the three month period ended September 30, 2017 of 36.4% was impacted by approximately $0.9 million of benefit associated with restructuring and integration activities, $0.4 million of benefit associated with the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and $0.1 million of other state discrete benefits. The effective income tax rate for the three month period ended October 1, 2016 was 32.9% which included immaterial discrete expense items.

	Six Months Ended
	September 30, 2017	October 1, 2016

Income tax expense (benefit)	$16.1	$17.7
Effective tax rate with discrete items	30.5%	32.8%

Income tax expense for the six month period ended September 30, 2017 was $16.1 million compared to $17.7 million for the six month period ended October 1, 2016. Our effective income tax rate for the six month period ended September 30, 2017 was 30.5% compared to 32.8% for the six month period ended October 1, 2016. The effective income tax rate for the six month period ended September 30, 2017 of 30.5% was impacted by approximately $0.9 million of benefit associated with restructuring and integration activities, $2.7 million of benefit associated with the adoption of ASU 2016-09 Compensation – Stock Compensations (Topic 718) Improvements to Employee Share-Based Payment Accounting and $0.2 million of other state discrete benefits. The effective income tax rate for the six month period ended October 1, 2016 of 32.8% included immaterial discrete benefit of $0.2 million.

Integration and Restructuring of Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5.6 million associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5.6 million charge includes a $1.3 million impairment of fixed assets and a $5.2 million impairment of intangible assets offset by a $0.9 million tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the marketplace. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. The total impact of this restructuring is expected to be between $7.0 million and $7.5 million in after-tax charges and is expected to conclude in the second quarter of fiscal 2019. The remainder of costs associated with the restructuring after the second quarter of fiscal 2018 will primarily be comprised of legal, maintenance and employee termination costs. The Company anticipates a positive cash flow result of approximately $4.4 million from this transaction.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$72.4	$68.8	$3.6	5.2%

Gross margin	$27.7	$26.6	$1.1	4.2%
Gross margin %	38.3%	38.6%

SG&A	$6.3	$5.8	$0.5	8.5%
% of segment net sales	8.7%	8.5%

Net sales increased $3.6 million, or 5.2%, for the three months ended September 30, 2017 compared to the same period last year. The 5.2% increase was primarily driven by an increase of 12.1% in our industrial markets and a 3.1% increase in our aerospace markets. The increase in industrial sales was mostly driven by general industrial OEM while the increase in aerospace sales was mainly due to the commercial aerospace OEM.

Gross margin as a percent of sales decreased to 38.3% for the second quarter of fiscal 2018 compared to 38.6% for the same period last year. The decrease was primarily due to unfavorable product mix.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$145.0	$139.3	$5.7	4.1%

Gross margin	$56.1	$53.2	$2.9	5.5%
Gross margin %	38.7%	38.2%

SG&A	$12.8	$11.8	$1.0	8.1%
% of segment net sales	8.8%	8.5%

Net sales increased $5.7 million, or 4.1%, for the six months ended September 30, 2017 compared to the same period last year. The 4.1% increase was primarily driven by an increase of 4.1% in our aerospace markets and an increase of 4.1% in the industrial markets. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket. The increase in industrial sales was mostly driven by general industrial OEM and defense.

Gross margin as a percent of sales increased to 38.7% for the first six months of fiscal 2018 compared to 38.2% for the same period last year. The increase was primarily due to cost efficiencies achieved and increased volume during the period.

Roller Bearing Segment:

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$32.3	$26.8	$5.5	20.6%

Gross margin	$12.9	$11.5	$1.4	12.2%
Gross margin %	39.9%	42.9%

SG&A	$1.6	$1.5	$0.1	7.5%
% of segment net sales	5.1%	5.7%

Net sales increased $5.5 million, or 20.6% for the three months ended September 30, 2017 compared to the same period last year. Our industrial markets increased 46.5%, while our aerospace markets increased 0.5%. The increase in industrial sales was primarily due to energy, mining and general industrial markets while the increases in aerospace were due to increases in defense OEM partially offset by our commercial OEM market.

Gross margin for the three months ended September 30, 2017 was $12.9 million, or 39.9% of sales, compared to $11.5 million, or 42.9%, in the comparable period in fiscal 2017. This decrease in the gross margin percentage was primarily due to product mix.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$63.7	$54.6	$9.1	16.7%

Gross margin	$25.7	$23.8	$1.9	7.8%
Gross margin %	40.3%	43.5%

SG&A	$3.2	$3.0	$0.2	8.3%
% of segment net sales	5.0%	5.4%

Net sales increased $9.1 million, or 16.7%, for the six months ended September 30, 2017 compared to the same period last year. Our industrial markets increased 35.8% while our aerospace markets increased by 1.6%. The increase in industrial sales was primarily due to energy and general industrial activity while the increase in aerospace was driven by defense OEM sales partially offset by the commercial OEM market.

Gross margin for the six months ended September 30, 2017 was $25.7 million, or 40.3% of sales, compared to $23.8 million, or 43.5%, in the comparable period in fiscal 2017. This decrease in the gross margin percentage was primarily due to the impact of product mix.

Ball Bearing Segment:

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$16.5	$14.6	$1.9	13.1%

Gross margin	$6.7	$5.2	$1.5	30.0%
Gross margin %	40.9%	35.6%

SG&A	$1.7	$1.3	$0.4	27.6%
% of segment net sales	10.2%	9.0%

Net sales increased $1.9 million, or 13.1%, for the second quarter of fiscal 2018 compared to the same period last year. Our industrial markets increased 30.7% while our aerospace markets decreased 22.2% during the period. The increase in industrial sales was a result of semiconductor and general industrial markets. The period over period decrease in aerospace sales was driven by defense OEM market activity.

Gross margin as a percent of sales increased to 40.9% for the second quarter of fiscal 2018 compared to 35.6% for the same period last year. The increase was primarily due to volume and cost efficiencies achieved during the period.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$32.3	$28.3	$4.0	14.1%

Gross margin	$12.9	$10.5	$2.4	23.2%
Gross margin %	40.0%	37.1%

SG&A	$3.3	$2.8	$0.5	18.6%
% of segment net sales	10.2%	9.8%

Net sales increased $4.0 million, or 14.1%, for the six months ended September 30, 2017 compared to the same period last year. Our industrial market sales increased 29.3% while sales to our aerospace markets decreased 18.3%. The increase in industrial sales was mainly driven by semiconductor and general industrial while the 18.3% decrease in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percent of sales increased to 40.0% for the six months ended September 30, 2017 compared to 37.1% for the same period last year. The increase was primarily due to volume and cost efficiencies achieved during the period.

Engineered Products Segment:

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$43.1	$43.7	$(0.6)	(1.4)%

Gross margin	$14.4	$13.4	$1.0	7.4%
Gross margin %	33.5%	30.7%

SG&A	$5.1	$4.4	$0.7	16.1%
% of segment net sales	11.9%	10.1%

Net sales decreased $0.6 million, or 1.4%, for the second quarter of fiscal 2018 compared to the same period last year. Our aerospace markets decreased 6.4% while our industrial markets increased 9.6%. The decrease in aerospace sales was mainly due to our commercial and defense aerospace OEM markets. The increase in industrial sales was driven by marine and general industrial activity.

Gross margin as a percent of sales increased to 33.5% for the second quarter of fiscal 2018 compared to 30.7% for the same period last year. This increase is primarily due to product mix.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

Total net sales	$87.2	$86.3	$0.9	1.0%

Gross margin	$29.0	$26.6	$2.4	9.4%
Gross margin %	33.3%	30.8%

SG&A	$10.4	$9.3	$1.1	11.7%
% of segment net sales	11.9%	10.8%

Net sales increased $0.9 million, or 1.0%, for the six months ended September 30, 2017 compared to the same period last year. Our industrial markets increased 9.2% while our aerospace markets decreased 2.8%. The increase in industrial sales was driven by marine and general industrial activity. The decrease in aerospace sales was mainly due to the commercial aerospace OEM market.

Gross margin as a percent of sales increased to 33.3% for the six months ended September 30, 2017 compared to 30.8% for the same period last year. Gross margin for the first six months of fiscal 2017 was affected by $0.3 million of acquisition related costs. This year over year increase was primarily attributable to volume and product mix.

Corporate:

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

SG&A	$12.8	$12.1	$0.7	6.0%
% of total net sales	7.8%	7.9%

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change

SG&A	$25.7	$24.1	$1.6	6.5%
% of total net sales	7.8%	7.8%

Corporate SG&A increased for both the second quarter and first six months of fiscal 2018 compared to the same periods last year. This was primarily due to an increase in stock compensation expenses and personnel related costs.

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

Liquidity

As of September 30, 2017, we had cash and cash equivalents of $42.9 million of which approximately $37.9 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of September 30, 2017, there was $40.5 million outstanding under the Revolver and $176.3 million outstanding under the Term Loan, offset by $3.7 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of September 30, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3.8 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of September 30, 2017, RBCA has the ability to borrow up to an additional $305.7 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of September 30, 2017 was 7.0 million CHF, or $7.2 million.

Cash Flows

Six Month Period Ended September 30, 2017 Compared to the Six Month Period Ended October 1, 2016

The following table summarizes our cash flow activities:

	FY18	FY17	$ Change
Net cash provided by (used in):
Operating activities	$64.0	$38.5	$25.5
Investing activities	(12.7)	(10.2)	(2.5)
Financing activities	(47.4)	(30.0)	(17.4)
Effect of exchange rate changes on cash	0.1	0.0	0.1
Increase (decrease) in cash and cash equivalents	$4.0	$(1.7)	$5.7

During fiscal 2018 we generated cash of $64.0 million from operating activities compared to generating cash of $38.5 million for fiscal 2017. The increase of $25.5 million for fiscal 2018 was mainly a result of the favorable impact of the net change in operating assets and liabilities of $15.2 million, an increase in net income of $0.3 million and non-cash charges of $10.0 million. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by a $5.6 million impairment charge related to the restructuring of our Canadian operation, $3.0 million from the adoption of ASU 2016-09, which no longer requires the reclassification of the excess tax impact from stock-based compensation from operating to financing activities, increased stock compensation of $0.7 million, depreciation of $0.4 million and amortization of intangibles of $0.1 million and $0.3 million of acquisition expenses present in fiscal 2017 offset by a decrease in deferred taxes of $0.1 million.

The following chart summarizes the favorable change in operating assets and liabilities of $15.2 million for fiscal 2018 versus fiscal 2017 and unfavorable $(12.3) million for fiscal 2017 versus fiscal 2016.

	FY18	FY17
Cash provided by (used in):
Accounts receivable	$1.5	$(5.2)
Inventory	(1.1)	3.8
Prepaid expenses and other current assets	3.6	2.0
Other non-current assets	(0.8)	(1.5)
Accounts payable	4.5	0.8
Accrued expenses and other current liabilities	3.8	(4.7)
Other non-current liabilities	3.7	(7.5)
Total change in operating assets and liabilities:	$15.2	$(12.3)

During the first six months of fiscal 2018, we used $12.7 million for investing activities as compared to $10.2 million for fiscal 2017. The increase was attributable to an increase of $3.1 million in capital expenditures and $0.1 million of other expenses offset by $0.7 million cash used for an acquisition in fiscal 2017.

During the first six months of fiscal 2018, we used $47.4 million for financing activities compared to using $30.0 million for fiscal 2017. This increase in cash used was primarily attributable to the payment of $44.0 million on the revolving credit facility and $6.3 million on the term loan during the first six months of fiscal 2018 as compared to $29.0 million and $5.0 million respectively during the same period of fiscal 2017.

Capital Expenditures

Our capital expenditures were $12.7 million for the six month period ended September 30, 2017. In addition, we expect to make capital expenditures of $12.0 to $15.0 million during the remainder of fiscal 2018 in connection with our existing business. We expect to fund fiscal 2018 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of September 30, 2017:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$223,908	$16,727	$201,455	$954	$4,772
Operating leases	17,581	5,620	6,799	3,876	1,286
Interest on debt(2)	13,511	3,772	8,723	307	709
Pension and postretirement benefits	18,944	1,829	3,818	3,869	9,428
Total contractual cash obligations	$273,944	$27,948	$220,795	$9,006	$16,195

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $14.3 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at September 30, 2017.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in the first six months of both fiscal 2018 and fiscal 2017. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of September 30, 2017, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended September 30, 2017. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2017.

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

Total share repurchases for the three months ended September 30, 2017 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/2/2017 – 07/29/2017	10,256	$102.28	10,256	$22,497
07/30/2017 – 08/26/2017	—	—	—	22,497
08/27/2017 – 09/30/2017	170	113.63	170	$22,478
Total	10,426	$102.46	10,426

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 3, 2017

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operations Officer
	Date:	November 3, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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