Form 10-Q
period 2017-12-30
RBC Bearings INC
filed 2018-02-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 26, 2018, RBC Bearings Incorporated had 24,289,481 shares of Common Stock outstanding.

2

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

 Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 30, 2017	April 1, 2017

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,822	$38,923
Accounts receivable, net of allowance for doubtful accounts of $1,476 at December 30, 2017 and $1,213 at April 1, 2017	109,923	109,700
Inventory	303,013	289,594
Prepaid expenses and other current assets	13,304	9,743
Total current assets	470,062	447,960
Property, plant and equipment, net	190,313	183,625
Goodwill	268,123	268,042
Intangible assets, net of accumulated amortization of $36,606 at December 30, 2017 and $30,191 at April 1, 2017	185,923	196,801
Other assets	14,729	12,419
Total assets	$1,129,150	$1,108,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,643	$34,392
Accrued expenses and other current liabilities	39,521	44,532
Current portion of long-term debt	17,976	14,214
Total current liabilities	101,140	93,138
Deferred income taxes	10,827	12,036
Long-term debt, less current portion	179,977	255,586
Other non-current liabilities	38,662	31,043
Total liabilities	330,606	391,803

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 30, 2017 and April 1, 2017; none issued and outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 30, 2017 and April 1, 2017; issued and outstanding shares: 25,000,672 at December 30, 2017 and 24,757,803 at April 1, 2017	250	248
Additional paid-in capital	331,819	312,474
Accumulated other comprehensive loss	(4,345)	(9,823)
Retained earnings	510,301	448,693
Treasury stock, at cost, 713,201 shares at December 30, 2017 and 667,931 shares at April 1, 2017	(39,481)	(34,548)
Total stockholders’ equity	798,544	717,044
Total liabilities and stockholders’ equity	$1,129,150	$1,108,847

See accompanying notes.

3

RBC Bearings Incorporated

 Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net sales	$166,858	$146,656	$495,072	$455,178
Cost of sales	102,193	94,271	306,687	288,811
Gross margin	64,665	52,385	188,385	166,367
Operating expenses:
Selling, general and administrative	28,162	25,712	83,535	76,696
Other, net	3,380	6,144	14,649	10,367
Total operating expenses	31,542	31,856	98,184	87,063
Operating income	33,123	20,529	90,201	79,304
Interest expense, net	1,761	2,111	5,704	6,659
Other non-operating expense	26	(216)	462	51
Income before income taxes	31,336	18,634	84,035	72,594
Provision for income taxes	7,504	5,864	23,571	23,556
Net income	$23,832	$12,770	$60,464	$49,038
Net income per common share:
Basic	$0.99	$0.54	$2.53	$2.09
Diluted	$0.97	$0.54	$2.49	$2.07
Weighted average common shares:
Basic	23,985,925	23,581,921	23,912,474	23,457,717
Diluted	24,446,115	23,813,780	24,322,165	23,719,121

See accompanying notes.

4

RBC Bearings Incorporated

 Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net income	$23,832	$12,770	$60,464	$49,038
Pension and postretirement liability adjustments, net of taxes	196	234	588	701
Foreign currency translation adjustments	470	(3,954)	4,890	(5,759)
Total comprehensive income	$24,498	$9,050	$65,942	$43,980

See accompanying notes.

5

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$60,464	$49,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,155	13,557
Excess tax benefits from stock-based compensation	—	(4,870)
Deferred income taxes	(321)	3,717
Amortization of intangible assets	7,041	6,921
Amortization of deferred financing costs	1,068	1,068
Stock-based compensation	9,897	8,914
(Gain) loss on disposal of fixed assets	(1)	2,457
Gain on acquisition	—	(293)
Impairment charges	5,577	1,443
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	701	3,954
Inventory	(12,035)	(7,293)
Prepaid expenses and other current assets	(4,555)	(5,238)
Other non-current assets	(3,308)	(2,282)
Accounts payable	9,040	1,466
Accrued expenses and other current liabilities	(3,340)	2,123
Other non-current liabilities	8,113	(107)
Net cash provided by operating activities	92,496	74,575

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,542)	(14,415)
Proceeds from sale of assets	33	107
Business acquisition	—	(651)
Net cash used in investing activities	(20,509)	(14,959)

Cash flows from financing activities:
Repayments of revolving credit facility	(62,750)	(61,500)
Repayments of term loans	(10,000)	(7,500)
Payments of notes payable	(359)	(353)
Exercise of stock options	9,450	11,567
Excess tax benefits from stock-based compensation	—	4,870
Repurchase of common stock	(4,933)	(4,750)
Net cash used in financing activities	(68,592)	(57,666)

Effect of exchange rate changes on cash	1,504	(1,686)

Cash and cash equivalents:
Increase during the period	4,899	264
Cash, at beginning of period	38,923	39,208
Cash, at end of period	$43,822	$39,472

See accompanying notes.

6

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Basis of Presentation

The consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we”, “us”, “our”, “RBC” and the “Company”) mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three month period ended December 30, 2017 are not necessarily indicative of the operating results for the entire fiscal year ending March 31, 2018. The three month periods ended December 30, 2017 and December 31, 2016 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete. In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement. For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In the three months ended December 30, 2017, 1.8% of the Company’s total net sales were recognized under Ship-In-Place transactions.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard on April 2, 2017. As a result of the adoption, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $3.9 million for the first nine months of fiscal 2018. Prior to adoption, these amounts would have been recorded as an increase to additional paid-in capital. This change may create volatility in the Company’s effective tax rate. The adoption of this standard also resulted in a cumulative effect change to opening retained earnings of $1.1 million for previously unrecognized excess tax benefits.

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

The Company has substantially completed their assessment of the impact of the new standard on its business which has identified potential differences that would result from applying the requirements of the new standard to its revenue contracts. Upon adoption, the Company expects certain revenue streams currently accounted for using a point-in-time model will utilize an over-time model due to the continuous transfer of control to customers. The Company is in the process of drafting updated accounting policies and disclosures under the new guidance. The Company has not finalized the impact of reported revenues and earnings of adopting the new standard but expects to do so by the end of the fourth quarter of fiscal 2018.

1.   Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss):

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 1, 2017	$(3,942)	$(5,881)	$(9,823)
Other comprehensive income before reclassifications	4,890	—	4,890
Amounts reclassified from accumulated other comprehensive income	—	588	588
Net current period other comprehensive income	4,890	588	5,478
Balance at December 30, 2017	$948	$(5,293)	$(4,345)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016

Net income	$23,832	$12,770	$60,464	$49,038

Denominator for basic net income per common share—weighted-average shares outstanding	23,985,925	23,581,921	23,912,474	23,457,717
Effect of dilution due to employee stock awards	460,190	231,859	409,691	261,404
Denominator for diluted net income per common share—weighted-average shares outstanding	24,446,115	23,813,780	24,322,165	23,719,121

Basic net income per common share	$0.99	$0.54	$2.53	$2.09

Diluted net income per common share	$0.97	$0.54	$2.49	$2.07

At December 30, 2017, no employee stock options have been excluded from the calculation of diluted earnings per share. At December 31, 2016, 449,500 employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

3.   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

4.   Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 30, 2017	April 1, 2017
Raw materials	$38,324	$35,364
Work in process	79,921	79,048
Finished goods	184,768	175,182
	$303,013	$289,594

5.   Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
April 1, 2017	$16,007	$79,597	$5,623	$166,815	$268,042
Translation adjustments	—	—	—	81	81
December 30, 2017	$16,007	$79,597	$5,623	$166,896	$268,123

Intangible Assets

		December 30, 2017		April 1, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$7,823	$53,869	$6,465
Customer relationships and lists	24	106,583	15,426	107,864	12,308
Trade names	10	18,734	6,300	19,923	5,137
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	9,610	4,661	8,803	4,130
Domain names	10	437	419	437	386
Other	6	1,365	1,255	1,174	1,043
		188,329	36,606	192,792	30,191
Non-amortizable repair station certifications	n/a	34,200	—	34,200	—
Total		$222,529	$36,606	$226,992	$30,191

Amortization expense for definite-lived intangible assets for the nine month periods ended December 30, 2017 and December 31, 2016 was $7,041 and $6,921, respectively. Estimated amortization expense for the remaining three months of fiscal 2018, the five succeeding fiscal years and thereafter is as follows:

2018	$2,435
2019	8,855
2020	8,747
2021	8,696
2022	8,579
2023	8,496
2024 and thereafter	105,915

6.   Debt

The balances payable under all borrowing facilities are as follows:

	December 30, 2017	April 1, 2017
Revolver and term loan facilities	$194,250	$267,000
Debt issuance costs	(3,324)	(4,392)
Other	7,027	7,192
Total debt	197,953	269,800
Less: current portion	17,976	14,214
Long-term debt	$179,977	$255,586

The current portion of long-term debt as of both December 30, 2017 and April 1, 2017 includes the current portion of the Schaublin mortgage and the current portion of the Term Loan Facilities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of December 30, 2017, there was $21,750 outstanding under the Revolver and $172,500 outstanding under the Term Loan, offset by $3,324 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 30, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,990 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 30, 2017, RBCA has the ability to borrow up to an additional $324,260 under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20 year fixed rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 30, 2017 was 6,859 CHF, or $7,027.

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

The effective income tax rates for the three month periods ended December 30, 2017 and December 31, 2016 were 23.9% and 31.5%, respectively. During the third quarter, Congress passed and the President signed the Tax Cuts and Jobs Act (“TCJA”) of 2017 into law. The new law includes a number of changes in existing tax law impacting businesses including a permanent reduction in the corporate income tax rate from 35.0% to 21.0%. As a result, the blended statutory rate applied for the current fiscal year is 31.5%. As of December 30, 2017, we have not completed our accounting for the tax effects associated with the TCJA. The impacts recorded, as detailed below, represent our estimate of the impact during the current fiscal year. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities, and foreign income taxed at lower rates which decrease the rate, and state income taxes which increase the rate.

The effective income tax rate for the three month period ended December 30, 2017 of 23.9% was impacted by one-time adjustments associated with the enactment of the TCJA. Included in these adjustments was an estimated charge of $9,491 associated with the repatriation transition tax and an estimated benefit of $8,708 associated with the revaluation of our deferred tax liabilities. The TCJA also impacted the third quarter provision with a benefit from the lower blended statutory tax rate of 31.5%. The third quarter provision was also impacted by approximately $1,238 of benefit associated with the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and $45 of other discrete expense related to federal and state tax filing positions. The effective income tax rate without discrete items for the three month period ended December 30, 2017 would have been 25.3%. The effective income tax rate for the three month period ended December 31, 2016 of 31.5% includes immaterial discrete items of $56. The effective income tax rate without discrete items for the three month period ended December 31, 2016 would have been 31.8%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to credits and state tax, is estimated to be approximately $531.

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

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net External Sales
Plain	$69,764	$65,822	$214,809	$205,107
Roller	32,485	26,157	96,215	80,786
Ball	16,496	13,700	48,756	41,979
Engineered Products	48,113	40,977	135,292	127,306
	$166,858	$146,656	$495,072	$455,178
Gross Margin
Plain	$26,615	$26,814	$82,719	$79,971
Roller	14,425	6,397	40,077	30,182
Ball	7,021	5,336	19,936	15,823
Engineered Products	16,604	13,838	45,653	40,391
	$64,665	$52,385	$188,385	$166,367
Selling, General & Administrative Expenses
Plain	$6,371	$6,192	$19,143	$18,007
Roller	1,553	1,517	4,765	4,484
Ball	1,707	1,384	5,002	4,163
Engineered Products	5,338	4,534	15,737	13,840
Corporate	13,193	12,085	38,888	36,202
	$28,162	$25,712	$83,535	$76,696
Operating Income
Plain	$19,134	$18,065	$60,957	$57,695
Roller	12,872	2,761	35,291	23,955
Ball	5,237	3,814	14,752	11,252
Engineered Products	8,817	7,831	17,839	22,564
Corporate	(12,937)	(11,942)	(38,638)	(36,162)
	$33,123	$20,529	$90,201	$79,304
Geographic External Sales
Domestic	$145,565	$129,212	$433,588	$399,629
Foreign	21,293	17,444	61,484	55,549
	$166,858	$146,656	$495,072	$455,178
Intersegment Sales
Plain	$1,240	$1,146	$3,793	$3,248
Roller	3,438	3,264	9,731	11,512
Ball	606	370	1,758	1,211
Engineered Products	7,785	6,767	23,806	21,183
	$13,069	$11,547	$39,088	$37,154

All intersegment sales are eliminated in consolidation.

9. Integration and Restructuring of Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5,577 associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5,577 charge includes a $1,337 impairment of fixed assets and a $5,157 impairment of intangible assets offset by a $917 tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. In the third quarter of fiscal 2018, the Company incurred restructuring charges of $1,091 comprised primarily of employee termination costs. These costs were recorded within the “Other, net” line item within the consolidated statement of operations and are all attributable to the Engineered Products segment. The cumulative restructuring charges as of the end of the third quarter of fiscal 2018, net of taxes, were $6,668. The total impact of this restructuring is expected to be between $7,000 and $7,500 in after-tax charges, all attributable to the Engineered Products segment, and is expected to conclude in the third quarter of fiscal 2019.

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

Outlook

Our net sales for the three month period ended December 30, 2017 increased 13.8% compared to the same period last fiscal year. Our industrial markets increased 23.1% while the aerospace markets increased 8.9%. Our backlog, as of December 30, 2017, was $392.5 million compared to $349.1 million as of December 31, 2016.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 30, 2017, we had cash and cash equivalents of $43.8 million of which approximately $40.5 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Total net sales	$166.9	$146.7	$20.2	13.8%

Net income	$23.8	$12.8	$11.0	86.6%

Net income per common share: diluted	$0.97	$0.54
Weighted average common shares: diluted	24,446,115	23,813,780

Our net sales for the three month period ended December 30, 2017 increased 13.8% compared to the same period last fiscal year. The overall increase in net sales was a result of a 23.1% increase in our industrial markets and an 8.9% increase in our aerospace markets. The increase in industrial was a result of strong performance in marine, mining, semicon, energy, and general industrial activity. The increase in aerospace sales was driven mainly by commercial OEM.

Net income for the third quarter of fiscal 2018 was $23.8 million compared to $12.8 million for the same period last year. Net income of $23.8 million in the third quarter of fiscal 2018 was affected by restructuring costs of $1.1 million offset by a $1.2 million tax benefit related to the adoption of ASU 2016-09 and the impact of the new tax legislation signed during the third quarter. Net income for the third quarter of fiscal 2017 was affected by restructuring costs of $4.9 million offset by $0.3 million of discrete tax benefit and foreign currency gains.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Total net sales	$495.1	$455.2	$39.9	8.8%

Net income	$60.5	$49.0	$11.5	23.3%

Net income per common share: diluted	$2.49	$2.07
Weighted average common shares: diluted	24,322,165	23,719,121

Net sales increased $39.9 million or 8.8% for the nine month period ended December 30, 2017 over the same period last year. The increase in net sales was mainly the result of a 19.2% increase in industrial sales and an increase of 3.4% in aerospace sales. The increase in industrial sales was mostly attributable to an increase in marine, mining, semicon, energy, and general industrial activity. The increase in aerospace was primarily driven by aerospace OEM, both defense and commercial.

Net income for the nine months ended December 30, 2017 was $60.5 million compared to $49.0 million for the same period last year. The net income of $60.5 million in fiscal 2018 was affected by restructuring and integration costs of $6.7 million, a $3.9 million tax benefit related to the adoption of ASU 2016-09, the impact of the new tax legislation signed during the third quarter and $0.2 million of discrete tax benefits. Net income for the first nine months of fiscal 2017 was affected by $0.3 million in costs associated with the Sargent acquisition and $4.9 million in costs related to restructuring offset by $0.2 million of discrete tax benefit and $0.2 million of foreign exchange gain.

Gross Margin

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Gross Margin	$64.7	$52.4	$12.3	23.4%
Gross Margin %	38.8%	35.7%

Gross margin increased $12.3 million, or 23.4%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The three months ended December 31, 2016 was affected by a restructuring charge of $3.2 million. The increase in gross margin was mainly driven by higher sales and cost efficiencies achieved during the current period.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Gross Margin	$188.4	$166.4	$22.0	13.2%
Gross Margin %	38.1%	36.5%

Gross margin increased $22.0 million or 13.2% for the first nine months of fiscal 2018 compared to the same period last year. Gross margin for the first nine months of fiscal 2017 was affected by the unfavorable impact of $3.2 million of restructuring charges and $0.4 million of inventory purchase accounting associated with the Sargent acquisition. The increase in gross margin year over year is primarily a result of higher sales and cost efficiencies achieved.

Selling, General and Administrative

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

SG&A	$28.2	$25.7	$2.5	9.5%
% of net sales	16.9%	17.5%

SG&A expenses increased by $2.5 million to $28.2 million for the third quarter of fiscal 2018 as compared to $25.7 million for the third quarter of fiscal 2017. This increase was mainly driven by $1.7 million of personnel related expenses, $0.3 million of additional stock compensation expense, $0.2 million of professional fees and $0.3 million of other costs. As a percentage of sales, SG&A was 16.9% for the third quarter of fiscal 2018 compared to 17.5% for the same period last year.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

SG&A	$83.5	$76.7	$6.8	8.9%
% of net sales	16.9%	16.8%

SG&A expenses increased by $6.8 million to $83.5 million for the first nine months of fiscal 2018 compared to $76.7 million for the same period last year. This increase is primarily due to $5.0 million of personnel related expenses, $1.0 million of additional stock compensation and $0.8 million of other costs.

Other, Net

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Other, net	$3.4	$6.1	$(2.7)	(45.0)%
% of net sales	2.0%	4.2%

Other operating expenses for the third quarter of fiscal 2018 totaled $3.4 million compared to $6.1 million for the same period last year. For the third quarter of fiscal 2018, other operating expenses were comprised mainly of $1.1 million of restructuring costs and $2.3 million of amortization of intangible assets. For the third quarter of fiscal 2017, other operating expenses were comprised of $3.8 million of restructuring costs and $2.3 million of amortization of intangible assets.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Other, net	$14.7	$10.4	$4.3	41.3%
% of net sales	3.0%	2.3%

Other operating expenses for the first nine months of fiscal 2018 totaled $14.7 million compared to $10.4 million for the same period last year. For the first nine months of fiscal 2018, other operating expenses were comprised mainly of $7.6 million of restructuring costs, $7.0 million of amortization of intangible assets and $0.1 million of other costs. For the first nine months of fiscal 2017, other operating expenses were comprised mostly of $4.0 million of restructuring costs and $6.9 million of amortization of intangible assets offset by $0.5 million of other revenue.

Interest Expense, Net

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Interest expense, net	$1.8	$2.1	$(0.3)	(16.6)%
% of net sales	1.1%	1.4%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net, was $1.8 million for the third quarter of fiscal 2018 compared to $2.1 million for the same period last year. The Company had total debt of $198.0 million at December 30, 2017 compared to $294.9 million at December 31, 2016.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Interest expense, net	$5.7	$6.7	$(1.0)	(14.3)%
% of net sales	1.2%	1.5%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net, was $5.7 million for the first nine months of fiscal 2018 compared to $6.7 million for the first nine months of fiscal 2017.

Income Taxes

	Three Months Ended
	December 30, 2017	December 31, 2016

Income tax expense	$7.5	$5.9
Effective tax rate	23.9%	31.5%

Income tax expense for the three month period ended December 30, 2017 was $7.5 million compared to $5.9 million for the three month period ended December 31, 2016. Our effective income tax rate for the three month period ended December 30, 2017 was 23.9% compared to 31.5% for the three month period ended December 31, 2016. The effective income tax rate for the three month period ended December 30, 2017 of 23.9% was impacted by adjustments made in relation to the recently enacted Tax Cuts and Jobs Act (TCJA). These were mainly comprised of a charge of $9.5 million for the repatriation transition tax and a benefit of $8.7 million associated with the revaluation of our deferred tax liabilities. The third quarter provision also benefited from a lower blended statutory tax rate of 31.5% as a result of the enactment of TCJA and a $1.2 million benefit associated with ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The effective income tax rate without discrete items for the three month period ended December 30, 2017 would have been 25.3%. The effective income tax rate for the three month period ended December 31, 2016 was 31.5%, which included approximately $0.1 million of immaterial discrete expense items. The effective income tax rate without discrete items for the three month period ended December 31, 2016 would have been 31.8%.

	Nine Months Ended
	December 30, 2017	December 31, 2016

Income tax expense	$23.6	$23.6
Effective tax rate	28.0%	32.5%

Income tax expense for the nine month period ended December 30, 2017 was $23.6 million compared to $23.6 million for the nine month period ended December 31, 2016. Our effective income tax rate for the nine month period ended December 30, 2017 was 28.0% compared to 32.5% for the nine month period ended December 31, 2016. The effective income tax rate for the nine month period ended December 30, 2017 of 28.0% was impacted by adjustments made in relation to the recently enacted Tax Cuts and Jobs Act (TCJA). These were mainly comprised of a charge of $9.5 million for the repatriation transition tax and a benefit of $8.7 million associated with the revaluation of our deferred tax liabilities. The effective tax rate also benefited from a lower blended statutory rate of 31.5% as a result of the enactment of TCJA, $3.9 million of benefit associated with ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, $0.9 million of benefit associated with restructuring and integration activities, and $0.2 million of other discrete benefits. The effective income tax rate without discrete items for the nine month period ended December 30, 2017 would have been 33.0%. The effective income tax rate for the nine month period ended December 31, 2016 was 32.5%, which included immaterial discrete benefit of $0.2 million. The effective income tax rate without discrete items for the nine month period ended December 31, 2016 would have been 32.8%. Based on our initial reviews and subject to further regulatory guidance issued in connection with TCJA, we estimate the fourth quarter of fiscal 2018 effective tax rate will be approximately 25.0% to 27.0% and we estimate the full year fiscal 2019 effective tax rate will be approximately 20.0% to 22.0%.

Integration and Restructuring of Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5.6 million associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5.6 million charge includes a $1.3 million impairment of fixed assets and a $5.2 million impairment of intangible assets offset by a $0.9 million tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. In the third quarter of fiscal 2018, the Company incurred restructuring charges of $1.1 million comprised primarily of employee termination costs. These costs were recorded within the “Other, net” line item within the consolidated statement of operations and are all attributable to the Engineered Products segment. The cumulative restructuring charges as of the end of the third quarter of fiscal 2018, net of taxes, were $6.7 million. The total impact of this restructuring is expected to be between $7.0 million and $7.5 million in after-tax charges, all attributable to the Engineered Products segment, and is expected to conclude in the third quarter of fiscal 2019. The Company anticipates a positive cash flow result of approximately $5.2 million from this transaction.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$69.8	$65.8	$4.0	6.0%

Gross margin	$26.6	$26.8	$(0.2)	(0.7)%
Gross margin %	38.2%	40.7%

SG&A	$6.4	$6.2	$0.2	2.9%
% of segment net sales	9.1%	9.4%

Net sales increased $4.0 million, or 6.0%, for the three months ended December 30, 2017 compared to the same period last year. The 6.0% increase was primarily driven by an increase of 23.4% in our industrial markets and a 0.9% increase in our aerospace markets. The increase in industrial sales was mostly driven by general industrial OEM while the increase in aerospace sales was due to the commercial aerospace OEM.

Gross margin as a percentage of sales decreased to 38.2% for the third quarter of fiscal 2018 compared to 40.7% for the same period last year. The decrease was primarily due to product mix.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$214.8	$205.1	$9.7	4.7%

Gross margin	$82.7	$80.0	$2.7	3.4%
Gross margin %	38.5%	39.0%

SG&A	$19.1	$18.0	$1.1	6.3%
% of segment net sales	8.9%	8.8%

Net sales increased $9.7 million, or 4.7%, for the nine months ended December 30, 2017 compared to the same period last year. The 4.7% increase was primarily driven by an increase of 10.0% in the industrial markets and 3.1% in the aerospace markets. The increase in industrial sales was mostly driven by general industrial OEM. The increase in aerospace sales was mainly due to the commercial aerospace OEM and aftermarket.

Gross margin as a percentage of sales decreased to 38.5% for the first nine months of fiscal 2018 compared to 39.0% for the same period last year. The decrease was primarily due to product mix.

Roller Bearing Segment:

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$32.5	$26.2	$6.3	24.2%

Gross margin	$14.4	$6.4	$8.0	125.5%
Gross margin %	44.4%	24.5%

SG&A	$1.5	$1.5	$0.0	2.4%
% of segment net sales	4.8%	5.8%

Net sales increased $6.3 million, or 24.2%, for the three months ended December 30, 2017 compared to the same period last year. Our industrial markets increased 37.8% while our aerospace markets increased 13.8%. The increase in industrial sales was primarily due to energy, mining and general industrial markets while the increases in aerospace were due to increases in defense and commercial OEM.

Gross margin for the three months ended December 30, 2017 was $14.4 million, or 44.4% of sales, compared to $6.4 million, or 24.5% of sales, in the comparable period in fiscal 2017. The gross margin for the three months ended December 31, 2016 was affected by $3.2 million of restructuring costs. The increase in gross margin was primarily due to higher sales and cost efficiencies achieved during the period.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$96.2	$80.8	$15.4	19.1%

Gross margin	$40.1	$30.2	$9.9	32.8%
Gross margin %	41.7%	37.4%

SG&A	$4.8	$4.5	$0.3	6.3%
% of segment net sales	5.0%	5.6%

Net sales increased $15.4 million, or 19.1%, for the nine months ended December 30, 2017 compared to the same period last year. Our industrial markets increased 36.4% while our aerospace markets increased by 5.6%. The increase in industrial sales was primarily due to energy, mining and general industrial activity while the increase in aerospace was driven by defense OEM sales partially offset by the commercial OEM market.

Gross margin for the nine months ended December 30, 2017 was $40.1 million, or 41.7% of sales, compared to $30.2 million, or 37.4%, in the comparable period in fiscal 2017. The gross margin for the nine months ended December 31, 2016 was affected by $3.2 million of restructuring costs.

Ball Bearing Segment:

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$16.5	$13.7	$2.8	20.4%

Gross margin	$7.0	$5.3	$1.7	31.6%
Gross margin %	42.6%	38.9%

SG&A	$1.7	$1.4	$0.3	23.3%
% of segment net sales	10.3%	10.1%

Net sales increased $2.8 million, or 20.4%, for the third quarter of fiscal 2018 compared to the same period last year. Our industrial markets increased 13.8% while our aerospace markets increased 38.8% during the period. The increase in industrial sales was a result of semiconductor, energy, and general industrial markets. The increase in aerospace sales was driven by aerospace OEM market activity.

Gross margin as a percentage of sales increased to 42.6% for the third quarter of fiscal 2018 compared to 38.9% for the same period last year. The increase was primarily due to higher sales and product mix.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$48.8	$42.0	$6.8	16.1%

Gross margin	$19.9	$15.8	$4.1	26.0%
Gross margin %	40.9%	37.7%

SG&A	$5.0	$4.2	$0.8	20.2%
% of segment net sales	10.3%	9.9%

Net sales increased $6.8 million, or 16.1%, for the nine months ended December 30, 2017 compared to the same period last year. Our industrial markets increased 24.0% while our aerospace markets decreased 1.9% during the period. The increase in industrial sales was a result of semiconductor, energy, and general industrial markets. The decrease in aerospace sales was driven by the aerospace OEM market.

Gross margin as a percentage of sales increased to 40.9% for the nine months ended December 30, 2017 compared to 37.7% for the same period last year. The increase was primarily due to higher sales and cost efficiencies achieved during the period.

Engineered Products Segment:

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$48.1	$41.0	$7.1	17.4%

Gross margin	$16.6	$13.8	$2.8	20.0%
Gross margin %	34.5%	33.8%

SG&A	$5.3	$4.5	$0.8	17.7%
% of segment net sales	11.1%	11.1%

Net sales increased $7.1 million, or 17.4% for the third quarter of fiscal 2018 compared to the same period last year. Our aerospace markets increased 17.3% while our industrial markets increased 17.6%. The increase in aerospace sales was mainly due to our commercial and defense aerospace OEM markets. The increase in industrial sales was driven by marine and our European markets.

Gross margin as a percentage of sales increased to 34.5% for the third quarter of fiscal 2018 compared to 33.8% for the same period last year. This increase is primarily due to product mix and cost efficiencies achieved during the period.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

Total net sales	$135.3	$127.3	$8.0	6.3%

Gross margin	$45.7	$40.4	$5.3	13.0%
Gross margin %	33.7%	31.7%

SG&A	$15.7	$13.8	$1.9	13.7%
% of segment net sales	11.6%	10.9%

Net sales increased $8.0 million, or 6.3%, for the nine months ended December 30, 2017 compared to the same period last year. Our industrial markets increased 12.1% while our aerospace markets increased 3.5%. The increase in industrial sales was driven by marine and European collets activity. The increase in aerospace sales was mainly due to the commercial and defense OEM markets.

Gross margin as a percentage of sales increased to 33.7% for the nine months ended December 30, 2017 compared to 31.7% for the same period last year. Gross margin for the first nine months of fiscal 2017 was affected by $0.3 million of acquisition related costs. This year over year increase was primarily attributable to volume, product mix and cost efficiencies achieved during the period.

Corporate:

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

SG&A	$13.2	$12.1	$1.1	9.2%
% of total net sales	7.9%	8.2%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change

SG&A	$38.9	$36.2	$2.7	7.4%
% of total net sales	7.9%	8.0%

Corporate SG&A increased for both the third quarter and first nine months of fiscal 2018 compared to the same periods last year. This was primarily due to an increase in stock compensation expenses and personnel related costs.

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

Liquidity

As of December 30, 2017, we had cash and cash equivalents of $43.8 million of which approximately $40.5 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of December 30, 2017, there was $21.8 million outstanding under the Revolver and $172.5 million outstanding under the Term Loan, offset by $3.3 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of December 30, 2017, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of December 30, 2017, RBCA has the ability to borrow up to an additional $324.3 million under the Revolver.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20 year fixed rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of December 30, 2017 was 6.9 million CHF, or $7.0 million.

Cash Flows

Nine month period Ended December 30, 2017 Compared to the Nine month period Ended December 31, 2016

The following table summarizes our cash flow activities:

	FY18	FY17	$ Change
Net cash provided by (used in):
Operating activities	$92.5	$74.6	$17.9
Investing activities	(20.5)	(14.9)	(5.6)
Financing activities	(68.6)	(57.7)	(10.9)
Effect of exchange rate changes on cash	1.5	(1.7)	3.2
Increase (decrease) in cash and cash equivalents	$4.9	$0.3	$4.6

During fiscal 2018, we generated cash of $92.5 million from operating activities compared to generating cash of $74.6 million for fiscal 2017. The increase of $17.9 million for fiscal 2018 was mainly a result of the favorable impact of an increase in net income of $11.5 million, non-cash charges of $4.4 million, and the net change in operating assets and liabilities of $2.0 million. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by $4.1 million of increased impairment charges, $4.9 million from the adoption of ASU 2016-09, which no longer requires the reclassification of the excess tax impact from stock-based compensation from operating to financing activities, an increase in stock compensation of $0.9 million, increased depreciation of $0.6 million, increased amortization of intangibles of $0.1 million and $0.3 million of acquisition expenses present in fiscal 2017 offset by a $4.0 million decrease in deferred taxes driven by the new tax legislation signed during the quarter and a $2.5 million loss on the disposal of fixed assets included in fiscal 2017.

The following chart summarizes the favorable change in operating assets and liabilities of $2.0 million for fiscal 2018 versus fiscal 2017 and favorable $2.7 million for fiscal 2017 versus fiscal 2016.

	FY18	FY17
Cash provided by (used in):
Accounts receivable	$(3.3)	$(6.9)
Inventory	(4.7)	14.0
Prepaid expenses and other current assets	0.7	(2.2)
Other non-current assets	(1.0)	(1.0)
Accounts payable	7.6	5.0
Accrued expenses and other current liabilities	(5.5)	1.6
Other non-current liabilities	8.2	(7.8)
Total change in operating assets and liabilities:	$2.0	$2.7

During the first nine months of fiscal 2018, we used $20.5 million for investing activities as compared to $14.9 million for fiscal 2017. The increase was attributable to an increase of $6.1 million in capital expenditures and $0.1 million in proceeds from the sale of assets offset by $0.6 million cash used for an acquisition in fiscal 2017.

During the first nine months of fiscal 2018, we used $68.6 million for financing activities compared to using $57.7 million for fiscal 2017. This increase in cash used was primarily attributable to the payment of $62.8 million on the revolving credit facility and $10.0 million on the term loan during the first nine months of fiscal 2018 as compared to $61.5 million and $7.5 million respectively during the same period of fiscal 2017.

Capital Expenditures

Our capital expenditures were $20.5 million for the nine month period ended December 30, 2017. In addition, we expect to make capital expenditures of $5.0 to $10.0 million during the remainder of fiscal 2018 in connection with our existing business. We expect to fund fiscal 2018 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of December 30, 2017:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$201,277	$17,976	$177,703	$953	$4,645
Operating leases	22,982	6,251	7,928	4,788	4,015
Interest on debt(2)	12,644	5,037	6,635	300	672
Pension and postretirement benefits	18,944	1,829	3,818	3,869	9,428
Transition tax on unremitted foreign E&P(3)	9,491	759	2,278	2,183	4,271
Total contractual cash obligations	$265,338	$31,852	$198,362	$12,093	$23,031

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $12.2 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at December 30, 2017.

(3)	As discussed further in Note 7 to the consolidated financial statements, the Tax Cuts and Jobs Acts (“TCJA”), which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We will elect to pay the estimated amount above over an eight year period.

Other Matters

Critical Accounting Policies and Estimates

Revenue Recognition. See page 7 in Notes to Unaudited Interim Consolidated Financial Statements.

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2017 Annual Report, incorporated by reference in our fiscal 2017 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in the first nine months of both fiscal 2018 compared to approximately 10% for the same period in fiscal 2017. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of December 30, 2017, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2017, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine month period ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three month period ended December 30, 2017. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended April 1, 2017.

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

Total share repurchases for the three months ended December 30, 2017 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
10/1/2017 – 10/28/2017	3,385	$125.69	3,385	$22,053
10/29/2017 – 11/25/2017	—	—	—	22,053
11/26/2017 – 12/30/2017	8,748	131.60	8,748	$20,901
Total	12,133	$129.95	12,133

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 6, 2018

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operations Officer
	Date:	February 6, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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