Form 10-K
period 2018-03-31
RBC Bearings INC
filed 2018-05-30
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant on September 30, 2017 (based on the September 29, 2017 closing sales price of $125.15 of the registrant’s Class A Common Stock, as reported by the Nasdaq National Market) was approximately $3,034,567,600.

Number of shares outstanding of the registrant’s Class A Common Stock at May 18, 2018:

24,406,363 Shares of Class A Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 12, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we”, “us”, “our”, “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past fifteen years, we have broadened our end markets, products, customer base and geographic reach. We currently have 45 facilities of which 35 are manufacturing facilities in six countries.

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

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty, precision bearing and engineered products, components, and applications. We classify our customers into two principal categories: industrial and aerospace. These principal end markets utilize a large number of both commercial and specialized bearings and engineered products. Although we provide a relatively small percentage of total bearing and engineered products supplied to each of our overall principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete and serve. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 17 “Reportable Segments.”

●	Industrial Market (38% of net sales for the fiscal year ended March 31, 2018)

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

Our largest industrial customers include Caterpillar, Halliburton Energy Services, Newport News Shipbuilding, Komatsu America and various aftermarket distributors including Applied Industrial, BDI, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial markets reduces our exposure to downturns in any one individual market. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales and continued manufacturing process improvements.

●	Aerospace Market (62% of net sales for the fiscal year ended March 31, 2018)

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

Our largest aerospace customers include Airbus, Boeing, General Electric, Lockheed Martin, Safran, United Technologies, U.S. Department of Defense and various aftermarket distributors including National Precision Bearing, Jamaica Bearings, Wencor Group and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2018, 4.1% of our net sales were made directly, and we estimate that approximately an additional 19.9% of our net sales were made indirectly, to the U.S. government. These contracts or subcontracts may be subject to renegotiation of profit or termination of contracts at the election of the government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business.”

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

Net Sales for the Fiscal Year Ended
Segment	March 31, 2018	April 1, 2017	April 2, 2016	Representative Applications
Plain Bearings	$296,708 (44.0%)	$277,700 (45.1%)	$270,534 (45.3%)	● Aircraft engine controls and landing gear ● Missile launchers ● Mining, energy, and construction equipment
Roller Bearings	$132,021 (19.6%)	$109,483 (17.8%)	$112,039 (18.8%)	● Aircraft hydraulics ● Military and commercial truck chassis ● Packaging machinery and gear pumps
Ball Bearings	$67,806 (10.0%)	$58,448 (9.5%)	$53,650 (8.9%)	● Radar and night vision systems ● Airframe control and actuation ● Semiconductor equipment
Engineered Products	$178,414 (26.4%)	$169,757 (27.6%)	$161,249 (27.0%)	● Hydraulics, valves, fasteners and engines ● Industrial gears, components and collets

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

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the Department of Defense or the Federal Aviation Administration, or “FAA,” which allows us to supply the product to the customer and to the aftermarket. We currently have a significant amount of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered product.

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.5% to 4.5% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

Backlog

As of March 31, 2018, we had order backlog of $392.1 million compared to a backlog of $354.1 million in the prior fiscal year. The amount of backlog includes orders which we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers’ orders in a timely manner, we believe that it is not practical or prudent for most of our customers to shift their business to other suppliers.

Employees

We have 3,466 employees of which 1,998 are hourly and 1,468 salaried employees as of March 31, 2018. 1,058 are employed in our international operations. We believe that our employee relations are satisfactory.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 207 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 163 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2019.

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

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Advocacy at 100F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1–800–SEC–0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, cash flows, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; future growth rates in the markets we serve; increases in foreign sales; supply and cost of raw materials, any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	Weaknesses and cyclicality in any of the industries in which our customers operate;
●	Changes in marketing, product pricing and sales strategies or developments of new products by us or our competitors;
●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
●	Our ability to obtain and retain product approvals;
●	Supply and costs of raw materials, particularly steel, and energy resources and our ability to pass through these costs on a timely basis;
●	Our ability to acquire and integrate complementary businesses;
●	Unanticipated liabilities of acquired businesses;
●	Unexpected equipment failures, catastrophic events or capacity constraints;
●	The costs of defending, or the results of, new litigation;
●	Our ability to attract and retain our management team and other highly-skilled personnel;
●	Increases in interest rates;
●	Work stoppages and other labor problems for us and our customers or suppliers;
●	Limitations on our ability to expand our business;
●	Regulatory changes or developments in the U.S. and foreign countries;
●	Developments or disputes concerning patents or other proprietary rights;
●	Changes in accounting standards, policies, guidance, interpretation or principles;
●	Risks associated with utilizing information technology systems;
●	Risks associated with operating internationally, including currency translation risks;
●	The operating and stock performance of comparable companies;

●	Investors’ perceptions of us and our industry;
●	General economic, geopolitical, industry and market conditions;
●	Changes in tax requirements (including tax rate changes and new tax laws);
●	Health care reform;
●	Unforeseen developments in contingencies, such as litigation, could adversely affect our operating results and financial condition; and
●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with US Securities and Exchange Commission.

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

Our top ten customers generated 36% and 37% of our net sales during fiscal 2018 and fiscal 2017, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers’ purchases from us could result in a material reduction in our revenues and profitability.

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

In fiscal 2018, 4.1% of our net sales were made directly, and we estimate that, including our diversified industrial market, approximately an additional 19.9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure to obtain new government contracts, the cancellation of government contracts or reductions in federal budget appropriations regarding our products could result in materially reduced revenue. In addition, the funding of defense programs also competes with non-defense spending of the U.S. government. Our business is sensitive to changes in national and international priorities and the U.S. government budget. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally could materially reduce our revenues, cash flows from operations and profitability. If we, or our prime contractors for which we are a subcontractor, fail to win any particular bid, or we are unable to replace lost business as a result of a cancellation, expiration or completion of a contract, our revenues or cash flows could be reduced.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 (“BCA”), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain significant reductions to the Department of Defense (“DOD”) base budgets over a ten-year period ending in 2021. The BCA also provided for an automatic sequestration process, that impose additional cuts to the annual proposed DOD budgets continuing through 2021.

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

Our business is dependent on the availability and costs of energy resources and raw materials, particularly steel, generally in the form of stainless and chrome steel, which are commodity steel products. The availability and prices of raw materials and energy sources may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. The United States has imposed tariffs on steel and aluminum imports which may increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Disruptions in the supply of raw materials and energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect our net sales and profitability.

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

As of March 31, 2018, approximately 8.5% of our hourly employees were represented by labor unions in the U.S. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations. We currently have three collective bargaining agreements covering employees within our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey locations.

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

Businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us.

In certain cases, we have assumed liabilities of other acquired businesses and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of acquired businesses. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we could be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the risk of unforeseen business uncertainties or related possible liabilities. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing supply chain or customer relationships or order demand.

Goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent long-standing brands acquired in business combinations and assumed to have indefinite lives. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows and current market estimates of value. A reduction in net income resulting from the write down or impairment of goodwill or indefinite-lived intangibles would affect financial results and could have a material and adverse impact upon the market price of our common stock. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill or indefinite-lived intangibles is determined, our results of operations and financial condition could be materially and adversely affected.

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

We have established operations in certain countries outside the U.S., including Mexico, France, Switzerland, Poland, China and Germany. Of our 45 facilities, 11 are located outside the U.S., including 9 manufacturing facilities.

In fiscal 2018, 12% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “the Act”). The Act includes a number of changes in existing tax laws impacting businesses including, among other things, a permanent reduction in the U.S. corporate income tax rate from a top marginal rate of 35.0% to a flat rate 21.0%, limitation of the tax deduction for interest expense (except for certain small businesses), elimination of U.S. tax on foreign earnings (subject to certain exceptions) and a one-time taxation of foreign earnings at reduced rates, regardless of whether or not they are repatriated. Notwithstanding the reduction in the U.S. corporate tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Financial results for fiscal 2018 reflect provisional estimates based on our initial analysis and current interpretation of the legislation.

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

As of March 31, 2018, we maintained one noncontributory defined benefit pension plan. The plan was overfunded by $0.3 million as of March 31, 2018 and was underfunded by $1.9 million as of April 1, 2017, which are the amounts by which the accumulated benefit obligations are less or more than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan or if the plan becomes unable to pay benefits, then the Pension Benefit Guaranty Corporation could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the Pension Benefit Guaranty Corporation of all or a substantial portion of the underfunding as calculated by the Pension Benefit Guaranty Corporation based upon its own assumptions. The underfunding calculated by the Pension Benefit Guaranty Corporation could be substantially greater than the underfunding we have calculated because, for example, the Pension Benefit Guaranty Corporation may use a significantly lower discount rate. If such payment is not made, then the Pension Benefit Guaranty Corporation could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 11 “Pension Plans.”

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

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We have numerous U.S. and foreign patents, trademark registrations and U.S. copyright registrations. We also have U.S. and foreign trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party’s rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income. See Part I, Item 1 “Business—Intellectual Property.”

Cancellation of orders in our backlog could negatively impact our revenues.

As of March 31, 2018, we had an order backlog of $392.1 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers prior to fulfillment. For these reasons, we cannot assure you that orders included in our backlog will ultimately result in the actual receipt of revenues from such orders.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”). From time to time, we are required to adopt new or revised accounting standards and related interpretations issued by the FASB and the SEC. Any change in these accounting principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes most existing generally accepted accounting principles (“GAAP”) regarding revenue recognition. We will adopt this ASU on April 1, 2018 using the modified retrospective approach. As a result of applying this approach, we will be recording a cumulative effect adjustment to the beginning balance of retained earnings in the first quarter of fiscal 2018. The impact will be immaterial. Further information regarding our adoption of this new accounting standard is included in Part II, Item 8 “Financial Statements and Supplementary Data”, Note 2 “Summary of Significant Accounting Policies”.

Risks associated with utilizing information technology systems could adversely affect our operations.

We rely upon our information technology systems to process, transmit and store electronic information to manage and operate our business. Further, in the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners and personally identifiable information of our employees, on our networks. The secure maintenance and transmission of this information is critical to our business operations.

As a U.S. government contractor, we may face certain security threats, including malicious software malware, phishing and other cybersecurity intrusions to our information technology infrastructure, attempts to gain unauthorized access to proprietary, classified or confidential information, and threats to the physical security of our information technology systems. In addition to security threats, we may also be subject to other systems failures, including network, software or hardware failures. The unavailability of our information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, require significant management attention and resources, subject us to litigation, penalties, regulatory actions or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial and competitive position, results of operations and liquidity.

Although we have implemented certain preventative measures which may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to improve the effectiveness of our systems and strengthen our cybersecurity requirements, however, our systems implementations may not result in the protection or improvements at the levels anticipated. As a U.S. government contractor, we are also subject to regulatory compliance requirements under the DFARS and other federal regulations that require our IT systems to comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171).

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

We own facilities in the following locations:

Tucson, Arizona	Delemont, Switzerland
Anjou, Quebec, Canada	Clayton, Georgia
Rancho Dominguez, California	Bremen, Indiana
Santa Ana, California	Plymouth, Indiana
Fairfield, Connecticut	Mielec, Poland
Middlebury, Connecticut	Bishopville, South Carolina
Oxford, Connecticut	Hartsville, South Carolina
Torrington, Connecticut	Westminster, South Carolina
Ball Ground, Georgia	Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	May 31, 2023	Franklin, Indiana	May 31, 2019
Garden Grove, California	May 31, 2022	Reynosa, Mexico	March 31, 2023
Fountain Valley, California	November 30, 2019	Tecate, Mexico	January 31, 2019
Torrance, California	December 31, 2020	West Trenton, New Jersey	February 28, 2018
San Diego, California	October 1, 2018	Mentor, Ohio	January 31, 2023
Santa Fe Springs, California	November 30, 2018	Oklahoma City, Oklahoma	September 30, 2021
Shanghai, China	August 31, 2020	Bishopville, South Carolina	January 31, 2020
Miami, Florida	February 16, 2019	Grand Prairie, Texas	February 28, 2021
Les Ulis, France	July 1, 2020	Langenselbold, Germany	March 31, 2019
Hoffman Estates, Illinois	November 30, 2018	Lynnwood, Washington	December 31, 2021
Norton Shores, Michigan	April 24, 2019

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers are elected by the Board normally for a term of one year and/on until the election of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers of the company as of May 18, 2018 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	72	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	58	2003	Director, Vice President, Chief Operating Officer, Chief Financial Officer and Assistant Secretary
Patrick S. Bannon	53	2017	Elected Vice President and General Manager in November 2017. Prior thereto served as the Company’s General Manager of its Aircraft Products, Mexico and AeroStructures operations and has been with the Company in various positions for 26 years.
Richard J. Edwards	62	1996	Vice President and General Manager
Thomas J. Williams	66	2006	Corporate General Counsel and Secretary
Ernest D. Hawkins	52	2017	Elected Vice President Finance and Chief Accounting Officer in June 2017. Prior thereto served as the Corporate Controller of the Company’s Sargent Aerospace & Defense Division. He joined RBC Bearings in 2015 as part of the Sargent Aerospace & Defense acquisition. He was employed by Sargent’s previous parent company, Dover Corporation, since 2002.
Robert M. Sullivan	34	2017	Elected Corporate Controller in February 2017. Prior thereto served as the Company’s Assistant Corporate Controller from March 2016 to February 2017. Prior thereto, served as Financial Planning and Analysis Specialist at Sikorsky Aircraft Corporation from October 2013 to March 2016. Prior to joining Sikorsky, spent approximately six years with Ernst & Young LLP as an Audit Manager.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 18, 2018, there were 3 holders of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$108.39	$91.00	$79.75	$68.41
Second Quarter	127.67	100.23	87.82	70.57
Third Quarter	139.95	113.40	95.02	67.99
Fourth Quarter	134.82	114.01	99.92	87.61

The last reported sale price of our common stock on the Nasdaq National Market on May 18, 2018 was $123.26 per share.

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

Total share repurchases for the three months ended March 31, 2018, all of which were made under this program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)

12/31/2017 – 01/27/2018	190	$125.62	190	$20,878
01/28/2018 – 02/24/2018	37	126.00	37	20,873
02/25/2018 – 03/31/2018	259	118.39	259	20,842
Total	486	$121.89	486

During the fourth quarter of fiscal 2018, we did not issue any common stock that was not registered under the Securities Act.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 14 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from March 30, 2013 to March 31, 2018. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index is comprised of issuers with generally similar market capitalizations to that of the Company, and as permitted by regulation, is included in the graph. Each line on the graph assumes that $100 was invested in our common stock on March 30, 2013 or in the respective indices at the closing price on March 30, 2013. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 31, 2018.

	March 30, 2013	March 29, 2014	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018
RBC Bearings Incorporated	$100.00	$124.55	$154.51	$150.57	$198.49	$253.91
Nasdaq Composite Index	100.00	128.83	153.42	156.04	189.99	229.43
Russell 2000 Small Cap Index	100.00	122.64	133.80	122.36	153.94	172.09

*The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 31, 2018, April 1, 2017, April 2, 2016, March 28, 2015 and March 29, 2014 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$674,949	$615,388	$597,472	$445,278	$418,886
Cost of sales	416,838	385,792	378,694	275,138	254,089
Gross margin	258,111	229,596	218,778	170,140	164,797
Selling, general and administrative	113,124	102,922	98,721	75,908	71,969
Other, net	16,846	12,981	16,216	5,802	4,178
Operating income	128,141	113,693	103,841	88,430	88,650
Interest expense, net	7,507	8,706	8,722	1,055	1,019
Other non-operating expense (income)	783	103	334	2,820	(122)
Income before income taxes	119,851	104,884	94,785	84,555	87,753
Provision for income taxes	32,710	34,261	30,891	26,307	27,545
Net income	$87,141	$70,623	$63,894	$58,248	$60,208
Net income per common share:
Basic	$3.64	$3.00	$2.75	$2.52	$2.63
Diluted	$3.58	$2.97	$2.72	$2.49	$2.59
Weighted average common shares:
Basic	23,948,565	23,521,615	23,208,686	23,073,940	22,874,842
Diluted	24,363,789	23,784,636	23,508,418	23,385,061	23,244,241
Dividends per share	—	—	—	$2.00	—
Other Financial Data:
Capital expenditures	$27,976	$20,894	$20,864	$20,897	$28,920

	As of
	March 31,	April 1,	April 2,	March 28,	March 29,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,163	$38,923	$39,208	$125,455	$121,207
Working capital	378,447	354,822	340,640	383,366	374,725
Total assets	1,142,751	1,108,847	1,098,510	632,073	620,993
Total debt	173,355	269,800	363,696	9,198	10,447
Total stockholders’ equity	834,552	717,044	620,947	549,433	538,452

(1)	Net sales were $674.9 million in fiscal 2018 compared to $615.4 million in fiscal 2017, an increase of $59.5 million. The growth is driven primarily by increased demand in our industrial and aerospace markets.

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

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, above under the heading “Cautionary Statement as to Forward-Looking Information.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 43 facilities, of which 36 are manufacturing facilities in six countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy fiscal year 2018 and fiscal year 2017 had 52 weeks; fiscal 2016 contained 53 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

The following items highlight the most recent significant events:

●	In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5.6 million associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5.6 million charge includes a $1.3 million impairment of fixed assets and a $5.2 million impairment of intangible assets offset by a $0.9 million tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. These fair value measurements were classified as Level 3 in the valuation hierarchy. In the third and fourth quarters of fiscal 2018, the Company incurred restructuring charges of $1.1 million and $0.1 million comprised primarily of employee termination costs and building maintenance costs. These costs were recorded within the “Other, net” line item within the consolidated statement of operations and are all attributable to the Engineered Products segment. The cumulative restructuring charges as of the end of the fourth quarter of fiscal 2018, net of taxes, were $6.8 million. The total impact of this restructuring is expected to be between $6.8 million and $7.3 million in after-tax charges, all attributable to the Engineered Products segment, and is expected to conclude in the first quarter of fiscal 2019.

In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company exited a few smaller product offerings and consolidated two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7.1 million associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7.1 million charge includes $3.2 million of inventory rationalization costs, $0.3 million in impairment of intangibles, $2.4 million loss on fixed assets disposals, and $1.2 million exit obligation associated with a building operating lease, of which, $0.8 million remains. The reduction of the exit obligation since the third quarter of fiscal 2017 was primarily related to lease payments made. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the “Other, net” category of the income statement. The pre-tax charge of $7.1 million was offset with a tax benefit of approximately $2.2 million. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

●	In the first quarter of fiscal 2016, subsequent to the close of the fiscal 2015 year, we acquired Sargent for $500.0 million financed through a combination of cash on hand and senior debt. Headquartered in Tucson, Arizona, Sargent is a leader in precision-engineered products, solutions and repairs for aircraft airframes and engines, rotorcraft, submarines and land vehicles. Sargent manufactures, sells, and services hydraulic valves and actuators, specialty bearings, specialty fasteners, seal rings & alignment joints, and precision components under leading brands including Kahr Bearing, Airtomic, Sonic Industries, Sargent Controls and Sargent Aerospace & Defense. Annual sales are approximately $195.0 million and the company has over 750 employees in six facilities in three countries.

Outlook

We ended fiscal 2018 with a backlog of $392.1 million compared to $354.1 million for the same period last fiscal year. Our net sales increased 9.7% year over year due to a 3.7% growth in the aerospace markets and 21.1% in the industrial markets. Excluding RBC Canada, net sales grew 10.0% organically year over year. We expect to see continued growth in the industrial markets resulting from the overall economic improvement of the semi-conductor, energy, mining and general industrial markets. We also anticipate continued growth in aerospace tied to the aircraft build rates, new aircraft introductions and positive movement in defense spending under the new administration.

Management believes that operating cash flows and available credit under the credit facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of March 31, 2018, we had cash and cash equivalents of $54.2 million of which approximately $45.7 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2018, 2.9% of our total net sales were recognized under Ship-In-Place transactions compared to 2.6% in fiscal 2017.

Sales to the industrial market accounted for 38% and 34% of our net sales for the fiscal years 2018 and 2017, respectively. Sales to the aerospace and defense markets accounted for 62% and 66% of our net sales for the same periods.

Aftermarket sales of replacement parts for existing equipment platforms and aftermarket services represented approximately 37% of our net sales for fiscal 2018. We continue to develop our OEM relationships which have established us as a leading supplier on many important industrial, aerospace and defense platforms. Over the past several years, we have experienced increased demand from the replacement parts market, particularly within the diversified industrial sectors; one of our business strategies has been to increase the proportion of sales derived from this sector and from aerospace and defense. We believe these activities increase the stability of our revenue base, strengthen our brand identity and provide multiple paths for revenue growth.

Approximately 12% of our net sales were generated by our international facilities for fiscal 2018 and 2017, respectively. We expect that this proportion will increase as we seek to increase our penetration of foreign markets. Our top ten customers generated 36% and 37% of our net sales in fiscal 2018 and fiscal 2017, respectively. Out of the 36% of net sales generated by our top ten customers during the fiscal year ended March 31, 2018, 21% of net sales were generated by our top four customers compared to 22% for the comparable period last fiscal year.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 10% to 17% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2018, steel prices remained flat with slight variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year over year basis.

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

Fiscal 2018 Compared to Fiscal 2017

Results of Operations

	FY18	FY17	$ Change	% Change
Net sales	$674.9	$615.4	$59.5	9.7%
Net income	$87.1	$70.6	$16.5	23.4%
Net income per common share: Diluted	$3.58	$2.97
Weighted average common shares: Diluted	24,363,789	23,784,636

Net sales increased $59.5 million, or 9.7%, for fiscal 2018 over fiscal 2017. This was mainly the result of a 21.1% increase in net sales to the industrial markets of $44.6 million combined with a 3.7% increase in aerospace net sales of $14.9 million. Organic sales increased 10.0% year over year, with an increase of 21.1% in the industrial markets and 4.1% in the aerospace markets. The increase in industrial sales was mostly attributable to an increase in marine, mining, semicon, energy, and general industrial activity. The increase in aerospace was primarily driven by aerospace OEM, both defense and commercial.

Net income increased by $16.5 million to $87.1 million for fiscal 2018 compared to fiscal 2017. The net income of $87.1 million in fiscal 2018 was affected by restructuring and integration costs of $7.0 million, a $4.9 million tax benefit related to the adoption of ASU 2016-09, the impact of the new tax legislation signed during the third quarter and $0.4 million in foreign exchange loss offset by $0.4 million of discrete tax benefits. Net income for fiscal 2017 was affected by $0.3 million in costs associated with the Sargent acquisition and $4.9 million in costs related to restructuring offset by $0.2 million of discrete tax benefit and $0.2 million of foreign exchange gain.

Gross Margin

	FY18	FY17	$ Change	% Change

Gross Margin	$258.1	$229.6	$28.5	12.4%
Gross Margin %	38.2%	37.3%

Gross margin increased $28.5 million, or 12.4%, for fiscal 2018 compared to the same period last fiscal year. The increase in gross margin was mainly driven by higher sales and cost efficiencies achieved during the current period. Gross margins in fiscal 2018 were impacted by lower production runs and startup costs on new commercial aerospace programs. Gross margin for fiscal 2017 was affected by $3.2 million of restructuring charges and $0.4 million of purchase accounting adjustments associated with the Sargent acquisition.

Selling, General and Administrative

	FY18	FY17	$ Change	% Change

SG&A	$113.1	$102.9	$10.2	9.9%
% of net sales	16.8%	16.7%

SG&A increased as a percentage of net sales to 16.8% in fiscal 2018 from 16.7% in fiscal 2017. SG&A expenses increased by $10.2 million to $113.1 million for fiscal 2018 compared to fiscal 2017. This increase is primarily due to $1.3 million of additional stock compensation expense, $7.2 million of personnel related expenses, and $1.7 million of other miscellaneous expenses.

Other, Net

	FY18	FY17	$ Change	% Change

Other, net	$16.8	$13.0	$3.8	29.8%
% of net sales	2.5%	2.1%

Other operating expenses for fiscal 2018 totaled $16.8 million compared to $13.0 million for fiscal 2017. For fiscal 2018, other operating expenses were comprised of $9.3 million in amortization of intangibles, $8.0 million of restructuring costs offset by $0.5 million of other income. For fiscal 2017, other operating expenses were comprised of $9.3 million in amortization of intangibles, $4.1 million of restructuring costs, and $0.2 million of miscellaneous costs offset by other income of $0.6 million.

Interest Expense, Net

	FY18	FY17	$ Change	% Change

Interest expense	$7.5	$8.7	$(1.2)	(13.8)%
% of net sales	1.1%	1.4%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $7.5 million for fiscal 2018 compared to $8.7 million for fiscal 2017. This included amortization of debt issuance costs of $1.4 million for both fiscal 2018 and 2017.

Other Non-Operating Expense

	FY18	FY17	$ Change	% Change

Other non-operating expense	$0.8	$0.1	$0.7	660.2%
% of net sales	0.1%	0.0%

Other non-operating expense for fiscal 2018 totaled $0.8 million, consisting primarily of $0.6 million of foreign currency expense and $0.2 million of other miscellaneous costs. Other non-operating expense for fiscal 2017 was comprised of $0.2 million of foreign currency gains offset by $0.3 million of other miscellaneous costs.

Income Taxes

	FY18	FY17

Income tax expense	$32.7	$34.3
Effective tax rate with discrete items	27.3%	32.7%
Effective tax rate without discrete items	32.4%	32.9%

Income tax expense for fiscal 2018 was $32.7 million compared to $34.3 million for fiscal 2017. Our effective income tax rate for fiscal 2018 was 27.3% compared to 32.7% for fiscal 2017. The effective income tax rate for fiscal 2018 was favorably impacted by the passage of the Tax Cuts and Jobs Act of 2017 (“TCJA” or “the Act”) resulting in a net tax benefit of $0.1 million. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Act permanently reduces the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at March 31, 2018 and recognized a provisional $9.3 million tax benefit in the Company’s consolidated statement of operations for the year ended March 31, 2018. The Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through December 31, 2017. The Company had an estimated $116.5 million of undistributed foreign E&P subject to the one-time mandatory repatriation and recognized a provisional $9.2 million of income tax expense in the Company’s consolidated statement of operations for the year ended March 31, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provides a measurement period, not to exceed one year from the enactment of the Act. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent there are areas that are incomplete, but are capable of reasonable estimates, a provisional amount is required to be recorded by the Company. If a reasonable estimate is unable to be calculated, the Company is required to disclose why. The Company has recognized provisional tax impacts related to the one-time mandatory repatriation of foreign earnings and the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended March 31, 2018.

In fiscal 2018, in addition to the TCJA, the effective income tax rates are different from the U.S. statutory rate due to a special manufacturing deduction and research credit in the U.S. which decrease the rate, and differences in foreign income taxes and state income taxes which increase the rate. The effective income tax rate for fiscal 2018 of 27.3% includes discrete items of $4.2 million benefit which are comprised substantially of a $3.9 million benefit associated with the adoption of ASU No. 2016-09 Compensation – Stock Compensation (Topic 178) Improvements to Employee Share-Based Payment Accounting and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2018 without these discrete items would have been 32.4%. The effective income tax rate for fiscal 2017 of 32.7% includes discrete items of $0.2 million which are comprised substantially of unrecognized tax benefits associated with federal and state income tax audits closing and the expiration of statutes of limitations along with other permanent adjustments from filing of the fiscal 2016 tax return. The effective income tax rate for fiscal 2017 without these discrete items would have been 32.9%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	FY18	FY17	$ Change	% Change

Net sales	$296.7	$277.7	$19.0	6.8%

Gross margin	$115.6	$110.2	$5.4	4.9%
Gross margin %	39.0%	39.7%

SG&A	$26.0	$23.6	$2.4	10.2%
% of segment net sales	8.8%	8.5%

Net sales increased $19.0 million, or 6.8%, for fiscal 2018 compared to fiscal 2017. The net sales increase of $19.0 million for this segment was mostly attributable to a net sales increase to the industrial sector of 15.1% driven primarily by general industrial OEM. Aerospace sales increased by 4.3% primarily driven by the commercial aerospace OEM.

Gross margin was $115.6 million, or 39.0% of sales, in fiscal 2018 compared to $110.2 million, or 39.7% of sales, for the same period in fiscal 2017. Gross margin in fiscal 2018 was affected by lower production runs and startup costs on commercial aerospace programs.

Roller Bearing Segment:

	FY18	FY17	$ Change	% Change

Net sales	$132.0	$109.5	$22.5	20.6%

Gross margin	$55.0	$41.7	$13.3	32.0%
Gross margin %	41.7%	38.1%

SG&A	$6.3	$6.1	$0.2	3.1%
% of segment net sales	4.8%	5.6%

Net sales increased $22.5 million, or 20.6%, compared to fiscal 2017. This was attributable to a 38.5% increase in net sales to the industrial sector mainly driven by the mining, general industrial and energy markets. Aerospace sales increased 6.6% primarily driven by the defense OEM markets.

The Roller Bearings segment achieved a gross margin of $55.0 million, or 41.7% of sales, in fiscal 2018 compared to $41.7 million, or 38.1% of sales, in fiscal 2017. The increase in gross margin was due to the impact of increased industrial volume as well as cost efficiencies achieved during the year.

Ball Bearing Segment:

	FY18	FY17	$ Change	% Change

Net sales	$67.8	$58.4	$9.4	16.0%

Gross margin	$28.0	$22.8	$5.2	22.8%
Gross margin %	41.2%	39.0%

SG&A	$6.8	$5.7	$1.1	19.7%
% of segment net sales	10.0%	9.7%

Net sales increased $9.4 million, or 16.0%, for fiscal 2018 compared to fiscal 2017. This was attributable to net sales increases to the industrial sector of 19.9% driven by the semiconductor, general industrial, and energy markets. Aerospace sales increased 6.5% driven by the aerospace OEM market.

Gross margin for the year was $28.0 million, or 41.2% of sales, compared to $22.8 million, or 39.0% of sales, during fiscal 2017. This increase as a percentage of sales was primarily due to increased volumes and a favorable product mix.

Engineered Products Segment:

	FY18	FY17	$ Change	% Change

Net sales	$178.4	$169.8	$8.6	5.1%

Gross margin	$59.5	$54.9	$4.6	8.4%
Gross margin %	33.4%	32.4%

SG&A	$21.1	$19.1	$2.0	10.5%
% of segment net sales	11.8%	11.2%

Net sales increased $8.6 million or 5.1%, in fiscal 2018 compared to the same period last fiscal year. Our industrial sales increased 14.2% due primarily to marine and European markets during the year. Aerospace sales increased by 0.6% million primarily due to the defense OEM markets. Organically, sales grew by approximately 6.2% in fiscal 2018 compared to the same period last fiscal year.

Gross margin for the year was $59.5 million, or 33.4% of sales compared to $54.9 million or 32.4% of sales during fiscal 2017. Gross margin in fiscal 2018 was affected by lower production runs and startup costs on new commercial aerospace programs however overall margin increased as a result of favorable product mix and other cost efficiencies achieved during the period.

Corporate:

	FY18	FY17	$ Change	% Change

SG&A	$53.0	$48.5	$4.5	9.2%
% of total net sales	7.8%	7.9%

Corporate SG&A increased $4.5 million or 9.2% for fiscal 2018 compared to fiscal 2017. This was primarily due to increases in stock compensation expense of $1.3 million and personnel-related expenses of $3.2 million

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

Other, Net

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

Other Non-Operating Expense

	FY17	FY16	$ Change	% Change

Other non-operating expense	$0.1	$0.3	$(0.2)	(69.2)%
% of net sales	0.0%	0.1%

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

Liquidity

As of March 31, 2018, we had cash and cash equivalents of $54.2 million of which approximately $45.7 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million Term Loan and (b) a $350.0 million Revolver and together with the Term Loan (the “Facilities”). The Facilities expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of March 31, 2018, there was $0.5 million outstanding under the Revolver and $168.8 million outstanding under the Term Loan, offset by $3.0 million in debt issuance costs (original amount was $7.1 million).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 31, 2018, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $4.0 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 31, 2018, RBCA has the ability to borrow up to an additional $345.5 million under the Revolver.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20-year fixed-rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of March 31, 2018 was 6.7 million CHF, or $7.1 million.

Cash Flows

Fiscal 2018 Compared to Fiscal 2017

The following table summarizes our cash flow activities:

	FY18	FY17	$ Change
Net cash provided by (used in):
Operating activities	$130.3	$101.3	$29.0
Investing activities	(27.9)	(21.4)	(6.5)
Financing activities	(89.9)	(78.8)	(11.1)
Effect of exchange rate changes on cash	2.8	(1.4)	4.2
(Decrease)/increase in cash and cash equivalents	$15.3	$(0.3)	$15.6

During fiscal 2018 we generated cash of $130.3 million from operating activities compared to $101.3 million for fiscal 2017. The increase of $29.0 million for fiscal 2018 was mainly the result of an increase in net income of $16.5 million, addition of non-cash charges of $1.2 million and a favorable net change in operating assets and liabilities of $11.3 million.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of $11.3 million for fiscal 2018 versus fiscal 2017 and ($2.3) million for fiscal 2017 versus fiscal 2016.

	FY18	FY17
Cash provided by (used in):
Accounts receivable	$1.4	$(6.7)
Inventory	(5.4)	16.4
Prepaid expenses and other current assets	3.9	(1.2)
Other non-current assets	(1.0)	(0.5)
Accounts payable	11.9	1.4
Accrued expenses and other current liabilities	(7.8)	(8.8)
Other non-current liabilities	8.3	(2.9)
Total change in operating assets and liabilities:	$11.3	$(2.3)

During fiscal 2018, we used $27.9 million for investing activities as compared to $21.4 for fiscal 2017.

During fiscal 2018, we used $89.9 million for financing activities compared to $78.8 million for fiscal 2017. During fiscal 2018, we paid $84.0 million on the revolving credit facility and $13.8 million on the term loan. The year over year increase in cash used of $11.1 million is due in part to increased payments made on the Term Loan of $3.8 million. In addition, the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” on April 2, 2017 resulted in the Company electing to prospectively classify all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, as cash flows from operating activities in the statement of cash flows. Prior to the adoption of this standard, these were shown as cash inflows from financing activities and cash outflows from operating activities.

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

Capital Expenditures

Our capital expenditures in fiscal 2018 were $28.0 million. We expect to make capital expenditures of approximately $30.0 to $35.0 million during fiscal 2019 in connection with our existing business. We have funded our fiscal 2018 capital expenditures, and expect to fund fiscal 2019 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 31, 2018:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$176,323	$19,238	$151,476	$976	$4,633
Operating leases	23,723	6,384	8,581	5,233	3,525
Interest on debt(2)	11,189	4,879	5,356	300	654
Pension and postretirement benefits	18,768	1,875	3,837	3,839	9,217
Transition tax on unremitted foreign E&P(3)	9,166	733	1,467	1,467	5,499
Total contractual cash obligations	$239,169	$33,109	$170,717	$11,815	$23,528

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax benefits of $11.7 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at March 31, 2018.

(3)	As discussed further in Note 13, “Income Taxes”, within Part II, Item 8, “Financial Statements and Supplementary Data”, the Tax Cuts and Jobs Acts (“TCJA” or “the Act”), which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We will elect to pay the estimated amount above over an eight-year period.

Quarterly Results of Operations

	Quarter Ended
	Mar. 31, 2018	Dec. 30, 2017	Sep. 30, 2017	July 1, 2017	Apr. 1, 2017	Dec. 31, 2016	Oct. 1, 2016	July 2, 2016
	(Unaudited) (in thousands, except per share data)
Net sales	$179,877	$166,858	$164,317	$163,897	$160,210	$146,656	$153,943	$154,579
Gross margin	69,726	64,665	61,811	61,909	63,229	52,385	56,731	57,251
Operating income	37,940	33,123	25,278	31,800	34,389	20,529	29,554	29,221
Net income	$26,677	$23,832	$14,823	$21,809	$21,585	$12,770	$18,228	$18,040
Net income per common share:
Basic(1)(2)	$1.11	$0.99	$0.62	$0.92	$0.91	$0.54	$0.78	$0.77
Diluted(1)(2)	$1.09	$0.97	$0.61	$0.90	$0.90	$0.54	$0.77	$0.76

(1)	See Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, recoverability of intangible assets, income taxes, financing operations, pensions and other postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. In accordance with SEC Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin 104,” we recognize revenues principally from the sale of products at the point of passage of title, which is at the time of shipment, except for certain customers for which it occurs when the products reach their destination.

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2018, 2.9% of our total net sales were recognized under Ship-In-Place transactions compared to 2.6% in fiscal 2017.

Accounts Receivable. We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur in the future as conditions in the marketplace change.

Inventory. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. We account for inventory under a full absorption method. We record adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2018 test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2018 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 74.1%. The fair value of the reporting units exceeds the carrying value by a minimum of 24.8% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan’s future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis was 3.70% at March 31, 2018 and April 1, 2017, respectively. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 7.00% in fiscal 2018 and fiscal 2017.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.70% to 2.70%) would have increased our pension expense for fiscal 2018 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.70% to 4.70%) would have decreased our pension expense for fiscal 2018 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 6.00%) would have increased our pension expense for fiscal 2018 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 7.00% to 8.00%) would have reduced our pension expense for fiscal 2018 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 31, 2018 by 1.00% (from 3.70% to 2.70%) would have increased the projected benefit obligation of our pension plan by approximately $2.7 million. Increasing the discount rate assumption used to determine the funded status as of March 31, 2018 by 1.00% (from 3.70% to 4.70%) would have reduced the projected benefit obligation of our pension plan by approximately $2.2 million.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	2.02%	1.17%	1.70%
Expected volatility	24.17%	28.45%	31.25%

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

Off-Balance Sheet Arrangements

At March 31, 2018, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We have exposure to risk associated with interest rates on our short-term and long-term debt obligations entered into as part of our Sargent Aerospace & Defense acquisition on April 24, 2015. We entered into a new credit agreement (the “New Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The New Credit Agreement provides RBCA, as Borrower, with (a) a $200.0 million Term Loan and (b) a $350.0 million Revolver and together with the Term Loan (the “Facilities”).

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency. Our Canadian operations utilized the Canadian Dollar as the functional currency, though they are no longer in operation as of March 31, 2018. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations in fiscal 2018 compared to approximately 11% of our net sales in fiscal 2017. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of March 31, 2018, we had no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and April 1, 2017 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

[/s/ Ernst & Young LLP]

We have served as the Company’s auditor since 2002.

Stamford, Connecticut

May 30, 2018

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31, 2018	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,163	$38,923
Accounts receivable, net of allowance for doubtful accounts of $1,326 in 2018 and $1,213 in 2017	116,890	109,700
Inventory	306,124	289,594
Prepaid expenses and other current assets	6,473	9,743
Total current assets	483,650	447,960
Property, plant and equipment, net	192,513	183,625
Goodwill	268,124	268,042
Intangible assets, net of accumulated amortization of $38,880 in 2018 and $30,191 in 2017	183,764	196,801
Other assets	14,700	12,419
Total assets	$1,142,751	$1,108,847

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 31, 2018	April 1, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,188	$34,392
Accrued expenses and other current liabilities	40,777	44,532
Current portion of long-term debt	19,238	14,214
Total current liabilities	105,203	93,138
Long-term debt, less current portion	154,117	255,586
Deferred income taxes	11,749	12,036
Other non-current liabilities	37,130	31,043
Total liabilities	308,199	391,803
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2018 and 2017; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 in 2018 and 2017; issued shares: 25,123,694 in 2018 and 24,757,803 in 2017; outstanding shares: 24,105,029 in 2018 and 23,771,481 in 2017	251	248
Additional paid-in capital	339,148	312,474
Accumulated other comprehensive income	(2,285)	(9,823)
Retained earnings	536,978	448,693
Treasury stock, at cost, 713,687 shares in 2018 and 667,931 shares in 2017	(39,540)	(34,548)
Total stockholders’ equity	834,552	717,044
Total liabilities and stockholders’ equity	$1,142,751	$1,108,847

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net sales	$674,949	$615,388	$597,472
Cost of sales	416,838	385,792	378,694
Gross margin	258,111	229,596	218,778
Operating expenses:
Selling, general and administrative	113,124	102,922	98,721
Other, net	16,846	12,981	16,216
Total operating expenses	129,970	115,903	114,937
Operating income	128,141	113,693	103,841
Interest expense, net	7,507	8,706	8,722
Other non-operating expense	783	103	334
Income before income taxes	119,851	104,884	94,785
Provision for income taxes	32,710	34,261	30,891
Net income	$87,141	$70,623	$63,894
Net income per common share:
Basic	$3.64	$3.00	$2.75
Diluted	$3.58	$2.97	$2.72
Weighted average common shares:
Basic	23,948,565	23,521,615	23,208,686
Diluted	24,363,789	23,784,636	23,508,418

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net income	$87,141	$70,623	$63,894
Pension and postretirement liability adjustments, net of taxes of $415	1,383	1,331	465
Foreign currency translation adjustments	6,155	(4,164)	315
Total comprehensive income	$94,679	$67,790	$64,674

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at March 28, 2015	23,833,185	$238	$262,091	$(7,770)	$314,176	(439,864)	$(19,302)	$549,433
Net income	—	—	—	—	63,894	—	—	63,894
Stock-based compensation	—	—	10,200	—	—	—	—	10,200
Repurchase of common stock	—	—	—	—	—	(163,171)	(10,492)	(10,492)
Exercise of equity awards	171,319	3	4,580	—	—	—	—	4,583
Change in net prior service cost and actuarial losses, net of taxes of $276	—	—	—	465	—	—	—	465
Issuance of restricted stock	142,263	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	2,549	—	—	—	—	2,549
Currency translation adjustments	—	—	—	315	—	—	—	315
Balance at April 2, 2016	24,146,767	241	279,420	(6,990)	378,070	(603,035)	(29,794)	620,947
Net income	—	—	—	—	70,623	—	—	70,623
Stock-based compensation	—	—	12,111	—	—	—	—	12,111
Repurchase of common stock	—	—	—	—	—	(64,896)	(4,754)	(4,754)
Exercise of equity awards	456,826	7	16,163	—	—	—	—	16,170
Change in net prior service cost and actuarial losses, net of taxes of $782	—	—	—	1,331	—	—	—	1,331
Issuance of restricted stock	154,210	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	4,780	—	—	—	—	4,780
Currency translation adjustments	—	—	—	(4,164)	—	—	—	(4,164)
Balance at April 1, 2017	24,757,803	248	312,474	(9,823)	448,693	(667,931)	(34,548)	717,044
Net income	—	—	—	—	87,141	—	—	87,141
Stock-based compensation	—	—	13,403	—	—	—	—	13,403
Repurchase of common stock	—	—	—	—	—	(45,756)	(4,992)	(4,992)
Exercise of equity awards	255,732	3	13,271	—	—	—	—	13,274
Change in net prior service cost and actuarial losses, net of taxes of $415	—	—	—	1,383	—	—	—	1,383
Issuance of restricted stock	110,159	—	—	—	—	—	—	—
Impact from adoption of ASU 2016-09	—	—	—	—	1,144	—	—	1,144
Currency translation adjustments	—	—	—	6,155	—	—	—	6,155
Balance at March 31, 2018	25,123,694	$251	$339,148	$(2,285)	$536,978	(713,687)	$(39,540)	$834,552

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$87,141	$70,623	$63,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,016	18,100	16,807
Excess tax benefits from stock-based compensation	—	(4,780)	(2,549)
Deferred income taxes	(702)	8,323	(336)
Amortization of intangible assets	9,344	9,272	9,000
Amortization of deferred financing costs	1,424	1,424	1,333
Consolidation and restructuring charges	6,619	1,443	190
Stock-based compensation	13,403	12,111	10,200
Loss on disposition of assets	241	2,504	3
Gain on acquisition	—	(293)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,934)	(7,294)	(619)
Inventory	(14,490)	(9,057)	(25,460)
Prepaid expenses and other current assets	1,088	(2,815)	(1,576)
Other non-current assets	(3,355)	(2,412)	(1,876)
Accounts payable	10,494	(1,397)	(2,756)
Accrued expenses and other current liabilities	(2,285)	5,480	14,246
Other non-current liabilities	8,285	10	2,859
Net cash provided by operating activities	130,289	101,242	83,360
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,976)	(20,894)	(20,864)
Acquisition of businesses, net of cash acquired	—	(651)	(500,000)
Proceeds from sale of assets	87	188	726
Net cash used in investing activities	(27,889)	(21,357)	(520,138)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	225,000
Repayments of revolving credit facility	(84,000)	(84,500)	(56,000)
Proceeds from term loans	—	—	200,000
Repayments of term loans	(13,750)	(10,000)	(7,500)
Finance fees paid in connection with credit facility	—	—	(7,122)
Payments of notes payable	(475)	(469)	(1,229)
Repurchase of common stock	(4,992)	(4,754)	(10,492)
Exercise of stock options	13,274	16,170	4,583
Excess tax benefits from stock-based compensation	—	4,780	2,549
Net cash (used in) provided by financing activities	(89,943)	(78,773)	349,789

Effect of exchange rate changes on cash	2,783	(1,397)	742
Cash and cash equivalents:
Increase/(decrease) during the year	15,240	(285)	(86,247)
Cash, at beginning of year	38,923	39,208	125,455
Cash, at end of year	$54,163	$38,923	$39,208

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.            Organization and Business

RBC Bearings Incorporated (the “Company”, collectively with its subsidiaries), is a Delaware corporation. The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. In fiscal 2018, no one customer accounted for more than 9% of the Company’s net sales as compared to no more than 9% and 10% of the Company’s net sales in fiscal 2017 and 2016, respectively. The Company’s segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 17 “Reportable Segments.”

2.            Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“RAS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Avborne Accessory Group, Inc. (“AMS”), Schaublin Holdings S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska sp. Z.o.o., RBC France SAS and Schaublin GmbH (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim Bearings Company”), Engineered Components (“ECD”), RBC Aerocomponents (“RAC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center, Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”) and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2018 contained 52 weeks, 2017 contained 52 weeks and 2016 contained 53 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company accounts for inventory under a full absorption method, and records adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

The estimated useful lives of the Company’s property, plant and equipment follows:

Buildings and improvements	20-30 years
Machinery and equipment	3-15 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Recognition of Revenue and Accounts Receivable and Concentration of Credit Risk

The Company recognizes revenue only after the following four basic criteria are met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The seller’s price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

Revenue is recognized upon the passage of title, which generally is at the time of shipment, except for certain customers for which it occurs when the products reach their destination. Accounts receivable, net of applicable allowances, is recorded when revenue is recorded.

We also recognize revenue on a Ship-In-Place basis for three customers who have required that we hold the product after final production is complete.  In this case, a written agreement has been executed (at the customer’s request) whereby the customer accepts the risk of loss for product that is invoiced under the Ship-In-Place arrangement.  For each transaction for which revenue is recognized under a Ship-In-Place arrangement, all final manufacturing inspections have been completed and customer acceptance has been obtained. In fiscal 2018, 2.9% of our total net sales were recognized under Ship-In-Place transactions compared to 2.6% in fiscal 2017.

We also on occasion record deferred revenue on our balance sheet as a liability. Deferred revenue represents progress payments received, primarily from one customer, to cover purchases of raw materials per the terms of multi-year long term contracts. Revenue associated with these agreements is recognized in accordance with the criteria discussed above.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 6% of accounts receivables at March 31, 2018 and 8% at April 1, 2017.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2018 test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2018 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 74.1%. The fair value of the reporting units exceeds the carrying value by a minimum of 24.8% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net income	$87,141	$70,623	$63,894

Denominator:
Denominator for basic net income per common share—weighted-average shares	23,948,565	23,521,615	23,208,686
Effect of dilution due to employee stock options	415,224	263,021	299,732
Denominator for diluted net income per common share—adjusted weighted-average shares	24,363,789	23,784,636	23,508,418
Basic net income per common share	$3.64	$3.00	$2.75
Diluted net income per common share	$3.58	$2.97	$2.72

At March 31, 2018, 217,280 employee stock options and 53,073 restricted shares have been excluded from the calculation of diluted earnings per share. At April 1, 2017, 459,500 employee stock options and 3,000 restricted shares have been excluded from the calculation of diluted earnings per share. At April 2, 2016, 443,250 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company’s foreign operations for fiscal 2018, 2017 and 2016 amounted to $776, $7,414 and $8,660, respectively. Total assets of the Company’s foreign operations were $135,801 and $125,164 at March 31, 2018 and April 1, 2017, respectively.

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

The carrying amounts of the Company’s borrowings under its Wells Fargo Credit Agreement and Swiss Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 1, 2017	$(3,942)	$(5,881)	$(9,823)
Other comprehensive income before reclassifications	6,155	429	6,584
Amounts reclassified from accumulated other comprehensive loss	—	954	954
Net current period other comprehensive income	6,155	1,383	7,538
Balance at March 31, 2018	$2,213	$(4,498)	$(2,285)

Stock-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA” or “the Act”), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. The Company has not determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740):Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-equity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard on April 2, 2017. As a result of the adoption, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $4,917 for the twelve months ended March 31, 2018. Prior to adoption, these amounts would have been recorded as an increase to additional paid-in capital. This change may create volatility in the Company’s effective tax rate. The adoption of this standard also resulted in a cumulative effect change to opening retained earnings of $1,144 for previously unrecognized excess tax benefits.

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

The adoption of the ASU also resulted in the Company removing the excess tax benefits from the assumed proceeds available to repurchase shares when calculating diluted earnings per share on a prospective basis. The revised calculation increased the diluted weighted average common shares outstanding by approximately 111 thousand shares in the period of adoption. The Company also made an accounting policy election to continue to estimate forfeitures as it did prior to adoption.

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

The Company has completed their assessment of the impact of ASU No. 2014-09 on its business which has identified certain differences from the application of the new standard. The Company’s performance obligations under the new standard are not materially different from the existing standard. The majority of the Company’s contracts involve the sale of parts to customers and will continue to transfer control of assets at a point in time because the criteria in the new standard for over-time recognition have not been met. For a limited number of contracts, primarily related to services performed, the Company will now recognize revenue over time in proportion to costs incurred. For these contracts, the Company has concluded that the cost-to-cost measure of progress most accurately depicts the transfer of control of assets to the customer.

Based upon the results of our assessment, the Company does not expect the new revenue standard to have a material impact on the Company’s pattern of revenue recognition, operating revenue, results of operations, or financial position; however, we will expand certain disclosures as required. In reaching this conclusion, the Company evaluated its different contracting practices including Master Agreements and Purchase Orders. The assessment included analyzing the standard’s impact on the Company’s revenue streams and above mentioned contracting practices.

The Company has substantially completed the process of updating accounting policies, evaluating new disclosure requirements and implementing changes to its business processes, systems and controls to support revenue recognition and disclosure under the new guidance and will adopt the requirements of the new standard in the first quarter of fiscal 2019. The Company has determined that as a result of applying the modified retrospective method, the cumulative effect adjustment to retained earnings as of April 1, 2018 will be immaterial.

Other new pronouncements issued but not effective until after March 31, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 31, 2018	$1,213	$125	$73	$(85)	$1,326
April 1, 2017	1,324	96	(157)	(50)	1,213
April 2, 2016	860	191	308	(35)	1,324

*Foreign currency and acquisition transactions.

4.	Inventory

Inventories are summarized below:

	March 31, 2018	April 1, 2017
Raw materials	$44,102	$35,364
Work in process	77,890	79,048
Finished goods	184,132	175,182
	$306,124	$289,594

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2018	April 1, 2017
Land	$19,723	$18,164
Buildings and improvements	86,237	81,467
Machinery and equipment	259,645	240,128
	365,605	339,759
Less: accumulated depreciation and amortization	(173,092)	(156,134)
	$192,513	$183,625

6.	Restructuring of Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company expects to close its RBC Canada location and consolidate certain residual assets into other locations by the end of this fiscal year. As a result, the Company recorded an after-tax charge of $5,577 associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5,577 charge includes a $1,337 impairment of fixed assets and a $5,157 impairment of intangible assets offset by a $917 tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. These fair value measurements were classified as Level 3 in the valuation hierarchy. In the third and fourth quarters of fiscal 2018, the Company incurred restructuring charges of $1,091 and $100 comprised primarily of employee termination costs and building maintenance costs. These costs were recorded within the “Other, net” line item within the consolidated statement of operations and are all attributable to the Engineered Products segment. The cumulative restructuring charges as of the end of the fourth quarter of fiscal 2018, net of taxes, were $6,768. The total impact of this restructuring is expected to be between $6,800 and $7,300 in after-tax charges, all attributable to the Engineered Products segment, and is expected to conclude in the first quarter of fiscal 2019.

In the third quarter of fiscal 2017, the Company reached a decision to integrate and restructure its industrial manufacturing operation in South Carolina. The Company exited a few smaller product offerings and consolidated two manufacturing facilities into one. These restructuring efforts will better align our manufacturing capacity and market focus. As a result, the Company recorded a charge of $7,060 associated with the restructuring in the third quarter of fiscal 2017 attributable to the Roller Bearings segment. The $7,060 charge includes $3,215 of inventory rationalization costs, $261 in impairment of intangibles, $2,402 loss on fixed assets disposals, and $1,182 exit obligation associated with a building operating lease, of which, $766 remains. The reduction of the exit obligation since the third quarter of fiscal 2017 was primarily related to lease payments made. The inventory rationalization costs were recorded in Cost of Sales in the income statement. All other costs were recorded under operating expenses in the “Other, net” category of the income statement. The pre-tax charge of $7,060 was offset with a tax benefit of approximately $2,222. The Company determined that the market approach was the most appropriate method to estimate the fair value for the inventory, intangible assets, equipment and building operating lease using comparable sales data and actual quotes from potential buyers in the market place.

7.	Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
April 1, 2017	$16,007	$79,597	$5,623	$166,815	$268,042
Translation adjustments	—	—	—	82	82
March 31, 2018	$16,007	$79,597	$5,623	$166,897	$268,124

Intangible Assets

		March 31, 2018		April 1, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$8,351	$53,869	$6,465
Customer relationships and lists	24	106,583	16,499	107,864	12,308
Trade names	10	18,734	6,765	19,923	5,137
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	9,657	4,810	8,803	4,130
Domain names	10	437	430	437	386
Other	6	1,433	1,303	1,174	1,043
Non-amortizable repair station certifications	n/a	34,200	—	34,200	—
Total		$222,644	$38,880	$226,992	$30,191

Amortization expense for definite-lived intangible assets during fiscal years 2018, 2017 and 2016 was $9,344, $9,272 and $9,000, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2019	$9,054
2020	8,947
2021	8,896
2022	8,779
2023	8,695
2024 and thereafter	105,193

8.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 31, 2018	April 1, 2017
Employee compensation and related benefits	$14,240	$12,262
Taxes	2,939	2,501
Deferred revenue	13,613	17,974
Workers compensation	2,086	2,548
Legal	1,228	1,533
Other	6,671	7,714
	$40,777	$44,532

9.	Debt

Credit Facility

In connection with the Sargent Aerospace & Defense (“Sargent”) acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto and terminated the JP Morgan Credit Agreement. The Credit Agreement provides RBCA, as Borrower, with (a) a $200,000 Term Loan and (b) a $350,000 Revolver and together with the Term Loan (the “Facilities”). The Facilities expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1% or (b) LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR rate loans. As of March 31, 2018, there was $500 outstanding under the Revolver and $168,750 outstanding under the Term Loan, offset by $2,968 in debt issuance costs (original amount was $7,122).

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of March 31, 2018, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,990 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of March 31, 2018, RBCA has the ability to borrow up to an additional $345,510 under the Revolver.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20-year fixed-rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of March 31, 2018 was 6,743 CHF, or $7,073.

The balances payable under all borrowing facilities are as follows:

	March 31, 2018	April 1, 2017
Revolver and term loan facilities	$169,250	$267,000
Debt issuance cost	(2,968)	(4,392)
Other	7,073	7,192
Total debt	173,355	269,800
Less: current portion	19,238	14,214
Long-term debt	$154,117	$255,586

The current portion of long-term debt as of both March 31, 2018 and April 1, 2017 includes the current portion of the Schaublin mortgage and the current portion of the revolver and term loan facilities.

Cash interest paid during fiscal years 2018, 2017, and 2016 was $6,227, $7,279, and $7,664, respectively.

The Company’s required future annual principal payments for the next five years and thereafter are $19,238 for fiscal 2019, $24,238 for fiscal 2020, $127,238 for fiscal 2021, $488 for fiscal 2022, $488 for fiscal 2023 and $4,633 thereafter.

10.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 31, 2018	April 1, 2017
Non-current pension liability, net	$—	$1,895
Other postretirement benefits	2,450	2,744
Non-current income tax liability	20,176	13,492
Deferred compensation	13,620	11,195
Other	884	1,717
	$37,130	$31,043

11.	Pension Plan

At March 31, 2018, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 31, 2018	April 1, 2017
Cash and cash equivalents	$1,107	$10,277
U.S. equity mutual funds	18,881	8,978
International equity mutual funds	1,985	—
Fixed income mutual funds	2,936	3,899
	$24,909	$23,154

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The following tables set forth the funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at March 31, 2018 and April 1, 2017:

	March 31, 2018	April 1, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$25,049	$26,917
Service cost	232	251
Interest cost	904	889
Actuarial gain	(38)	(1,452)
Benefits paid	(1,577)	(1,556)
Benefit obligation at end of year	$24,570	$25,049
Change in plan assets:
Fair value of plan assets at beginning of year	$23,154	$22,731
Actual return on plan assets	1,832	479
Employer contributions	1,500	1,500
Benefits paid	(1,577)	(1,556)
Fair value of plan assets at end of year	$24,909	$23,154

Over(Under)funded status at end of year	$339	$(1,895)

Amounts recognized in the consolidated balance sheet:

Non-current assets	$339	$—
Non-current liabilities	—	(1,895)
Net asset (liability) recognized	$339	$(1,895)

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$71	$106
Net actuarial loss	7,596	9,064
Accumulated other comprehensive loss	$7,667	$9,170

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2019:

Prior service cost	$35
Net actuarial loss	916
Total	$951

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company’s plan for the three fiscal years in the period ended March 31, 2018:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Components of net periodic benefit cost:
Service cost	$232	$251	$272
Interest cost	904	889	920
Expected return on plan assets	(1,610)	(1,581)	(1,615)
Amortization of prior service cost	35	60	66
Amortization of losses	1,207	1,394	1,343
Net periodic benefit cost	$768	$1,013	$986

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2018	FY 2017	FY 2016
Discount rate	3.70%	3.40%	3.40%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The discount rate used in determining the funded status as of March 31, 2018 and April 1, 2017 was 3.70%.

To determine the postretirement net periodic benefit costs in fiscal 2018, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2017 was used. To determine the postretirement net periodic benefit costs in fiscal 2017, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2016 was used and for fiscal 2016 the RP-2014 adjusted to 2006 blue collar mortality table with Scale MP-2015 was used.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2018:

2019	$1,654
2020	1,692
2021	1,707
2022	1,720
2023	1,725
2024-2028	8,272

Although no contributions are required for fiscal 2019, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 146 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2018, 2017 and 2016, the Company made contribution and premium payments equal to $889, $875 and $861, respectively.

The Company also has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $1,714, $1,585 and $1,354 in fiscal 2018, 2017 and 2016, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $271, $256 and $214 in fiscal 2018, 2017 and 2016, respectively.

12.	Postretirement Health Care and Life Insurance Benefits

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 31, 2018 and April 1, 2017:

	March 31, 2018	April 1, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$2,963	$3,222
Service cost	33	42
Interest cost	98	102
Actuarial gain	(297)	(281)
Benefits paid	(126)	(122)
Benefit obligation at end of year	$2,671	$2,963
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	126	122
Benefits paid	(126)	(122)
Fair value of plan assets at end of year	$—	$—
Underfunded status at end of year	$(2,671)	$(2,963)
Amounts recognized in the consolidated balance sheet:
Current liability	$(221)	$(219)
Non-current liability	(2,450)	(2,744)
Net liability recognized	$(2,671)	$(2,963)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$15	$19
Net actuarial loss	(85)	207
Accumulated other comprehensive loss	$(70)	$226

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2019:
Prior service cost	$3
Net actuarial loss	(14)
Total	$(11)

	Fiscal Year Ended
Components of net periodic benefit cost:	March 31, 2018	April 1, 2017	April 2, 2016
Service cost	$33	$41	$54
Interest cost	98	102	107
Prior service cost amortization	3	3	3
Amount of loss recognized	(4)	26	37
Net periodic benefit cost	$130	$172	$201

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.70% at March 31, 2018 and 3.70% at April 1, 2017. The discount rate used in determining the net periodic benefit cost was 3.70% for fiscal 2018, 3.40% for fiscal 2017, and 3.40% for fiscal 2016. To determine the postretirement net periodic benefit costs in fiscal 2018, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2017 was used. To determine the postretirement net periodic benefit costs in fiscal 2017, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2016 was used and for fiscal 2016 the RP-2014 adjusted to 2006 blue collar mortality table with Scale MP-2015 was used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2018:

2019	$221
2020	223
2021	215
2022	193
2023	201
2024-2028	945

13.	Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Domestic	$116,513	$94,629	$83,622
Foreign	3,338	10,255	11,163
Total income before income taxes	$119,851	$104,884	$94,785

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Current tax expense:
Federal	$28,555	$21,903	$26,281
State	1,313	887	1,960
Foreign	3,544	3,148	2,986
	33,412	25,938	31,227
Deferred tax expense:
Federal	(273)	8,299	(279)
State	457	245	342
Foreign	(886)	(221)	(399)
	(702)	8,323	(336)
Total income taxes	$32,710	$34,261	$30,891

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (“TCJA” or “the Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Act permanently reduces the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The primary impacts of the TCJA reflected in the consolidated financial statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate rate and a one-time mandatory transition tax on accumulated earnings of foreign subsidiaries. The SEC provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year form the date of enactment. As of March 31, 2018 the Company has not completed the accounting for the tax effects of the Act. Therefore, the Company has recorded provisional amounts for certain effects of the TCJA. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state conformity to federal changes.

The Company recorded a net tax benefit of $152 in fiscal 2018 resulting from the TCJA. The provisional benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse was $9,318. The provisional expense recognized related to the one one-time mandatory deemed repatriation of foreign earnings was $9,166 of which the Company will elect to pay the one-time tax over a period of eight years.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Income taxes using U.S. federal statutory rate	$37,825	$36,710	$33,175
State income taxes, net of federal benefit	1,221	676	1,493
Domestic production activities deduction	(1,374)	(1,803)	(2,320)
Revaluation of deferred tax liabilities due to federal rate change	(9,318)	—	—
Stock based compensation	(4,905)	—	—
Foreign rate differential	1,604	(662)	(1,321)
Transition tax	9,166	—	—
Research and development credits	(1,293)	(1,163)	(1,144)
U.S. unrecognized tax positions	452	(290)	181
Other - net	(668)	793	827
	$32,710	$34,261	$30,891

Net deferred tax assets (liabilities) are comprised of the following:

	March 31, 2018	April 1, 2017
Deferred tax assets (liabilities):
Postretirement benefits	$577	$1,018
Employee compensation accruals	2,193	4,128
Net operating losses	682	443
Inventory	7,688	12,110
Stock compensation	4,917	6,455
Pension	(78)	698
State tax	1,134	1,466
Other	3,774	3,947
Total gross deferred tax assets	20,887	30,265
Valuation allowance	(2,318)	(919)
Total deferred tax assets	$18,569	$29,346

Deferred tax liabilities:
Property, plant and equipment	(13,648)	(19,548)
Intangible assets	(16,670)	(21,834)
Total deferred tax liabilities	(30,318)	(41,382)

Total net deferred tax assets (liabilities)	$(11,749)	$(12,036)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on certain state credits and state net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 31, 2018 the valuation allowance increased by $1,400 which pertained to an increase of state and foreign credits. For the Company’s fiscal year ended April 1, 2017 the valuation allowance increased by $339 which pertained to an increase of state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 31, 2018, the Company has state net operating losses in different jurisdictions at varying amounts up to $9,338, which expire at various dates through 2038. At March 31, 2018, the Company has state credits in different jurisdictions at varying amounts up to $3,440 which will expire at various dates through 2038. At March 31, 2018, the Company has foreign credits in different jurisdictions at varying amounts up to $936 which will expire at various dates through 2038.

The TCJA required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017. If the earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. A provision has not been made for additional U.S. federal and foreign taxes at March 31, 2018 of approximately $2,165 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 31, 2018 and April 1, 2017 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 31, 2018	April 1, 2017	April 2, 2016
Balance, beginning of year	$13,775	$14,297	$5,514
Gross (decreases) increases – tax positions taken during a prior period	(2,475)	(488)	248
Gross increases – tax positions taken during the current period	1,146	1,280	8,745
Reductions due to settlement with taxing authorities	—	(223)	—
Reductions due to lapse of the applicable statute of limitations	(511)	(1,091)	(210)
Balance, end of year	$11,935	$13,775	$14,297

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized an expense of $284 and a benefit of $36 of interest and penalties on its statement of operations for the fiscal years ended March 31, 2018 and April 1, 2017, respectively. The Company has approximately $1,148 and $864 of accrued interest and penalties at March 31, 2018 and April 1, 2017, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 30, 2019 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1,777.

Cash outflows for income taxes during fiscal years 2018, 2017, and 2016 were $21,045, $29,699, and $21,305 respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 28, 2015. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 30, 2013 was effectively settled in fiscal 2016.

14.	Stockholders’ Equity

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

2013 Long-Term Incentive Plan

The 2013 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. The purpose of the Plan is to provide our directors, officers and other employees and persons who engage in services for us with incentives to maximize stockholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility.

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

2017 Long-Term Incentive Plan

The 2017 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the Plan. The purpose of the Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

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

Stock Options. Under the 2005, 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2005 Long-Term Incentive Plan, any incentive stock option must be exercised within 10 years of the date of grant. Under the 2013 Long-Term Incentive Plan, any incentive stock option must be exercised within 7 years of the date of grant. Under the 2017 Long-Term Incentive Plan, any incentive stock option must be exercised within 10 years of the date of grant. Under all three Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 31, 2018, there were outstanding options to purchase 138,500 shares of common stock granted under the 2005 Long-Term Incentive Plan, 99,800 of which were exercisable. There were 798,917 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 170,292 of which were exercisable. There were no outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan.

Restricted Stock. Under the 2005, 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 Long-Term Incentive Plan, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed fifty percent (50%) of the total authorized number of Shares pursuant to the Plan. As of March 31, 2018, there were 9,259 and 295,719 shares of restricted stock outstanding under the 2005 and 2013 Long-Term Incentive Plans, respectively. There were no shares of restricted stock outstanding under the 2017 Long-Term Incentive Plan as of March 31, 2018.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plan. Under the 2005, 2013 and 2017 Long-Term Incentive Plans, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised.

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

Amendment and Termination of the Plan. The Board may amend or terminate the 2005, 2013 and 2017 Long-Term Incentive Plans at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. The 2005 Long-Term Incentive Plan terminated on the tenth anniversary of its adoption. Subject to the provisions of an Award Agreement, which may be more restrictive, no termination of the Plan shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives theretofore granted under the Plan.

A summary of the status of the Company’s stock options outstanding as of March 31, 2018 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 1, 2017	975,974	$63.30	5.2	$32,976
Awarded	217,280	104.85
Exercised	(255,732)	51.91
Forfeitures	(105)	116.25
Outstanding, March 31, 2018	937,417	$76.03	5.2	$45,151

Exercisable, March 31, 2018	270,092	$62.10	4.0	$16,773

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	2.02%	1.17%	1.70%
Expected volatility	24.17%	28.45%	31.25%

The weighted average fair value per share of options granted was $26.73 in fiscal 2018, $20.58 in fiscal 2017and $22.05 in fiscal 2016.

As of March 31, 2018, there was $11,983 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.4 years. The total fair value of options that vested in fiscal 2018, 2017 and 2016 was $27,113, $19,899, $12,126, respectively. The total intrinsic value of options exercised in fiscal 2018, 2017 and 2016 was $16,002, $21,188 and $7,219, respectively.

Of the total awards outstanding at March 31, 2018, 924,595 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $76.01, an intrinsic value of $44,557, and a weighted average contractual term of 5.2 years.

A summary of the status of the Company’s restricted stock outstanding as of March 31, 2018 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, April 1, 2017	318,391	$73.02
Granted	116,273	108.06
Vested	(123,572)	69.44
Forfeitures	(6,114)	77.18
Non-vested, March 31, 2018	304,978	$87.75

The Company recorded $5,635 (net of taxes of $3,282) in compensation in fiscal 2018 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $21,141 at March 31, 2018. This cost is expected to be recognized over a weighted average period of approximately 3.1 years.

15.	Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through February 2028, with rental expense aggregating $5,440, $5,548 and $5,101 in fiscal 2018, 2017 and 2016, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for fiscal 2018, 2017 and 2016 aggregated $1,721, $1,656 and $1,606, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2019	$6,384
2020	4,656
2021	3,925
2022	2,732
2023	2,501
2024 and thereafter	3,525

As of March 31, 2018, approximately 8.5% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2018, 2017 and 2016, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2019 or 2020.

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

16.	Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Plant consolidation and restructuring costs	$7,685	$4,124	$1,063
Acquisition costs	—	55	5,096
Provision for doubtful accounts	125	96	191
Amortization of intangibles	9,344	9,272	9,000
Other (income) expense	(308)	(566)	866
	$16,846	$12,981	$16,216

17.	Reportable Segments

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

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net External Sales
Plain	$296,708	$277,700	$270,534
Roller	132,021	109,483	112,039
Ball	67,806	58,448	53,650
Engineered Products	178,414	169,757	161,249
	$674,949	$615,388	$597,472

Gross Margin
Plain	$115,592	$110,215	$103,500
Roller	55,028	41,678	47,469
Ball	27,965	22,772	21,352
Engineered Products	59,526	54,931	46,457
	$258,111	$229,596	$218,778

Selling, General and Administrative Expenses
Plain	$25,991	$23,585	$21,008
Roller	6,307	6,116	5,958
Ball	6,773	5,657	5,512
Engineered Products	21,071	19,065	19,631
Corporate	52,982	48,499	46,612
	$113,124	$102,922	$98,721

Operating Income
Plain	$86,334	$81,063	$73,289
Roller	48,699	33,821	41,270
Ball	20,919	16,593	15,182
Engineered Products	25,081	30,877	26,970
Corporate	(52,892)	(48,661)	(52,870)
	$128,141	$113,693	$103,841

Total Assets
Plain	$401,248	$371,169	$628,531
Roller	157,012	147,226	286,418
Ball	60,000	55,788	55,675
Engineered Products	465,479	474,339	454,428
Corporate	59,012	60,325	(326,542)
	$1,142,751	$1,108,847	$1,098,510

Capital Expenditures
Plain	$11,468	$9,386	$5,984
Roller	4,245	4,021	4,239
Ball	2,407	2,155	1,457
Engineered Products	7,209	4,591	5,693
Corporate	2,647	741	3,491
	$27,976	$20,894	$20,864

Depreciation & Amortization
Plain	$9,296	$9,075	$9,145
Roller	4,109	4,198	4,008
Ball	1,752	1,836	1,790
Engineered Products	10,777	10,443	9,411
Corporate	2,426	1,820	1,453
	$28,360	$27,372	$25,807

Geographic External Sales
Domestic	$592,818	$540,774	$522,405
Foreign	82,131	74,614	75,067
	$674,949	$615,388	$597,472

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Geographic Long-Lived Assets
Domestic	$150,716	$144,389	$145,538
Foreign	41,797	39,236	39,206
	$192,513	$183,625	$184,744

Intersegment Sales
Plain	$5,209	$4,061	$3,973
Roller	13,262	15,202	18,874
Ball	2,408	1,732	2,475
Engineered Products	31,857	28,955	30,341
	$52,736	$49,950	$55,663

All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 31, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 30, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018 of the Company and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

[/s/ Ernst & Young LLP]

Stamford, Connecticut

May 30, 2018

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Effective May 30, 2018, the Board of Directors approved the following committee assignments:

Audit Committee *

Alan B. Levine, Chairman

Dr. Thomas J. O’Brien

Mitchell I. Quain

Edward D. Stewart

Compensation Committee

Richard R. Crowell, Chairman

Alan B. Levine

Dr. Amir Faghri

Nominating and Governance Committee

Dr. Thomas J. O’Brien

Dr. Amir Faghri

Edward D. Stewart

Dr. Steven H. Kaplan

*Each member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable Securities and Exchange Commission rules.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 31, 2018 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2018 and April 1, 2017

Consolidated Statements of Operations for the years ended March 31, 2018, April 1, 2017 and April 2, 2016

Consolidated Statements of Comprehensive Income for the years ended March 31, 2018, April 1, 2017 and April 2, 2016

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, April 1, 2017 and April 2, 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2018, April 1, 2017 and April 2, 2016

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 as filed with Amendment No. 4 to RBC Bearings Incorporated’s Registration Statement on Form S-1, file No. 333-124824 (the “Registration Statement”) dated August 8, 2005 is hereby incorporated by reference herein.
3.2	Bylaws of RBC Bearings Incorporated, as filed as Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 dated August 8, 2005 is hereby incorporated by reference herein.
3.3	Amended and restated Bylaws of RBC Bearings Incorporated (as of September 13, 2017) as filed as Exhibit 3.1 to Form 8-K dated September 15, 2017 is hereby incorporated by reference herein.
4.1	Form of stock certificate for common stock, as filed as Exhibit 4.3 to RBC Bearings Incorporated’s Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005 is hereby incorporated by reference herein.
4.2	Form of Amended and Restated Warrants to Purchase Common Stock, as filed as Exhibit 4.7 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.
4.3	Amended and Restated Warrants to Purchase Class B Supervoting Common Stock, as filed as Exhibit 4.8 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated March 15, 2006, is hereby incorporated by reference herein.
10.1	Amended and Restated 2001 Stock Option Plan of RBC Bearings Incorporated (f/k/a Roller Bearing Holding Company, Inc.), dated October 24, 2003 filed as Exhibit 10.2 to the Registration Statement on Form S-1 dated May 11, 2005 is hereby incorporated by reference herein.
10.2	Form of RBC Bearings Incorporated 2005 Long-Term Equity Incentive Plan, as filed as Exhibit 4.6 to RBC Bearing Incorporated’s Registration Statement on Form S-8 dated November 18, 2005, is hereby incorporated by reference herein.
10.3	RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 29, 2007) filed as Exhibit 10.1 on Form 8-K dated August 30, 2007 is hereby incorporated by reference herein.
10.4	Form of Change in Control Letter Agreement for Named Executive Officers, filed as Exhibit 10.1 to Form 10-Q dated February 1, 2010 and form of Change in Control Letter Agreement for Patrick S. Bannon, filed as Exhibit 10.1 to Form 8-K dated November 3, 2017 are hereby incorporated by reference herein.
10.5	Credit Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Lenders named therein, J.P. Morgan Chase Bank, N.A. and KeyBank National Association, filed as Exhibit 10.1 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.

10.6	Guaranty Agreement, dated as of November 30, 2010, by and between RBC Bearings Incorporated and J.P. Morgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.
10.7	Security Agreement, dated as of November 30, 2010, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the Subsidiary Guarantors (as defined therein), and J.P. Morgan Chase, N.A., filed as Exhibit 10.2 to Form 8-K dated December 1, 2010 is hereby incorporated by reference herein.
10.8	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of August 25, 2010) filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 is hereby incorporated by reference herein.
10.9	Form of RBC Bearings Incorporated 2005 Long Term Incentive Plan (Amended and Restated as of September 8, 2010) filed as Exhibit 10.1 to Form 8-K dated September 10, 2010 is hereby incorporated by reference herein.
10.10	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated September 13, 2011 is hereby incorporated by reference herein.
10.11	Amended and Restated Employment Agreement, effective April 1, 2013, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. filed as Exhibit 10.1 to Form 8 K dated July 2, 2013 is hereby incorporated by reference herein.
10.12	RBC Bearings Incorporated 2013 Long Term Incentive Plan (Amended and Restated as of August 21, 2013), filed as Exhibit 10.1 on Form 8-K dated August 21, 2013 is hereby incorporated by reference herein.
10.13	May 16, 2014 amendment to Credit Agreement, dated as of November 30, 2010 by and between the Company, RBCA, certain Lenders signatory thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A. and KeyBank National Association as Co-Lead Arrangers and Joint Lead Book Runners filed as Exhibit 10.1 on Form 8-K dated May 16, 2014 is hereby incorporated by reference herein.
10.14	Equity Purchase Agreement, dated March 26, 2015, by and between Roller Bearing Company of America, Inc. as Buyer, RBC Bearings Incorporated as Guarantor and Dover Corporation (Canada) Limited and Dover Engineered Systems, Inc. as Sellers filed as Exhibit 2.1 to Form 8-K dated March 26, 2015 is hereby incorporated by reference herein.
10.15	Credit Agreement, dated April 24, 2015, among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and various Lenders signatory thereto as filed as Exhibit 10.1 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.
10.16	Guarantee, dated April 24, 2015, by and between RBC Bearings Incorporated, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent as filed as Exhibit 10.2 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.
10.17	Security Agreement, dated April 24, 2015 by and between Roller Bearing Company of America, Incorporated, RBC Bearing Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors as filed as Exhibit 10.4 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.
10.18	Pledge Agreement, dated April 24, 2015, by and between Roller Bearing Company of America, Incorporated, RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors as filed as Exhibit 10.4 to Form 8-K dated April 24, 2015 and is hereby incorporated by reference herein.
10.19	Restated and Amended Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. filed as Exhibit 10.1 to Form 8 K dated June 7, 2017 is hereby incorporated by reference herein.
10.20	Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Daniel A. Bergeron filed as Exhibit 10.2 to Form 8 K dated June 7, 2017 is hereby incorporated by reference herein.
10.21	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan filed as Exhibit 10.1 to Form 8-K dated July 27, 2017 is hereby incorporated by reference herein.
10.22	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan, filed as Exhibit 10.2 to Form 8-K dated July 27, 2017 is hereby incorporated by reference herein.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Filed herewith.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(Principal Executive Officer and Chairman)
Date: May 30, 2018

/s/ Daniel A. Bergeron	Chief Financial Officer
Daniel A. Bergeron	(Principal Financial Officer)
Date: May 30, 2018

/s/ Ernest D. Hawkins
Ernest D. Hawkins	Chief Accounting Officer
Date: May 30, 2018

/s/ Robert M. Sullivan
Robert M. Sullivan	Corporate Controller
Date: May 30, 2018

/s/ Richard R. Crowell
Richard R. Crowell	Director
Date: May 30, 2018

/s/ Alan B. Levine
Alan B. Levine	Director
Date: May 30, 2018

/s/ Dr. Amir Faghri
Dr. Amir Faghri	Director
Date: May 30, 2018

/s/ Dr. Thomas J. O’Brien
Dr. Thomas J. O’Brien	Director
Date: May 30, 2018

/s/ Mitchell I. Quain
Mitchell I. Quain	Director
Date: May 30, 2018

/s/ Edward D. Stewart
Edward D. Stewart	Director
Date: May 30, 2018

/s/ Dr. Steven H. Kaplan
Dr. Steven H. Kaplan	Director
Date: May 30, 2018