Form 10-Q
period 2018-06-30
RBC Bearings INC
filed 2018-08-02
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 26, 2018, RBC Bearings Incorporated had 24,596,265 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

 Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30, 2018	March 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$55,656	$54,163
Accounts receivable, net of allowance for doubtful accounts of $1,252 at June 30, 2018 and $1,326 at March 31, 2018	116,211	116,890
Inventory	311,305	306,124
Prepaid expenses and other current assets	7,626	6,473
Total current assets	490,798	483,650
Property, plant and equipment, net	191,636	192,513
Goodwill	268,122	268,124
Intangible assets, net of accumulated amortization of $41,243 at June 30, 2018 and $38,880 at March 31, 2018	181,867	183,764
Other assets	15,540	14,700
Total assets	$1,147,963	$1,142,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,058	$45,188
Accrued expenses and other current liabilities	40,251	40,777
Current portion of long-term debt	470	19,238
Total current liabilities	84,779	105,203
Deferred income taxes	14,219	11,749
Long-term debt, less current portion	143,823	154,117
Other non-current liabilities	38,574	37,130
Total liabilities	281,395	308,199

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 30, 2018 and March 31, 2018; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 30, 2018 and March 31, 2018; issued shares: 25,311,181 at June 30, 2018 and 25,123,694 at March 31, 2018; outstanding shares: 24,227,591 at June 30, 2018 and 24,105,029 at March 31, 2018	253	251
Additional paid-in capital	349,330	339,148
Accumulated other comprehensive loss	(6,152)	(2,285)
Retained earnings	564,168	536,978
Treasury stock, at cost, 725,552 shares at June 30, 2018 and 713,687 shares at March 31, 2018	(41,031)	(39,540)
Total stockholders’ equity	866,568	834,552
Total liabilities and stockholders’ equity	$1,147,963	$1,142,751

See accompanying notes.

RBC Bearings Incorporated

 Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Net sales	$175,985	$163,897
Cost of sales	108,246	101,881
Gross margin	67,739	62,016
Operating expenses:
Selling, general and administrative	29,575	27,778
Other, net	2,166	2,279
Total operating expenses	31,741	30,057
Operating income	35,998	31,959
Interest expense, net	1,711	2,029
Other non-operating expense	1,034	531
Income before income taxes	33,253	29,399
Provision for income taxes	5,786	7,590
Net income	$27,467	$21,809
Net income per common share:
Basic	$1.14	$0.92
Diluted	$1.12	$0.90
Weighted average common shares:
Basic	24,140,778	23,805,138
Diluted	24,543,589	24,189,375

See accompanying notes.

4

RBC Bearings Incorporated

 Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Net income	$27,467	$21,809
Pension and postretirement liability adjustments, net of taxes	194	196
Foreign currency translation adjustments	(4,061)	4,445
Total comprehensive income	$23,600	$26,450

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$27,467	$21,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,950	4,745
Deferred income taxes	2,470	2,031
Amortization of intangible assets	2,363	2,353
Amortization of deferred financing costs	329	356
Consolidation and restructuring charges	(25)	—
Loss on extinguishment of debt	987	—
Stock-based compensation	3,766	3,228
Loss on disposition of assets	(11)	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	178	(2,317)
Inventory	(7,182)	(1,491)
Prepaid expenses and other current assets	(114)	1,166
Other non-current assets	(1,304)	(391)
Accounts payable	(940)	2,956
Accrued expenses and other current liabilities	(739)	5,697
Other non-current liabilities	1,640	(334)
Net cash provided by operating activities	33,835	39,809

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,993)	(5,659)
Proceeds from sale of assets	1,843	3
Net cash used in investing activities	(5,150)	(5,656)

Cash flows from financing activities:
Proceeds received from revolving credit facility	149,250	—
Repayments of revolving credit facility	(10,500)	(30,000)
Repayments of term loans	(168,750)	(2,500)
Repayments of notes payable	(117)	(120)
Exercise of stock options	6,418	6,107
Repurchase of common stock	(1,491)	(2,288)
Net cash used in financing activities	(25,190)	(28,801)

Effect of exchange rate changes on cash	(2,002)	1,188

Cash and cash equivalents:
Increase during the period	1,493	6,540
Cash, at beginning of period	54,163	38,923
Cash, at end of period	$55,656	$45,463

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$843	$313
Interest	1,169	1,449

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we”, “us”, “our”, “RBC”, “RBCA” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 30, 2018 are not necessarily indicative of the operating results for the entire fiscal year ending March 30, 2019. The three-month periods ended June 30, 2018 and July 1, 2017 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended March 31, 2018. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company adopted this standard on April 1, 2018. This new guidance provides a five-step model to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

A contract with a customer exists when there is commitment and approval from both parties involved, the rights of the parties are identified, payment terms are defined, the contract has commercial substance and collectability of consideration is probable. The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. Long-term agreements (“LTA’s”) are used by the Company and certain of its customers to reduce their supply uncertainty for a period of time, typically multiple years. While these LTA’s generally define commercial terms including pricing, termination clauses and other contractual requirements, they do not represent the contract with the customer.

When the Company accepts or acknowledges the customer purchase order, the type of good or service is defined on a line by line basis. Individual performance obligations are established by virtue of the individual line items identified on the sales order acknowledgment at the time of issuance. The majority of the Company’s revenue relates to the sale of goods and contains a single performance obligation for each distinct good. The remainder of the Company’s revenue from customers is generated from services performed. These services include repair and refurbishment work performed on customer-controlled assets as well as design and test work. The performance obligations for these services are also identified on the sales order acknowledgement at the time of issuance on a line by line basis.

Transaction price reflects the amount of consideration which the Company expects to be entitled to in exchange for transferred goods or services. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied. For the majority of our contracts, the Company may provide distinct goods or services in which case we separate the contract into more than one performance obligation (i.e. a good or service is individually listed in a contract or sold individually to a customer). The Company generally sells products and services with observable standalone selling prices.

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment based on the shipping terms (either when it ships from RBC’s docks or when the product arrives at the customer’s docks) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. Approximately 93% of the Company’s revenue was recognized in this manner based on sales for the first quarter of fiscal 2019.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined over-time revenue recognition is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 6% of the Company’s revenue was recognized in this manner based on sales for the first quarter of fiscal 2019. Over-time revenue recognition is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the three-month period ended June 30, 2018. For both of these types of contracts, revenue is recognized in an over-time model based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

Contract costs are the incremental costs of obtaining and fulfilling a contract (i.e., costs that would not have been incurred if the contract had not been obtained) to provide goods and services to customers. Contract costs largely consist of design and development costs for molds, dies and other tools that RBC will own and that will be used in producing the products under the supply arrangements. These contract costs are amortized to expense on a systematic and rational basis over a period consistent with the transfer to the customer of the goods or services to which the asset relates. Costs incurred to obtain a contract are primarily related to sales commissions and are expensed as incurred as they are generally not tied to specific customer contracts. These costs are included within selling, general and administrative costs on the consolidated statements of operations.

In certain contracts, the Company facilitates shipping and handling activities after control has transferred to the customer. The Company has elected to record all shipping and handling activities as costs to fulfill a contract. In situations where the shipping and handling costs have not been incurred at the time revenue is recognized, the respective estimated shipping and handling costs are accrued.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption was permitted. The Company adopted this ASU on April 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, in all effort to improve the presentation of these costs within the income statement. Under previous GAAP, all components of both net periodic pension cost and net periodic postretirement cost were included within the same line items as other compensation costs arising from services rendered by pertinent employees during the period on the income statement. This ASU requires entities to include only the service cost component within those line items whereas all other components would be included within other non-operating expense. In addition, only the service cost component would be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on April 1, 2018 and utilized this practical expedient. The adoption of this ASU resulted in the reclassification of $0.2 million of net periodic benefit cost from compensation costs (included within Cost of sales and Other, net) to Other non-operating expense on the Consolidated Statement of Operations for the three-month period ended July 1, 2017.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740):Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-equity transfers of assets other than inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU established the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application was permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU on April 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application was permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU on April 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards Yet to Be Adopted

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA” or “the Act”), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. corporate statutory federal tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position as the adjustment will be between accumulated other comprehensive income and retained earnings, both of which are components of total stockholders’ equity.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. This ASU is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 under a modified retrospective approach and early adoption is permitted. The Company has formed an implementation team to assess its leases as defined under the new accounting standard and anticipates making certain changes to existing processes, policies and systems during implementation. The Company anticipates the amended guidance will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the amended guidance to have a material impact on its cash flows or results of operations.

Other new pronouncements issued but not effective until after March 30, 2019 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Adoption Method and Impact

The Company adopted ASC 606 using the modified retrospective method and applied the related provisions to all open contracts. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As a result of adoption, the Company recognized a $0.3 million decrease to retained earnings at the beginning of the 2019 fiscal year for the cumulative effect of adoption of this standard, representing the impact to prior results had the over-time revenue recognition model been applied to service contracts. Contract assets of $1.3 million and contract liabilities of $0.8 million were recorded, along with a $0.8 million reduction to work-in-process inventory as a result of the ASC 606 adoption using the modified retrospective method.

In addition, as a result of the accounting changes resulting from this new accounting standard, first quarter fiscal 2019 sales, operating income and net income increased by $1.1 million, $0.6 million and $0.5 million, respectively. Basic and diluted net income per common share each increased by $0.02. These changes are attributable to revenue from service contracts being accelerated into the first quarter of fiscal 2019 as a result of the change to an over-time revenue recognition model. On the consolidated balance sheet, work-in-process inventory was $1.4 million lower at June 30, 2018 compared to what it would have been under the previous accounting guidance. In addition, prepaids and other current assets, accrued expenses and other current liabilities and retained earnings increased by $2.3 million, $0.6 million and $0.2 million, respectively. The changes in other current assets and accrued expenses were directly related to the activity within the customer contract assets and liabilities.

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three months ended June 30, 2018 and July 1, 2017 are as follows:

Principal End Markets:

	Three Months Ended

	June 30, 2018			July 1, 2017
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$56,384	$22,141	$78,525	$54,471	$18,182	$72,653
Roller	16,887	18,983	35,870	15,939	15,474	31,413
Ball	4,004	14,070	18,074	3,645	12,135	15,780
Engineered Products	27,216	16,300	43,516	29,407	14,644	44,051
	$104,491	$71,494	$175,985	$103,462	$60,435	$163,897

In addition to disaggregating revenue by segment and principal end markets, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Refer to Note 2 – “Significant Accounting Policies” for further details.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $195,384 at June 30, 2018. The Company expects to recognize revenue on approximately 74% and 96% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Contract Balances

The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Contract Assets (Unbilled Receivables) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer.

Contract Liabilities (Deferred Revenue) - The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. Contract liabilities are included within accrued expenses and other current liabilities or other non-current liabilities on the consolidated balance sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer.

These assets and liabilities are reported on the consolidated balance sheet on an individual contract basis at the end of each reporting period. As of June 30, 2018 and March 31, 2018, accounts receivable with customers, net, were $116,211 and $116,890, respectively. The tables below represent a rollforward of contract assets and contract liabilities for the first quarter ended June 30, 2018:

Contract Assets - Current (1)

Balance at April 1, 2018	$1,323
Additional revenue recognized in excess of billings	1,361
Less: amounts billed to customers	(333)
Balance at June 30, 2018	$2,351
(1) Included within “Prepaid expenses and other current assets” on the consolidated balance sheet.

Contract Liabilities – Current (2)

Balance at April 1, 2018	$14,450
Payments received prior to revenue being recognized	3,211
Revenue recognized on beginning balance	(5,034)
Reclassification to/from noncurrent	(914)
Balance at June 30, 2018	$11,713
(2) Included within “Accrued expenses and other current liabilities” on the consolidated balance sheet.

Contract Liabilities – Noncurrent (3)

Balance at April 1, 2018	$1,254
Reclassification to/from current	914
Balance at June 30, 2018	$2,168
(3) Included within “Other non-current liabilities” on the consolidated balance sheet.

As of June 30, 2018, the Company does not have any contract assets classified as noncurrent on the consolidated balance sheet.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 1, 2018	$2,213	$(4,498)	$(2,285)
Other comprehensive income before reclassifications	(4,061)	—	(4,061)
Amounts reclassified from accumulated other comprehensive income	—	194	194
Net current period other comprehensive income	(4,061)	194	(3,867)
Balance at June 30, 2018	$(1,848)	$(4,304)	$(6,152)

5. Net Income Per Common Share

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 30, 2018	July 1, 2017

Net income	$27,467	$21,809

Denominator for basic net income per common share—weighted-average shares outstanding	24,140,778	23,805,138
Effect of dilution due to employee stock awards	402,811	384,237
Denominator for diluted net income per common share — weighted-average shares outstanding	24,543,589	24,189,375

Basic net income per common share	$1.14	$0.92

Diluted net income per common share	$1.12	$0.90

At June 30, 2018, 87,540 employee stock options and 204,175 restricted shares have been excluded from the calculation of diluted earnings per share. At July 1, 2017, 221,500 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	June 30, 2018	March 31, 2018
Raw materials	$47,620	$44,102
Work in process	77,692	77,890
Finished goods	185,993	184,132
	$311,305	$306,124

8. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
April 1,2018	$16,007	$79,597	$5,623	$166,897	$268,124
Translation adjustments	—	—	—	(2)	(2)
June 30, 2018	$16,007	$79,597	$5,623	$166,895	$268,122

Intangible Assets

		June 30, 2018		March 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$8,882	$50,878	$8,351
Customer relationships and lists	24	106,583	17,569	106,583	16,499
Trade names	10	18,734	7,229	18,734	6,765
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	9,875	4,996	9,657	4,810
Domain names	10	437	437	437	430
Other	6	1,681	1,408	1,433	1,303
		188,910	41,243	188,444	38,880
Non-amortizable repair station certifications	n/a	34,200	—	34,200	—
Total		$223,110	$41,243	$222,644	$38,880

Amortization expense for definite-lived intangible assets for the three months ended June 30, 2018 and July 1, 2017 was $2,363 and $2,353, respectively. Estimated amortization expense for the remaining nine months of fiscal 2019, the five succeeding fiscal years and thereafter is as follows:

2019	$6,679
2020	8,948
2021	8,896
2022	8,779
2023	8,695
2024	8,564
2025 and thereafter	97,106

9. Debt

The balances payable under all borrowing facilities are as follows:

	June 30, 2018	March 31, 2018
Revolver Facility	$139,250	$500
Term Loan Facility	—	168,750
Debt issuance costs	(1,651)	(2,968)
Other	6,694	7,073
Total debt	144,293	173,355
Less: current portion	470	19,238
Long-term debt	$143,823	$154,117

The current portion of long-term debt as of June 30, 2018 includes the current portion of the Schaublin mortgage. The current portion of long-term debt as of March 31, 2018 includes the current portion of the Schaublin mortgage and the current portion of the Term Loan Facility.

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

On May 31, 2018, the Company paid down the remaining balance of the Term Loan. $987 in unamortized debt issuance costs associated with the Term Loan were written off at the time of payoff and were recorded within Other non-operating expense on the consolidated statements of operations.

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 30, 2018, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $3,990 of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 30, 2018, $1,651 in unamortized debt issuance costs remain. As of June 30, 2018, RBCA has the ability to borrow up to an additional $206,760 under the Revolver.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, which it occupied and had been leasing, for 14,067 CHF (approximately $14,910). Schaublin obtained a 20-year fixed-rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of June 30, 2018 was 6,626 CHF, or $6,694.

10. Pension Plan and Postretirement Health Care and Life Insurance Benefits

The following tables set forth the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan and contributory defined benefit health care plans. The amounts for the three months ended June 30, 2018 are based on calculations prepared by the Company’s actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending March 30, 2019. The amounts disclosed below for the three-month period ending July 1, 2017 were calculated based on the amounts disclosed within the Company’s fiscal 2018 annual filing.

Pension Plan:

	Three Months Ended
	June 30, 2018	July 1, 2017
Components of net periodic benefit cost:
Service cost	$64	$58
Interest cost	221	226
Expected return on plan assets	(417)	(403)
Amortization of prior service cost	9	9
Amortization of losses	249	302
Net periodic benefit cost	$126	$192

Postretirement Health Care and Life Insurance Benefits:

	Three Months Ended
	June 30, 2018	July 1, 2017
Components of net periodic benefit cost:
Service cost	$12	$8
Interest cost	23	25
Amortization of prior service cost	1	1
Amortization of losses	(7)	(1)
Net periodic benefit cost	$29	$33

The components of net periodic benefit cost other than the service component are included in Other non-operating expense on the Consolidated Statements of Operations.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 29, 2015. A U.S. federal tax examination by the Internal Revenue Service for the year ended March 30, 2013 was effectively settled in fiscal 2016.

The effective income tax rates for the three-month periods ended June 30, 2018 and July 1, 2017, were 17.4% and 25.8%. The reduction in the effective income tax rate for the three months ended June 30, 2018 as compared with the prior year period primarily reflects the net benefits of the Tax Cut and Jobs Act (“TCJA” or “the Act”), which reduced the U.S. statutory rate from 35% to 21% for tax years beginning in 2018 and made other changes to the U.S. federal income tax laws affecting both domestic and foreign income.

TCJA was signed into law on December 22, 2017 revising the U.S. corporate income tax. Changes included, but are not limited to, the reduction of the U.S. federal corporate rate from 35% to 21%, the elimination of certain deductions and imposing one-time net charge related to the taxation of undistributed foreign earnings. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the accounting for the tax effects of TCJA is not complete as of June 30, 2018; however, reasonable estimates have been made.

Provisional estimates of $9,166 for the one-time net charge related to the taxation of undistributed foreign earnings and $9,318 tax benefit related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense as of March 31, 2018. No changes have been made to these provisional estimates during the three months ended June 30, 2018. Additional information and analysis of the Act is still needed to prepare a more detailed analysis of the Company’s deferred tax assets and liabilities, as well as historical foreign earnings and profits and potential correlative adjustments. Any subsequent adjustments to the Company’s provisional estimates will be recorded to current tax expense in the quarter of fiscal year 2019 when further analysis is complete.

No additional income tax provision has been made on any remaining undistributed foreign earnings not subject to the one-time net charge related to the taxation of unremitted foreign earnings or any additional outside basis difference as these amounts continue to be indefinitely reinvested in foreign operations.

One of the international tax law changes provided for with TCJA relates to the taxation of a corporation’s global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017. The Company has evaluated this provision of TCJA and the application of ASC 740, and does not believe that GILTI will have a significant impact.

In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction, the U.S. credit for increasing research activities which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three-month period ended June 30, 2018 of 17.4% includes discrete items of $1,404 primarily comprised of excess tax benefits associated with share based compensation and items associated with the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended June 30, 2018 would have been 21.6%. The effective income tax rate for the three-month period ended July 1, 2017 of 25.8% includes discrete items of $2,322 primarily comprised of excess tax benefits associated with shared based compensation and items associated with the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended July 1, 2017 would have been 33.7%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to items associated with the consolidation and restructuring of the company’s U.K. manufacturing facility and to credits and state tax, is estimated to be approximately $1,734.

12. Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Those operating segments are aggregated as reportable segment as they have similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers.

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

Roller Bearings. Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy-duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.

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

	Three Months Ended
	June 30, 2018	July 1, 2017
Net External Sales
Plain	$78,525	$72,653
Roller	35,870	31,413
Ball	18,074	15,780
Engineered Products	43,516	44,051
	$175,985	$163,897
Gross Margin
Plain	$30,616	$28,450
Roller	14,957	12,788
Ball	7,279	6,175
Engineered Products	14,887	14,603
	$67,739	$62,016
Selling, General & Administrative Expenses
Plain	$6,362	$6,449
Roller	1,624	1,571
Ball	1,602	1,615
Engineered Products	5,360	5,277
Corporate	14,627	12,866
	$29,575	$27,778
Operating Income
Plain	$21,687	$21,235
Roller	13,332	11,216
Ball	5,618	4,495
Engineered Products	10,634	8,217
Corporate	(15,273)	(13,204)
	$35,998	$31,959
Intersegment Sales
Plain	$1,597	$1,156
Roller	4,095	3,409
Ball	800	528
Engineered Products	9,138	8,173
	$15,630	$13,266

All intersegment sales are eliminated in consolidation.

13. Integration and Restructuring of Industrial Operations

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company has closed its RBC Canada location and consolidated certain residual assets into other locations. As a result, the Company recorded an after-tax charge of $5,577 associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5,577 charge includes a $1,337 impairment of fixed assets and a $5,157 impairment of intangible assets offset by a $917 tax benefit. The impairment charges were recognized within the “Other, net” line item within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets are comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which are comprised of customer relationships, product approvals, tradenames and trademarks. These fair value measurements were classified as Level 3 in the valuation hierarchy. In the third and fourth quarters of fiscal 2018, the Company incurred restructuring charges of $1,091 and $100 comprised primarily of employee termination costs and building maintenance costs. These costs were recorded within the “Other, net” line item within the consolidated statement of operations and are all attributable to the Engineered Products segment. The Company has concluded its wind-down of the RBC Canada location in the first quarter of fiscal 2019. The impact from restructuring in the first quarter of fiscal 2019 was immaterial. The total cumulative impact resulting from the restructuring was $6,743 in after-tax charges, all attributable to the Engineered Products segment.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating or interruption to supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital-intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; and (x) we may not pay cash dividends in the foreseeable future; (y) retirement of commercial aircraft could reduce our revenues, and (z) we may not achieve satisfactory operating results in the integration of acquired companies. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 31, 2018. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 44 facilities, of which 35 are manufacturing facilities in five countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

Plain Bearings. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consists of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components.

Roller Bearings. Roller bearings are anti-friction bearings that use rollers instead of balls. We manufacture four basic types of roller bearings: heavy-duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.

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

Outlook

Our net sales for the three-month period ended June 30, 2018 increased 7.4% compared to the same period last fiscal year. Organically, excluding RBC Canada, net sales grew 9.4% year over year, of which, aerospace sales increased 3.9% and industrial sales increased 18.7%. Our backlog, as of June 30, 2018, was $419.2 million compared to $380.5 million as of July 1, 2017.

Management believes that operating cash flows and available credit under the Facility will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of June 30, 2018, we had cash and cash equivalents of $55.7 million of which approximately $48.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Total net sales	$176.0	$163.9	$12.1	7.4%

Net income	$27.5	$21.8	$5.7	25.9%

Net income per common share: diluted	$1.12	$0.90
Weighted average common shares: diluted	24,543,589	24,189,375

Our net sales for the three-month period ended June 30, 2018 increased 7.4% compared to the same period last fiscal year. Net sales for the first quarter of fiscal 2019 was impacted by $1.1 million of additional revenue associated with the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The increase in net sales was a result of a 1.0% increase in our aerospace markets and a 18.3% increase in the industrial markets. The increase in aerospace sales was primarily due to aerospace OEM business. The growth in industrial sales was driven by increases in the mining, semiconductor, energy, marine, distribution and general industrial markets.

Net income for the first quarter of fiscal 2019 was $27.5 million compared to $21.8 million for the same period last year. Net income for the first quarter of fiscal 2019 was affected by $0.8 million of after tax cost associated with the loss on the extinguishment of debt offset by $0.2 million of after tax benefit associated with foreign exchange and discrete taxes. Net income for the first quarter of fiscal 2018 was affected by the after tax impact of $0.2 million in foreign exchange loss and a $2.3 million tax benefit resulting from the adoption of ASU No. 2016-09.

Gross Margin

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Gross Margin	$67.7	$62.0	$5.7	9.2%
Gross Margin %	38.5%	37.8%

Gross margin increased $5.7 million, or 9.2%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. This increase was primarily driven by higher sales and cost efficiencies achieved during the period.

Selling, General and Administrative

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

SG&A	$29.6	$27.8	$1.8	6.5%
% of net sales	16.8%	16.9%

SG&A for the first quarter of fiscal 2019 was $29.6 million, or 16.8% of sales as compared to $27.8 million, or 16.9% of sales for the same period of fiscal 2018. The increase was primarily due to higher personnel related expenses of $1.2 million, $0.5 million of additional incentive stock compensation and other items of $0.1 million.

Other, Net

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Other, net	$2.2	$2.3	$(0.1)	(5.0)%
% of net sales	1.2%	1.4%

Other operating expenses for the first quarter of fiscal 2019 totaled $2.2 million compared to $2.3 million for the same period last year. For the first quarter of fiscal 2019, other operating expenses were comprised mainly of $2.4 million of amortization of intangible assets offset by $0.2 million of other income. Other operating expenses last year were comprised of $2.4 million of amortization of intangibles offset by $0.1 million of other income.

Interest Expense, Net

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Interest expense, net	$1.7	$2.0	$(0.3)	(15.7)%
% of net sales	1.0%	1.2%

Interest expense, net, generally consists of interest charged on our credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net, was $1.7 million for the first quarter of fiscal 2019 compared to $2.0 million for the same period last year.

Other Non-Operating Expense

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Other non-operating expense	$1.0	$0.5	$0.5	94.7%
% of net sales	0.6%	0.3%

Other non-operating expenses were $1.0 million for the first quarter of fiscal 2019 compared to $0.5 million for the same period in the prior year. For the first quarter of fiscal 2019, other non-operating expenses were comprised primarily of $1.0 million in loss on early extinguishment of debt. Other non-operating expenses for the same period in the prior year consisted of $0.3 million of foreign exchange translation loss and $0.2 million of other items.

Income Taxes

	Three Months Ended
	June 30, 2018	July 1, 2017

Income tax expense	$5.8	$7.6
Effective tax rate	17.4%	25.8%

Income tax expense for the three-month period ended June 30, 2018 was $5.8 million compared to $7.6 million for the three-month period ended July 1, 2017. The reduction in the effective income tax rate for the three months ended June 30, 2018 as compared with the prior year period primarily reflects the net benefits of TCJA. Our effective income tax rate for the three-month period ended June 30, 2018 was 17.4% compared to 25.8% for the three-month period ended July 1, 2017. The effective income tax rate for the three-month period ended June 30, 2018 of 17.4% includes benefits of $1.4 million which is substantially comprised of excess tax benefits associated with share based compensation and the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate for the three-month period ended July 1, 2017 of 25.8% includes benefits of $2.3 million which is substantially comprised of excess tax benefits associated with share based compensation and of the release of unrecognized tax positions associated with the statute of limitations expiration.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Total net sales	$78.5	$72.7	$5.8	8.1%

Gross margin	$30.6	$28.4	$2.2	7.6%
Gross margin %	39.0%	39.2%

SG&A	$6.4	$6.5	$(0.1)	(1.3)%
% of segment net sales	8.1%	8.9%

Net sales increased $5.8 million, or 8.1%, for the three months ended June 30, 2018 compared to the same period last year. The 8.1% increase was primarily driven by an increase of 3.5% in our aerospace markets and a 21.8% increase in the industrial markets. The increase in aerospace sales was mainly due to commercial aerospace OEM. The increase in industrial sales was mostly driven by general industrial OEM.

Gross margin as a percentage of sales was 39.0% for the first quarter of fiscal 2019 compared to 39.2% for the same period last year.

Roller Bearing Segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Total net sales	$35.9	$31.4	$4.5	14.2%

Gross margin	$15.0	$12.8	$2.2	17.0%
Gross margin %	41.7%	40.7%

SG&A	$1.6	$1.6	$0.0	3.4%
% of segment net sales	4.5%	5.0%

Net sales increased $4.5 million, or 14.2%, for the three months ended June 30, 2018 compared to the same period last year. Our industrial markets increased 22.7% while our aerospace markets increased by 5.9%. The increase in industrial sales was due to mining, energy, and general industrial markets. The increase in aerospace was driven by the commercial and defense OEM markets.

Gross margin for the three months ended June 30, 2018 was $15.0 million, or 41.7% of sales, compared to $12.8 million, or 40.7%, in the comparable period in fiscal 2018. This increase in the gross margin was primarily due to the impact of increased sales and cost efficiencies achieved during the period.

Ball Bearing Segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Total net sales	$18.1	$15.8	$2.3	14.5%

Gross margin	$7.3	$6.2	$1.1	17.9%
Gross margin %	40.3%	39.1%

SG&A	$1.6	$1.6	$(0.0)	(0.8)%
% of segment net sales	8.9%	10.2%

Net sales increased $2.3 million, or 14.5%, for the first quarter of fiscal 2019 compared to the same period last year. Our industrial markets increased 15.9% while our aerospace markets increased 9.8%. The increase in industrial was primarily due to the semiconductor, energy, and general industrial markets. The increase in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percentage of sales was 40.3% of sales for the first quarter of fiscal 2019 as compared to 39.1% for the same period last year.

Engineered Products Segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

Total net sales	$43.5	$44.1	$(0.6)	(1.2)%

Gross margin	$14.9	$14.6	$0.3	1.9%
Gross margin %	34.2%	33.2%

SG&A	$5.4	$5.3	$0.1	1.6%
% of segment net sales	12.3%	12.0%

Net sales decreased $0.6 million, or 1.2%, for the first three months of fiscal 2019 compared to the same period last year. Net sales for the first three months of fiscal 2019 were affected by an increase of $1.1 million associated with the adoption of ASU 2014-09. Our industrial markets increased 11.3% while our aerospace markets decreased 7.4%. The increase in industrial sales was driven by marine and collet markets offset with a decrease in MRO. Organically, net sales increased 6.2% for the first three months of fiscal 2019 compared to the same period last year.

Gross margin as a percentage of sales increased to 34.2% for the first quarter of fiscal 2019 compared to 33.2% for the same period last year. This increase was primarily attributable to cost efficiencies achieved during the period and product mix.

Corporate:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change

SG&A	$14.6	$12.9	$1.7	13.7%
% of total net sales	8.3%	7.9%

Corporate SG&A increased for the first quarter of fiscal 2018 compared to the same period last year. This was primarily due to an increase of $0.5 million in stock compensation expenses, $1.1 million in personnel related expenses and other items of $0.1 million.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth in part through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Facilities will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of June 30, 2018, we had cash and cash equivalents of $55.7 million of which approximately $49.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

On May 31, 2018, the Company paid down the remaining balance of the Term Loan. $1.0 million in unamortized debt issuance costs associated with the Term Loan were written off at the time of payoff and were recorded within Other non-operating expense on the consolidated statements of operations.

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA, not to exceed 3.50 to 1; and (2) a consolidated interest coverage ratio not to be less than 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the agreement. As of June 30, 2018, the Company was in compliance with all such covenants.

The Company’s obligations under the Credit Agreement are secured as well as providing for a pledge of substantially all of the Company’s and RBCA’s assets. The Company and certain of its subsidiaries have also entered into a Guarantee to guarantee RBCA’s obligations under the Credit Agreement.

Approximately $4.0 million of the Revolver is being utilized to provide letters of credit to secure RBCA’s obligations relating to certain insurance programs. As of June 30, 2018, $1.7 million in unamortized debt issuance cost remain. As of June 30, 2018, RBCA has the ability to borrow up to an additional $206.8 million under the Revolver.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, which it occupied and had been leasing, for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20-year fixed-rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of June 30, 2018 was 6.6 million CHF, or $6.7 million.

Cash Flows

Three-Month Period Ended June 30, 2018 Compared to the Three-Month Period Ended July 1, 2017

The following table summarizes our cash flow activities:

	FY19	FY18	$ Change
Net cash provided by (used in):
Operating activities	$33.8	$39.8	$(6.0)
Investing activities	(5.1)	(5.7)	0.6
Financing activities	(25.2)	(28.8)	3.6
Effect of exchange rate changes on cash	(2.0)	1.2	(3.2)
Increase (decrease) in cash and cash equivalents	$1.5	$6.5	$(5.0)

During fiscal 2019, we generated cash of $33.8 million from operating activities compared to generating cash of $39.8 million for fiscal 2018. The decrease of $6.0 million for fiscal 2019 was mainly a result of the unfavorable impact of the net change in operating assets and liabilities of $13.8 million offset by favorable non-cash charges of $2.1 million and an increase in net income of $5.7 million. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items as detailed in the table below, while the non-cash charges were primarily driven by an increase in deferred taxes of $0.4 million, additional $0.5 million of stock-based compensation charges, $0.2 million of additional depreciation, and $1.0 million from extinguishment of debt.

The following chart summarizes the unfavorable change in operating assets and liabilities of $13.8 million for fiscal 2019 versus fiscal 2018 and the favorable change of $11.5 million for fiscal 2018 versus fiscal 2017.

	FY19	FY18
Cash provided by (used in):
Accounts receivable	$2.5	$(2.9)
Inventory	(5.7)	2.3
Prepaid expenses and other current assets	(1.3)	2.3
Other non-current assets	(0.9)	0.1
Accounts payable	(3.9)	6.0
Accrued expenses and other current liabilities	(6.5)	2.5
Other non-current liabilities	2.0	1.2
Total change in operating assets and liabilities:	$(13.8)	$11.5

During fiscal 2019, we used $5.1 million for investing activities as compared to $5.7 million for fiscal 2018. This decrease in cash used was attributable to an increase of $1.3 million in capital expenditures as compared to the first quarter of fiscal 2018 offset by $1.9 million in proceeds received in fiscal 2019 from the sale of assets.

During fiscal 2019, we used $25.2 million from financing activities compared to using $28.8 million for fiscal 2018. This decrease in cash used was primarily attributable to $0.8 million less treasury stock purchases, $2.5 million less payments made on the facilities compared to the prior year, and $0.3 million of additional proceeds from the exercise of stock options.

Capital Expenditures

Our capital expenditures were $7.0 million for the three-month period ended June 30, 2018. In addition, we expect to make additional capital expenditures of $25.0 to $30.0 million during fiscal 2019 in connection with our existing business. We expect to fund fiscal 2019 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of June 30, 2018:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$145,944	$470	$140,190	$940	$4,344
Operating leases	22,935	6,082	8,005	6,116	2,732
Interest on debt(2)	10,019	4,496	4,646	281	596
Pension and postretirement benefits	18,768	1,875	3,837	3,839	9,217
Transition tax on unremitted foreign E&P(3)	9,166	733	1,467	1,467	5,499
Total contractual cash obligations	$206,832	$13,656	$158,145	$12,643	$22,388

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $12.7 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at June 30, 2018.

(3)	As discussed further in Note 11, “Income Taxes”, within Part II, Item 8, “Financial Statements and Supplementary Data”, the Tax Cuts and Jobs Acts (“TCJA” or “the Act”), which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We will elect to pay the estimated amount above over an eight-year period.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2018 Annual Report, incorporated by reference in our fiscal 2018 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2019 other than those described within Note 2 of the unaudited interim consolidated financial statements.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations in the first three months of fiscal 2019 compared to approximately 11% for the same period in fiscal 2018. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (“AOCI”), and is reclassified into earnings when the hedged transaction affects earnings. As of June 30, 2018, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three-month period ended June 30, 2018. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 31, 2018.

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

Total share repurchases for the three months ended June 30, 2018 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/1/2018 – 04/28/2018	2,973	$122.22	2,973	$20,479
04/29/2017 – 05/26/2018	1,106	114.98	1,106	20,352
05/27/2018 – 06/30/2018	7,786	128.51	7,786	$19,351
Total	11,865	$125.66	11,865

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 2, 2018

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	August 2, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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