Form 10-Q
period 2018-12-29
RBC Bearings INC
filed 2019-02-05
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018

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

As of February 1, 2019, RBC Bearings Incorporated had 24,815,830 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 29, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,697	$54,163
Accounts receivable, net of allowance for doubtful accounts of $1,695 at December 29, 2018 and $1,326 at March 31, 2018	116,673	116,890
Inventory	329,496	306,124
Prepaid expenses and other current assets	10,424	6,473
Total current assets	538,290	483,650
Property, plant and equipment, net	202,080	192,513
Goodwill	261,431	268,124
Intangible assets, net of accumulated amortization of $43,765 at December 29, 2018 and $38,880 at March 31, 2018	157,681	183,764
Other assets	15,443	14,700
Total assets	$1,174,925	$1,142,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,449	$45,188
Accrued expenses and other current liabilities	39,681	40,777
Current portion of long-term debt	473	19,238
Total current liabilities	83,603	105,203
Deferred income taxes	10,865	11,749
Long-term debt, less current portion	114,078	154,117
Other non-current liabilities	34,711	37,130
Total liabilities	243,257	308,199

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 29, 2018 and March 31, 2018; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 29, 2018 and March 31, 2018; issued shares: 25,566,831 at December 29, 2018 and 25,123,694 at March 31, 2018; outstanding shares: 24,484,497 at December 29, 2018 and 24,105,029 at March 31, 2018	256	251
Additional paid-in capital	371,667	339,148
Accumulated other comprehensive loss	(6,461)	(2,285)
Retained earnings	610,457	536,978
Treasury stock, at cost, 748,985 shares at December 29, 2018 and 713,687 shares at March 31, 2018	(44,251)	(39,540)
Total stockholders’ equity	931,668	834,552
Total liabilities and stockholders’ equity	$1,174,925	$1,142,751

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net sales	$171,453	$166,858	$520,354	$495,072
Cost of sales	103,326	102,086	316,669	306,366
Gross margin	68,127	64,772	203,685	188,706
Operating expenses:
Selling, general and administrative	29,142	28,162	88,043	83,535
Other, net	19,147	3,328	23,922	14,493
Total operating expenses	48,289	31,490	111,965	98,028
Operating income	19,838	33,282	91,720	90,678
Interest expense, net	1,197	1,761	4,354	5,704
Other non-operating expense	(386)	185	984	939
Income before income taxes	19,027	31,336	86,382	84,035
Provision for income taxes	2,849	7,504	12,626	23,571
Net income	$16,178	$23,832	$73,756	$60,464
Net income per common share:
Basic	$0.66	$0.99	$3.03	$2.53
Diluted	$0.65	$0.97	$2.99	$2.49
Weighted average common shares:
Basic	24,457,555	23,985,925	24,308,029	23,912,474
Diluted	24,800,647	24,446,115	24,693,015	24,322,165

See accompanying notes.

RBC Bearings Incorporated

 Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Net income	$16,178	$23,832	$73,756	$60,464
Pension and postretirement liability adjustments, net of taxes	194	196	582	588
Foreign currency translation adjustments	(1,137)	470	(4,758)	4,890
Total comprehensive income	$15,235	$24,498	$69,580	$65,942

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at March 31, 2018	25,123,694	$251	$339,148	$(2,285)	$536,978	(713,687)	$(39,540)	$834,552
Net income	—	—	—	—	27,467	—	—	27,467
Share-based compensation	—	—	3,766	—	—	—	—	3,766
Repurchase of common stock	—	—	—	—	—	(11,865)	(1,491)	(1,491)
Exercise of equity awards	100,142	2	6,416	—	—	—	—	6,418
Change in net prior service cost and actuarial losses, net of taxes of $58	—	—	—	194	—	—	—	194
Issuance of restricted stock	87,345	—	—	—	—	—	—	—
Impact from adoption of ASU 2014-09	—	—	—	—	(277)	—	—	(277)
Currency translation adjustments	—	—	—	(4,061)	—	—	—	(4,061)
Balance at June 30, 2018	25,311,181	253	349,330	(6,152)	564,168	(725,552)	(41,031)	866,568
Net income	—	—	—	—	30,111	—	—	30,111
Share-based compensation	—	—	4,039	—	—	—	—	4,039
Repurchase of common stock	—	—	—	—	—	(15,522)	(2,040)	(2,040)
Exercise of equity awards	192,300	2	12,989	—	—	—	—	12,991
Change in net prior service cost and actuarial losses, net of taxes of $58	—	—	—	194	—	—	—	194
Issuance of restricted stock	6,210	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	440	—	—	—	440
Balance at September 29, 2018	25,509,691	255	366,358	(5,518)	594,279	(741,074)	(43,071)	912,303
Net income	—	—	—	—	16,178	—	—	16,178
Share-based compensation	—	—	3,904	—	—	—	—	3,904
Other	—	—	154	—	—	—	—	154
Repurchase of common stock	—	—	—	—	—	(7,911)	(1,180)	(1,180)
Exercise of equity awards	16,050	1	1,251	—	—	—	—	1,252
Change in net prior service cost and actuarial losses, net of taxes of $59	—	—	—	194	—	—	—	194
Issuance of restricted stock	41,090	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(1,137)	—	—	—	(1,137)
Balance at December 29, 2018	25,566,831	$256	$371,667	$(6,461)	$610,457	(748,985)	$(44,251)	$931,668

See accompanying notes.

RBC Bearings Incorporated

 Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at April 1, 2017	24,757,803	$248	$312,474	$(9,823)	$448,693	(667,931)	$(34,548)	$717,044
Net income	—	—	—	—	21,809	—	—	21,809
Share-based compensation	—	—	3,228	—	—	—	—	3,228
Repurchase of common stock	—	—	—	—	—	(22,711)	(2,288)	(2,288)
Exercise of equity awards	124,424	1	6,106	—	—	—	—	6,107
Change in net prior service cost and actuarial losses, net of taxes of $114	—	—	—	196	—	—	—	196
Issuance of restricted stock	62,070	—	—	—	—	—	—	—
Impact from adoption of ASU 2016-09	—	—	—	—	1,144	—	—	1,144
Currency translation adjustments	—	—	—	4,445	—	—	—	4,445
Balance at July 1, 2017	24,944,297	249	321,808	(5,182)	471,646	(690,642)	(36,836)	751,685
Net income	—	—	—	—	14,823	—	—	14,823
Share-based compensation	—	—	3,402	—	—	—	—	3,402
Repurchase of common stock	—	—	—	—	—	(10,426)	(1,068)	(1,068)
Exercise of equity awards	5,000	—	307	—	—	—	—	307
Change in net prior service cost and actuarial losses, net of taxes of $114	—	—	—	196	—	—	—	196
Issuance of restricted stock	(785)	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(25)	—	—	—	(25)
Balance at September 30, 2017	24,948,512	249	325,517	(5,011)	486,469	(701,068)	(37,904)	769,320
Net income	—	—	—	—	23,832	—	—	23,832
Share-based compensation	—	—	3,267	—	—	—	—	3,267
Repurchase of common stock	—	—	—	—	—	(12,133)	(1,577)	(1,577)
Exercise of equity awards	54,137	1	3,035	—	—	—	—	3,036
Change in net prior service cost and actuarial losses, net of taxes of $114	—	—	—	196	—	—	—	196
Issuance of restricted stock	(1,977)	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	470	—	—	—	470
Balance at December 30, 2017	25,000,672	$250	$331,819	$(4,345)	$510,301	(713,201)	$(39,481)	$798,544

See accompanying notes.

RBC Bearings Incorporated

 Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$73,756	$60,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,931	14,155
Deferred income taxes	(884)	(321)
Amortization of intangible assets	7,331	7,041
Amortization of deferred financing costs	780	1,068
Consolidation and restructuring charges	16,786	5,577
Loss on extinguishment of debt	987	—
Share-based compensation	11,709	9,897
(Gain)/loss on disposition of assets	(50)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,076)	701
Inventory	(31,953)	(12,035)
Prepaid expenses and other current assets	(3,140)	(4,555)
Other non-current assets	(2,368)	(3,308)
Accounts payable	(320)	9,040
Accrued expenses and other current liabilities	(3,142)	(3,340)
Other non-current liabilities	(2,334)	8,113
Net cash provided by operating activities	79,013	92,496

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,205)	(20,542)
Proceeds from sale of assets	1,904	33
Proceeds from sale of business	22,284	—
Net cash used in investing activities	(5,017)	(20,509)

Cash flows from financing activities:
Proceeds received from revolving credit facility	149,250	—
Repayments of revolving credit facility	(40,500)	(62,750)
Repayments of term loans	(168,750)	(10,000)
Repayments of notes payable	(354)	(359)
Exercise of stock options	20,661	9,450
Repurchase of common stock	(4,711)	(4,933)
Net cash used in financing activities	(44,404)	(68,592)

Effect of exchange rate changes on cash	(2,058)	1,504

Cash and cash equivalents:
Increase during the period	27,534	4,899
Cash, at beginning of period	54,163	38,923
Cash, at end of period	$81,697	$43,822

Supplemental disclosures of cash flow information:
Cash paid for (received from):
Income taxes	$16,601	$20,043
Interest	3,111	4,268

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

The results of operations for the three-month period ended December 29, 2018 are not necessarily indicative of the operating results for the entire fiscal year ending March 30, 2019. The three-month periods ended December 29, 2018 and December 30, 2017 each contain 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 94% of the Company’s revenue was recognized in this manner based on sales for the three and nine-month periods ended December 29, 2018, respectively.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 6% of the Company’s revenue was recognized in this manner based on sales for the three and nine-month periods ended December 29, 2018, respectively. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for both the three and nine-month periods ended December 29, 2018, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in an effort to improve the presentation of these costs within the income statement. Prior to this ASU, all components of both net periodic pension cost and net periodic postretirement cost were included within the same line items as other compensation costs arising from services rendered by pertinent employees during the period on the income statement. This ASU requires entities to include only the service cost component within those line items and all other components are to be included within other non-operating expense. In addition, only the service cost component would be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on April 1, 2018 and utilized this practical expedient. The adoption of this ASU resulted in the reclassification of $159 of net periodic benefit cost from compensation costs ($107 included within cost of sales and $52 within other, net) to other non-operating expense on the consolidated statement of operations for the three-month period ended December 30, 2017 and $477 of net periodic benefit cost from compensation costs ($321 included within cost of sales and $156 within other, net) to other non-operating expense on the consolidated statement of operations for the nine-month period ended December 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of this ASU is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has formed an implementation team to assess its leases as defined under the new accounting standard and anticipates making certain changes to existing processes, policies and systems during implementation. The Company anticipates the amended guidance will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the amended guidance to have a material impact on its cash flows, results of operations or debt covenant compliance.

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

In addition, as a result of the accounting changes resulting from this new accounting standard, sales, operating income and net income for the three-month period ended December 29, 2018 increased by $1,132, $615 and $523, respectively. For the nine-month period ended December 29, 2018, sales, operating income and net income increased by $2,002, $1,075 and $897, respectively. Basic and diluted net income per common share each increased by $0.02 and $0.04 for the three and nine-month periods ended December 29, 2018, respectively, as revenue from service contracts was accelerated into these periods as a result of the change to an over-time revenue recognition model. On the consolidated balance sheet, work-in-process inventory was $1,404 lower at December 29, 2018 than it would have been under the previous accounting guidance. In addition, prepaids and other current assets, accrued expenses and other current liabilities, and retained earnings increased by $2,449, $313 and $620, respectively. The changes in other current assets and accrued expenses were directly related to the activity within the customer contract assets and liabilities.

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three and nine-month periods ended December 29, 2018 and December 30, 2017 are as follows:

Principal End Markets:

	Three Months Ended
	December 29, 2018			December 30, 2017
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$58,733	$20,573	$79,306	$51,281	$18,483	$69,764
Roller	17,763	17,078	34,841	16,884	15,601	32,485
Ball	5,513	11,207	16,720	5,043	11,453	16,496
Engineered Products	23,670	16,916	40,586	31,739	16,374	48,113
	$105,679	$65,774	$171,453	$104,947	$61,911	$166,858

	Nine Months Ended
	December 29, 2018			December 30, 2017
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$172,938	$62,373	$235,311	$160,642	$54,167	$214,809
Roller	52,805	54,906	107,711	47,974	48,241	96,215
Ball	14,534	38,298	52,832	12,445	36,311	48,756
Engineered Products	76,403	48,097	124,500	89,337	45,955	135,292
	$316,680	$203,674	$520,354	$310,398	$184,674	$495,072

In addition to disaggregating revenue by segment and principal end markets, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Refer to Note 2 – “Significant Accounting Policies” for further details.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $217,562 at December 29, 2018. The Company expects to recognize revenue on approximately 67% and 94% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheet on an individual contract basis at the end of each reporting period. As of December 29, 2018 and March 31, 2018, accounts receivable with customers, net, were $116,673 and $116,890, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the nine-month period ended December 29, 2018:

Contract Assets - Current (1)

Balance at April 1, 2018	$1,323
Additional revenue recognized in excess of billings	2,840
Less: amounts billed to customers	(1,714)
Balance at December 29, 2018	$2,449

(1) Included within prepaid expenses and other current assets on the consolidated balance sheet.

Contract Liabilities – Current (2)

Balance at April 1, 2018	$14,450
Payments received prior to revenue being recognized	10,580
Revenue recognized on beginning balance	(15,083)
Reclassification to/from noncurrent	87
Balance at December 29, 2018	$10,034

(2) Included within accrued expenses and other current liabilities on the consolidated balance sheet.

Contract Liabilities – Noncurrent (3)

Balance at April 1, 2018	$1,254
Reclassification to/from current	(87)
Balance at December 29, 2018	$1,167
(3) Included within other non-current liabilities on the consolidated balance sheet.

As of December 29, 2018, the Company does not have any contract assets classified as noncurrent on the consolidated balance sheet.

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017

Net income	$16,178	$23,832	$73,756	$60,464

Denominator for basic net income per common share—weighted-average shares outstanding	24,457,555	23,985,925	24,308,029	23,912,474
Effect of dilution due to employee stock awards	343,092	460,190	384,986	409,691
Denominator for diluted net income per common share — weighted-average shares outstanding	24,800,647	24,446,115	24,693,015	24,322,165

Basic net income per common share	$0.66	$0.99	$3.03	$2.53

Diluted net income per common share	$0.65	$0.97	$2.99	$2.49

At December 29, 2018, 221,315 employee stock options have been excluded from the calculation of diluted earnings per share. At December 30, 2017, no employee stock options have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options would be anti-dilutive.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

6. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 29, 2018	March 31, 2018
Raw materials	$47,260	$44,102
Work in process	89,266	77,890
Finished goods	192,970	184,132
	$329,496	$306,124

7. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 31, 2018	$16,007	$79,597	$5,623	$166,897	$268,124
Disposition	—	—	—	(6,691)	(6,691)
Translation adjustments	—	—	—	(2)	(2)
December 29, 2018	$16,007	$79,597	$5,623	$160,204	$261,431

$6,691 of goodwill was included in the net loss on the sale of the Miami division during the third quarter of fiscal 2019. Miami was previously included within the Engineered Products (“EP”) Reporting Unit (“RU”). When a business within an RU is sold, the Company is required to perform an interim goodwill impairment test on that RU which consists of two steps. First, the Company determines the fair value of the RU and compares it to its carrying amount. Second, if the carrying amount of the RU exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the RU’s goodwill over the goodwill’s implied fair value. The Company conducted this interim test over the EP RU as of the date of sale (November 28, 2018) using the same approach used during our most recent annual test (the income approach, also known as the discounted cash flow method). The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each RU in determining the appropriate discount rate to be used. The discount rate utilized for the EP RU for our interim test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our interim test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the EP RU exceeded the carrying value in total by approximately 21.9%. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for the EP RU. An increase of 1.0% in our discount rate would not result in impairment of goodwill for the EP RU. The Company will perform the annual impairment testing during the fourth quarter of fiscal 2019 for all of the Company’s RUs. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Intangible Assets

		December 29, 2018		March 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$9,950	$50,878	$8,351
Customer relationships and lists	24	96,458	18,188	106,583	16,499
Trade names	10	15,959	7,092	18,734	6,765
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	10,350	5,353	9,657	4,810
Domain names	10	437	437	437	430
Other	6	2,361	2,023	1,433	1,303
		177,165	43,765	188,444	38,880
Non-amortizable repair station certifications	n/a	24,281	—	34,200	—
Total		$201,446	$43,765	$222,644	$38,880

$9,919 of net assets associated with the repair station certifications, $8,674 of net assets associated with customer relationships, and $1,780 of net assets associated with trade names were included in the net loss on the sale of the Miami division during the third quarter of fiscal 2019.

Amortization expense for definite-lived intangible assets for the three and nine-month periods ended December 29, 2018 were $2,400 and $7,331, respectively, compared to $2,303 and $7,041 for the three and nine-month periods ended December 30, 2017, respectively. Estimated amortization expense for the remaining three months of fiscal 2019, the five succeeding fiscal years and thereafter is as follows:

2019	$2,297
2020	8,053
2021	8,002
2022	7,885
2023	7,801
2024	7,670
2025 and thereafter	91,692

8. Debt

The balances payable under all borrowing facilities are as follows:

	December 29, 2018	March 31, 2018
Revolver Facility	$109,250	$500
Term Loan Facility	—	168,750
Debt issuance costs	(1,201)	(2,968)
Other	6,502	7,073
Total debt	114,551	173,355
Less: current portion	473	19,238
Long-term debt	$114,078	$154,117

The current portion of long-term debt as of December 29, 2018 includes the current portion of the Schaublin mortgage. The current portion of long-term debt as of March 31, 2018 includes the current portion of the Schaublin mortgage and the current portion of the Term Loan Facility.

Credit Facility

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto and terminated the Company’s prior credit agreement with JP Morgan. The Credit Agreement provides the Company with a $200,000 term loan (the “Term Loan”) and a $350,000 revolving credit facility (the “Revolver”). The Term Loan and the Revolver (the “Facilities”) expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR loans.

On May 31, 2018, the Company paid off the remaining balance of the Term Loan. $987 in unamortized debt issuance costs associated with the Term Loan were written off at the time of payoff and were recorded within other non-operating expense on the consolidated statements of operations.

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1; and (2) a consolidated interest coverage ratio of at least 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of December 29, 2018, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries are parties to a Guarantee to guarantee the Company’s obligations under the Credit Agreement. The Company’s obligations under the Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,990 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of December 29, 2018, $1,201 in unamortized debt issuance costs remain. As of December 29, 2018, the Company has the ability to borrow up to an additional $236,760 under the Revolver.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for 14,067 CHF (approximately $14,910). Schaublin obtained a 20-year fixed-rate mortgage of 9,300 CHF (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of 4,767 CHF (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of December 29, 2018 was 6,394 CHF, or $6,502.

9. Pension Plan and Postretirement Health Care and Life Insurance Benefits

The following tables set forth the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan and contributory defined benefit health care plans. The amounts for the three months ended December 29, 2018 are based on calculations prepared by the Company’s actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending March 30, 2019. The amounts disclosed below for the three and nine-month periods ending December 30, 2017 were calculated based on the amounts disclosed within the Company’s fiscal 2018 Annual Report on Form 10-K.

Pension Plan:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Components of net periodic benefit cost:
Service cost	$64	$58	$192	$174
Interest cost	221	226	663	678
Expected return on plan assets	(417)	(403)	(1,251)	(1,209)
Amortization of prior service cost	9	9	27	27
Amortization of losses	249	302	747	906
Net periodic benefit cost	$126	$192	$378	$576

Postretirement Health Care and Life Insurance Benefits:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Components of net periodic benefit cost:
Service cost	$12	$8	$36	$24
Interest cost	23	25	69	75
Amortization of prior service cost	1	1	3	3
Amortization of losses	(7)	(1)	(21)	(3)
Net periodic benefit cost	$29	$33	$87	$99

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

The effective income tax rates for the three month periods ended December 29, 2018 and December 30, 2017, were 15.0% and 23.9%. The reduction in the effective income tax rate for the three months ended December 29, 2018 as compared with the prior year period reflects the net benefits of the Tax Cut and Jobs Act (“TCJA” or “the Act”), which reduced the U.S. statutory rate from 35% to 21% for tax years beginning in 2018 and made other changes to the U.S. federal income tax laws affecting both domestic and foreign income. The reduction in the effective income tax rate includes a benefit associated with the sale of the Miami division, a tax benefit associated with the decrease in the Company’s unrecognized tax positions related to the statute of limitations expiration, and a benefit associated with share-based compensation. The effective tax rate was also increased by a tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations during the three months ended December 29, 2018.

The TCJA was signed into law on December 22, 2017 revising the U.S. corporate income tax. Changes included, but were not limited to, the reduction of the U.S. federal corporate rate from 35% to 21%, the elimination of certain deductions and imposing one-time net charge related to the taxation of undistributed foreign earnings. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allowed companies to record provisional estimates during a measurement period not extending beyond one year from the TCJA enactment date.

For the year ended March 31, 2018 the Company recognized as components of income tax expense $9,166 for the one-time net charge related to the taxation of undistributed foreign earnings and $9,318 tax benefit related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. As of December 22, 2018, we have completed the accounting for all impacts of the TCJA and there have been no changes to previously recorded amounts.

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

An additional tax law change provided under the TCJA introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (“FDII”) for tax years beginning after December 31, 2017. The Company has evaluated this provision of the TCJA and believes the FDII results in a favorable impact on the application of ASC 740.

In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to a special U.S. manufacturing deduction (fiscal 2018 only), the U.S. credit for increasing research activities which decrease the rate, and state income taxes which increases the rate.

The effective income tax rate for the three-month period ended December 29, 2018 of 15.0% includes $4,048 of tax benefit associated with the sale of the Miami division. The third quarter provision was also impacted by $1,469 of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to the statute of limitations expiration of items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The third quarter provision also includes $943 tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $558 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 29, 2018 would have been 22.3%. The effective income tax rate for the three-month period ended December 30, 2017 of 23.9% was impacted by one-time adjustments associated with the enactment of the TCJA. Included in these adjustments was an estimated charge of $9,491 associated with the repatriation transition tax and an estimated benefit of $8,708 associated with the revaluation of our deferred tax liabilities. The TCJA also impacted the third quarter provision with a benefit from the lower blended statutory tax rate of 31.5% and by $1,238 of tax benefit associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 30, 2017 would have been 25.3%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to credits and state tax, is estimated to be approximately $356.

The effective income tax rate for the nine-month period ended December 29, 2018 of 14.6% includes a benefit of $4,048 million associated with the sale of the Miami division. The effective tax rate was also impacted by $1,510 of tax benefit associated with the decrease of the Company’s unrecognized tax positions, pertaining primarily to the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective rate was also impacted by $943 of tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $5,063 associated with share-based compensation. The effective income tax rate without this benefit and other items for the nine-month period ended December 29, 2018 would have been 21.6%. The effective income tax rate for the nine-month period ended December 30, 2017 of 28.0% was impacted by one-time adjustments associated with the enactment of the TCJA. These adjustments were mainly comprised of a charge of $9,491 for the repatriation transition tax and a benefit of $8,708 associated with the revaluation of our deferred tax liabilities. The effective income tax rate also benefited from a lower blended statutory tax rate of 31.5% as a result of the enactment of the TCJA and $3,916 tax benefit associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 30, 2017 would have been 33.0%.

11. Reportable Segments

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Those operating segments are aggregated as reportable segments as they have similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers.

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

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net External Sales
Plain	$79,306	$69,764	$235,311	$214,809
Roller	34,841	32,485	107,711	96,215
Ball	16,720	16,496	52,832	48,756
Engineered Products	40,586	48,113	124,500	135,292
	$171,453	$166,858	$520,354	$495,072
Gross Margin
Plain	$31,921	$26,689	$93,404	$82,941
Roller	14,631	14,458	45,858	40,176
Ball	6,861	7,021	21,548	19,936
Engineered Products	14,714	16,604	42,875	45,653
	$68,127	$64,772	$203,685	$188,706
Selling, General & Administrative Expenses
Plain	$6,475	$6,371	$18,997	$19,143
Roller	1,559	1,553	4,739	4,765
Ball	1,656	1,707	4,867	5,002
Engineered Products	4,795	5,338	15,231	15,737
Corporate	14,657	13,193	44,209	38,888
	$29,142	$28,162	$88,043	$83,535
Operating Income
Plain	$25,044	$19,208	$72,443	$61,179
Roller	13,049	12,905	41,083	35,390
Ball	5,164	5,237	16,532	14,752
Engineered Products	(8,082)	8,817	8,315	17,839
Corporate	(15,337)	(12,885)	(46,653)	(38,482)
	$19,838	$33,282	$91,720	$90,678
Intersegment Sales
Plain	$1,285	$1,240	$4,525	$3,793
Roller	3,602	3,438	10,771	9,731
Ball	740	606	2,302	1,758
Engineered Products	9,284	7,785	28,400	23,806
	$14,911	$13,069	$45,998	$39,088

The net loss of $16,802 related to the sale of the Miami division during the third quarter of fiscal 2019 is included within the Engineered Products segment. All intersegment sales are eliminated in consolidation.

12. Integration and Restructuring of Operations

On November 28, 2018, the Company sold its Avborne Accessory Group, Inc. subsidiary (“Miami division”) for a sales price of $22,284, subject to a final working capital adjustment. The Miami division, which is based in Miami, Florida, provides maintenance, repair and overhaul services (“MRO”) for a wide variety of aircraft accessories. As a result of the transaction, the Company recorded an after-tax loss of $12,754 associated with the restructuring in the third quarter of fiscal 2019 attributable to the Engineered Products segment. The $12,754 loss was comprised of $22,284 of proceeds received less transaction costs of $1,690, charges associated with goodwill of $6,691, intangible assets of $20,373 and other net assets of $10,332, partially offset by a $4,048 tax benefit. The pre-tax loss of $16,802 was recognized within other, net within the consolidated statement of operations. Prior to the transaction, the Franklin, IN division, which was previously included within Avborne Accessory Group, Inc., was transferred to a separate subsidiary of the Company named Airtomic LLC.

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company closed its RBC Canada location and consolidated certain residual assets into other locations. As a result, the Company recorded an after-tax charge of $5,577 associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5,577 charge included a $1,337 impairment of fixed assets and a $5,157 impairment of intangible assets offset by a $917 tax benefit. The impairment charges were recognized within other, net within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets were comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which were comprised of customer relationships, product approvals, tradenames and trademarks. These fair value measurements were classified as Level 3 in the valuation hierarchy. In the third and fourth quarters of fiscal 2018, the Company incurred restructuring charges of $1,091 and $100, respectively, comprised primarily of employee termination costs and building maintenance costs. These costs were recorded within other, net within the consolidated statement of operations and are all attributable to the Engineered Products segment. The impact from restructuring in fiscal 2019 has been immaterial. The total cumulative impact resulting from the restructuring was $6,743 in after-tax charges, all attributable to the Engineered Products segment.

13. Subsequent Events

On January 31, 2019, the Company amended the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250,000 revolving credit facility (the “New Revolver”). The New Revolver expires on January 31, 2024.

Amounts outstanding under the New Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.00% for base rate loans and 0.75% for LIBOR loans.

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. The Company is currently in compliance with all such covenants.

The Company’s domestic subsidiaries are parties to a Guarantee to guarantee the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

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

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 42 facilities, of which 33 are manufacturing facilities in five countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three-month period ended December 29, 2018 increased 2.8% compared to the same period last fiscal year. Organically, excluding RBC Canada and the Miami division, net sales grew 6.5% year-over-year, of which, aerospace sales increased 6.4% and industrial sales increased 6.7%. Our backlog as of December 29, 2018 was $428.2 million compared to $392.5 million as of December 30, 2017.

Management believes that operating cash flows and available credit under the Revolver will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 29, 2018, we had cash and cash equivalents of $81.7 million of which approximately $21.6 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Total net sales	$171.5	$166.9	$4.6	2.8%

Net income	$16.2	$23.8	$(7.6)	(32.1)%

Net income per common share: diluted	$0.65	$0.97
Weighted average common shares: diluted	24,800,647	24,446,115

Our net sales for the three-month period ended December 29, 2018 increased 2.8% compared to the same period last fiscal year. The overall increase in net sales was a result of a 6.2% increase in our industrial markets and an increase of 0.7% in our aerospace markets. The increase in industrial sales was a result of strong performance in mining, energy, and general industrial activity. The increase in aerospace sales was mainly due to commercial OEM sales during the period. Organically, excluding RBC Canada and the Miami division, net sales grew 6.5% year-over-year, of which, aerospace sales increased 6.4% and industrial sales increased 6.7%.

Net income for the third quarter of fiscal 2019 was $16.2 million compared to $23.8 million for the same period last year. Net income for the third quarter of fiscal 2019 was affected by $12.8 million of loss associated with the sale of the Miami division, $0.9 million of tax loss associated with the repatriation of cash from our foreign operations, $0.6 million of tax benefit associated with share-based compensation, and $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration. Net income of $23.8 million in the third quarter of fiscal 2018 was affected by restructuring costs of $1.1 million offset by a $1.2 million tax benefits associated with share-based compensation.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Total net sales	$520.4	$495.1	$25.3	5.1%

Net income	$73.8	$60.5	$13.3	22.0%

Net income per common share: diluted	$2.99	$2.49
Weighted average common shares: diluted	24,693,015	24,322,165

Net sales increased $25.3 million or 5.1% for the nine-month period ended December 29, 2018 over the same period last year. The increase in net sales was mainly the result of a 10.3% increase in industrial sales and an increase of 2.0% in aerospace sales. The increase in industrial sales was mostly attributable to an increase in marine, mining, semicon, energy, and general industrial activity. The increase in aerospace sales was primarily driven by commercial and defense OEM. Organically, excluding RBC Canada and the Miami division, net sales grew 7.7% year-over-year, of which, aerospace sales increased 5.9% and industrial sales increased 10.7%.

Net income for the nine months ended December 29, 2018 was $73.8 million compared to $60.5 million for the same period last year. The year-over-year increase is primarily attributable to increased volume and the reduced tax rate associated with the TCJA. The net income of $73.8 million in fiscal 2019 was impacted by $12.8 million of after-tax loss associated with the sale of the Miami division, $0.9 million of tax loss associated with the repatriation of cash from our foreign operations, $0.8 million of after-tax cost associated with the loss on the extinguishment of debt, $5.1 million tax benefit associated with share-based compensation and $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration. The net income of $60.5 million in fiscal 2018 was affected by restructuring and integration costs of $6.7 million, a $3.9 million tax benefit associated with share-based compensation, and $0.2 million of discrete tax benefits.

Gross Margin

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Gross Margin	$68.1	$64.8	$3.3	5.2%
Gross Margin %	39.7%	38.8%

Gross margin increased $3.3 million, or 5.2%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. This was mainly driven by higher sales, product mix, and cost efficiencies achieved during the current period.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Gross Margin	$203.7	$188.7	$15.0	7.9%
Gross Margin %	39.1%	38.1%

Gross margin increased $15.0 million or 7.9% for the first nine months of fiscal 2019 compared to the same period last year. The increase year-over-year is primarily a result of favorable pricing, higher sales and cost efficiencies achieved during the period. The exclusion of RBC Canada in fiscal 2019 also benefited gross margin percentage compared to the prior period.

Selling, General and Administrative

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

SG&A	$29.1	$28.2	$0.9	3.5%
% of net sales	17.0%	16.9%

SG&A expenses increased by $0.9 million, or 3.5%, to $29.1 million for the third quarter of fiscal 2019 as compared to $28.2 million for the third quarter of fiscal 2018. This increase was mainly driven by $0.2 million of personnel-related expenses, $0.6 million of additional stock compensation expense and $0.1 million of other costs. As a percentage of sales, SG&A was 17.0% for the third quarter of fiscal 2019 compared to 16.9% for the same period last year.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

SG&A	$88.0	$83.5	$4.5	5.4%
% of net sales	16.9%	16.9%

SG&A expenses increased by $4.5 million to $88.0 million for the first nine months of fiscal 2019 compared to $83.5 million for the same period last year. This increase is primarily due to $2.4 million of personnel-related expenses, $1.8 million of additional stock compensation and $0.3 million of other costs.

Other, Net

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Other, net	$19.1	$3.3	$15.8	475.3%
% of net sales	11.2%	2.0%

Other operating expenses for the third quarter of fiscal 2019 totaled $19.1 million compared to $3.3 million for the same period last year. For the third quarter of fiscal 2019, other operating expenses were comprised mainly of $16.8 million of costs associated with the sale of the Miami division and $2.4 million of amortization of intangible assets, partially offset by $0.1 million of other income. For the third quarter of fiscal 2018, other operating expenses were comprised mainly of $1.1 million of restructuring costs and $2.3 million of amortization of intangible assets, partially offset by $0.1 million of other income.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Other, net	$23.9	$14.5	$9.4	65.1%
% of net sales	4.6%	2.9%

Other operating expenses for the first nine months of fiscal 2019 totaled $23.9 million compared to $14.5 million for the same period last year. For the first nine months of fiscal 2019, other operating expenses were comprised mainly of $16.8 million of costs associated with the sale of the Miami division and $7.3 million in amortization of intangibles, offset by $0.2 million of other income. For the first nine months of fiscal 2018, other operating expenses were comprised mainly of $7.6 million of restructuring costs and $7.0 million of amortization of intangible assets, partially offset by $0.1 million of other income.

Interest Expense, Net

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Interest expense, net	$1.2	$1.8	$(0.6)	(32.0)%
% of net sales	0.7%	1.1%

Interest expense, net, generally consists of interest charged on the Revolver and amortization of deferred financing fees, offset by interest income. Interest expense, net was $1.2 million for the third quarter of fiscal 2019 compared to $1.8 million for the same period last year. The Company had total debt of $114.6 million at December 29, 2018 compared to $198.0 million at December 30, 2017.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Interest expense, net	$4.4	$5.7	$(1.3)	(23.7)%
% of net sales	0.8%	1.2%

Interest expense, net was $4.4 million for the first nine months of fiscal 2019 compared to $5.7 million for the first nine months of fiscal 2018, primarily due to the reduction of debt.

Income Taxes

	Three Months Ended
	December 29, 2018	December 30, 2017

Income tax expense (benefit)	$2.8	$7.5
Effective tax rate	15.0%	23.9%

Income tax expense for the three-month period ended December 29, 2018 was $2.8 million compared to $7.5 million for the three-month period ended December 30, 2017. The reduction in the effective income tax rate for the three months ended December 29, 2018 as compared with the prior year period primarily reflects the net benefits of the TCJA, a net benefit associated with the sale of the Miami division, a net benefit associated with a decrease in the Company’s unrecognized tax positions and the impact of tax benefit associated with share-based compensation. The effective tax rate also includes an increase to expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations. Our effective income tax rate for the three-month period ended December 29, 2018 was 15.0% compared to 23.9% for the three month period ended December 30, 2017. The effective income tax rate for the three-month period ended December 29, 2018 of 15.0% includes $4.0 million of tax benefit associated with the sale of the Miami division. The third quarter provision was also impacted by $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to the consolidation and restructuring of the Company’s U.K. manufacturing facility. The third quarter provision also includes $0.9 of million tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $0.6 million of tax benefit associated with share-based compensation. The effective income tax rate without this benefit and other items for the three-month period ended December 29, 2018 would have been 22.3%. The effective income tax rate for the three-month period ended December 30, 2017 of 23.9% was impacted by adjustments made in relation to the enactment of the TCJA. These were mainly comprised of a charge of $9.5 million for the repatriation transition tax and a benefit of $8.7 million associated with the revaluation of our deferred tax liabilities. The third quarter provision also benefited from a lower blended statutory tax rate of 31.5% as a result of the enactment of the TCJA and $1.2 million of tax benefit associated with share-based compensation. The effective income tax rate without these items for the three-month period ended December 30, 2017 would have been 25.3%.

	Nine Months Ended
	December 29, 2018	December 30, 2017

Income tax expense (benefit)	$12.6	$23.6
Effective tax rate with discrete items	14.6%	28.0%

Income tax expense for the nine-month period ended December 29, 2018 was $12.6 million compared to $23.6 million for the nine-month period ended December 30, 2017. The reduction in the effective income tax rate for the nine months ended December 29, 2018 as compared with the prior year period primarily reflects the net benefits of the TCJA, a net benefit associated with the sale of the Miami division, a net benefit associated with the decrease in the Company’s unrecognized tax positions, tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and the impact of tax benefit associated with share-based compensation. Our effective income tax rate for the nine-month period ended December 29, 2018 was 14.6% compared to 28.0% for the nine month period ended December 30, 2017. The effective income tax rate for the nine-month period ended December 29, 2018 of 14.6% includes a benefit of $4.0 million associated with the sale of Miami division. The effective tax rate was also impacted by $1.5 million of tax benefit associated with the decrease of the Company’s unrecognized tax positions, pertaining primarily to the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective rate was also impacted by $0.9 million of tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $5.1 million associated with share-based compensation. The effective income tax rate without this benefit and other items for the nine-month period ended December 29, 2018 would have been 21.6%. The effective income tax rate for the nine-month period ended December 30, 2017 of 28.0% was impacted by one-time adjustments associated with the enactment of the TCJA. These adjustments were mainly comprised of a charge of $9.5 million for the repatriation transition tax and a benefit of $8.7 million associated with the revaluation of our deferred tax liabilities. The effective income tax rate also benefited from a lower blended statutory tax rate of 31.5% as a result of the enactment of the TCJA and $3.9 million tax benefit associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 30, 2017 would have been 33.0%.

Integration and Restructuring of Operations

On November 28, 2018, the Company sold its Avborne Accessory Group, Inc. subsidiary (“Miami division”) for a sales price of $22.3 million, subject to a final working capital adjustment. The Miami division, which is based in Miami, Florida, provides maintenance, repair and overhaul services (“MRO”) for a wide variety of aircraft accessories. As a result of the transaction, the Company recorded an after-tax loss of $12.8 million associated with the restructuring in the third quarter of fiscal 2019 attributable to the Engineered Products segment. The $12.8 million loss was comprised of $22.3 million of proceeds received less transaction costs of $1.7 million, charges associated with goodwill of $6.7 million, intangible assets of $20.4 million and other net assets of $10.3 million, partially offset by a $4.0 million tax benefit. The pre-tax loss of $16.8 million was recognized within other, net within the consolidated statement of operations. Prior to the transaction, the Franklin, IN division, which was previously included within Avborne Accessory Group, Inc., was transferred to a separate subsidiary of the Company named Airtomic LLC.

In the second quarter of fiscal 2018, the Company reached a decision to restructure its manufacturing operation in Montreal, Canada. After completing its obligations, the Company closed its RBC Canada location and consolidated certain residual assets into other locations. As a result, the Company recorded an after-tax charge of $5.6 million associated with the restructuring in the second quarter of fiscal 2018 attributable to the Engineered Products segment. The $5.6 million charge included a $1.3 million impairment of fixed assets and a $5.2 million impairment of intangible assets offset by a $0.9 million tax benefit. The impairment charges were recognized within other, net within the consolidated statement of operations. The Company determined that the market approach was the most appropriate method to estimate the fair value of the fixed assets using comparable sales data and actual quotes from potential buyers in the market place. The fixed assets were comprised of land, a building, machinery and equipment. The Company assessed the fair value of the intangible assets in accordance with ASC 360-10, which were comprised of customer relationships, product approvals, tradenames and trademarks. These fair value measurements were classified as Level 3 in the valuation hierarchy. In the third and fourth quarters of fiscal 2018, the Company incurred restructuring charges of $1.1 million and $0.1 million, respectively comprised primarily of employee termination costs and building maintenance costs. These costs were recorded within other, net within the consolidated statement of operations and are all attributable to the Engineered Products segment. The impact from restructuring in fiscal 2019 has been immaterial. The total cumulative impact resulting from the restructuring was $6.7 million in after-tax charges, all attributable to the Engineered Products segment.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$79.3	$69.8	$9.5	13.7%

Gross margin	$31.9	$26.7	$5.2	19.7%
Gross margin %	40.3%	38.3%

SG&A	$6.5	$6.4	$0.1	1.6%
% of segment net sales	8.2%	9.1%

Net sales increased $9.5 million, or 13.7%, for the three months ended December 29, 2018 compared to the same period last year. Net sales for the three months ended December 29, 2018 were impacted by an increase of $0.3 million associated with the adoption of ASU 2014-09. The 13.7% increase was primarily driven by an increase of 14.5% in our aerospace markets and an 11.3% increase in our industrial markets. The increase in aerospace sales was mainly due to the commercial and defense OEM while the increase in industrial sales was driven by general industrial OEM.

Gross margin as a percent of sales increased to 40.3% for the third quarter of fiscal 2019 compared to 38.3% for the same period last year. The increase was primarily due to increased volume and favorable product mix.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$235.3	$214.8	$20.5	9.5%

Gross margin	$93.4	$82.9	$10.5	12.6%
Gross margin %	39.7%	38.6%

SG&A	$19.0	$19.1	$(0.1)	(0.8)%
% of segment net sales	8.1%	8.9%

Net sales increased $20.5 million, or 9.5%, for the nine months ended December 29, 2018 compared to the same period last year. Net sales for the nine months ended December 29, 2018 were impacted by an increase of $0.4 million associated with the adoption of ASU 2014-09. The 9.5% increase was primarily driven by an increase of 7.7% in our aerospace markets and an increase of 15.2% in the industrial markets. The increase in aerospace sales was mainly due to the commercial and defense aerospace OEM. The increase in industrial sales was mostly driven by general industrial OEM.

Gross margin as a percent of sales increased to 39.7% for the first nine months of fiscal 2019 compared to 38.6% for the same period last year. The increase was primarily due to increased sales during the period.

Roller Bearing Segment:

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$34.8	$32.5	$2.3	7.3%

Gross margin	$14.6	$14.5	$0.1	1.2%
Gross margin %	42.0%	44.5%

SG&A	$1.6	$1.6	$0.0	0.4%
% of segment net sales	4.5%	4.8%

Net sales increased $2.3 million, or 7.3% for the three months ended December 29, 2018 compared to the same period last year. Our industrial markets increased 9.5%, while our aerospace markets increased 5.2%. The increase in industrial sales was primarily in our energy, mining and general industrial markets while the increases in aerospace were primarily in our commercial OEM markets.

Gross margin for the three months ended December 29, 2018 was $14.6 million, or 42.0% of sales, compared to $14.5 million, or 44.4%, in the comparable period in fiscal 2018. This decrease in the gross margin percentage was primarily due to product mix during the period.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$107.7	$96.2	$11.5	11.9%

Gross margin	$45.9	$40.2	$5.7	14.1%
Gross margin %	42.6%	41.8%

SG&A	$4.7	$4.8	$(0.1)	(0.5)%
% of segment net sales	4.4%	5.0%

Net sales increased $11.5 million, or 11.9%, for the nine months ended December 29, 2018 compared to the same period last year. Our industrial markets increased 13.8% while our aerospace markets increased by 10.1%. The increase in industrial sales was primarily due to energy and general industrial market activity while the increase in aerospace was driven by the commercial and defense OEM markets.

Gross margin for the nine months ended December 29, 2018 was $45.9 million, or 42.6% of sales, compared to $40.2 million, or 41.8%, in the comparable period in fiscal 2018. This increase in the gross margin percentage was primarily due to the increased sales and cost efficiencies achieved period over period.

Ball Bearing Segment:

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$16.7	$16.5	$0.2	1.4%

Gross margin	$6.9	$7.0	$(0.1)	(2.3)%
Gross margin %	41.0%	42.6%

SG&A	$1.7	$1.7	$(0.0)	(3.0)%
% of segment net sales	9.9%	10.3%

Net sales increased $0.2 million, or 1.4%, for the third quarter of fiscal 2019 compared to the same period last year. Our aerospace markets increased 9.3% while our industrial markets decreased 2.1% during the period. The increase in aerospace sales was primarily in the defense OEM market. The decrease in industrial sales were primarily due to the general industrial markets.

Gross margin as a percent of sales decreased to 41.0% for the third quarter of fiscal 2019 compared to 42.6% for the same period last year. This decrease is primarily due to product mix during the three-month period.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$52.8	$48.8	$4.0	8.4%

Gross margin	$21.5	$19.9	$1.6	8.1%
Gross margin %	40.8%	40.9%

SG&A	$4.9	$5.0	$(0.1)	(2.7)%
% of segment net sales	9.2%	10.3%

Net sales increased $4.0 million, or 8.4%, for the nine months ended December 29, 2018 compared to the same period last year. Our industrial market sales increased 5.5% while sales to our aerospace markets increased 16.8%. The increase in industrial sales was mainly driven by semiconductor and general industrial while the increase in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percent of sales was 40.8% for the nine months ended December 29, 2018 compared to 40.9% for the same period last year.

Engineered Products Segment:

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$40.6	$48.1	$(7.5)	(15.6)%

Gross margin	$14.7	$16.6	$(1.9)	(11.5)%
Gross margin %	36.2%	34.5%

SG&A	$4.8	$5.3	$(0.5)	(10.2)%
% of segment net sales	11.8%	11.1%

Net sales decreased $7.5 million, or 15.6%, for the third quarter of fiscal 2019 compared to the same period last year. Net sales for the three months ended December 29, 2018 were affected by an increase of $0.8 million associated with the adoption of ASU 2014-09. Our aerospace markets decreased 25.4% while our industrial markets increased 3.3%. The decrease in aerospace sales was mainly due to maintenance, repair and overhaul revenue (MRO) services and defense and commercial OEM. The increase in industrial sales was primarily driven by marine activity. Organically, excluding RBC Canada and the Miami division, net sales decreased 3.9% for the three months ended December 29, 2018 compared to the same period last year.

Gross margin as a percent of sales increased to 36.2% for the third quarter of fiscal 2019 compared to 34.5% for the same period last year. This increase is primarily due to product mix.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

Total net sales	$124.5	$135.3	$(10.8)	(8.0)%

Gross margin	$42.9	$45.7	$(2.8)	(6.1)%
Gross margin %	34.4%	33.7%

SG&A	$15.2	$15.7	$(0.5)	(3.2)%
% of segment net sales	12.2%	11.6%

Net sales decreased $10.8 million, or 8.0%, for the nine months ended December 29, 2018 compared to the same period last year. Net sales for the nine months ended December 29, 2018 were affected by an increase of $1.7 million associated with the adoption of ASU 2014-09. Our industrial markets increased 4.7% while our aerospace markets decreased 14.5%. The increase in industrial sales was driven by marine and general industrial activity. The decrease in aerospace sales was mainly due to commercial aerospace OEM partially offset by the defense OEM market. Organically, excluding RBC Canada and the Miami division, net sales increased 1.1% for the nine months ended December 29, 2018 compared to the same period last year.

Gross margin as a percent of sales increased to 34.4% for the nine months ended December 29, 2018 compared to 33.7% for the same period last year. The increase is primarily due to product mix.

Corporate:

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

SG&A	$14.7	$13.2	$1.5	11.1%
% of total net sales	8.5%	7.9%

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change

SG&A	$44.2	$38.9	$5.3	13.7%
% of total net sales	8.5%	7.9%

Corporate SG&A increased for both the third quarter and first nine months of fiscal 2019 compared to the same periods last year. This was primarily due to an increase in share-based compensation expenses and personnel-related costs.

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

From time to time, we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, partially or completely, relocate production lines, consolidate or otherwise dispose of those operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur significant cash or non-cash charges in connection with them.

Liquidity

As of December 29, 2018, we had cash and cash equivalents of $81.7 million of which approximately $21.6 million was cash held by our foreign operations. During the third quarter of fiscal 2019, the Company made a one-time repatriation of $28.0 million in cash from the Company’s foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

On December 31, 2018, the Company made a $40.0 million principal payment on the outstanding balance of the Revolver.

Credit Facility

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto and terminated the Company’s prior credit agreement with JP Morgan. The Credit Agreement provides the Company with a $200.0 million term loan (the “Term Loan”) and a $350.0 million revolving credit facility (the “Revolver”). The Term Loan and the Revolver (the “Facilities”) expire on April 24, 2020.

Amounts outstanding under the Facilities generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.00% for base rate loans and 1.00% for LIBOR loans.

On May 31, 2018, the Company paid off the remaining balance of the Term Loan. $1.0 million in unamortized debt issuance costs associated with the Term Loan were written off at the time of payoff and were recorded within other non-operating expense on the consolidated statements of operations.

The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to maintain the following: (1) a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1; and (2) a consolidated interest coverage ratio of at least 2.75 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of December 29, 2018, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries are parties to a Guarantee to guarantee the Company’s obligations under the Credit Agreement. The Company’s obligations under the Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Following the end of the third quarter of fiscal 2019, the Company amended the Credit Agreement. See Part II, Item 5 “Other Information” of this Quarterly Report.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for 14.1 million CHF (approximately $14.9 million). Schaublin obtained a 20-year fixed-rate mortgage of 9.3 million CHF (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of 4.8 million CHF (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of December 29, 2018 was 6.4 million CHF, or $6.5 million.

Cash Flows

Nine-month Period Ended December 29, 2018 Compared to the Nine-month Period Ended December 30, 2017

The following table summarizes our cash flow activities:

	FY19	FY18	$ Change
Net cash provided by (used in):
Operating activities	$79.0	$92.5	$(13.5)
Investing activities	(5.0)	(20.5)	15.5
Financing activities	(44.4)	(68.6)	24.2
Effect of exchange rate changes on cash	(2.1)	1.5	(3.6)
Increase in cash and cash equivalents	$27.5	$4.9	$22.6

During fiscal 2019, we generated cash of $79.0 million from operating activities compared to generating cash of $92.5 million for fiscal 2018. The decrease of $13.5 million for fiscal 2019 was mainly a result of the unfavorable impact of a net change in operating assets and liabilities of $41.0 million offset by favorable changes in non-cash charges of $14.2 million and net income of $13.3 million. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items as detailed in the table below, while the change in non-cash charges were primarily driven by an increase in restructuring charges of $11.2 million, an additional $1.8 million in share-based compensation charges, $0.8 million of additional depreciation, $0.3 million of additional amortization of intangible assets and $1.0 million from extinguishment of debt, offset by $0.5 million less deferred taxes, $0.3 million less amortization of deferred financing fees and a $0.1 million gain on disposal of assets compared to the same period in the prior year.

The following chart summarizes the unfavorable change in operating assets and liabilities of $41.0 million for fiscal 2019 versus fiscal 2018 and the favorable change of $2.0 million for fiscal 2018 versus fiscal 2017.

	FY19	FY18
Cash provided by (used in):
Accounts receivable	$(3.8)	$(3.3)
Inventory	(19.9)	(4.7)
Prepaid expenses and other current assets	1.4	0.7
Other non-current assets	1.0	(1.0)
Accounts payable	(9.4)	7.6
Accrued expenses and other current liabilities	0.2	(5.5)
Other non-current liabilities	(10.5)	8.2
Total change in operating assets and liabilities:	$(41.0)	$2.0

During fiscal 2019, we used $5.0 million for investing activities as compared to $20.5 million for fiscal 2018. This decrease in cash used was attributable to an increase of $8.7 million in capital expenditures offset by an additional $1.9 million of proceeds from the sale of assets and $22.3 million from the sale of the Miami division as compared to the first three quarters of fiscal 2018.

During fiscal 2019, we used $44.4 million from financing activities compared to using $68.6 million for fiscal 2018. This decrease in cash used was primarily attributable to $11.2 million of additional proceeds from the exercise of stock options during the first three quarters of fiscal 2019. Further, an additional $12.8 million was used for payments on the Facilities in fiscal 2018.

Capital Expenditures

Our capital expenditures were $29.2 million for the nine-month period ended December 29, 2018. In addition, we expect to make additional capital expenditures of $5.0 to $10.0 million during the last quarter of fiscal 2019 in connection with our existing business. We expect to fund fiscal 2019 capital expenditures principally through existing cash, internally generated funds and debt. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of December 29, 2018:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$115,752	$473	$110,196	$946	$4,137
Operating leases	20,033	5,384	7,816	5,952	881
Interest on debt(2)	6,448	4,031	1,609	269	539
Pension and postretirement benefits	18,768	1,875	3,837	3,839	9,217
Transition tax on unremitted foreign E&P(3)	8,433	733	1,467	2,108	4,125
Total contractual cash obligations	$169,434	$12,496	$124,925	$13,114	$18,899

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax liability of $10.9 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under our Facilities at the prevailing interest rates at December 29, 2018. They also include expected cash payments of interest on our 20-year fixed-rate mortgage at one of our foreign divisions.

(3)	As discussed further in Note 10, “Income Taxes”, within Part II, Item 8, “Financial Statements and Supplementary Data”, the Tax Cuts and Jobs Acts (TCJA or “the Act”), which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We have elected to pay the estimated amount above over an eight-year period.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2018 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2019 other than those described in Note 2 of the unaudited interim consolidated financial statements.

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

Foreign Currency Exchange Rates. As a result of our operations in Europe, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro, the Swiss Franc, the Polish Zloty and the Canadian Dollar. Our Swiss operations utilize the Swiss Franc as the functional currency, our French and German operations utilize the Euro as the functional currency, our Polish operations utilize the Polish Zloty as the functional currency and our Canadian operations utilize the Canadian Dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Approximately 8% of our net sales were impacted by foreign currency fluctuations in the first nine months of fiscal 2019 compared to approximately 11% for the same period in fiscal 2018. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign-currency-denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 29, 2018, we had no derivatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 29, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2018, our disclosure controls and procedures (1) were designed to ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC), and (2) effectively provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine-month period ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the nine-month period ended December 29, 2018. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the period ended March 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On February 7, 2013, our board of directors authorized us to repurchase up to $50.0 million of our common stock, from time to time on the open market, in block trade transactions and through privately negotiated transactions in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. Total share repurchases during the three months ended December 29, 2018 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/30/2018 – 10/27/2018	—	$—	—	$17,312
10/28/2018 – 11/24/2018	—	—	—	17,312
11/25/2018 – 12/29/2018	7,911	149.22	7,911	$16,131
Total	7,911	$149.22	7,911

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

On January 31, 2019, the Company amended the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250.0 million revolving credit facility (the “New Revolver”). The New Revolver expires on January 31, 2024.

Amounts outstanding under the New Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.00% for base rate loans and 0.75% for LIBOR loans.

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. The Company is currently in compliance with all such covenants.

The Company’s domestic subsidiaries are parties to a Guarantee to guarantee the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

The Company maintains a variety of relationships with a number of the lenders that are parties to the Amended Credit Agreement, including comprehensive banking services that involve the majority of the Company’s treasury receipt and disbursement operations, foreign currency borrowing arrangements, letter of credit and foreign exchange needs.

The representations and warranties contained in the Amended Credit Agreement were made solely for the benefit of the parties to the Amended Credit Agreement and may not be relied upon by the Company’s investors; investors should not view those representations and warranties as characterizations of the actual state of facts or conditions with respect to the Company. The above summary of the Amended Credit Agreement is qualified in its entirety by reference to the full text of (i) the Credit Agreement, a complete copy of which was filed as Exhibit 10.1 to the Company’s Form 8-K dated April 24, 2015, and (ii) the January 31, 2019 amendment to the Credit Agreement, a complete copy of which is attached hereto as Exhibit 10.01, both of which are hereby incorporated by reference herein.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
10.01	Amendment No. 1 dated as of January 31, 2019 among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and the other parties and lenders thereto amending the Credit Agreement dated as of April 24, 2015.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 5, 2019

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	February 5, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.01	Amendment No. 1 dated as of January 31, 2019 among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and the other parties and lenders thereto amending the Credit Agreement dated as of April 24, 2015.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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