Form 10-K
period 2019-03-30
RBC Bearings INC
filed 2019-05-23
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934 for the fiscal year ended March 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the transition period from __________to _________

Commission file number 333-124824

RBC BEARINGS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4372080 (I.R.S. Employer Identification No.)

One Tribology Center, Oxford, CT (Address of principal executive offices)	06478 (Zip Code)
(203) 267-7001 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Trading Symbol ROLL	Name of Each Exchange on Which Registered Nasdaq NMS

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 29, 2018 (based on the September 28, 2018 closing sales price of $150.36 of the registrant’s Common Stock, as reported by the Nasdaq National Market) was approximately $3,724,209,300.

Number of shares outstanding of the registrant’s Common Stock at May 17, 2019:

24,805,005 Shares of Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 12, 2019 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we”, “us”, “our”, “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past several years, we have broadened our end markets, products, customer base and geographic reach. We currently have 42 facilities, of which 33 are manufacturing facilities located in 5 countries.

The Bearing and Engineered Products Industry

The bearing and engineered products industry is a fragmented multi-billion dollar market. Purchasers of bearings and engineered products include producers of commercial and military aircraft, submarine and vehicle equipment, oil and gas equipment, machinery manufacturers, industrial equipment and machinery manufacturers, construction machinery manufacturers, rail and train equipment manufacturers, and mining and specialized equipment manufacturers.

Demand for bearings and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic growth worldwide determines demand for our solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and engineered products.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings and engineered products, components, and applications. We classify our customers into two principal categories: industrial and aerospace. These principal end markets utilize a large number of both commercial and specialized bearings and engineered products. Although we provide a relatively small percentage of total bearing and engineered products supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 18 – “Reportable Segments” of this Annual Report on Form 10-K.

Industrial Market (39% of net sales for the fiscal year ended March 30, 2019)

We manufacture bearings and engineered products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, marine, rail and train, packaging, semiconductor machinery, and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, Halliburton Energy Services, Newport News Shipbuilding, Komatsu and various aftermarket distributors including Applied Industrial, BDI, Kaman Corporation, McMaster Carr and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial market reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements.

Aerospace Market (61% of net sales for the fiscal year ended March 30, 2019)

We supply bearings and engineered products for use in commercial, private and military aircraft and aircraft engines, guided weaponry, and vision and optical systems. We supply precision products for many of the commercial aircraft currently operating worldwide and are the primary bearing supplier for many of the aircraft OEMs’ product lines. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearings and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of that aircraft.

We manufacture bearings and engineered products used by the U.S. Department of Defense (the “DOD”) and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Our bearings and engineered products are manufactured to conform to U.S. military specifications and are typically custom-designed during the original product design phase, which often makes us the sole or primary supplier for the life of that product. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace customers include Airbus, Boeing, Precision Castparts Corp., Lockheed Martin, Safran, United Technologies, the DOD and various aftermarket distributors including National Precision Bearing, Jamaica Bearings, Wencor Group and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2019, 4.8% of our net sales were made directly, and we estimate that approximately an additional 19.4% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Products

Bearings and engineered products are employed to perform several functions including reduction of friction, transfer of motion, carriage of loads, and control of pressure and flows. We design, manufacture and market a broad portfolio of bearings and engineered products. We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. Those operating segments that have similar economic characteristics and meet all other required criteria, including nature of the products and production processes, distribution patterns and classes of customers, are aggregated as reportable segments.

The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products:

Net Sales and Percent of Sales for the Fiscal Year Ended
Segment	March 30, 2019	March 31, 2018	April 1, 2017	Representative Applications
Plain Bearings	$323,251 46.0%	$296,708 44.0%	$277,700 45.1%	● Aircraft engine controls and landing gear ● Missile launchers ● Mining, energy, and construction equipment
Roller Bearings	$143,832 20.5%	$132,021 19.6%	$109,483 17.8%	● Aircraft hydraulics ● Military and commercial truck chassis ● Packaging machinery and gear pumps
Ball Bearings	$72,307 10.3%	$67,806 10.0%	$58,448 9.5%	● Radar and night vision systems ● Airframe control and actuation ● Semiconductor equipment
Engineered Products	$163,126 23.2%	$178,414 26.4%	$169,757 27.6%	● Hydraulics, valves, fasteners and engines ● Industrial gears, components and collets

Plain Bearings. Plain bearings are primarily used to rectify inevitable misalignments in various mechanical components, such as aircraft controls, helicopter rotors, or heavy mining and construction equipment. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings.

Roller Bearings. Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers and cam followers. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms where there are high loads and the design is constrained by space considerations. A significant portion of our sales of needle roller bearings is to the aftermarket rather than to OEMs. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings.

Ball Bearings. Ball bearings are devices that utilize high precision ball elements to reduce friction in high speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section, and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products providing a high degree of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket.

Engineered Products. Engineered products consist primarily of highly engineered hydraulics and valves, fasteners, precision mechanical components and machine tool collets. Engineered hydraulics and valves are used in aircraft and submarine applications and aerospace and defense aftermarket services. Precision mechanical components are used in all general industrial applications where some form of movement is required. Machine tool collets are cone-shaped metal sleeves used for holding circular or rod-like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations.

Product Design and Development

We produce specialized bearings and engineered products that are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers to develop bearing and engineered product solutions. The product development cycle can follow many paths, which are dependent on the end market or sales channel. The process normally takes between three and six years from concept to sale depending upon the application and the market. A typical process for a major OEM project begins when our design engineers meet with the customer at the machine design conceptualization stage and work with them through the conclusion of the product development.

Often, at the early stage, a bearing or engineered product design is produced that addresses the expected demands of the application including load, stress, heat, thermal gradients, vibration, lubricant supply, pressure and flows, and corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing or engineered product design must perform reliably for the period of time required by the customer’s product objectives.

Once a bearing or engineered product is designed, a mathematical simulation is created to replicate the expected application environment and thereby allow optimization with respect to these design variables. Upon conclusion of the design and simulation phase, samples are produced and laboratory testing commences at one of our test laboratories. The purpose of this testing phase is not only to verify the design and the simulation model but also to allow further design improvement where needed. The last phase is field testing by the customer, after which the product is ready for sale.

For the majority of our products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the DOD or the Federal Aviation Administration (“FAA”), which allows us to supply the product to the OEM customer and to the aftermarket. We currently have a significant number of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered product.

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

The sale of our products is supported by a well-trained and experienced customer service organization, which provides customers with instant access to key information regarding their purchases. We also provide customers with updated information through our website, and we have developed on-line integration with specific customers, enabling more efficient ordering and timely order fulfillment for those customers.

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in France and Switzerland. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Rexnord, PCC, Arkwin and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well-positioned to compete with regard to each of these factors in each of the markets in which we operate.

Product Qualifications. Many of the products we produce are qualified for the application by the OEM, the DOD, the FAA or a combination of these. These credentials have been achieved for thousands of distinct items after years of design, testing and improvement. Several of our products are protected by patents, and we believe that in many cases we have strong brand identity or we are the sole source for products for a particular application.

Product Line Breadth. Our products encompass a broad range of designs which often create a critical mass of complementary bearings and engineered products for our markets. This position provides many of our industrial and aerospace customers with a single manufacturer to provide the engineering service and product breadth needed to achieve a series of OEM design objectives and/or aftermarket requirements. This enhances our value to the OEM considerably while strengthening our overall market position.

Service. Product design, performance, reliability, availability, quality, and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the construction or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service. Our customers have high expectations regarding product availability and quality, and the primary emphasis of our service efforts is to provide the widest possible range of available products delivered on a timely basis.

Price. We believe our products are priced competitively in the markets we serve and we continually evaluate our manufacturing and other operations to maximize efficiencies in order to maintain competitive prices while maximizing our profit margins. We invest considerable effort to develop our price to value algorithms and we price to market levels where required by competitive pressures.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw material is steel. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which fluctuate as a result of supply and demand driven by economic conditions in the marketplace. For further discussion of the possible effects of changes in the cost of raw materials on our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Backlog

As of March 30, 2019, we had order backlog of $445.1 million compared to a backlog of $392.1 million in the prior fiscal year. The amount of backlog includes orders that we estimate will be fulfilled within the next 12 months; however, orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Employees

We have 3,764 employees of which 2,261 are hourly and 1,503 are salaried employees as of March 30, 2019. 1,269 are employed in our international operations. We believe that our employee relations are satisfactory.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations, and have U.S. trademark and patent applications pending. We currently have 237 issued or pending U.S. and foreign patents. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We currently have 155 issued or pending U.S. and foreign trademark registrations and applications. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2020.

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

International Operations

Section 13(r) of the Securities Exchange Act of 1934 requires us, as a public reporting issuer, to disclose in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) whether we have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by our non-U.S. affiliates in compliance with local law. We did not have any disclosable activities during fiscal 2019.

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Advocacy at 100F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1–800–SEC–0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports and our governance documents, are made available free of charge on our Internet website (http://www.rbcbearings.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Copies of the above filings will also be provided free of charge upon written request to us.

ITEM 1A. RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: projections of earnings, cash flows, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance or future growth rates in the markets we serve; statements regarding future raw material costs or supply; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “plan”, “continue”, “believe”, “expect”, “anticipate” or other comparable terminology, or the negative of such terms.

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Changes in marketing, product pricing and sales strategies, or development of new products by us or our competitors;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	Conditions that adversely affect the business of any of our significant customers;

●	Our ability to obtain and retain product approvals;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Unexpected equipment failures, catastrophic events, or capacity constraints;

●	The costs of defending, or the results of, new litigation;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Increases in interest rates;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Limitations on our ability to expand our business;

●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;

●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;

●	Changes in accounting standards, policies, guidance, interpretation or principles;

●	Risks associated with utilizing information technology systems;

●	Risks associated with operating internationally, including currency translation risks;

●	The operating and stock performance of comparable companies;

●	Investors’ perceptions of us and our industry;

●	General economic, geopolitical, industry and market conditions;

●	Changes in tax requirements (including tax rate changes and new tax laws);

●	Health care reform; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K under Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8. “Financial Statements and Supplementary Data.” All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

We have no duty to update any forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. You are advised, however, to review any disclosures we make on related subjects in our future periodic filings with the SEC.

Risk Factors Relating to Our Company

Our business, operating results, cash flows or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You should carefully consider these risks before investing in shares of our common stock.

The bearing and engineered products industries are highly competitive, and competition could reduce our profitability or limit our ability to grow.

The global bearing and engineered products industries are highly competitive, and we compete with many U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens than us. We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearing and engineered products industries we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, cash flows and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors, could result in a material reduction in our revenues, cash flows and profitability.

The loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability.

Our top ten customers generated 35%, 36% and 37% of our net sales during fiscal 2019, 2018 and 2017, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

In addition, the consolidation and combination of defense or other manufacturers could eliminate customers from the industry and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has significantly reduced the overall number of defense contractors in the industry. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship between one of our competitors and the acquiring company, or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidation could have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues, cash flows and profitability.

Weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability.

The commercial aerospace, mining and construction equipment and other diversified industrial industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. Margins in those industries are highly sensitive to demand cycles, and our customers (or our customers’ customers) in those industries historically have tended to delay large capital purchases and projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions, and business confidence levels. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. Future downward economic cycles or customer downturns could reduce sales of our products resulting in reductions in our revenues, cash flows and profitability.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2019, 4.8% of our net sales were made directly, and we estimate that approximately an additional 19.4% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 (“BCA”), imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain significant reductions to the DOD base budgets over a ten-year period ending in 2021. The BCA also provided for an automatic sequestration process that imposes additional cuts to the annual proposed DOD budgets continuing through 2021.

Although we cannot predict whether the automatic sequestration process will continue to proceed as set forth in the BCA or will be further modified by new or additional legislation, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DOD budget cuts. However, one or more of our programs could be reduced or terminated as a result of the U.S. Government’s continuing assessment of priorities, which could significantly impact our operations.

Fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability.

Our business is dependent on the availability and costs of subcomponents, raw materials, particularly steel (generally in the form of stainless and chrome steel, which are commodity steel products), and energy resources. The availability and prices of subcomponents, raw materials and energy resources may be subject to change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, and changes in exchange rates and supplier costs and profit expectations. The United States has imposed tariffs on steel and aluminum imports, and could impose tariffs on other items that we import, which could increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative supply sources, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain subcomponents or raw materials. Disruptions in the supply of subcomponents, raw materials or energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these items from other sources, which could thereby affect our net sales and profitability.

Where our customer contracts permit us to do so, we seek to pass through a significant portion of our additional costs to our customers through steel surcharges or price increases. However, many of our contracts are fixed-price contracts under which we are not able to pass these even if we are able to pass these steel surcharges or price increases to our customers, there may be a lag of several months between the time we experience a cost increase and the time we are able to implement surcharges or price increases, particularly for orders already in our backlog. Competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases. As a result, our gross margin percentage could decline. We cannot provide assurances that we will be able to continue to pass these additional costs on to our customers at all or on a timely basis or that our customers will not seek alternative sources of supply if there are significant or prolonged increases in the price of subcomponents or other raw materials or energy resources.

Our results could be impacted by changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries.

The Trump administration has indicated its intent to alter the U.S. government’s international trade policies and in some cases to renegotiate or terminate existing trade agreements and treaties with various foreign countries, including the North American Free Trade Agreement. In addition, certain foreign countries, including the People’s Republic of China, have imposed or are considering imposing tariffs on various U.S. goods exported to those countries. It is currently unclear what will happen regarding these trade agreements, treaties and tariffs in the long term, but an escalating trade war or other governmental action with respect to any of them could adversely impact foreign demand for our products or our operating costs.

Our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability.

Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the FAA to designated OEMs who are Production Approval Holders of FAA-approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace market. Regulations enacted by the FAA provide for an independent process (the PMA process) that enables suppliers who currently sell their products to the Production Approval Holders to also sell products to the aftermarket. Our foreign sales may be subject to similar approvals or U.S. export control restrictions. We cannot assure you that we will not lose approvals for our products in the future. The loss or suspension of product approvals could result in lost sales and materially reduce our revenues, cash flows and profitability.

The repair and overhaul of aircraft parts and accessories throughout the world is highly regulated by government agencies, including the FAA. Our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA and foreign government agencies, which regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. Our failure to comply with these regulations, or our compliance with new and more stringent government regulations, if enacted, could have an adverse effect on our business, financial condition and results of operations.

Our U.S. government business is subject to specific procurement regulations and other requirements that increase our performance and compliance costs. These costs might increase in the future, reducing our profitability. Although we have procedures designed to assure compliance with these regulations and requirements, failure to do so under certain circumstances could lead to suspension or debarment from future government contracting or subcontracting for a period of time, which would result in lost sales and reduce our revenues, cash flows and profitability and could adversely impact our reputation.

The retirement of commercial aircraft could reduce our revenues, cash flows and profitability.

We sell replacement parts used in the repair and overhaul of jet engine and aircraft components, as well as provide such repair and overhaul services ourselves. As aircraft or engines for which we offer replacement parts or repair and overhaul services are retired, demand for these parts and services will decline and could reduce our revenue, cash flows and profitability.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 7.7% of our hourly employees as of March 30, 2019. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

In addition, work stoppages at one or more of our customers or suppliers (including suppliers of transportation services), many of which have large unionized workforces, could also cause disruptions to our business that we cannot control, and these disruptions could materially reduce our revenues, cash flows and profitability.

Unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of turning, milling, grinding, and electrical equipment, and this equipment could, on occasion, be out of service as a result of unanticipated failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions. In the future, we could experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes. Interruptions in production capabilities will inevitably increase our production costs and reduce revenues, cash flows and profitability for the affected period.

Certain of our facilities are operating at a full first shift with second and third shifts at some locations, and additional demand may require additional shifts and/or capital investments at these facilities. We cannot assure you that we will be able to add additional shifts as needed in a timely manner and production constraints may result in lost sales. In certain markets we refrain from making additional capital investments to expand capacity if we believe expansion in the market is not sustainable or otherwise does not justify the capital investment. Our assumptions and forecasts regarding market conditions in these markets could be erroneous, resulting in lost earnings, potential sales going to competitors, and limitations on our growth.

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

Our ability to realize anticipated benefits and synergies from our acquisitions could be affected by a number of factors, including: the need for greater than expected cash or other financial resources or management time in order to implement or integrate acquisitions; increases in other expenses related to an acquisition, including restructuring and other exit costs; the timing and impact of purchase accounting adjustments; difficulties in employee or management integration, including labor disruptions or disputes; and unanticipated liabilities associated with acquired businesses.

Any potential cost-saving opportunities may take several quarters following an acquisition to implement, and any results of these actions may not be realized for several quarters thereafter, if at all.

Businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us.

In certain cases, we have assumed liabilities of acquired businesses and may assume liabilities of businesses that we acquire in the future. There may be liabilities or risks that we are required to assume in order to complete an acquisition, or that we do not discover, or that we underestimate, in the course of performing our due diligence investigations of the acquired business. Additionally, businesses that we have acquired or may acquire in the future may have made previous acquisitions, and we could be subject to certain liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in definitive acquisition agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the risk of liabilities relating to acquired businesses. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws, or issues related to ongoing supply chain or customer relationships or order demand.

Goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent long-standing brands acquired in business combinations and assumed to have indefinite lives. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

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

We compete with other potential employers for employees, and we may not be successful in hiring and retaining executives and other skilled employees that we need. Our ability to successfully execute our business strategy, market and develop our products, and serve our customers could be adversely affected by a shortage of available skilled employees or executives.

Our international operations are subject to risks inherent in such activities.

We have operations in Mexico, France, Switzerland, Poland, China and Germany. Of our 42 facilities, 10 are located outside the U.S., including 8 manufacturing facilities in 4 countries.

In fiscal 2019, 10% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency, our Polish operation utilizes the Polish zloty as the functional currency and our Canadian operation utilizes the Canadian dollar as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates” of this Annual Report on Form 10-K.

We are subject to changes in legislative, regulatory and legal developments involving income and other taxes.

We are subject to U.S. federal, state and local, and international, income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity. U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Future legislation may substantially reduce our ability to defer U.S. taxes on profit permanently reinvested outside the United States. Additionally, they could have a negative impact on our ability to compete in the global marketplace.

We may be required to make significant future contributions to our pension plan.

As of March 30, 2019, we maintained one noncontributory defined benefit pension plan. The plan was overfunded by $1.7 million and $0.3 million as of March 30, 2019 and March 31, 2018, respectively, which are the amounts by which the accumulated benefit obligations are less than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation (the “PBGC”) concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan, or if the plan becomes unable to pay benefits, then the PBGC could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the PBGC of all or a substantial portion of the underfunding as calculated by the PBGC based upon its own assumptions. The underfunding calculated by the PBGC could be substantially greater than the underfunding we have calculated because, for example, the PBGC may use a significantly lower discount rate. If such payment is not made, then the PBGC could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension-related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 12 – “Pension Plan” of this Annual Report on Form 10-K.

We may incur material losses for product liability and recall-related claims.

We are subject to a risk of product and recall-related liability in the event that the failure, use or misuse of any of our products results in personal injury, death or property damage or our products do not conform to our customers’ specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, trains, automobiles, heavy trucks and farm equipment, many of which are subject to government–ordered recalls as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. We currently maintain insurance coverage for product liability claims but not for recall-related claims. We cannot assure you that product liability claims, if made, would be covered by our insurance or would not exceed our insurance coverage limits. Claims that are not covered by insurance, or that exceed insurance coverage limits, could result in material losses. Claims that are covered by insurance could result in increased future insurance costs.

Environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect.

We are subject to various laws and regulations governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes, and the health and safety of employees. We are required to expend substantial amounts to comply with these laws and regulations, and our failure to comply with them could subject us to material costs and liabilities including civil and criminal fines and litigation costs. Among these laws and regulations is the Federal Comprehensive Environmental Response, Compensation, and Liability Act and corresponding state laws, under which we could be liable for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us or at other facilities at which we have disposed of waste. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Compliance with these laws and regulations may prove to be more limiting and costly than we anticipate. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could cause a material increase in our environmental-related compliance costs and a corresponding reduction in our cash flow and net income. Investigation and remediation of contamination at some of our sites is ongoing. Actual costs to clean up these sites may exceed our current estimates.

Our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and proprietary information owned, licensed or otherwise used by us. We have numerous U.S. and foreign trademark registrations and patents. We also have U.S. and foreign trademark and patent applications pending. We cannot assure you that our pending trademark and patent applications will result in trademark registrations and issued patents, and our failure to secure rights under these applications may limit our ability to protect the intellectual property rights that these applications were intended to cover. Although we have attempted to protect our intellectual property and proprietary information both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection, and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and proprietary information, particularly in foreign countries where the protection available for such intellectual property and proprietary information may be limited. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business, or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets.

We could become subject to litigation claiming that our intellectual property or proprietary information infringes the rights of a third party. In that event, we could incur substantial defense costs and, if such litigation is successful, we could be required to pay the claimant damages and royalties for our past and future use of such intellectual property or proprietary information, or we could be prohibited from using it in the future. Our inability to use our intellectual property and proprietary information on a cost-effective basis in the future could have a material adverse effect on our revenue, cash flow and profitability. See Part I, Item 1 “Business—Intellectual Property” of this Annual Report on Form 10-K.

Cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability.

As of March 30, 2019, we had an order backlog of $445.1 million, which we estimate will be fulfilled within the next 12 months. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and any inability to provide reliable financial reports or prevent fraud could harm our business. While to date we have not detected any material weakness or significant deficiencies in our internal controls over financial reporting, our failure to maintain the adequacy of our internal controls could subject us to regulatory scrutiny, civil or criminal penalties, or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, which could cause investors to lose confidence in us, which could have a negative effect on the trading price of our stock.

Litigation could adversely affect our financial condition.

We are, and from time to time may become, a party to lawsuits incidental to our businesses. The prosecution or defense of these lawsuits may require significant expenses and divert management’s attention. Our failure to prevail in any of these lawsuits would result in us not obtaining remedies to which we believed we were entitled or require us to pay damages, either of which could adversely affect our financial condition.

Changes in accounting standards or changes in the interpretations of existing standards could affect our financial results.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. From time to time, we are required to adopt new or revised accounting standards and related interpretations issued by the FASB and the SEC. Any change in these accounting principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. Further information regarding our adoption of new accounting standards is included in Part II, Item 8 “Financial Statements and Supplementary Data,” Note 2 – “Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Risks associated with utilizing information technology systems could adversely affect our operations.

We rely upon our information technology (“IT”) systems to process, transmit and store electronic information to manage and operate our business. Further, in the ordinary course of business, we store sensitive data, including intellectual property, our proprietary information and that of our customers and business partners and personally identifiable information of our employees, on our networks. The secure maintenance and transmission of this information is critical to our business operations.

We may face cyber attacks and other IT security threats, including malicious software malware, phishing and other intrusions, to our IT infrastructure, attempts to gain unauthorized access to proprietary, classified or confidential information, and threats to the physical security of our IT systems. As a U.S. government contractor, our risk of cyber attacks may be greater than the risk faced by other companies that are not government contractors. In addition to security threats, our IT systems may also be subject to network, software or hardware failures. The unavailability of our IT systems, the failure of these systems to perform as anticipated, or any significant breach of data security could cause loss of data, disrupt our operations, require significant management attention and resources, subject us to liability to third parties, regulatory actions, or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial and competitive position, results of operations and liquidity. In addition, our business with our customers and vendors could be impacted by cyber attacks on their IT systems.

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber attacks and to mitigate the damage from successful attacks, and our Board of Directors is updated at least annually on the state of this program. Nevertheless, the damage and disruption to our business resulting from a successful attack in the future could be significant. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our IT environment, improve the effectiveness of our systems, and strengthen our cybersecurity requirements. However, these upgrades and replacements may not result in the protection or improvements anticipated.

As a U.S. government military contractor, we are also subject to the DOD’s Defense Federal Acquisition Regulation Supplement and other federal regulations that require our IT systems to comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171).

Risk Factors Related to our Common Stock

Provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions that might benefit our stockholders or in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.

Our certificate of incorporation authorizes the issuance of preferred stock, with such designations, rights and preferences as may be determined from time to time by our Board of Directors (the “Board”), without stockholder approval. If we were to issue preferred stock in the future, it could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us, or could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any preferred stock, we may do so in the future. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of preferred stock or any other capital stock that we may issue in the future.

We may not pay cash dividends in the foreseeable future.

Except for a $2.00 per common share special dividend paid in 2014, we have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we plan to apply earnings and excess cash, if any, to the expansion and development of our business. Thus, the return on your investment, if any, could depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut 06478. We also use these facilities for manufacturing and product testing and development.

We own facilities in the following locations:

Tucson, Arizona	Delemont, Switzerland
Rancho Dominguez, California	Clayton, Georgia
Santa Ana, California	Bremen, Indiana
Fairfield, Connecticut	Plymouth, Indiana
Middlebury, Connecticut	Mielec, Poland
Oxford, Connecticut	Bishopville, South Carolina
Torrington, Connecticut	Hartsville, South Carolina
Ball Ground, Georgia	Westminster, South Carolina
Houston, Texas

We have leases in effect with respect to the following facilities:

Location of Leased Facility	Lease Expiration Date	Location of Leased Facility	Lease Expiration Date
Baldwin Park, California	May 31, 2023	Franklin, Indiana	May 31, 2019
Garden Grove, California	May 31, 2022	Reynosa, Mexico	*
Fountain Valley, California	November 30, 2019	Tecate, Mexico	January 31, 2029
Torrance, California	December 31, 2020	West Trenton, New Jersey	February 28, 2028
San Diego, California	October 1, 2021	Mentor, Ohio	January 31, 2023
Santa Fe Springs, California	May 30, 2020	Oklahoma City, Oklahoma	September 30, 2021
Shanghai, China	August 31, 2020	Grand Prairie, Texas	February 28, 2021
Les Ulis, France	July 1, 2020	Langenselbold, Germany	year-to-year
Hoffman Estates, Illinois	month-to-month	Lynnwood, Washington	December 31, 2021
Norton Shores, Michigan	month-to-month

* Multiple leases expiring November 30, 2020, December 31, 2020, June 30, 2022 and March 31, 2023, respectively.

In addition to the facilities above, we have several small field offices located in various locations to support field sales operations.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand. Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our Amended Credit Agreement with Wells Fargo.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board normally for a term of one year and/or until the appointment of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers as of May 17, 2019 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	73	1992	Chairman, President and Chief Executive Officer
Daniel A. Bergeron	59	2003	Director, Vice President, Chief Operating Officer, Chief Financial Officer and Assistant Secretary
Patrick S. Bannon	54	2017	Elected Vice President and General Manager in November 2017. Prior thereto, served as the Company’s General Manager of its Aircraft Products, Mexico and AeroStructures operations and has been with the Company in various positions for 26 years.
Richard J. Edwards	63	1996	Vice President and General Manager
Joseph Salamunovich	60	2018	Elected Corporate General Counsel and Secretary in October 2018 and Vice President in May 2019. Prior thereto, was a partner at Strategic Law Partners from 2015 to 2019. Prior to that, served as Executive Vice President, General Counsel and Secretary of GENCO Product Lifecycle Logistics from 2010 to 2015 and as Vice President, General Counsel and Secretary of ATC Technology Corporation from 1997 to 2010.
Ernest D. Hawkins	53	2017	Elected Vice President Finance and Chief Accounting Officer in June 2017. Prior thereto served as the Corporate Controller of the Company’s Sargent Aerospace & Defense Division. He joined RBC Bearings in 2015 as part of the Sargent Aerospace & Defense acquisition. He was employed by Sargent’s previous parent company, Dover Corporation, since 2002.
Robert M. Sullivan	35	2017	Elected Corporate Controller in February 2017. Prior thereto served as the Company’s Assistant Corporate Controller from March 2016 to February 2017. Prior thereto, served as Financial Planning and Analysis Specialist at Sikorsky Aircraft Corporation from October 2013 to March 2016. Prior to joining Sikorsky, spent approximately six years with Ernst & Young LLP as an Audit Manager.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 17, 2019, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter	$134.59	$111.61	$108.39	$91.00
Second Quarter	158.18	127.10	127.67	100.23
Third Quarter	169.84	125.12	139.95	113.40
Fourth Quarter	145.56	123.50	134.82	114.01

The last reported sale price of our common stock on the Nasdaq National Market on May 17, 2019 was $135.89 per share.

Dividend Policy

In 2014, our Board declared a special cash dividend to shareholders of $2.00 per common share or a total of approximately $46.0 million. The Board opted for a special dividend payment, rather than a regular recurring dividend, to allow greater flexibility to take advantage of attractive growth opportunities. The Board will, however, consider the use of additional special cash dividends in the future as circumstances warrant.

Issuer Purchases of Equity Securities

On May 21, 2019 the Board authorized us to repurchase up to $100.0 million of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. This repurchase authorization terminates and replaces the $50.0 million stock repurchase program authorized by the Board in 2013.

Total share repurchases for the three months ended March 30, 2019, all of which were made under the 2013 repurchase program, are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/30/2018 – 01/26/2019	60	$129.26	60	$16,123
01/27/2019 – 02/23/2019	3,612	132.11	3,612	15,646
02/24/2019 – 03/30/2019	256	140.02	256	15,610
Total	3,928	$132.57	3,928

During the fourth quarter of fiscal 2019, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note – 15 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 2000 Small Cap Index and the Nasdaq Composite Index over the period from March 29, 2014 to March 30, 2019. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Small Cap Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on March 29, 2014 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 30, 2019.

	March 29, 2014	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019
RBC Bearings Incorporated	$100.00	$124.06	$120.89	$159.37	$203.87	$208.75
Nasdaq Composite Index	100.00	119.09	121.12	147.47	178.09	197.02
Russell 2000 Small Cap Index	100.00	109.10	99.78	125.52	140.32	143.20

The cumulative total return shown on the stock performance graph indicates historical results only and may not be indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 30, 2019, March 31, 2018, April 1, 2017, April 2, 2016 and March 28, 2015 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales(1)	$702,516	$674,949	$615,388	$597,472	$445,278
Cost of sales	425,863	416,412	385,177	378,101	274,555
Gross margin	276,653	258,537	230,211	219,371	170,723
Selling, general and administrative	117,504	113,124	102,922	98,721	75,908
Other, net	27,114	16,639	12,703	15,948	5,539
Operating income	132,035	128,774	114,586	104,702	89,276
Interest expense, net	5,173	7,507	8,706	8,722	1,055
Other non-operating expense (income)	772	1,416	996	1,195	3,666
Income before income taxes	126,090	119,851	104,884	94,785	84,555
Provision for income taxes	20,897	32,710	34,261	30,891	26,307
Net income	$105,193	$87,141	$70,623	$63,894	$58,248
Net income per common share:
Basic	$4.32	$3.64	$3.00	$2.75	$2.52
Diluted	$4.26	$3.58	$2.97	$2.72	$2.49
Weighted average common shares:
Basic	24,357,684	23,948,565	23,521,615	23,208,686	23,073,940
Diluted	24,716,213	24,363,789	23,784,636	23,508,418	23,385,061

Dividends per share	—	—	—	—	$2.00

Other Financial Data:
Capital expenditures	$41,346	$27,976	$20,894	$20,864	$20,897

	As of
	March 30,	March 31,	April 1,	April 2,	March 28,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,884	$54,163	$38,923	$39,208	$125,455
Working capital	413,152	378,447	354,822	340,640	383,366
Total assets	1,147,367	1,142,751	1,108,847	1,098,510	632,073
Total debt	43,646	173,355	269,800	363,696	9,198
Total stockholders’ equity	968,566	834,552	717,044	620,947	549,433

(1)	Net sales were $702.5 million in fiscal 2019 compared to $674.9 million in fiscal 2018, an increase of $27.6 million. This was mainly the result of a 5.9% increase in net sales to the industrial markets combined with a 3.0% increase in aerospace net sales.

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

The following discussion contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. See the information provided in Item 1A “Risk Factors – Cautionary Statement as to Forward Looking Information” of this Annual Report on Form 10-K under the heading “Cautionary Statement as to Forward-Looking Information.”

We have omitted our discussion of fiscal 2017 from this section as permitted by the SEC’s recent amendments to Regulation S-K. Discussion and analysis of our financial condition and results of operations for fiscal 2017 can be found within our Form 10-K filed with the SEC on May 30, 2018.

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 42 facilities, of which 33 are manufacturing facilities in 5 countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2019 and 2018 each had 52 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Engineered Products. Engineered Products consist of highly engineered hydraulics, fasteners, collets and precision components used in aerospace, marine and industrial applications.

Purchasers of bearings and engineered products include industrial equipment and machinery manufacturers, producers of commercial and military aerospace equipment, agricultural machinery manufacturers, construction, energy, mining and specialized equipment manufacturers, and marine products, automotive and commercial truck manufacturers. The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into sole-source relationships and long-term purchase agreements, through diversification across multiple market segments within the aerospace and industrial segments, by increasing sales to the aftermarket, and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision bearings and components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales included sales to third party distributors, and sales to OEMs for replacement products and aftermarket services. We expect to increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 25 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

Recent Significant Events

Amendment to Credit Agreement

On January 31, 2019, the Company amended its bank credit agreement to provide the Company with a $250.0 million revolving credit facility expiring on January 31, 2024. Debt issuance costs associated with the amendment of the credit agreement totaled $0.9 million and will be amortized through January 31, 2024 as will the unamortized debt issuance costs remaining from the original credit agreement. See “Liquidity and Capital Resources—Credit Facility” below for additional information regarding the Amended Credit Agreement.

Sale of Miami Division

On November 28, 2018, the Company sold its Avborne Accessory Group, Inc. subsidiary (“Miami division”) for a sales price of $22.3 million, subject to a final working capital adjustment. The Miami division, which is based in Miami, Florida, provides maintenance, repair and overhaul services (“MRO”) for a wide variety of aircraft accessories. As a result of the transaction, the Company recorded an after-tax loss of $12.8 million associated with the restructuring in the third quarter of fiscal 2019 attributable to the Engineered Products segment. The $12.8 million loss was comprised of $22.3 million of proceeds received less transaction costs of $1.7 million, charges associated with goodwill of $6.7 million, intangible assets of $20.4 million and other net assets of $10.3 million, partially offset by a $4.0 million tax benefit. The pre-tax loss of $16.8 million was recognized within other, net within the consolidated statement of operations. Prior to the transaction, the Franklin, IN division, which was previously included within Avborne Accessory Group, Inc., was transferred to a separate subsidiary of the Company named Airtomic LLC. In the fourth quarter of fiscal 2019, the Company recognized income of $0.3 million upon realization of actual costs associated with the wind-down of the business.

Restructuring of Canadian Operations

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

Outlook

We ended fiscal 2019 with a backlog of $445.1 million compared to $392.1 million for the same period last fiscal year. Our net sales increased 4.1% year-over-year due to a 3.0% growth in the aerospace markets and 5.9% in the industrial markets. Excluding the Miami Division divestiture and RBC Canada closing, net sales grew 6.8% year-over-year. We expect to see continued growth in the industrial markets resulting from the overall economic improvement of the energy, mining, material handling and general industrial markets. We also anticipate continued growth in aerospace tied to the aircraft build rates, new aircraft introductions and positive movement in defense spending.

Management believes that operating cash flows and available credit under the Amended Credit Agreement will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of March 30, 2019, we had cash and cash equivalents of $29.9 million of which approximately $22.8 million was cash held by our foreign operations. During the third quarter of fiscal 2019, the Company made a onetime repatriation of $28.0 million in cash from the Company’s foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign operations.

Sources of Revenue

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

Approximately 94% of the Company’s revenue was generated from the sale of products to customers in both the industrial and aerospace markets for the year ended March 30, 2019. During fiscal 2019, approximately 6% of the Company’s revenue was derived from services performed for customers which includes repair and refurbishment work performed on customer-controlled assets as well as design and test work.

Refer to Note 2 – Summary of Significant Accounting Policies for further discussion around the Company's revenue policy.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 10% to 20% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. During fiscal 2019, steel prices increased marginally with variances up and down throughout the fiscal year. When we do experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year-over-year basis.

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

Fiscal 2019 Compared to Fiscal 2018

Results of Operations

	FY19	FY18	$ Change	% Change
Net sales	$702.5	$674.9	$27.6	4.1%
Net income	$105.2	$87.1	$18.1	20.7%
Net income per common share: Diluted	$4.26	$3.58
Weighted average common shares: Diluted	24,716,213	24,363,789

Net sales increased $27.6 million, or 4.1%, for fiscal 2019 over fiscal 2018. This was mainly the result of a 5.9% increase in net sales to the industrial markets combined with a 3.0% increase in aerospace net sales. Net sales, excluding RBC Canada and the Miami division, increased 6.8% year-over-year, with an increase of 6.3% in the industrial markets and 7.0% in the aerospace markets. The increase in industrial sales was mostly attributable to an increase in mining, energy, and general industrial activity. The increase in aerospace was primarily driven by aerospace OEM, both defense and commercial.

Net income increased by $18.1 million to $105.2 million for fiscal 2019 compared to fiscal 2018. The year-over-year increase was primarily driven by increased volume and the impact of the reduced tax rate associated with the Tax Cuts and Jobs Act (the “TCJA” or the “Act”). The net income of $105.2 million in fiscal 2019 was affected by an after tax loss of $12.5 million associated with the sale of the Miami division, restructuring and integration costs of $1.0 million, $0.8 million of after-tax cost associated with the loss on the extinguishment of debt, and $0.9 million of tax loss associated with the repatriation of cash from our foreign operations partially offset by $5.7 million tax benefit associated with share-based compensation, $0.1 million in foreign exchange gains and $0.6 million of other tax related benefits. Net income of $87.1 million for fiscal 2018 was affected by restructuring and integration costs of $7.0 million, a $4.9 million tax benefit related to share-based compensation, the impact of the TCJA, and $0.4 million in foreign exchange loss offset by $0.4 million of discrete tax benefits.

Gross Margin

	FY19	FY18	$ Change	% Change
Gross Margin	$276.7	$258.5	$18.2	7.0%
Gross Margin %	39.4%	38.3%

Gross margin increased $18.2 million, or 7.0%, for fiscal 2019 compared to the same period last fiscal year. The increase in gross margin was mainly driven by favorable pricing, higher sales and cost efficiencies achieved during the current period. The exclusion of RBC Canada during fiscal 2019, and the Miami division for the final four months of fiscal 2019, also benefited gross margin percentage compared to the prior period. Gross margins in fiscal 2018 were impacted by lower production runs and startup costs on new commercial aerospace programs.

Selling, General and Administrative

	FY19	FY18	$ Change	% Change
SG&A	$117.5	$113.1	$4.4	3.9%
% of net sales	16.7%	16.8%

SG&A decreased as a percentage of net sales to 16.7% in fiscal 2019 from 16.8% in fiscal 2018. SG&A expenses increased by $4.4 million to $117.5 million for fiscal 2019 compared to fiscal 2018. This increase is primarily due to $2.7 million of additional stock compensation expense and $1.7 million of personnel related expenses. An additional four months of costs associated with the Miami division totaling $1.2 million were included within the fiscal 2018 amount.

Other, Net

	FY19	FY18	$ Change	% Change
Other, net	$27.1	$16.6	$10.5	63.0%
% of net sales	3.9%	2.5%

Other operating expenses for fiscal 2019 totaled $27.1 million compared to $16.6 million for fiscal 2018. For fiscal 2019, other operating expenses were comprised of $16.5 million of costs associated with the sale of the Miami division, $9.7 million of amortization of intangibles, and $1.2 million of restructuring costs, partially offset by $0.3 million of other income. For fiscal 2018, other operating expenses were comprised of $9.3 million in amortization of intangibles, $8.0 million of restructuring costs offset by $0.7 million of other income.

Interest Expense, Net

	FY19	FY18	$ Change	% Change
Interest expense	$5.2	$7.5	$(2.3)	(31.1)%
% of net sales	0.7%	1.1%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $5.2 million for fiscal 2019 compared to $7.5 million for fiscal 2018. This included amortization of debt issuance costs of $0.9 million for fiscal 2019 and $1.4 million for fiscal 2018. The decrease in interest expense is a result of the Company having substantially less outstanding debt throughout fiscal 2019 compared to 2018.

Other Non-Operating Expense

	FY19	FY18	$ Change	% Change
Other non-operating expense	$0.8	$1.4	$(0.6)	(45.5)%
% of net sales	0.1%	0.2%

Other non-operating expense for fiscal 2019 totaled $0.8 million, consisting primarily of $1.0 million associated with the write-off of deferred financing fees, partially offset by $0.2 million of other non-operating income. Other non-operating expense for fiscal 2018 totaled $1.4 million, consisting primarily of $0.6 million of foreign currency expense, $0.6 million of net periodic benefit costs, and $0.2 million of other miscellaneous costs.

Income Taxes

	FY19	FY18
Income tax expense	$20.9	$32.7
Effective tax rate with discrete items	16.6%	27.3%
Effective tax rate without discrete items	24.1%	32.4%

Income tax expense for fiscal 2019 was $20.9 million compared to $32.7 million for fiscal 2018. Our effective income tax rate for fiscal 2019 was 16.6% compared to 27.3% for fiscal 2018. The effective income tax rate for fiscal 2019 was favorably impacted by the passage of the TCJA. In addition to the impact of a full fiscal year with a lower U.S. federal statutory tax rate, the Company recorded a net tax benefit of $1.7 million in fiscal 2019 resulting from the Tax Reform Act. The legislation significantly changes U.S. tax law by lowering corporate income tax rates, implementing a territorial tax system, imposing a one-time repatriation tax on undistributed foreign earnings and introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (“FDII”). In addition to the TCJA, the effective income tax rates are different from the U.S. statutory rate due to research credit in the U.S. which decreases the rate and differences in foreign taxes and state income taxes which increase the rate. The effective income tax rate for fiscal 2019 of 16.6% includes discrete items of $9.4 million benefit which are comprised substantially of an $11.2 million benefit associated with share based compensation, the sale of the Miami Division and unrecognized tax benefits associated with the expiration of statutes of limitations and a expense of $1.8 million associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations, foreign tax credits for which no tax benefit was recorded along with other permanent adjustments from filing the fiscal 2018 tax return. The effective income tax rate for fiscal 2019 without these discrete items would have been 24.1%. The effective income tax rate for fiscal 2018 of 27.3% includes discrete items of $4.2 million benefit which are comprised substantially of a $3.9 million benefit associated with share based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2018 without these discrete items would have been 32.4%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	FY19	FY18	$ Change	% Change
Net sales	$323.3	$296.7	$26.6	8.9%

Gross margin	$129.3	$115.9	$13.4	11.6%
Gross margin %	40.0%	39.1%

SG&A	$25.6	$26.0	$(0.4)	(1.4)%
% of segment net sales	7.9%	8.8%

Net sales increased $26.6 million, or 8.9%, for fiscal 2019 compared to fiscal 2018. Net sales for the year were impacted by an increase of $0.1 million associated with the adoption of ASC Topic 606 (Revenue from Contracts with Customers). The net sales increase of $26.6 million for this segment was mostly attributable to a net sales increase to the industrial sector of 11.7% driven primarily by general industrial OEM. Aerospace sales increased by 8.0% primarily driven by the commercial and defense aerospace OEM.

Gross margin was $129.3 million, or 40.0% of sales, in fiscal 2019 compared to $115.9 million, or 39.1% of sales, for the same period in fiscal 2018. The increase was primarily due to increased volume during the period.

Roller Bearing Segment:

	FY19	FY18	$ Change	% Change
Net sales	$143.8	$132.0	$11.8	8.9%

Gross margin	$61.6	$55.2	$6.4	11.6%
Gross margin %	42.8%	41.8%

SG&A	$6.3	$6.3	$(0.0)	(0.7)%
% of segment net sales	4.4%	4.8%

Net sales increased $11.8 million, or 8.9%, compared to fiscal 2018. This was attributable to a 10.0% increase in net sales to the industrial sector mainly driven by the energy and general industrial markets. Aerospace sales increased 7.9% primarily driven by the commercial and defense OEM markets.

The Roller Bearings segment achieved a gross margin of $61.6 million, or 42.8% of sales, in fiscal 2019 compared to $55.2 million, or 41.8% of sales, in fiscal 2018. The increase in gross margin was due to the impact of increased sales as well as cost efficiencies achieved during the year.

Ball Bearing Segment:

	FY19	FY18	$ Change	% Change
Net sales	$72.3	$67.8	$4.5	6.6%

Gross margin	$29.8	$28.0	$1.8	6.7%
Gross margin %	41.3%	41.2%

SG&A	$6.4	$6.8	$(0.4)	(5.1)%
% of segment net sales	8.9%	10.0%

Net sales increased $4.5 million, or 6.6%, for fiscal 2019 compared to fiscal 2018. This was attributable to net sales increases in aerospace sales of 19.6% driven by the aerospace defense OEM market and increases of 1.9% in the industrial sector driven by the general industrial markets.

Gross margin for the year was $29.8 million, or 41.3% of sales, compared to $28.0 million, or 41.2% of sales, during fiscal 2018. This change results from increased volumes year-over-year.

Engineered Products Segment:

	FY19	FY18	$ Change	% Change
Net sales	$163.1	$178.4	$(15.3)	(8.6)%

Gross margin	$56.0	$59.5	$(3.5)	(6.0)%
Gross margin %	34.3%	33.4%

SG&A	$19.7	$21.1	$(1.4)	(6.7)%
% of segment net sales	12.1%	11.8%

Net sales decreased $15.3 million, or 8.6%, in fiscal 2019 compared to the same period last fiscal year. Net sales for the year were impacted by an increase of $1.2 million associated with the adoption of ASC Topic 606 (Revenue from Contracts with Customers). Our industrial sales decreased 2.1%, primarily due to our European markets during the year. Aerospace sales decreased by 12.2%, primarily due to the maintenance, repair, and overhaul (MRO) services and commercial and defense OEM markets. Excluding RBC Canada and the Miami division, net sales grew by approximately 1.0% in fiscal 2019 compared to the same period last fiscal year.

Gross margin for the year was $56.0 million, or 34.3% of sales compared to $59.5 million or 33.4% of sales during fiscal 2018. The increase in margin percentage is due to favorable product mix and other cost efficiencies achieved during the period.

Corporate:

	FY19	FY18	$ Change	% Change
SG&A	$59.5	$53.0	$6.5	12.4%
% of total net sales	8.5%	7.8%

Corporate SG&A increased $6.5 million or 12.4% for fiscal 2019 compared to fiscal 2018. This was due to increases in share-based compensation expense of $2.7 million, personnel-related expenses of $3.3 million, professional fees of $0.1 million and other costs of $0.4 million.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically derived a portion of our growth through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Amended Credit Agreement will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

From time to time we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, partially or completely, relocate production lines from, consolidate or otherwise dispose of those facilities and operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur significant cash or non-cash charges in connection with them.

Liquidity

As of March 30, 2019, we had cash and cash equivalents of $29.9 million of which approximately $22.8 million was cash held by our foreign operations. During the third quarter of fiscal 2019, the Company made a one-time repatriation of $28.0 million in cash from the Company’s foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign operations.

Credit Facility

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto and terminated the Company’s prior credit agreement with JP Morgan. The Credit Agreement provided the Company with a $200.0 million term loan (the “Term Loan”) and a $350.0 million revolving credit facility and was to expire on April 24, 2020.

On May 31, 2018, the Company paid off the remaining balance of the Term Loan and wrote off $1.0 million in unamortized debt issuance costs associated with the Term Loan which were recorded within other non-operating expense on the consolidated statements of operations.

On January 31, 2019, the Company amended the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250.0 million revolving credit facility (the “Revolver”). The Revolver expires on January 31, 2024. Debt issuance costs associated with the Amended Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Credit Agreement.

Amounts outstanding under the Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA at each measurement date. Currently, the Company's margin is 0.00% for base rate loans and 0.75% for LIBOR loans.

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of March 30, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $4.0 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of March 30, 2019, $1.9 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $206.8 million under the Revolver as of March 30, 2019.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for CHF 14.1 million (approximately $14.9 million). Schaublin obtained a 20-year fixed-rate mortgage of CHF 9.3 million (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of CHF 4.8 million (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of March 30, 2019 was CHF 6.3 million, or $6.3 million.

Cash Flows

Fiscal 2019 Compared to Fiscal 2018

The following table summarizes our cash flow activities:

	FY19	FY18	$ Change
Net cash provided by (used in):
Operating activities	$108.5	$130.3	$(21.8)
Investing activities	(17.1)	(27.9)	10.8
Financing activities	(113.3)	(89.9)	(23.4)
Effect of exchange rate changes on cash	(2.4)	2.8	(5.2)
(Decrease)/increase in cash and cash equivalents	$(24.3)	$15.3	$(39.6)

During fiscal 2019 we generated cash of $108.5 million from operating activities compared to $130.3 million for fiscal 2018. The decrease of $21.8 million for fiscal 2019 was mainly the result of a net change in operating assets and liabilities of $51.1 million partially offset by increased net income of $18.1 million, and additional non-cash charges of $11.2 million. The unfavorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being used for working capital items as detailed in the table below, while the change in non-cash charges were primarily driven by an increase in restructuring charges of $10.3 million, an additional $2.7 million in share-based compensation charges, $1.0 million of additional depreciation, $0.6 million of additional losses on the disposal of assets, $1.0 million of charges associated with the extinguishment of debt, and $0.3 million of additional amortization of intangible assets, partially offset by $4.2 million less deferred taxes, and $0.5 million less deferred financing costs.

The following chart summarizes the (unfavorable) favorable change in operating assets and liabilities of ($51.1) million for fiscal 2019 versus fiscal 2018 and $11.3 million for fiscal 2018 versus fiscal 2017.

	FY19	FY18
Cash provided by (used in):
Accounts receivable	$(11.4)	$1.4
Inventory	(23.4)	(5.4)
Prepaid expenses and other current assets	(1.6)	3.9
Other non-current assets	(3.0)	(1.0)
Accounts payable	(4.6)	11.9
Accrued expenses and other current liabilities	(0.2)	(7.8)
Other non-current liabilities	(6.9)	8.3
Total change in operating assets and liabilities:	$(51.1)	$11.3

During fiscal 2019, we used $17.1 million for investing activities as compared to $27.9 million for fiscal 2018. This decrease in cash used was attributable to $22.3 million of proceeds received for the sale of the Miami division and $1.9 million of additional proceeds from the sale of assets offset by an increase of $13.4 million in capital expenditures.

During fiscal 2019, we used $113.3 million for financing activities compared to $89.9 million for financing for fiscal 2018. The increase in cash used was primarily due to an additional $33.1 million used to pay down debt and an additional $0.3 million used to repurchase common stock during fiscal 2019. This was partially offset by $10.0 million of additional proceeds from the exercise of stock options during fiscal 2019.

Capital Expenditures

Our capital expenditures in fiscal 2019 were $41.3 million. We expect to make capital expenditures of approximately $30.0 to $35.0 million during fiscal 2020 in connection with our existing business. We funded our fiscal 2019 capital expenditures, and expect to fund fiscal 2020 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 30, 2019:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$45,558	$467	$934	$40,184	$3,973
Operating leases	17,969	5,317	7,165	2,894	2,593
Interest on debt(2)	7,391	1,447	2,853	2,587	504
Pension and postretirement benefits	18,646	1,894	3,829	3,854	9,069
Transition tax on unremitted foreign E&P(3)	7,939	375	1,441	2,071	4,052
Total contractual cash obligations	$97,503	$9,500	$16,222	$51,590	$20,191

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax benefits of $12.3 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest on our variable rate long-term debt under the Revolver at the prevailing interest rates at March 30, 2019. They also include expected cash payments of interest on our 20-year fixed-rate mortgage at one of our foreign operations.

(3)	As discussed further in Note 14, “Income Taxes”, within Part II, Item 8, “Financial Statements and Supplementary Data”, the TCJA, which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We have elected to pay the estimated amount above over an eight-year period.

Quarterly Results of Operations

	Quarter Ended
	Mar. 30, 2019	Dec. 29, 2018	Sep. 29, 2018	June 30, 2018	Mar. 31, 2018	Dec. 30, 2017	Sep. 30, 2017	July 1, 2017
	(Unaudited) (in thousands, except per share data)
Net sales	$182,162	$171,453	$172,916	$175,985	$179,877	$166,858	$164,317	$163,897
Gross margin	72,968	68,127	67,819	67,739	69,831	64,772	61,918	62,016
Operating income	40,315	19,838	35,884	35,998	38,096	33,282	25,437	31,959
Net income	$31,437	$16,178	$30,111	$27,467	$26,677	$23,832	$14,823	$21,809
Net income per common share:
Basic(1)(2)	$1.28	$0.66	$1.24	$1.14	$1.11	$0.99	$0.62	$0.92
Diluted(1)(2)	$1.27	$0.65	$1.22	$1.12	$1.09	$0.97	$0.61	$0.90

(1)	See Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Critical Accounting Policies and Estimates

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

Revenue Recognition. On April 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance provides a five-step model to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 94% of the Company’s revenue was recognized in this manner based on sales for the year ended March 30, 2019.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 6% of the Company’s revenue was recognized in this manner based on sales for the year ended March 30, 2019. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended March 30, 2019. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Prior to the adoption of ASC Topic 606, the Company recognized revenue in accordance with ASC Topic 605. Our accounting policy was as follows:

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

We also on occasion record deferred revenue on our balance sheet as a liability. Deferred revenue represents progress payments received, primarily from one customer, to cover purchases of raw materials per the terms of multi-year long-term contracts. Revenue associated with these agreements is recognized in accordance with the criteria discussed above.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2019 test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2019 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 102.7%. The fair value of the reporting units exceeds the carrying value by a minimum of 27.2% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan's future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis was 3.50% at March 30, 2019. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 6.75% in fiscal 2019.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.70% to 2.70%) would have increased our pension expense for fiscal 2019 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.70% to 4.70%) would have decreased our pension expense for fiscal 2019 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 6.75% to 5.75%) would have increased our pension expense for fiscal 2019 by approximately $0.2 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 6.75% to 7.75%) would have reduced our pension expense for fiscal 2019 by approximately $0.2 million.

Lowering the discount rate assumption used to determine the funded status as of March 30, 2019 by 1.00% (from 3.50% to 2.50%) would have increased the projected benefit obligation of our pension plan by approximately $2.2 million. Increasing the discount rate assumption used to determine the funded status as of March 30, 2019 by 1.00% (from 3.50% to 4.50%) would have reduced the projected benefit obligation of our pension plan by approximately $2.6 million.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018
Dividend yield	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0
Risk-free interest rate	2.77%	2.02%
Expected volatility	25.16%	24.17%

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see “Note 2: Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into long-term agreements with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of several months between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline. The overall impact on costs for fiscal 2019 was immaterial.

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

Off-Balance Sheet Arrangements

As of March 30, 2019, we had no significant off-balance sheet arrangements other than operating leases and $4.0 million of outstanding standby letters of credit, all of which were under the Revolver.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We have exposure to risk associated with interest rates on the Revolver. See “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency, our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations in fiscal 2019 compared to approximately 10% of our net sales in fiscal 2018. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of March 30, 2019, we had no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018 and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Stamford, Connecticut

May 23, 2019

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 30, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,884	$54,163
Accounts receivable, net of allowance for doubtful accounts of $1,430 at March 30, 2019 and $1,326 at March 31, 2018	130,735	116,890
Inventory	335,001	306,124
Prepaid expenses and other current assets	7,661	6,473
Total current assets	503,281	483,650
Property, plant and equipment, net	207,895	192,513
Goodwill	261,431	268,124
Intangible assets, net of accumulated amortization of $46,101 at March 30, 2019 and $38,880 at March 31, 2018	155,641	183,764
Other assets	19,119	14,700

Total assets	$1,147,367	$1,142,751

See accompanying notes.

RBC Bearings Incorporated

Consolidated Balance Sheets (continued)

(dollars in thousands, except share and per share data)

	March 30, 2019	March 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,592	$45,188
Accrued expenses and other current liabilities	40,070	40,777
Current portion of long-term debt	467	19,238
Total current liabilities	90,129	105,203
Long-term debt, less current portion	43,179	154,117
Deferred income taxes	6,862	11,749
Other non-current liabilities	38,631	37,130
Total liabilities	178,801	308,199
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in 2019 and 2018; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at March 30, 2019 and March 31, 2018, respectively; issued shares: 25,607,196 and 25,123,694 at March 30, 2019 and March 31, 2018, respectively	256	251
Additional paid-in capital	378,655	339,148
Accumulated other comprehensive income	(7,467)	(2,285)
Retained earnings	641,894	536,978
Treasury stock, at cost, 752,913 shares and 713,687 shares at March 30, 2019 and March 31, 2018, respectively	(44,772)	(39,540)
Total stockholders’ equity	968,566	834,552
Total liabilities and stockholders’ equity	$1,147,367	$1,142,751

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net sales	$702,516	$674,949	$615,388
Cost of sales	425,863	416,412	385,177
Gross margin	276,653	258,537	230,211
Operating expenses:
Selling, general and administrative	117,504	113,124	102,922
Other, net	27,114	16,639	12,703
Total operating expenses	144,618	129,763	115,625
Operating income	132,035	128,774	114,586
Interest expense, net	5,173	7,507	8,706
Other non-operating expense	772	1,416	996
Income before income taxes	126,090	119,851	104,884
Provision for income taxes	20,897	32,710	34,261
Net income	$105,193	$87,141	$70,623
Net income per common share:
Basic	$4.32	$3.64	$3.00
Diluted	$4.26	$3.58	$2.97
Weighted average common shares:
Basic	24,357,684	23,948,565	23,521,615
Diluted	24,716,213	24,363,789	23,784,636

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net income	$105,193	$87,141	$70,623
Pension and postretirement liability adjustments, net of taxes of $101	332	1,383	1,331
Foreign currency translation adjustments	(5,514)	6,155	(4,164)
Total comprehensive income	$100,011	$94,679	$67,790

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit)	Shares	Amount	Equity
Balance at April 2, 2016	24,146,767	$241	$279,420	$(6,990)	$378,070	(603,035)	$(29,794)	$620,947
Net income	—	—	—	—	70,623	—	—	70,623
Share-based compensation	—	—	12,111	—	—	—	—	12,111
Repurchase of common stock	—	—	—	—	—	(64,896)	(4,754)	(4,754)
Exercise of equity awards	456,826	7	16,163	—	—	—	—	16,170
Change in net prior service cost and actuarial losses, net of taxes of $782	—	—	—	1,331	—	—	—	1,331
Issuance of restricted stock	154,210	—	—	—	—	—	—	—
Income tax benefit on exercise of non-qualified common stock options	—	—	4,780	—	—	—	—	4,780
Currency translation adjustments	—	—	—	(4,164)	—	—	—	(4,164)
Balance at April 1, 2017	24,757,803	248	312,474	(9,823)	448,693	(667,931)	(34,548)	717,044
Net income	—	—	—	—	87,141	—	—	87,141
Share-based compensation	—	—	13,403	—	—	—	—	13,403
Repurchase of common stock	—	—	—	—	—	(45,756)	(4,992)	(4,992)
Exercise of equity awards	255,732	3	13,271	—	—	—	—	13,274
Change in net prior service cost and actuarial losses, net of taxes of $415	—	—	—	1,383	—	—	—	1,383
Issuance of restricted stock	110,159	—	—	—	—	—	—	—
Impact from adoption of ASU 2016-09	—	—	—	—	1,144	—	—	1,144
Currency translation adjustments	—	—	—	6,155	—	—	—	6,155
Balance at March 31, 2018	25,123,694	251	339,148	(2,285)	536,978	(713,687)	(39,540)	834,552
Net income	—	—	—	—	105,193	—	—	105,193
Share-based compensation	—	—	16,087	—	—	—	—	16,087
Repurchase of common stock	—	—	—	—	—	(39,226)	(5,232)	(5,232)
Exercise of equity awards	352,552	5	23,266	—	—	—	—	23,271
Change in net prior service cost and actuarial losses, net of taxes of $101	—	—	—	332	—	—	—	332
Issuance of restricted stock	130,950	—	—	—	—	—	—	—
Other	—	—	154	—	—	—	—	154
Impact from adoption of ASU 2014-09	—	—	—	—	(277)	—	—	(277)
Currency translation adjustments	—	—	—	(5,514)	—	—	—	(5,514)
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$105,193	$87,141	$70,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,992	19,016	18,100
Excess tax benefits from stock-based compensation	—	—	(4,780)
Deferred income taxes	(4,904)	(702)	8,323
Amortization of intangible assets	9,666	9,344	9,272
Amortization of deferred financing costs	921	1,424	1,424
Consolidation and restructuring charges	16,906	6,619	1,443
Loss on extinguishment of debt	987	—	—
Stock-based compensation	16,087	13,403	12,111
Loss on disposition of assets	853	241	2,504
Gain on acquisition	—	—	(293)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,307)	(5,934)	(7,294)
Inventory	(37,841)	(14,490)	(9,057)
Prepaid expenses and other current assets	(506)	1,088	(2,815)
Other non-current assets	(6,331)	(3,355)	(2,412)
Accounts payable	5,881	10,494	(1,397)
Accrued expenses and other current liabilities	(2,475)	(2,285)	5,480
Other non-current liabilities	1,425	8,285	10
Net cash provided by operating activities	108,547	130,289	101,242
Cash flows from investing activities:
Purchase of property, plant and equipment	(41,346)	(27,976)	(20,894)
Acquisition of businesses, net of cash acquired	—	—	(651)
Proceeds from sale of assets	1,920	87	188
Proceeds from sale of business	22,284	—	—
Net cash used in investing activities	(17,142)	(27,889)	(21,357)
Cash flows from financing activities:
Proceeds from revolving credit facility	149,250	—	—
Repayments of revolving credit facility	(110,500)	(84,000)	(84,500)
Repayments of term loans	(168,750)	(13,750)	(10,000)
Finance fees paid in connection with credit facility	(852)	—	—
Payments of notes payable	(471)	(475)	(469)
Repurchase of common stock	(5,232)	(4,992)	(4,754)
Exercise of stock options	23,271	13,274	16,170
Excess tax benefits from stock-based compensation	—	—	4,780
Net cash (used in) provided by financing activities	(113,284)	(89,943)	(78,773)

Effect of exchange rate changes on cash	(2,400)	2,783	(1,397)
Cash and cash equivalents:
(Decrease)/increase during the year	(24,279)	15,240	(285)
Cash, at beginning of year	54,163	38,923	39,208
Cash, at end of year	$29,884	$54,163	$38,923

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$22,141	$21,045	$29,699
Interest	4,228	6,227	7,277

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1.	Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we”, “us”, “our”, “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past fifteen years, we have broadened our end markets, products, customer base and geographic reach. We currently have 42 facilities of which 33 are manufacturing facilities in 5 countries.

The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 9% of the Company’s net sales in fiscal 2019, 2018 or 2017. The Company’s segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 18 “Reportable Segments.”

2.	Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“AeroS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Airtomic LLC. (“Airtomic”), Schaublin Holding S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska sp. Z.o.o., RBC France SAS and Schaublin GmbH (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Bearings U.K. Limited and its wholly-owned subsidiary Phoenix Bearings Limited (“Phoenix”), Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim Bearings Company”), Engineered Components (“ECD”), RBC Aerocomponents (“AeroC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center, Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”) and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2019, 2018 and 2017 each contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, accrued expenses, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves, pension and postretirement obligations and the valuation of options.

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance provides a five-step model to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 94% of the Company’s revenue was recognized in this manner based on sales for the year ended March 30, 2019.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 6% of the Company’s revenue was recognized in this manner based on sales for the year ended March 30, 2019. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended March 30, 2019. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Prior to the adoption of ASC Topic 606, the Company recognized revenue in accordance with ASC Topic 605. Our accounting policy was as follows:

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

We also on occasion record deferred revenue on our balance sheet as a liability. Deferred revenue represents progress payments received, primarily from one customer, to cover purchases of raw materials per the terms of multi-year long-term contracts. Revenue associated with these agreements is recognized in accordance with the criteria discussed above.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with Bank of America, N.A., Credit Suisse Group AG and Wells Fargo & Company. The domestic balances are insured by the Federal Deposit Insurance Company up to $250. The Company has not experienced any losses in such accounts.

Accounts Receivable, Net and Concentration of Credit Risk

Accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write-off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 7% of accounts receivables at March 30, 2019 and 6% at March 31, 2018.

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

Contract Assets (Unbilled Receivables)

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Contract assets are included within prepaid expenses and other current assets or other assets on the consolidated balance sheet.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and Indefinite Lived Intangible Assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the value may have declined. Separate tests are performed for goodwill and indefinite lived intangible assets. We apply a qualitative test of impairment on the indefinite lived intangible assets. This is done by assessing the existence of events or circumstances which would make it more likely than not that impairment is present. No such factors were identified during our current year analysis. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2019 test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2019 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 102.7%. The fair value of the reporting units exceeds the carrying value by a minimum of 27.2% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the lives of the related credit agreements.

Contract Liabilities (Deferred Revenue)

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

Pension and Postretirement Health Care and Life Insurance Benefits

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

We calculate our pension costs as required under U.S. GAAP, and the calculations and assumptions utilized require judgment. U.S. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. Pension expense is split between operating income and non-operating income, where only the service cost component is included in operating income (within cost of sales and other, net on the consolidated statement of operations) and the non-service components are included in retirement benefits non-service expense (within other non-operating expense on the consolidated statement of operations). For purposes of determining retirement benefits non-service expense under U.S. GAAP, a calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a three-year period. Under U.S. GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the projected benefit obligation (PBO) or the calculated “market-related value” of assets. We do not use a “corridor” approach in the calculation of Financial Accounting Standards (FAS) pension expense.

We recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability in our consolidated balance sheets. Funded status represents the difference between the PBO of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive income/loss. Changes in these amounts in future years will be reflected through accumulated other comprehensive income/loss and amortized in future pension expense generally over the estimated average remaining employee service period.

Income Taxes

The Company accounts for income taxes using the liability method, which requires it to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company is exposed to certain tax contingencies in the ordinary course of business and records those tax liabilities in accordance with the guidance for accounting for uncertain tax positions.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net income	$105,193	$87,141	$70,623

Denominator:
Denominator for basic net income per common share—weighted-average shares	24,357,684	23,948,565	23,521,615
Effect of dilution due to employee stock options	358,529	415,224	263,021
Denominator for diluted net income per common share—adjusted weighted-average shares	24,716,213	24,363,789	23,784,636
Basic net income per common share	$4.32	$3.64	$3.00
Diluted net income per common share	$4.26	$3.58	$2.97

At March 30, 2019, 256,990 employee stock options and 1,500 restricted shares have been excluded from the calculation of diluted earnings per share. At March 31, 2018, 217,280 employee stock options and 53,073 restricted shares have been excluded from the calculation of diluted earnings per share. At April 1, 2017, 459,500 employee stock options and 3,000 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company's foreign operations for fiscal 2019, 2018 and 2017 amounted to $7,180, $776 and $7,414, respectively. Total assets of the Company's foreign operations were $115,789 and $135,801 at March 30, 2019 and March 31, 2018, respectively.

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

The carrying amounts of the Company's borrowings under the Revolver and Schaublin mortgage approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed. Both borrowings have been classified as Level 2 in the valuation hierarchy.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 31, 2018	$2,213	$(4,498)	$(2,285)
Other comprehensive income before reclassifications	(5,514)	(440)	(5,954)
Amounts reclassified from accumulated other comprehensive loss	—	772	772
Net current period other comprehensive income	(5,514)	332	(5,182)
Balance at March 30, 2019	$(3,301)	$(4,166)	$(7,467)

Share-Based Compensation

The Company recognizes compensation cost relating to all share-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

Recent Accounting Pronouncements

Recent Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard on April 1, 2018. This new guidance provides a five-step model to determine when and how revenue is recognized, and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our accounting policy as a result of adoption has been disclosed within our Summary of Significant Accounting Policies of this Form 10-K. Refer to Note 3 – “Revenue from Contracts with Customers” for further details regarding required disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, as part of its simplification initiative. This update will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that year. Early adoption is permitted, but no earlier than a company’s adoption of Topic 606. The Company has early adopted this ASU in the second quarter of fiscal 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in an effort to improve the presentation of these costs within the income statement. Prior to this ASU, all components of both net periodic pension cost and net periodic postretirement cost were included within the same line items as other compensation costs arising from services rendered by pertinent employees during the period on the income statement. This ASU requires entities to include only the service cost component within those line items and all other components are to be included within other non-operating expense. In addition, only the service cost component would be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This ASU was effective for public companies for the financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. A practical expedient allows the Company to use the amount disclosed for net periodic benefit costs for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company retrospectively adopted the ASU on April 1, 2018 and utilized this practical expedient. The adoption of this ASU resulted in the reclassification of $633 of net periodic benefit cost from compensation costs ($426 included within cost of sales and $207 within other, net) to other non-operating expense on the consolidated statement of operations for the fiscal year ended March 31, 2018 and $893 of net periodic benefit cost from compensation costs ($615 included within cost of sales and $278 within other, net) to other non-operating expense on the consolidated statement of operations for the fiscal year ended April 1, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard on April 2, 2017. As a result of the adoption, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $5,679 and $4,917 for the twelve months ended March 30, 2019 and March 31, 2018, respectively. Prior to adoption, these amounts would have been recorded as an increase to additional paid-in capital. This change may create volatility in the Company's effective tax rate. The adoption of this standard also resulted in a cumulative effect change to opening retained earnings of $1,144 for previously unrecognized excess tax benefits.

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

Recent Accounting Standards Yet to Be Adopted

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows companies to reclassify stranded tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. corporate statutory federal tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA’s enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position as the adjustment will be between accumulated other comprehensive income and retained earnings, both of which are components of total stockholders’ equity.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of this ASU is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has formed an implementation team to assess its leases as defined under the new accounting standard and anticipates making certain changes to existing processes, policies and systems during implementation. The Company expects to recognize right-of-use assets and lease liabilities for operating lease commitments on the consolidated balance sheet but does not expect the amended guidance to have a material impact on cash flows, results of operations or debt covenant compliance.

The Company has elected the modified retrospective transition method which permits the application of the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in the income statement on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred. The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases; an entity need not reassess the lease classification for any expired or existing leases; and an entity need not reassess initial direct costs for any existing leases. The Company has also elected the practical expedient which permits the inclusion of lease and nonlease components as a single component and account for it as a lease. This election must be made by asset class.

Other new pronouncements issued but not effective until after March 30, 2019 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.	Revenue from Contracts with Customers

Adoption Method and Impact

The Company adopted ASC Topic 606 using the modified retrospective method and applied the related provisions to all open contracts. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As a result of adoption, the Company recognized a $277 decrease to retained earnings at the beginning of the 2019 fiscal year for the cumulative effect of adoption of this standard, representing the impact to prior results had the over-time revenue recognition model been applied to service contracts. Contract assets of $1,323 and contract liabilities of $754 were recorded, along with an $847 reduction to work-in-process inventory as a result of the ASC Topic 606 adoption using the modified retrospective method.

In addition, as a result of the accounting changes resulting from this new accounting standard, sales, operating income and net income for the fiscal year ended March 30, 2019 increased by $1,278, $666 and $574, respectively. Basic and diluted net income per common share each increased by $0.02 for the fiscal year ended March 30, 2019 as revenue from service contracts was accelerated into the period as a result of the change to an over-time revenue recognition model. On the consolidated balance sheet, work-in-process inventory was $1,260 lower at March 30, 2019 than it would have been under the previous accounting guidance. In addition, prepaids and other current assets, accrued expenses and other current liabilities, and retained earnings increased by $1,895, $2,058 and $297, respectively. The changes in other current assets and accrued expenses were directly related to the activity within the customer contract assets and liabilities.

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the years ended March 30, 2019, March 31, 2018 and April 1, 2017 are as follows:

Principal End Markets:

	For the Fiscal Year Ended
	March 30, 2019
	Aerospace	Industrial	Total
Plain	$238,259	$84,992	$323,251
Roller	70,682	73,150	143,832
Ball	21,621	50,686	72,307
Engineered Products	100,571	62,555	163,126
	$431,133	$271,383	$702,516

	For the Fiscal Year Ended
	March 31, 2018
	Aerospace	Industrial	Total
Plain	$220,649	$76,059	$296,708
Roller	65,496	66,525	132,021
Ball	18,076	49,730	67,806
Engineered Products	114,490	63,924	178,414
	$418,711	$256,238	$674,949

	For the Fiscal Year Ended
	April 1, 2017
	Aerospace	Industrial	Total
Plain	$211,624	$66,076	$277,700
Roller	61,461	48,022	109,483
Ball	16,972	41,476	58,448
Engineered Products	113,787	55,970	169,757
	$403,844	$211,544	$615,388

In addition to disaggregating revenue by segment and principal end markets, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Refer to Note 2 – “Summary of Significant Accounting Policies” for further details.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $219,298 at March 30, 2019. The Company expects to recognize revenue on approximately 71% and 95% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheet on an individual contract basis at the end of each reporting period. As of March 30, 2019 and March 31, 2018, accounts receivable with customers, net, were $130,735 and $116,890, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the twelve-month period ended March 30, 2019:

Contract Assets - Current (1)

Balance at April 1, 2018	$1,323
Additional revenue recognized in excess of billings	3,928
Less: amounts billed to customers	(3,356)
Balance at March 30, 2019	$1,895
(1) Included within prepaid expenses and other current assets on the consolidated balance sheet.

Contract Liabilities – Current (2)

Balance at April 1, 2018	$14,450
Payments received prior to revenue being recognized	14,773
Revenue recognized	(19,769)
Reclassification to/from noncurrent	667
Balance at March 30, 2019	$10,121
(2) Included within accrued expenses and other current liabilities on the consolidated balance sheet.

Contract Liabilities – Noncurrent (3)

Balance at April 1, 2018	$1,254
Reclassification to/from current	(667)
Balance at March 30, 2019	$587
(3) Included within other non-current liabilities on the consolidated balance sheet.

As of March 30, 2019, the Company does not have any contract assets classified as noncurrent on the consolidated balance sheet.

4.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 30, 2019	$1,326	$203	$(85)	$(14)	$1,430
March 31, 2018	1,213	125	73	(85)	1,326
April 1, 2017	1,324	96	(157)	(50)	1,213

*Foreign currency, disposition and acquisition transactions.

5.	Inventory

Inventories are summarized below:

	March 30, 2019	March 31, 2018
Raw materials	$48,690	$44,102
Work in process	90,820	77,890
Finished goods	195,491	184,132
	$335,001	$306,124

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 30, 2019	March 31, 2018
Land	$18,735	$19,723
Buildings and improvements	86,477	86,237
Machinery and equipment	289,467	259,645
	394,679	365,605
Less: accumulated depreciation and amortization	(186,784)	(173,092)
	$207,895	$192,513

7.	Restructuring of Operations

Sale of Miami Division

On November 28, 2018, the Company sold its Avborne Accessory Group, Inc. subsidiary (“Miami division”) for a sales price of $22,284, subject to a final working capital adjustment. The Miami division, which is based in Miami, Florida, provides maintenance, repair and overhaul services (“MRO”) for a wide variety of aircraft accessories. As a result of the transaction, the Company recorded an after-tax loss of $12,754 associated with the restructuring in the third quarter of fiscal 2019 attributable to the Engineered Products segment. The $12,754 loss was comprised of $22,284 of proceeds received less transaction costs of $1,690, charges associated with goodwill of $6,691, intangible assets of $20,373 and other net assets of $10,332, partially offset by a $4,048 tax benefit. The pre-tax loss of $16,802 was recognized within other, net within the consolidated statement of operations. Prior to the transaction, the Franklin, IN division, which was previously included within Avborne Accessory Group, Inc., was transferred to a separate subsidiary of the Company named Airtomic LLC. In the fourth quarter of fiscal 2019, the Company recognized income of $258 upon realization of actual costs associated with the wind-down of the business.

Restructuring of Canadian Operations

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

8.	Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
March 31, 2018	$16,007	$79,597	$5,623	$166,897	$268,124
Disposition	—	—	—	(6,691)	(6,691)
Translation adjustments	—	—	—	(2)	(2)
March 30, 2019	$16,007	$79,597	$5,623	$160,204	$261,431

$6,691 of goodwill was included in the net loss on the sale of the Miami division during the third quarter of fiscal 2019. Miami was previously included within the Engineered Products (“EP”) Reporting Unit (“RU”). When a business within an RU is sold, the Company is required to perform an interim goodwill impairment test on that RU which consists of two steps. First, the Company determines the fair value of the RU and compares it to its carrying amount. Second, if the carrying amount of the RU exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the RU’s goodwill over the goodwill’s implied fair value. The Company conducted this interim test over the EP RU as of the date of sale (November 28, 2018) using the same approach used during our most recent annual test (the income approach, also known as the discounted cash flow method). The discount rate utilized for the EP RU for our interim test was 11.0% and is indicative of the return an investor would expect to receive for investing in such a business. The terminal growth rate used for our interim test was 2.5%. The Company has determined that, at that date, no impairment of goodwill existed and fair value of the EP RU exceeded the carrying value in total by approximately 21.9%. The Company performed the annual impairment testing during the fourth quarter of fiscal 2019 for all of the Company’s RUs. All of the Company’s RUs passed the impairment assessment.

Intangible Assets

		March 30, 2019		March 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$10,481	$50,878	$8,351
Customer relationships and lists	24	96,458	19,149	106,583	16,499
Trade names	10	15,959	7,447	18,734	6,765
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	10,534	5,540	9,657	4,810
Domain names	10	437	437	437	430
Other	3	2,473	2,325	1,433	1,303
		177,461	46,101	188,444	38,880

Non-amortizable repair station certifications	n/a	24,281	—	34,200	—
Total	22	$201,742	$46,101	$222,644	$38,880

$9,919 of net assets associated with the repair station certifications, $8,674 of net assets associated with customer relationships, and $1,780 of net assets associated with trade names were included in the net loss on the sale of the Miami division during the third quarter of fiscal 2019.

Amortization expense for definite-lived intangible assets during fiscal years 2019, 2018 and 2017 was $9,666, $9,344 and $9,272, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2020	$8,050
2021	8,001
2022	7,882
2023	7,802
2024	7,670
2025 and thereafter	91,955

9.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 30, 2019	March 31, 2018
Employee compensation and related benefits	$14,485	$14,240
Taxes	4,789	2,939
Deferred revenue	10,121	13,613
Workers compensation	2,685	2,086
Legal	1,184	1,228
Other	6,806	6,671
	$40,070	$40,777

10.	Debt

Credit Facility

In connection with the Sargent Aerospace & Defense acquisition on April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) and related Guarantee, Pledge Agreement and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto and terminated the Company’s prior credit agreement with JP Morgan. The Credit Agreement provided the Company with a $200,000 term loan (the “Term Loan”) and a $350,000 revolving credit facility and was to expire on April 24, 2020.

On May 31, 2018, the Company paid off the remaining balance of the Term Loan and wrote off $987 in unamortized debt issuance costs associated with the Term Loan which were recorded within other non-operating expense on the consolidated statements of operations.

On January 31, 2019, the Company amended the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250,000 revolving credit facility (the “Revolver”). The Revolver expires on January 31, 2024. Debt issuance costs associated with the Amended Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Credit Agreement.

Amounts outstanding under the Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA at each measurement date. Currently, the Company's margin is 0.00% for base rate loans and 0.75% for LIBOR loans.

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of March 30, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,990 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of March 30, 2019, $1,912 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $206,760 under the Revolver as of March 30, 2019.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for CHF 14,067 (approximately $14,910 ). Schaublin obtained a 20-year fixed-rate mortgage of CHF 9,300 (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of CHF 4,767 (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of March 30, 2019 was CHF 6,278, or $6,308.

The balances payable under all borrowing facilities are as follows:

	March 30, 2019	March 31, 2018
Revolver and term loan facilities	$39,250	$169,250
Debt issuance cost	(1,912)	(2,968)
Other	6,308	7,073
Total debt	43,646	173,355
Less: current portion	467	19,238
Long-term debt	$43,179	$154,117

The current portion of long-term debt as of both March 30, 2019 and March 31, 2018 includes the current portion of the Schaublin mortgage and the current portion of the Revolver and Term Loan.

The Company’s required future annual principal payments for the next five years and thereafter are $467 for fiscal 2020, $467 for fiscal 2021, $467 for fiscal 2022, $467 for fiscal 2023, $39,717 for fiscal 2024 and $3,973 thereafter.

11.	Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 30, 2019	March 31, 2018
Other postretirement benefits	$2,358	$2,450
Non-current income tax liability	19,854	20,176
Deferred compensation	15,425	13,620
Other	994	884
	$38,631	$37,130

12.	Pension Plan

At March 30, 2019, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Bremen subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 30, 2019	March 31, 2018
Cash and cash equivalents	$925	$1,107
U.S. equity mutual funds	20,310	18,881
International equity mutual funds	1,876	1,985
Fixed income mutual funds	3,052	2,936
	$26,163	$24,909

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The following tables set forth the funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$24,570	$25,049
Service cost	258	232
Interest cost	885	904
Actuarial gain	389	(38)
Benefits paid	(1,595)	(1,577)
Benefit obligation at end of year	$24,507	$24,570

Change in plan assets:
Fair value of plan assets at beginning of year	$24,909	$23,154
Actual return on plan assets	1,349	1,832
Employer contributions	1,500	1,500
Benefits paid	(1,595)	(1,577)
Fair value of plan assets at end of year	$26,163	$24,909

Overfunded status at end of year	$1,656	$339

Amounts recognized in the consolidated balance sheet:

Non-current assets	$1,656	$339

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$37	$71
Net actuarial loss	7,307	7,596
Accumulated other comprehensive loss	$7,344	$7,667

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2020:

Prior service cost	$35
Net actuarial loss	887
Total	$922

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company’s plan for the three fiscal years in the period ended March 30, 2019:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Components of net periodic benefit cost:
Service cost	$258	$232	$251
Interest cost	885	904	889
Expected return on plan assets	(1,667)	(1,610)	(1,581)
Amortization of prior service cost	35	35	60
Amortization of losses	995	1,207	1,394
Net periodic benefit cost	$506	$768	$1,013

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2019	FY 2018	FY 2017
Discount rate	3.70%	3.70%	3.40%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.00%

The discount rate used in determining the funded status as of March 30, 2019 and March 31, 2018 was 3.50% and 3.70%, respectively.

To determine the postretirement net periodic benefit costs in fiscal 2019, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2018 was used. To determine the postretirement net periodic benefit costs in fiscal 2018, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2017 was used. To determine the postretirement net periodic benefit costs in fiscal 2017, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2016 was used.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2019:

2020	$1,705
2021	1,722
2022	1,737
2023	1,743
2024	1,734
2025-2029	8,132

Although no contributions are required for fiscal 2020, the Company expects to make cash contributions in the $750 to $1,500 range.

One of the Company’s foreign operations, Schaublin, sponsors a pension plan for its approximately 146 employees in conformance with Swiss pension law. The plan is funded with a reputable (S&P rating A+) Swiss insurer. Through the insurance contract, the Company has effectively transferred all investment and mortality risk to the insurance company, which guarantees the federally mandated annual rate of return and the conversion rate at retirement. As a result, the plan has no unfunded liability; the interest cost is exactly offset by actual return. Thus, the net periodic cost is equal to the amount of annual premium paid by the Company. For fiscal years 2019, 2018 and 2017, the Company made contribution and premium payments equal to $887, $889 and $875, respectively.

The Company also has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $1,889, $1,714 and $1,585 in fiscal 2019, 2018 and 2017, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of the Company. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $312, $271 and $256 in fiscal 2019, 2018 and 2017, respectively.

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

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$2,671	$2,963
Service cost	47	33
Interest cost	91	98
Actuarial gain	(131)	(297)
Benefits paid	(131)	(126)
Benefit obligation at end of year	$2,547	$2,671
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	131	126
Benefits paid	(131)	(126)
Fair value of plan assets at end of year	$—	$—

Underfunded status at end of year	$(2,547)	$(2,671)
Amounts recognized in the consolidated balance sheet:
Current liability	$(189)	$(221)
Non-current liability	(2,358)	(2,450)
Net liability recognized	$(2,547)	$(2,671)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$12	$15
Net actuarial loss	(191)	(85)
Accumulated other comprehensive loss	$(179)	$(70)

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2020:
Prior service cost	$3
Net actuarial loss	(20)
Total	$(17)

	Fiscal Year Ended
Components of net periodic benefit cost:	March 30, 2019	March 31, 2018	April 1, 2017
Service cost	$47	$33	$41
Interest cost	91	98	102
Prior service cost amortization	3	3	3
Amount of loss recognized	(25)	(4)	26
Net periodic benefit cost	$116	$130	$172

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 3.50% at March 30, 2019 and 3.70% at March 31, 2018. The discount rate used in determining the net periodic benefit cost was 3.70% for fiscal 2019, 3.70% for fiscal 2018, and 3.40% for fiscal 2017. To determine the postretirement net periodic benefit costs in fiscal 2019, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2018 was used. To determine the postretirement net periodic benefit costs in fiscal 2018, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2017 was used. To determine the postretirement net periodic benefit costs in fiscal 2017, the RP-2014 adjusted to 2006 blue collar mortality table projected to the measurement date with Scale MP-2016 was used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2019:

2020	$189
2021	185
2022	185
2023	193
2024	184
2025-2029	937

14.	Income Taxes

Income before income taxes for the Company's domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Domestic	$115,747	$116,513	$94,629
Foreign	10,343	3,338	10,255
Total income before income taxes	$126,090	$119,851	$104,884

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Current tax expense:
Federal	$18,200	$28,555	$21,903
State	2,908	1,313	887
Foreign	4,693	3,544	3,148
	25,801	33,412	25,938
Deferred tax expense:
Federal	(4,111)	(273)	8,299
State	(756)	457	245
Foreign	(37)	(886)	(221)
	(4,904)	(702)	8,323
Total income taxes	$20,897	$32,710	$34,261

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the TCJA. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Act permanently reduces the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The primary impacts of the TCJA reflected in the consolidated financial statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate rate and a one-time mandatory transition tax on accumulated earnings of foreign operations. The SEC provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year form the date of enactment. As of December 22, 2018 the Company has completed the accounting for the tax effects of the Act and there have been no material changes to previously recorded amounts.

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

An additional tax law change provided under TCJA introduced new rules for the treatment of certain foreign income, including FDII for tax years beginning after December 31, 2017. The Company has evaluated this provision of TCJA and believes that FDII results in a favorable impact on the application of ASC 740.

In addition to the impact of a full fiscal year with a lower U.S. federal statutory tax rate, the Company recorded a net tax benefit of $1,651 in fiscal 2019 resulting from the Tax Reform Act.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Income taxes using U.S. federal statutory rate	$26,479	$37,825	$36,710
State income taxes, net of federal benefit	1,714	1,221	676
Domestic production activities deduction	—	(1,374)	(1,803)
Revaluation of deferred tax liabilities due to federal rate change	282	(9,318)	—
Stock-based compensation	(5,155)	(4,905)	—
Foreign rate differential	2,484	1,604	(662)
Transition tax	(161)	9,166	—
Research and development credits	(1,765)	(1,293)	(1,163)
Foreign derived intangible income (FDII)	(1,772)	—	—
U.S. unrecognized tax positions	(951)	452	(290)
Other - net	(258)	(668)	793
	$20,897	$32,710	$34,261

Net deferred tax assets (liabilities) are comprised of the following:

	March 30, 2019	March 31, 2018
Deferred tax assets:
Postretirement benefits	$560	$577
Employee compensation accruals	4,034	1,620
Inventory	9,298	7,688
Stock compensation	4,734	4,917
Tax loss and credit carryforwards	9,863	4,952
State tax	1,270	1,134
Other	187	77
Total gross deferred tax assets	29,946	20,965
Valuation allowance	(3,643)	(2,318)
Total deferred tax assets	$26,303	$18,647

Deferred tax liabilities:
Property, plant and equipment	$(16,312)	$(13,648)
Pension	(388)	(78)
Intangible assets	(16,465)	(16,670)
Total deferred tax liabilities	$(33,165)	$(30,396)

Total net deferred liabilities	$(6,862)	$(11,749)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state credits and state net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 30, 2019 the valuation allowance increased by $1,325 which pertained to an increase of U.S. federal and state credits. For the Company’s fiscal year ended March 31, 2018 the valuation allowance increased by $1,400 which pertained to an increase of state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 30, 2019, the Company has state net operating losses in different jurisdictions at varying amounts up to $7,332, which expire at various dates through 2038. At March 30, 2019, the Company has U.S. federal and state credits in different jurisdictions at varying amounts up to $5,668 which will expire at various dates through 2039. At March 30, 2019, the Company has foreign credits in different jurisdictions at varying amounts up to $936 which will expire at various dates through 2038.

The TCJA required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign operations as of December 31, 2017. If the earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. A provision has not been made for additional U.S. and foreign taxes at March 30, 2019 on approximately $11,708 of undistributed earnings of foreign operations because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 30, 2019 and March 31, 2018 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 30, 2019	March 31, 2018	April 1, 2017
Balance, beginning of year	$11,935	$13,775	$14,297
Gross (decreases) increases – tax positions taken during a prior period	624	(2,475)	(488)
Gross increases – tax positions taken during the current period	2,697	1,146	1,280
Reductions due to settlement with taxing authorities	—	—	(223)
Reductions due to lapse of the applicable statute of limitations	(1,777)	(511)	(1,091)
Balance, end of year	$13,479	$11,935	$13,775

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized expense of $45 and $284 and a benefit of $36 related to interest and penalties on its statement of operations for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017, respectively. The Company has approximately $1,193 and $1,148 of accrued interest and penalties at March 30, 2019 and March 31, 2018, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 28, 2020 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1,197.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 28, 2016.

15.          Stockholders’ Equity

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

1,139,170 shares of common stock were authorized for issuance under the Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. An amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,139,170 to 1,639,170 was approved by shareholder vote in September 2006. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 1,639,170 to 2,239,170 was approved by shareholder vote in September 2007. A further amendment to increase the number of shares available for issuance under the 2005 Long-Term Incentive Plan from 2,239,170 to 2,939,170 was approved by shareholder vote in September, 2010. The 2005 Stock Option Plan has been terminated and no additional stock options or restricted stock will be granted pursuant to the Plan. The Company’s Board also has the authority to administer the Plan and to take all actions that the Compensation Committee is otherwise authorized to take under the Plan. The terms and conditions of each award made under the Plan, including vesting requirements, is set forth consistent with the Plan in a written agreement with the grantee.

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

Stock Options. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2005 Long-Term Incentive Plan, any incentive stock option must be exercised within 10 years of the date of grant. Under the 2013 Long-Term Incentive Plan, any incentive stock option must be exercised within 7 years of the date of grant. Under the 2017 Long-Term Incentive Plan, any incentive stock option must be exercised within 7 years of the date of grant. Under all three Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 30, 2019, there were outstanding options to purchase 30,200 shares of common stock granted under the 2005 Long-Term Incentive Plan, all of which were exercisable. There were 515,100 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 107,562 of which were exercisable. There were 197,840 outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan, none of which were exercisable.

Restricted Stock. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 Long-Term Incentive Plan, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed fifty percent (50%) of the total authorized number of Shares pursuant to the Plan. As of March 30, 2019, there were 271,876 and 46,005 shares of restricted stock outstanding under the 2013 and 2017 Long-Term Incentive Plans, respectively. There were no shares of restricted stock outstanding under the 2005 Long-Term Incentive Plan as of March 30, 2019.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plan. Under the 2013 and 2017 Long-Term Incentive Plans, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the 2005, 2013 or 2017 Long-Term Incentive Plans as of March 30, 2019.

Performance Awards. The Compensation Committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. There were no performance awards issued or outstanding under the 2005, 2013 or 2017 Long-Term Incentive Plans as of March 30, 2019.

Amendment and Termination of the Plan. The Board may amend or terminate the 2013 and 2017 Long-Term Incentive Plans at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. The 2005 Long-Term Incentive Plan terminated on the tenth anniversary of its adoption. Subject to the provisions of an Award Agreement, which may be more restrictive, no termination of the Plan shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives theretofore granted under the Plan.

A summary of the status of the Company’s stock options outstanding as of March 30, 2019 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 31, 2018	937,417	$76.03	5.2	$45,151
Awarded	201,315	133.21
Exercised	(352,552)	66.01
Forfeitures	(43,040)	84.07
Outstanding, March 30, 2019	743,140	$95.82	5.3	$23,301

Exercisable, March 30, 2019	137,762	$71.07	3.8	$7,728

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	2.77%	2.02%	1.17%
Expected volatility	25.16%	24.17%	28.45%

The weighted average fair value per share of options granted was $37.02 in fiscal 2019, $26.73 in fiscal 2018, and $20.58 in fiscal 2017.

The Company recorded $3,725 (net of taxes of $1,119) in compensation in fiscal 2019 related to option awards. As of March 30, 2019, there was $13,597 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options that vested in fiscal 2019, 2018 and 2017 was $28,006, $27,113 and $19,899, respectively. The total intrinsic value of options exercised in fiscal 2019, 2018 and 2017 was $26,060, $16,002 and $21,188, respectively.

Of the total awards outstanding at March 30, 2019, 734,814 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $95.82, an intrinsic value of $23,040 and a weighted average contractual term of 5.3 years.

A summary of the status of the Company’s restricted stock outstanding as of March 30, 2019 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, March 31, 2018	304,978	$87.75
Granted	144,020	133.05
Vested	(118,047)	82.13
Forfeitures	(13,070)	95.66
Non-vested, March 30, 2019	317,881	$110.03

The Company recorded $8,645 (net of taxes of $2,598) in compensation in fiscal 2019 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. Unrecognized expense for restricted stock was $27,652 at March 30, 2019. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

16.          Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases, which expire on various dates through January 2029, with lease expense aggregating $5,384, $5,440, and $5,548 in fiscal 2019, 2018 and 2017, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Lease expense for fiscal 2019, 2018 and 2017 aggregated $1,788, $1,721 and $1,656, respectively.

Certain of the above leases are renewable while none contain material contingent rent or concession clauses.

The aggregate future minimum lease payments under operating leases are as follows:

2020	$5,317
2021	4,280
2022	2,885
2023	1,863
2024	1,031
2025 and thereafter	2,593

As of March 30, 2019, approximately 7.7% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2019, 2018 and 2017, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2020 or 2021.

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

17.         Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Plant consolidation and restructuring costs	$16,906	$7,685	$4,124
Acquisition costs	—	—	55
Provision for doubtful accounts	203	125	96
Amortization of intangibles	9,666	9,344	9,272
Other expense (income)	339	(515)	(844)
	$27,114	$16,639	$12,703

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

Engineered Products. Engineered Products consist of highly engineered hydraulics, fasteners, collets and precision components used in aerospace, marine and industrial applications.

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

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net External Sales
Plain	$323,251	$296,708	$277,700
Roller	143,832	132,021	109,483
Ball	72,307	67,806	58,448
Engineered Products	163,126	178,414	169,757
	$702,516	$674,949	$615,388
Gross Margin
Plain	$129,297	$115,886	$110,636
Roller	61,559	55,160	41,865
Ball	29,846	27,965	22,772
Engineered Products	55,951	59,526	54,938
	$276,653	$258,537	$230,211
Selling, General and Administrative Expenses
Plain	$25,617	$25,991	$23,585
Roller	6,266	6,307	6,116
Ball	6,428	6,773	5,657
Engineered Products	19,664	21,071	19,065
Corporate	59,529	52,982	48,499
	$117,504	$113,124	$102,922
Operating Income
Plain	$100,048	$86,628	$81,484
Roller	55,148	48,831	34,008
Ball	23,222	20,919	16,593
Engineered Products	16,183	25,081	30,884
Corporate	(62,566)	(52,685)	(48,383)
	$132,035	$128,774	$114,586
Total Assets
Plain	$393,014	$401,248	$371,169
Roller	166,733	157,012	147,226
Ball	66,443	60,000	55,788
Engineered Products	458,058	465,479	474,339
Corporate	63,119	59,012	60,325
	$1,147,367	$1,142,751	$1,108,847
Capital Expenditures
Plain	$13,185	$11,468	$9,386
Roller	5,328	4,245	4,021
Ball	3,276	2,407	2,155
Engineered Products	18,715	7,209	4,591
Corporate	842	2,647	741
	$41,346	$27,976	$20,894
Depreciation & Amortization
Plain	$9,849	$9,296	$9,075
Roller	4,029	4,109	4,198
Ball	1,971	1,752	1,836
Engineered Products	10,412	10,777	10,443
Corporate	3,397	2,426	1,820
	$29,658	$28,360	$27,372
Geographic External Sales
Domestic	$633,381	$592,818	$540,774
Foreign	69,135	82,131	74,614
	$702,516	$674,949	$615,388

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Geographic Long-Lived Assets
Domestic	$165,533	$150,716	$144,389
Foreign	42,362	41,797	39,236
	$207,895	$192,513	$183,625

Intersegment Sales
Plain	$6,292	$5,209	$4,061
Roll	14,650	13,262	15,202
Ball	3,363	2,408	1,732
Engineered Products	38,948	31,857	28,955
	$63,253	$52,736	$49,950

The net loss of $16,544 related to the sale of the Miami division during fiscal 2019 is included within the Engineered Products segment. All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2019 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 30, 2019.

The effectiveness of our internal control over financial reporting as of March 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 23, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2019 and the related notes and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 23, 2019

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Audit Committee *

Alan B. Levine, Chairman

Dr. Thomas J. O’Brien

Edward D. Stewart

Compensation Committee

Richard R. Crowell, Chairman

Alan B. Levine

Dr. Amir Faghri

Nominating and Governance Committee

Dr. Thomas J. O’Brien

Dr. Amir Faghri

Edward D. Stewart

Dr. Steven H. Kaplan

*Each member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 30, 2019 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1)           Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at March 30, 2019 and March 31, 2018;

Consolidated Statements of Operations for the years ended March 30, 2019, March 31, 2018 and April 1, 2017;

Consolidated Statements of Comprehensive Income for the years ended March 30, 2019, March 31, 2018 and April 1, 2017;

Consolidated Statements of Stockholders’ Equity for the years ended March 30, 2019, March 31, 2018 and April 1, 2017;

Consolidated Statements of Cash Flows for the years ended March 30, 2019, March 31, 2018 and April 1, 2017; and

Notes to Consolidated Financial Statements.

(a)     (2)          Financial Statement Schedules

See Financial Statement Schedules under Item 15(c) of this Annual Report on Form 10-K

(a)     (3)          See Item 15(b) of this Annual Report on Form 10-K.

(b)     The Exhibits required by Item 601 of regulation S-K are filed as Exhibits to this Annual Report on Form 10-K and indexed below immediately following Item 15(c), which index is incorporated herein by reference.

(c)     All Financial Statement Schedules are included in the Financial Statements and Supplementary Data under Item 15(a)(1) of this Annual Report on Form 10-K and incorporated herein by reference.

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibits that are indicated below as having been previously filed by RBC Bearings Incorporated with the SEC are incorporated herein by reference. Our Commission file number is 333-124824.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
10.1	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.2	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.3	RBC Bearings Incorporated Amended and Restated 2005 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2010).
10.4	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.5	Equity Purchase Agreement, dated March 26, 2015, by and between Roller Bearing Company of America, Inc. as Buyer, RBC Bearings Incorporated as Guarantor, and Dover Corporation (Canada) Limited and Dover Engineered Systems, Inc. as Sellers (filed as Exhibit 2.1 to Current Report on Form 8-K dated March 26, 2015).
10.6	Credit Agreement, dated April 24, 2015, among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated April 24, 2015).
10.7	Guarantee, dated April 24, 2015, by and between RBC Bearings Incorporated, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated April 24, 2015).
10.8	Security Agreement, dated April 24, 2015 by and between Roller Bearing Company of America, Inc., RBC Bearing Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).

10.9	Pledge Agreement, dated April 24, 2015, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).
10.10	Amendment No. 1 to Credit Agreement, dated as of January 31, 2019, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 5, 2019).
10.11	Restated and Amended Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8 K dated June 7, 2017).
10.12	Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated June 7, 2017).
10.13	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.14	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.15	Change in Control Letter Agreement for Joseph Salamunovich (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 30, 2018).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 23, 2019

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
Date: May 23, 2019

/s/ Ernest D. Hawkins Ernest D. Hawkins	Chief Accounting Officer
Date: May 23, 2019

/s/ Robert M. Sullivan Robert M. Sullivan	Corporate Controller
Date: May 23, 2019

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 23, 2019

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 23, 2019

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 23, 2019

/s/ Dr. Thomas J. O’Brien Dr. Thomas J. O’Brien	Director
Date: May 23, 2019

/s/ Edward D. Stewart Edward D. Stewart	Director
Date: May 23, 2019

/s/ Dr. Steven H. Kaplan Dr. Steven H. Kaplan	Director
Date: May 23, 2019