Form 10-Q
period 2019-06-29
RBC Bearings INC
filed 2019-08-01
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .

Commission File Number: 333-124824

RBC BEARINGS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center
Oxford, CT	06478
(Address of principal executive offices)	(Zip Code)

(203) 267-7001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ROLL	Nasdaq NMS

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No ☒

As of July 26, 2019, RBC Bearings Incorporated had 24,874,044 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements

RBC Bearings Incorporated
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 29, 2019	March 30, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,713	$29,884
Accounts receivable, net of allowance for doubtful accounts of $1,556 at June 29, 2019 and $1,430 at March 30, 2019	130,088	130,735
Inventory	342,921	335,001
Prepaid expenses and other current assets	8,719	7,661
Total current assets	514,441	503,281
Property, plant and equipment, net	215,189	207,895
Operating lease assets, net	26,451	—
Goodwill	261,432	261,431
Intangible assets, net of accumulated amortization of $48,385 at June 29, 2019 and $46,101 at March 30, 2019	154,113	155,641
Other assets	20,308	19,119
Total assets	$1,191,934	$1,147,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,635	$49,592
Accrued expenses and other current liabilities	42,813	40,537
Current operating lease liabilities	5,403	—
Total current liabilities	99,851	90,129
Deferred income taxes	8,014	6,862
Long-term debt, less current portion	26,267	43,179
Long-term operating lease liabilities	21,059	—
Other non-current liabilities	39,394	38,631
Total liabilities	194,585	178,801

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 29, 2019 and March 30, 2019; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 29, 2019 and March 30, 2019, respectively; issued shares: 25,698,042 and 25,607,196 at June 29, 2019 and March 30, 2019, respectively	257	256
Additional paid-in capital	383,732	378,655
Accumulated other comprehensive loss	(6,036)	(7,467)
Retained earnings	673,682	641,894
Treasury stock, at cost, 822,790 shares at June 29, 2019 and 752,913 shares at March 30, 2019	(54,286)	(44,772)
Total stockholders’ equity	997,349	968,566
Total liabilities and stockholders’ equity	$1,191,934	$1,147,367

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	$182,690	$175,985
Cost of sales	111,996	108,246
Gross margin	70,694	67,739
Operating expenses:
Selling, general and administrative	30,087	29,575
Other, net	2,117	2,166
Total operating expenses	32,204	31,741
Operating income	38,490	35,998
Interest expense, net	547	1,711
Other non-operating expense	169	1,034
Income before income taxes	37,774	33,253
Provision for income taxes	7,275	5,786
Net income	$30,499	$27,467
Net income per common share:
Basic	$1.24	$1.14
Diluted	$1.23	$1.12
Weighted average common shares:
Basic	24,501,707	24,140,778
Diluted	24,807,307	24,543,589

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net income	$30,499	$27,467
Pension and postretirement liability adjustments, net of taxes	178	194
Foreign currency translation adjustments	2,542	(4,061)
Total comprehensive income	$33,219	$23,600

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of taxes of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Stockholders’ Equity (continued)
(dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 31, 2018	25,123,694	$251	$339,148	$(2,285)	$536,978	(713,687)	$(39,540)	$834,552
Net income	—	—	—	—	27,467	—	—	27,467
Share-based compensation	—	—	3,766	—	—	—	—	3,766
Repurchase of common stock	—	—	—	—	—	(11,865)	(1,491)	(1,491)
Exercise of equity awards	100,142	2	6,416	—	—	—	—	6,418
Change in net prior service cost and actuarial losses, net of taxes of $58	—	—	—	194	—	—	—	194
Issuance of restricted stock	87,345	—	—	—	—	—	—	—
Impact from adoption of ASU 2014-09	—	—	—	—	(277)	—	—	(277)
Currency translation adjustments	—	—	—	(4,061)	—	—	—	(4,061)
Balance at June 30, 2018	25,311,181	$253	$349,330	$(6,152)	$564,168	(725,552)	$(41,031)	$866,568

See accompanying notes.

RBC Bearings Incorporated
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$30,499	$27,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,236	4,950
Deferred income taxes	1,153	2,470
Amortization of intangible assets	2,284	2,363
Amortization of deferred financing costs	99	329
Loss on extinguishment of debt	—	987
Stock-based compensation	4,802	3,766
Other non-cash charges	(11)	(36)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	815	178
Inventory	(7,423)	(7,182)
Prepaid expenses and other current assets	(1,052)	(114)
Other non-current assets	(1,041)	(1,304)
Accounts payable	1,986	(940)
Accrued expenses and other current liabilities	2,773	(739)
Other non-current liabilities	16	1,640
Net cash provided by operating activities	40,136	33,835

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,040)	(6,993)
Proceeds from sale of assets	2	1,843
Net cash used in investing activities	(12,038)	(5,150)

Cash flows from financing activities:
Proceeds received from revolving credit facility	—	149,250
Repayments of revolving credit facility	(17,000)	(10,500)
Repayments of term loans	—	(168,750)
Repayments of notes payable	(117)	(117)
Exercise of stock options	276	6,418
Repurchase of common stock	(9,514)	(1,491)
Net cash used in financing activities	(26,355)	(25,190)

Effect of exchange rate changes on cash	1,086	(2,002)

Cash and cash equivalents:
Increase during the period	2,829	1,493
Cash, at beginning of period	29,884	54,163
Cash, at end of period	$32,713	$55,656

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$489	$843
Interest	408	1,169

See accompanying notes.

RBC Bearings Incorporated
Notes to Unaudited Interim Consolidated Financial Statements
(dollars in thousands, except share and per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we”, “us”, “our”, “RBC”, “RBCA” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 29, 2019 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2020. The three-month periods ended June 29, 2019 and June 30, 2018 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended March 30, 2019. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02,
Leases (Topic 842)
. The core principle of this ASU is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a lease asset (right-of-use asset) representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted.

The Company adopted this accounting standard on March 31, 2019 and has elected the modified retrospective transition method which permits the application of the new lease standard at the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in the income statement on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred. The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases; an entity need not reassess the lease classification for any expired or existing leases; and an entity need not reassess initial direct costs for any existing leases. The Company has also elected the practical expedient which permits the inclusion of lease and nonlease components as a single component and account for it as a lease. This election has been made for all asset classes. We also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases which resulted in the extension of lease terms for certain existing leases.

The cumulative-effect of the changes made to the balance sheet on the first day of adoption resulted in the recognition of lease assets and lease liabilities for operating lease commitments of $27,378. The adoption of this accounting standard had no impact on the Company’s consolidated statement of operations, debt compliance or the captions on the consolidated statement of cash flows.

The Company determines if an arrangement is a lease at contract inception. For leases where the Company is the lessee, it recognizes lease assets and related lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. The lease term is the noncancellable period for which a lessee has the right to use an underlying asset, including periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For renewal options, the Company performs an assessment at commencement if it is reasonably likely to exercise the option. The assessment is based on the Company’s intentions, past practices, estimates and factors that create an economic incentive for the Company. Generally, the Company is not reasonably certain to exercise the renewal option in a lease contract, with the exception of some of our leased manufacturing facilities. While some of the Company’s leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so; therefore, the Company does not typically consider the termination option in its lease term at commencement.

Most of the Company’s leases do not provide an implicit interest rate. As a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred.

In February 2018, the FASB issued ASU No. 2018-02,
Income Statement – Reporting Comprehensive Income (Topic 220)
: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows companies to reclassify stranded tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. corporate statutory federal tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA’s enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. As a result of the Company’s adoption on March 31, 2019, the Company reclassified $1,289 from accumulated other comprehensive income to retained earnings, both of which are components of total stockholders’ equity. The adoption of this accounting standard had no impact on the Company’s consolidated statement of operations, debt compliance or the captions on the consolidated statement of cash flows.

Recent Accounting Standards Yet to Be Adopted

In January 2017, the FASB issued ASU No. 2017-04,
Intangibles—Goodwill and Other (Topic 350)
: Simplifying the Test for Goodwill Impairment. The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments –
Credit Losses (Topic 326)
, Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. This ASU is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company’s consolidated financial statements.

Other new pronouncements issued but not effective until after March 28, 2020 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three months ended June 29, 2019 and June 30, 2018 are as follows:

Principal End Markets:

	Three Months Ended
	June 29, 2019			June 30, 2018
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$67,306	$20,183	$87,489	$56,384	$22,141	$78,525
Roller	19,313	17,546	36,859	16,887	18,983	35,870
Ball	5,430	12,280	17,710	4,004	14,070	18,074
Engineered Products	24,270	16,362	40,632	27,216	16,300	43,516
	$116,319	$66,371	$182,690	$104,491	$71,494	$175,985

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $242,309 at June 29, 2019. The Company expects to recognize revenue on approximately 68% and 92% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period. As of June 29, 2019 and March 30, 2019, accounts receivable with customers, net, were $130,088 and $130,735 , respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the three-month period ended June 29, 2019:

Contract Assets - Current (1)

Balance at March 30, 2019	$1,895
Additional revenue recognized in excess of billings	1,028
Less: amounts billed to customers	(611)
Balance at June 29, 2019	$2,312

(1)	Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 30, 2019	$10,121
Payments received prior to revenue being recognized	2,977
Revenue recognized	(5,989)
Reclassification to/from noncurrent	214
Balance at June 29, 2019	$7,323

(2)	Included within accrued expenses and other current liabilities on the consolidated balance sheets.

Contract Liabilities – Noncurrent (3)

Balance at March 30, 2019	$587
Reclassification to/from current	(214)
Balance at June 29, 2019	$373

(3)	Included within other non-current liabilities on the consolidated balance sheets.

As of June 29, 2019, the Company does not have any contract assets classified as noncurrent on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 30, 2019	$(3,301)	$(4,166)	$(7,467)
Impact from adoption of ASU 2018-02	—	(1,289)	(1,289)
Other comprehensive income before reclassifications	2,542	—	2,542
Amounts reclassified from accumulated other comprehensive income	—	178	178
Net current period other comprehensive income	2,542	178	2,720
Balance at June 29, 2019	$(759)	$(5,277)	$(6,036)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 29, 2019	June 30, 2018

Net income	$30,499	$27,467

Denominator for basic net income per common share—weighted-average shares outstanding	24,501,707	24,140,778
Effect of dilution due to employee stock awards	305,600	402,811
Denominator for diluted net income per common share — weighted-average shares outstanding	24,807,307	24,543,589

Basic net income per common share	$1.24	$1.14

Diluted net income per common share	$1.23	$1.12

At June 29, 2019, 373,840 employee stock options and 86,040 restricted shares have been excluded from the calculation of diluted earnings per share. At June 30, 2018, 87,540 employee stock options and 204,175 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:
	June 29, 2019	March 30, 2019
Raw materials	$51,167	$48,690
Work in process	93,364	90,820
Finished goods	198,390	195,491
	$342,921	$335,001

8. Goodwill and Intangible Assets

Goodwill
	Roller	Plain	Ball	Engineered Products	Total
June 29, 2019	$16,007	$79,597	$5,623	$160,205	$261,432

Intangible Assets

		June 29, 2019		March 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$11,010	$50,878	$10,481
Customer relationships and lists	24	96,459	20,110	96,458	19,149
Trade names	10	15,959	7,799	15,959	7,447
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	10,665	5,726	10,534	5,540
Domain names	10	437	437	437	437
Other	2	3,097	2,581	2,473	2,325
		178,217	48,385	177,461	46,101
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	22	$202,498	$48,385	$201,742	$46,101

Amortization expense for definite-lived intangible assets for the three months ended June 29, 2019 and June 30, 2018 was $2,284 and $2,363 , respectively. Estimated amortization expense for the remaining nine months of fiscal 2020, the five succeeding fiscal years and thereafter is as follows:

2020	$5,958
2021	7,902
2022	7,783
2023	7,698
2024	7,570
2025	7,570
2026 and thereafter	85,351

9. Leases

The Company enters into operating leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment at varying dates from April 2019 to February 2038, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheet:

Operating Leases:	June 29, 2019
Lease assets:
Operating lease assets, net	$26,451

Lease liabilities:
Current operating lease liabilities	5,403
Long-term operating lease liabilities	21,059
Total operating lease liabilities	$26,462

The Company did not have any finance leases as of June 29, 2019. Cash paid included in the measurement of lease liabilities was $1,363. Lease assets obtained in exchange for new operating lease liabilities during the period were immaterial.

Operating lease expense for the three-month period ended June 29, 2019 was $1,837. Short-term and variable lease expense were immaterial.

Future undiscounted lease payments for the remaining lease terms, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$5,744
One to two years	5,023
Two to three years	3,371
Three to four years	2,777
Four to five years	1,633
Thereafter	14,639
Total future undiscounted lease payments	33,187
Less: imputed interest	(6,725)
Total operating lease liabilities	$26,462

The weighted-average remaining lease term on June 29, 2019 for our operating leases is 11.3 years. The weighted-average discount rate on June 29, 2019 for our operating leases is 4.4%.

10. Debt

The balances payable under all borrowing facilities are as follows:

	June 29, 2019	March 30, 2019
Revolver facility	$22,250	$39,250
Debt issuance costs	(1,813)	(1,912)
Other	6,306	6,308
Total debt	26,743	43,646
Less: current portion	476	467
Long-term debt	$26,267	$43,179

The current portion of long-term debt as of June 29, 2019 and March 30, 2019, respectively, includes the current portion of the Schaublin mortgage.

Credit Facility

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

Amounts outstanding under the Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA at each measurement date. Currently, the Company’s margin is 0.00% for base rate loans and 0.75% for LIBOR loans.

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1 .. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of June 29, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,850 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of June 29, 2019, $1,813 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $223,900 under the Revolver as of June 29, 2019.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for CHF 14,067 (approximately $14,910). Schaublin obtained a 20-year fixed-rate mortgage of CHF 9,300 (approximately $9,857) at an interest rate of 2.9%. The balance of the purchase price of CHF 4,767 (approximately $5,053) was paid from cash on hand. The balance on this mortgage as of June 29, 2019 was CHF 6,161, or $6,306 ..

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 2, 2016.

The effective income tax rates for the three-month periods ended June 29, 2019 and June 30, 2018, were 19.3% and 17.4%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities which decrease the rate and state income taxes which increase the rate.

The effective income tax rate for the three-month period ended June 29, 2019 of 19.3% includes $510 of tax benefit associated with share-based compensation, along with $241 tax benefit of other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without discrete items for the three-month period ended June 29, 2019 would have been 21.2%. The effective income tax rate for the three-month period ended June 30, 2018 of 17.4% includes discrete items of $1,330 tax benefit associated with shared based compensation and $74 tax benefit for the release of unrecognized tax positions associated with statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended June 30, 2018 would have been 21.6%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,246 ..

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

	Three Months Ended
	June 29, 2019	June 30, 2018
Net External Sales
Plain	$87,489	$78,525
Roller	36,859	35,870
Ball	17,710	18,074
Engineered Products	40,632	43,516
	$182,690	$175,985
Gross Margin
Plain	$34,114	$30,616
Roller	14,524	14,957
Ball	7,799	7,279
Engineered Products	14,257	14,887
	$70,694	$67,739
Selling, General & Administrative Expenses
Plain	$6,514	$6,362
Roller	1,614	1,624
Ball	1,633	1,602
Engineered Products	4,303	5,360
Corporate	16,023	14,627
	$30,087	$29,575
Operating Income
Plain	$26,825	$23,444
Roller	12,570	13,332
Ball	6,137	5,618
Engineered Products	9,002	8,877
Corporate	(16,044)	(15,273)
	$38,490	$35,998
Intersegment Sales
Plain	$1,847	$1,597
Roller	3,201	4,095
Ball	669	800
Engineered Products	10,822	9,138
	$16,539	$15,630

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer could result in a material reduction in our revenues and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuation or interruption of supply, and availability of raw materials, components and energy resources could materially increase our costs or reduce our revenues, cash flow from operations, and profitability; (f) our products are subject to certain approvals, and the loss of such approvals could materially reduce our revenues and profitability; (g) restrictions in our indebtedness agreements could limit our growth and our ability to respond to changing conditions; (h) work stoppages and other labor problems could materially reduce our ability to operate our business; (i) our business is capital-intensive and may consume cash in excess of cash flow from our operations; (j) unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) the costs and difficulties of integrating acquired businesses could impede our future growth; (m) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (n) our international operations are subject to risks inherent in such activities; (o) currency translation risks may have a material impact on our results of operations; (p) we may be required to make significant future contributions to our pension plan; (q) we may incur material losses for product liability and recall-related claims; (r) environmental regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (s) our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (t) cancellation of orders in our backlog of orders could negatively impact our revenues; (u) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (v) provisions in our charter documents may prevent or hinder efforts to acquire a controlling interest in us; (w) health care reform could adversely affect our operating results; (x) we may not pay cash dividends in the foreseeable future; (y) retirement of commercial aircraft could reduce our revenues; and (z) we may not achieve satisfactory operating results in the integration of acquired companies. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 30, 2019. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Ball Bearings
. We manufacture four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings which are used in high-speed rotational applications.

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
Developing innovative solutions
.
By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●
Expanding customer base and penetrating end markets
.
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

Outlook

Our net sales for the three-month period ended June 29, 2019 increased 3.8% compared to the same period last fiscal year. The increase in net sales was a result of a 11.3% increase in our aerospace markets partially offset by a 7.2% decrease in the industrial markets. The increase in aerospace sales was primarily due to commercial and defense business, both OEM and aftermarket. The decrease in industrial sales was driven by decreases in the mining, semiconductor, energy, and general industrial markets. Excluding $4.5 million of sales associated with the Miami division sold in fiscal 2019, overall net sales increased 6.5% year over year, driven by an increase of 16.3% in aerospace sales partially offset by a decrease of 7.2% in industrial sales. Our backlog, as of June 29, 2019, was $459.4 million compared to $419.2 million as of June 30, 2018.

Management believes that operating cash flows and available credit under the Revolver will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of June 29, 2019, we had cash and cash equivalents of $32.7 million of which approximately $26.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Results of Operations
(dollars in millions)

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Total net sales	$182.7	$176.0	$6.7	3.8%

Net income	$30.5	$27.5	$3.0	11.0%

Net income per common share: diluted	$1.23	$1.12
Weighted average common shares: diluted	24,807,307	24,543,589

Our net sales for the three-month period ended June 29, 2019 increased 3.8% compared to the same period last fiscal year. The increase in net sales was a result of a 11.3% increase in our aerospace markets partially offset by a 7.2% decrease in the industrial markets. The increase in aerospace sales was primarily due to commercial and defense business, both OEM and aftermarket. The decrease in industrial sales was driven by decreases in the mining, semiconductor, energy, and general industrial markets. Excluding $4.5 million of sales associated with the Miami division sold in fiscal 2019, overall net sales increased 6.5% year over year, driven by an increase of 16.3% in aerospace sales partially offset by a decrease of 7.2% in industrial sales.

Net income for the first quarter of fiscal 2020 was $30.5 million compared to $27.5 million for the same period last year. Net income for the first quarter of fiscal 2020 was affected by $0.3 million of after tax costs associated with losses on foreign exchange offset by $0.2 million of discrete tax benefit. Net income for the first quarter of fiscal 2019 was affected by $0.8 million of after tax cost associated with the loss on the extinguishment of debt offset by $0.2 million of after tax benefit associated with foreign exchange and discrete taxes.

Gross Margin

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Gross Margin	$70.7	$67.7	$3.0	4.4%
Gross Margin %	38.7%	38.5%

Gross margin increased $3.0 million, or 4.4%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. This increase was primarily driven by higher sales and cost efficiencies achieved during the period.

Selling, General and Administrative

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

SG&A	$30.1	$29.6	$0.5	1.7%
% of net sales	16.5%	16.8%

SG&A for the first quarter of fiscal 2020 was $30.1 million, or 16.5% of sales as compared to $29.6 million, or 16.8% of sales for the same period of fiscal 2019. The increase was primarily due to additional stock compensation costs of $1.0 million and other items of $0.1 million partially offset by $0.6 million of lower professional fees.

Other, Net

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Other, net	$2.1	$2.2	$(0.1)	(2.3)%
% of net sales	1.2%	1.2%

Other operating expenses for the first quarter of fiscal 2020 totaled $2.1 million compared to $2.2 million for the same period last year. For the first quarter of fiscal 2020, other operating expenses were comprised mainly of $2.3 million of amortization of intangible assets offset by $0.2 million of other income. Other operating expenses last year were comprised of $2.4 million of amortization of intangible assets offset by $0.2 million of other income.

Interest Expense, Net

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Interest expense, net	$0.5	$1.7	$(1.2)	(68.0)%
% of net sales	0.3%	1.0%

Interest expense, net, generally consists of interest charged on the Revolver and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net, was $0.5 million for the first quarter of fiscal 2020 compared to $1.7 million for the same period last year.

Other Non-Operating Expense

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Other non-operating expense	$0.2	$1.0	$(0.8)	(83.7)%
% of net sales	0.1%	0.6%

Other non-operating expenses were $0.2 million for the first quarter of fiscal 2020 compared to $1.0 million for the same period in the prior year. For the first quarter of fiscal 2020, other non-operating expenses were primarily comprised of $0.4 million of foreign exchange loss partially offset by $0.2 million of other items. Other non-operating expenses for the same period in the prior year were comprised primarily of $1.0 million in loss on early extinguishment of debt.

Income Taxes

	Three Months Ended
	June 29, 2019	June 30, 2018

Income tax expense	$7.3	$5.8
Effective tax rate	19.3%	17.4%

Income tax expense for the three-month period ended June 29, 2019 was $7.3 million compared to $5.8 million for the three-month period ended June 30, 2018. Our effective income tax rate for the three-month period ended June 29 2019 was 19.3% compared to 17.4% for the three-month period ended June 30, 2018. The effective income tax rate for the three-month period ended June 29, 2019 of 19.3% includes $0.5 million of tax benefit associated with share-based compensation
along with $0.2 million of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits and other items for the three-month period ended June 29, 2019 would have been 21.2%. The effective income tax rate for the three-month period ended June 30, 2018 of 17.4% included $1.3 million of tax benefit associated with share-based compensation
and $0.1 million tax benefit associated with the release of unrecognized tax positions associated with the statute of limitations expiration.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Total net sales	$87.5	$78.5	$9.0	11.4%

Gross margin	$34.1	$30.6	$3.5	11.4%
Gross margin %	39.0%	39.0%

SG&A	$6.5	$6.4	$0.1	2.4%
% of segment net sales	7.4%	8.1%

Net sales increased $9.0 million, or 11.4%, for the three months ended June 29, 2019 compared to the same period last year. The 11.4% increase was primarily driven by an increase of 19.4% in our aerospace markets offset by a 8.8% decrease in the industrial markets. The increase in aerospace sales was mainly due to commercial and defense aerospace OEM. The decrease in industrial sales was mostly driven by the mining and distribution markets.

Gross margin as a percentage of sales was 39.0% for the first quarter of fiscal 2020 compared to 39.0% for the same period last year.

Roller Bearing Segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Total net sales	$36.9	$35.9	$1.0	2.8%

Gross margin	$14.5	$15.0	$(0.5)	(2.9)%
Gross margin %	39.4%	41.7%

SG&A	$1.6	$1.6	$0.0	(0.6)%
% of segment net sales	4.4%	4.5%

Net sales increased $1.0 million, or 2.8%, for the three months ended June 29, 2019 compared to the same period last year. Our aerospace markets increased 14.4% while our industrial markets decreased by 7.6%. The increase in aerospace was driven by the commercial OEM and distribution markets. The decrease in industrial sales was due to mining and energy markets.

Gross margin for the three months ended June 29, 2019 was $14.5 million, or 39.4% of sales, compared to $15.0 million, or 41.7%, in the comparable period in fiscal 2019. This decrease in the gross margin was primarily due to product mix during the period.

Ball Bearing Segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Total net sales	$17.7	$18.1	$(0.4)	(2.0)%

Gross margin	$7.8	$7.3	$0.5	7.1%
Gross margin %	44.0%	40.3%

SG&A	$1.6	$1.6	$0.0	1.9%
% of segment net sales	9.2%	8.9%

Net sales decreased by $0.4 million for the first quarter of fiscal 2020 compared to the same period last year. Our industrial markets decreased 12.7% while our aerospace markets increased 35.6%. The decrease in industrial was primarily due to the semiconductor, energy, and general industrial markets. The increase in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percentage of sales was 44.0% of sales for the first quarter of fiscal 2020 as compared to 40.3% for the same period last year. The increase in margin percentage was a result of cost efficiencies achieved and product mix during the period.

Engineered Products Segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

Total net sales	$40.6	$43.5	$(2.9)	(6.6)%

Gross margin	$14.3	$14.9	$(0.6)	(4.2)%
Gross margin %	35.1%	34.2%

SG&A	$4.3	$5.4	$(1.1)	(19.7)%
% of segment net sales	10.6%	12.3%

Net sales decreased $2.9 million, or 6.6%, for the first three months of fiscal 2020 compared to the same period last year. Our aerospace markets decreased 10.8% while our industrial markets increased 0.4%. Excluding $4.5 million of sales associated with our Miami division sold during fiscal 2019, net sales increased 4.1% for the first three months of fiscal 2020 compared to the same period last year, with a 6.9% increase in aerospace sales and a 0.4% increase in industrial sales. The increase in aerospace sales was primarily driven by the commercial OEM and aftermarket.

Gross margin as a percentage of sales increased to 35.1% for the first quarter of fiscal 2020 compared to 34.2% for the same period last year. This increase was primarily attributable to product mix during the period.

Corporate:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change

SG&A	$16.0	$14.6	$1.4	9.5%
% of total net sales	8.8%	8.3%

Corporate SG&A increased $1.4 million, or 9.5% for the first quarter of fiscal 2020 compared to the same period last year. This was primarily due to an increase of $1.0 million in stock compensation expenses and $1.0 million in personnel related expenses partially offset by $0.6 million of professional fees.

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

Liquidity

As of June 29, 2019, we had cash and cash equivalents of $32.7 million of which approximately $26.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of June 29, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of June 29, 2019, $1.8 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $223.9 million under the Revolver as of June 29, 2019.

Other Notes Payable

On October 1, 2012, one of our foreign divisions, Schaublin, purchased the land and building, that it occupied and had been leasing for CHF 14.1 million (approximately $14.9 million). Schaublin obtained a 20-year fixed-rate mortgage of CHF 9.3 million (approximately $9.9 million) at an interest rate of 2.9%. The balance of the purchase price of CHF 4.8 million (approximately $5.1 million) was paid from cash on hand. The balance on this mortgage as of June 29, 2019 was CHF 6.2 million, or $6.3 million.

Cash Flows

Three-Month Period Ended June 29, 2019 Compared to the Three-Month Period Ended June 30, 2018

The following table summarizes our cash flow activities:

	FY20	FY19	$ Change
Net cash provided by (used in):
Operating activities	$40.1	$33.8	$6.3
Investing activities	(12.0)	(5.1)	(6.9)
Financing activities	(26.4)	(25.2)	(1.2)
Effect of exchange rate changes on cash	1.1	(2.0)	3.1
Increase in cash and cash equivalents	$2.8	$1.5	$1.3

During fiscal 2020, we generated cash of $40.1 million from operating activities compared to generating cash of $33.8 million for fiscal 2019. The increase of $6.3 million for fiscal 2020 was mainly a result of the favorable impact of the net change in operating assets and liabilities of $4.6 million and an increase in net income of $3.0 million offset by non-cash charges of $1.3 million. The favorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being provided by working capital items as detailed in the table below, while the reduction of non-cash charges resulted from a decrease of $1.3 million in deferred taxes, $0.2 million of amortization of deferred financing costs, $1.0 million from extinguishment of debt, and $0.1 million of amortization of intangible assets offset by an increase in depreciation of $0.3 million and $1.0 million of stock-based compensation charges.

The following chart summarizes the favorable change in operating assets and liabilities of $4.6 million for fiscal 2020 versus fiscal 2019 and the unfavorable change of $13.8 million for fiscal 2019 versus fiscal 2018.

	FY20	FY19
Cash provided by (used in):
Accounts receivable	$0.6	$2.5
Inventory	(0.2)	(5.7)
Prepaid expenses and other current assets	(0.9)	(1.3)
Other non-current assets	0.3	(0.9)
Accounts payable	2.9	(3.9)
Accrued expenses and other current liabilities	3.5	(6.5)
Other non-current liabilities	(1.6)	2.0
Total change in operating assets and liabilities:	$4.6	$(13.8)

During fiscal 2020, we used $12.0 million for investing activities as compared to $5.1 million for fiscal 2019. This increase in cash used was attributable to an increase of $5.0 million in capital expenditures as compared to the first quarter of fiscal 2019 and a reduction of $1.9 million in proceeds received in fiscal 2020 from the sale of assets.

During fiscal 2020, we used $26.4 million from financing activities compared to using $25.2 million for fiscal 2019. This increase in cash used was primarily attributable to $8.0 million of additional treasury stock purchases and $6.2 million fewer proceeds from the exercise of stock options offset by $13.0 million less payments made on the Term Loan and Revolver compared to the prior year.

Capital Expenditures

Our capital expenditures were $12.0 million for the three-month period ended June 29, 2019. In addition, we expect to make additional capital expenditures of $20.0 to $25.0 million during fiscal 2020 in connection with our existing business. We expect to fund fiscal 2020 capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2019 Annual Report, incorporated by reference in our fiscal 2019 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2020 other than those described within Note 2 of the unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 29, 2019, we had no significant off-balance sheet arrangements other than $3.9 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates.
Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 8% of our net sales were impacted by foreign currency fluctuations for the first three months of fiscal 2020 compared to approximately 9% of our net sales for the same period in fiscal 2019. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of June 29, 2019, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 29, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2019, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three-month period ended June 29, 2019. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 30, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On May 21, 2019, the Board authorized us to repurchase up to $100.0 million of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. This repurchase authorization terminates and replaces the $50.0 million stock repurchase program authorized by the Board in 2013.

Total share repurchases under the 2019 plan for the three months ended June 29, 2019 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/31/2019 – 04/27/2019	—	$—	—	$100,000
04/28/2019 – 05/25/2019	—	—	—	100,000
05/26/2019 – 06/29/2019	18,649	154.45	18,649	$97,120
Total	18,649	$154.45	18,649

Total share repurchases under the 2013 plan prior to its termination on May 21, 2019 for the three months ended June 29, 2019 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
03/31/2019 – 04/27/2019	50,421	$129.28	50,421	$9,092
04/28/2019 – 05/25/2019	807	142.11	807	—
05/26/2019 – 06/29/2019	—	—	—	$—
Total	51,228	$129.48	51,228

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 1, 2019

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	August 1, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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