Form 10-Q
period 2019-09-28
RBC Bearings INC
filed 2019-11-01
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019

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

As of October 25, 2019, RBC Bearings Incorporated had 25,019,989 shares of Common Stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 28, 2019	March 30, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$36,398	$29,884
Accounts receivable, net of allowance for doubtful accounts of $1,670 at September 28, 2019 and $1,430 at March 30, 2019	129,618	130,735
Inventory	353,995	335,001
Prepaid expenses and other current assets	13,939	7,661
Total current assets	533,950	503,281
Property, plant and equipment, net	220,063	207,895
Operating lease assets, net	28,442	—
Goodwill	276,798	261,431
Intangible assets, net of accumulated amortization of $50,693 at September 28, 2019 and $46,101 at March 30, 2019	165,733	155,641
Other assets	21,574	19,119
Total assets	$1,246,560	$1,147,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,788	$49,592
Accrued expenses and other current liabilities	34,573	40,070
Current operating lease liabilities	5,769	—
Current portion of long-term debt	12,774	467
Total current liabilities	103,904	90,129
Deferred income taxes	11,239	6,862
Long-term debt, less current portion	25,003	43,179
Long-term operating lease liabilities	22,708	—
Other non-current liabilities	41,868	38,631
Total liabilities	204,722	178,801

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 28, 2019 and March 30, 2019, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 28, 2019 and March 30, 2019, respectively; issued shares: 25,842,617 and 25,607,196 at September 28, 2019 and March 30, 2019, respectively	258	256
Additional paid-in capital	398,975	378,655
Accumulated other comprehensive loss	(7,727)	(7,467)
Retained earnings	704,952	641,894
Treasury stock, at cost, 824,838 shares and 752,913 shares at September 28, 2019 and March 30, 2019, respectively	(54,620)	(44,772)
Total stockholders’ equity	1,041,838	968,566
Total liabilities and stockholders’ equity	$1,246,560	$1,147,367

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$181,909	$172,916	$364,599	$348,901
Cost of sales	110,795	105,097	222,791	213,343
Gross margin	71,114	67,819	141,808	135,558
Operating expenses:
Selling, general and administrative	30,774	29,326	60,861	58,901
Other, net	3,031	2,609	5,148	4,775
Total operating expenses	33,805	31,935	66,009	63,676
Operating income	37,309	35,884	75,799	71,882
Interest expense, net	473	1,446	1,020	3,157
Other non-operating expense	195	336	364	1,370
Income before income taxes	36,641	34,102	74,415	67,355
Provision for income taxes	5,371	3,991	12,646	9,777
Net income	$31,270	$30,111	$61,769	$57,578
Net income per common share:
Basic	$1.27	$1.24	$2.52	$2.38
Diluted	$1.26	$1.22	$2.49	$2.34
Weighted average common shares:
Basic	24,584,369	24,325,754	24,543,038	24,233,266
Diluted	24,905,173	24,719,056	24,856,561	24,635,146

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$31,270	$30,111	$61,769	$57,578
Pension and postretirement liability adjustments, net of taxes	178	194	356	388
Foreign currency translation adjustments	(1,869)	440	673	(3,621)
Total comprehensive income	$29,579	$30,745	$62,798	$54,345

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of taxes of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349
Net income	—	—	—	—	31,270	—	—	31,270
Share-based compensation	—	—	5,059	—	—	—	—	5,059
Repurchase of common stock	—	—	—	—	—	(2,048)	(334)	(334)
Exercise of equity awards	138,898	1	10,184	—	—	—	—	10,185
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock	5,677	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(1,869)	—	—	—	(1,869)
Balance at September 28, 2019	25,842,617	$258	$398,975	$(7,727)	$704,952	(824,838)	$(54,620)	$1,041,838

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$61,769	$57,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,729	10,021
Deferred income taxes	898	3,442
Amortization of intangible assets	4,593	4,931
Amortization of deferred financing costs	207	555
Loss on extinguishment of debt	-	987
Share-based compensation	9,861	7,805
Other non-cash charges	75	(54)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,303	(3,123)
Inventory	(13,125)	(20,023)
Prepaid expenses and other current assets	(5,617)	(5,041)
Other non-current assets	(1,777)	(3,110)
Accounts payable	678	3,229
Accrued expenses and other current liabilities	(5,760)	397
Other non-current liabilities	(216)	271
Net cash provided by operating activities	64,618	57,865

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,216)	(17,746)
Proceeds from sale of assets	300	1,874
Acquisition of business	(33,842)	-
Net cash used in investing activities	(53,758)	(15,872)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	9,435	149,250
Proceeds received from term loans	15,383	-
Repayments of revolving credit facilities	(30,000)	(30,500)
Repayments of term loans	-	(168,750)
Repayments of notes payable	(235)	(237)
Finance fees paid in connection with credit facilities and term loans	(276)	-
Exercise of stock options	10,461	19,409
Repurchase of common stock	(9,848)	(3,531)
Net cash used in financing activities	(5,080)	(34,359)

Effect of exchange rate changes on cash	734	(1,432)

Cash and cash equivalents:
Increase during the period	6,514	6,202
Cash, at beginning of period	29,884	54,163
Cash, at end of period	$36,398	$60,365

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$17,147	$11,697
Interest	759	2,535

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

The results of operations for the three and six-month periods ended September 28, 2019 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2020. The three-month periods ended September 28, 2019 and September 29, 2018 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

Recent Accounting Standards Yet to Be Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. This ASU is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company’s consolidated financial statements.

Other new pronouncements issued but not effective until after March 28, 2020 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three and six-month periods ended September 28, 2019 and September 29, 2018 are as follows:

Principal End Markets

	Three Months Ended
	September 28, 2019			September 29, 2018
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$70,287	$19,720	$90,007	$57,821	$19,659	$77,480
Roller	17,643	14,942	32,585	18,155	18,845	37,000
Ball	5,086	12,338	17,424	5,017	13,021	18,038
Engineered Products	24,368	17,525	41,893	25,517	14,881	40,398
	$117,384	$64,525	$181,909	$106,510	$66,406	$172,916

	Six Months Ended
	September 28, 2019			September 29, 2018
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$137,593	$39,903	$177,496	$114,205	$41,800	$156,005
Roller	36,956	32,488	69,444	35,042	37,828	72,870
Ball	10,516	24,618	35,134	9,021	27,091	36,112
Engineered Products	48,638	33,887	82,525	52,733	31,181	83,914
	$233,703	$130,896	$364,599	$211,001	$137,900	$348,901

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $259,181 at September 28, 2019. The Company expects to recognize revenue on approximately 70% and 94% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Contract Balances

The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the consolidated balance sheets.

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

These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period. As of September 28, 2019 and March 30, 2019, accounts receivable with customers, net, were $129,618 and $130,735, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the six-month period ended September 28, 2019:

Contract Assets - Current (1)

Balance at March 30, 2019	$1,895
Additional revenue recognized in excess of billings	1,867
Less: amounts billed to customers	(1,604)
Balance at September 28, 2019	$2,158
(1) Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 30, 2019	$10,121
Payments received prior to revenue being recognized	5,256
Revenue recognized	(10,058)
Reclassification (to)/from noncurrent	47
Balance at September 28, 2019	$5,366
(2) Included within accrued expenses and other current liabilities on the consolidated balance sheets.

Contract Liabilities – Noncurrent (3)

Balance at March 30, 2019	$587
Reclassification (to)/from current	(47)
Balance at September 28, 2019	$540
(3) Included within other non-current liabilities on the consolidated balance sheets.

As of September 28, 2019, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 30, 2019	$(3,301)	$(4,166)	$(7,467)
Impact from adoption of ASU 2018-02	—	(1,289)	(1,289)
Other comprehensive income before reclassifications	673	—	673
Amounts reclassified from accumulated other comprehensive income	—	356	356
Net current period other comprehensive income	673	356	1,029
Balance at September 28, 2019	$(2,628)	$(5,099)	$(7,727)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net income	$31,270	$30,111	$61,769	$57,578

Denominator for basic net income per common share—weighted-average shares outstanding	24,584,369	24,325,754	24,543,038	24,233,266
Effect of dilution due to employee stock awards	320,804	393,302	313,523	401,880
Denominator for diluted net income per common share — weighted-average shares outstanding	24,905,173	24,719,056	24,856,561	24,635,146

Basic net income per common share	$1.27	$1.24	$2.52	$2.38

Diluted net income per common share	$1.26	$1.22	$2.49	$2.34

At September 28, 2019, 209,040 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At September 29, 2018, 212,835 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	September 28, 2019	March 30, 2019
Raw materials	$52,693	$48,690
Work in process	96,063	90,820
Finished goods	205,239	195,491
Inventory	$353,995	$335,001

8. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 30, 2019	$16,007	$79,597	$5,623	$160,204	$261,431
Translation adjustments	—	—	—	(258)	(258)
Acquisition (1)	—	—	—	15,625	15,625
September 28, 2019	$16,007	$79,597	$5,623	$175,571	$276,798

(1) Includes the assets acquired as part of the Company's acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019, which is discussed further in Note 13.

Intangible Assets

		September 28, 2019		March 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$11,537	$50,878	$10,481
Customer relationships and lists (2)	23	109,512	21,170	96,458	19,149
Trade names	10	16,315	8,165	15,959	7,447
Distributor agreements	5	722	722	722	722
Patents and trademarks (2)	15	10,937	5,842	10,534	5,540
Domain names	10	437	437	437	437
Other	2	3,344	2,820	2,473	2,325
		192,145	50,693	177,461	46,101
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	21	$216,426	$50,693	$201,742	$46,101

(2) Includes the assets acquired as part of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019, which is discussed further in Note 13.

Amortization expense for definite-lived intangible assets for the three and six-month periods ended September 28, 2019 were $2,309 and $4,593, respectively, compared to $2,568 and $4,931 for the three and six-month periods ended September 29, 2018, respectively. Estimated amortization expense for the remaining six months of fiscal 2020, the five succeeding fiscal years and thereafter is as follows:

2020	$4,878
2021	9,543
2022	9,423
2023	9,341
2024	8,018
2025	7,664
2026 and thereafter	92,585

9.  Leases

The Company enters into operating leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from October 2019 to February 2038, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheet:

Operating Leases:	September 28, 2019
Lease assets:
Operating lease assets, net	$28,442

Lease liabilities:
Current operating lease liabilities	5,769
Long-term operating lease liabilities	22,708
Total operating lease liabilities	$28,477

The Company did not have any finance leases as of September 28, 2019. Cash paid included in the measurement of lease liabilities was $1,368 and $2,731 for the three and six-month periods ended September 28, 2019, respectively. Lease assets obtained in exchange for new operating lease liabilities were $3,191 and $3,369 for the three and six-month periods ended September 28, 2019, respectively.

Operating lease expense was $1,651 and $3,488 for the three and six-month periods ended September 28, 2019, respectively. Short-term and variable lease expense were immaterial for both the three and six-month periods ended September 28, 2019.

Future undiscounted lease payments for the remaining lease terms as of September 28, 2019, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$6,009
One to two years	5,209
Two to three years	3,714
Three to four years	2,726
Four to five years	2,131
Thereafter	15,426
Total future undiscounted lease payments	35,215
Less: imputed interest	(6,738)
Total operating lease liabilities	$28,477

The weighted-average remaining lease term on September 28, 2019 for our operating leases is 11.5 years. The weighted-average discount rate on September 28, 2019 for our operating leases is 4.3%.

10. Debt

The balances payable under all borrowing facilities are as follows:

	September 28, 2019	March 30, 2019
Domestic revolving facility	$9,250	$39,250
Foreign term loan	15,129	—
Foreign revolving facility	9,279	—
Debt issuance costs	(1,978)	(1,912)
Other	6,097	6,308
Total debt	37,777	43,646
Less: current portion	12,774	467
Long-term debt	$25,003	$43,179

The current portion of long-term debt as of September 28, 2019 includes the current portion of the foreign term loan, foreign revolving facility and the Schaublin mortgage, all of which are discussed below in further detail.

Domestic Credit Facility

On January 31, 2019, the Company amended the 2015 credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “2015 Credit Agreement”). The 2015 Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250,000 revolving credit facility (the “Revolver”) in place of the revolver provided in the 2015 Credit Agreement. The Revolver expires on January 31, 2024. Debt issuance costs associated with the Amended Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the 2015 Credit Agreement.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of September 28, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,850 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of September 28, 2019, $1,715 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $236,900 under the Revolver as of September 28, 2019.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign divisions, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Schaublin Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 13, and (ii) provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on August 15, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Schaublin Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the credit agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 2.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of September 28, 2019, Schaublin was in compliance with all such covenants.

Schaublin's parent company, Schaublin Holding, has guaranteed Schaublin’s obligations under the Foreign Credit Agreements. Schaublin Holding's guaranty and the Foreign Credit Agreements are secured by a pledge of the capital stock of Schaublin. In addition, the Foreign Term Loan is secured with pledges of the capital stock of the top company and the three operating companies in the Swiss Tool System group of companies.

As of September 28, 2019, there was approximately $9,279 outstanding under the Foreign Revolver and approximately $15,129 outstanding under the Foreign Term Loan. As of September 28, 2019, approximately $263 in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $5,850 under the Foreign Revolver as of September 28, 2019.

Schaublin’s required future annual principal payments for the next five years and thereafter are $0 for fiscal 2020, approximately $12,305 for fiscal 2021, approximately $3,026 for each year from fiscal 2022 through fiscal 2024 and approximately $3,025 thereafter.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of September 28, 2019 was approximately $6,097.

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

The effective income tax rates for the three-month periods ended September 28, 2019 and September 29, 2018, were 14.7% and 11.7%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities which decrease the rate and state income taxes which increase the rate.

The effective income tax rate for the three-month period ended September 28, 2019 of 14.7% includes $2,529 of tax benefit associated with share-based compensation. The effective income tax rate without this benefit and other items would have been 21.3%. The effective income tax rate for the three-month period ended September 29, 2018 of 11.7% includes $3,176 of tax benefit associated with share-based compensation. The effective income tax rate without this benefit and other items would have been 20.9%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,246.

Income tax expense for the six-month period ended September 28, 2019 was $12,646 compared to $9,777 for the six-month period ended September 29, 2018. Our effective income tax rate for the six-month period ended September 28, 2019 was 17.0% compared to 14.5% for the six-month period ended September 29, 2018. The effective income tax rate for the six-month period ended September 28, 2019 of 17.0% includes $3,039 of tax benefit associated with share-based compensation and $241 of tax benefit associated with other permanent adjustments from filing the Company's fiscal 2018 foreign tax returns. The effective income tax rate without these benefits and other items for the six-month period ended September 28, 2019 would have been 21.3%. The effective income tax rate for the six-month period ended September 29, 2018 of 14.5% included $4,506 of tax benefits associated with share-based compensation. The effective income tax rate without this benefit and other items for the six-month period ended September 29, 2018 would have been 21.3%.

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

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net External Sales
Plain	$90,007	$77,480	$177,496	$156,005
Roller	32,585	37,000	69,444	72,870
Ball	17,424	18,038	35,134	36,112
Engineered Products	41,893	40,398	82,525	83,914
	$181,909	$172,916	$364,599	$348,901
Gross Margin
Plain	$35,700	$30,867	$69,814	$61,483
Roller	13,396	16,270	27,920	31,227
Ball	7,503	7,408	15,302	14,687
Engineered Products	14,515	13,274	28,772	28,161
	$71,114	$67,819	$141,808	$135,558
Selling, General & Administrative Expenses
Plain	$6,534	$6,160	$13,048	$12,522
Roller	1,647	1,556	3,261	3,180
Ball	1,574	1,609	3,207	3,211
Engineered Products	4,434	5,076	8,737	10,436
Corporate	16,585	14,925	32,608	29,552
	$30,774	$29,326	$60,861	$58,901
Operating Income
Plain	$28,255	$23,955	$55,080	$47,399
Roller	11,734	14,702	24,304	28,034
Ball	5,907	5,750	12,044	11,368
Engineered Products	8,423	7,520	17,425	16,397
Corporate	(17,010)	(16,043)	(33,054)	(31,316)
	$37,309	$35,884	$75,799	$71,882
Intersegment Sales
Plain	$1,509	$1,643	$3,356	$3,240
Roller	4,023	3,074	7,224	7,169
Ball	916	762	1,585	1,562
Engineered Products	10,751	9,978	21,573	19,116
	$17,199	$15,457	$33,738	$31,087

All intersegment sales are eliminated in consolidation.

13. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33,842 (CHF 33,000), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1,325), inventory ($5,963), other current assets ($586), fixed assets ($3,487), intangible assets ($13,635), operating lease assets ($2,851), other non-current assets ($154), accounts payable ($562), other current liabilities ($894), operating lease liabilities ($2,851), deferred tax liabilities ($3,480) and noncurrent liabilities ($2,085). The purchase price allocation, which resulted in goodwill of approximately $15,625, is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) The loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries; (g) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (r) we may be required to make significant future contributions to our pension plan; (s) we may incur material losses for product liability and recall-related claims; (t) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (u) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (v) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (w) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (x) litigation could adversely affect our financial condition; (y) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (z) risks associated with utilizing information technology systems could adversely affect our operations. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 30, 2019. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 43 facilities, of which 33 are manufacturing facilities in four countries, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision-engineered bearings and components through the following efforts:

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

Outlook

Our net sales for the three-month period ended September 28, 2019 increased 5.2% compared to the same period last fiscal year. The increase in net sales was a result of a 10.2% increase in aerospace sales partially offset by a decrease of 2.8% in industrial sales. Excluding $3.9 million of sales associated with the Miami division sold in fiscal 2019, aerospace sales increased 14.4% year over year. The increase in aerospace markets was primarily due to the commercial and defense OEM and aftermarket business. Excluding $1.5 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 5.0% year over year. The decrease in industrial sales was driven by energy and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 6.8% year over year. Our backlog as of September 28, 2019 was $473.2 million compared to $429.9 million as of September 29, 2018.

The Company expects net sales to be approximately $177.0 million to $179.0 million in the third quarter of fiscal 2020. This would result in a growth rate of 3.2% to 4.4% on a year-over-year basis and 3.6% to 4.7% excluding $2.9 million in sales associated with our Miami division, which was sold in the third quarter of fiscal 2019, and $2.5 million of sales associated with Swiss Tool, which we acquired in the second quarter of fiscal 2020. The third quarter will be impacted by approximately four to five fewer production and shipping days due to the holiday schedule.

Management believes that operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of September 28, 2019, we had cash and cash equivalents of $36.4 million of which approximately $18.2 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Total net sales	$181.9	$172.9	$9.0	5.2%

Net income	$31.3	$30.1	$1.2	3.8%

Net income per common share: diluted	$1.26	$1.22
Weighted average common shares: diluted	24,905,173	24,719,056

Our net sales for the three-month period ended September 28, 2019 increased 5.2% compared to the same period last fiscal year. The increase in net sales was a result of a 10.2% increase in aerospace sales partially offset by a decrease of 2.8% in industrial sales. Excluding $3.9 million of sales associated with the Miami division sold in fiscal 2019, aerospace sales increased 14.4% year over year. The increase in aerospace markets was primarily due to the commercial and defense OEM and aftermarket business. Excluding $1.5 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 5.0% year over year. The decrease in industrial sales was driven by energy and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 6.8% year over year.

Net income for the second quarter of fiscal 2020 was $31.3 million compared to $30.1 million for the same period last year. Net income for the second quarter of fiscal 2020 was affected by $2.5 million of tax benefit associated with share-based compensation partially offset by $0.8 million of after-tax costs associated with the acquisition of Swiss Tool, $0.1 million of losses on foreign exchange and $0.1 million of other discrete tax losses. Net income for the second quarter of fiscal 2019 was affected by $3.2 million of tax benefit associated with share-based compensation.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Total net sales	$364.6	$348.9	$15.7	4.5%

Net income	$61.8	$57.6	$4.2	7.3%

Net income per common share: diluted	$2.49	$2.34
Weighted average common shares: diluted	24,856,561	24,635,146

Net sales increased $15.7 million or 4.5% for the six-month period ended September 28, 2019 over the same period last year. The increase in net sales was mainly the result of a 10.8% increase in aerospace sales partially offset by a 5.1% decrease in industrial sales. Excluding $8.4 million of sales associated with the Miami division in fiscal 2019, aerospace sales increased 15.3% year over year. The increase in aerospace sales was primarily due to commercial and defense OEM and aftermarket business. Excluding $1.5 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 6.1% year over year. The decrease in industrial sales was primarily due to mining, energy, and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 6.6% year over year.

Net income for the six months ended September 28, 2019 was $61.8 million compared to $57.6 million for the same period last year. The net income of $61.8 million in fiscal 2020 was impacted by $3.0 million of tax benefits associated with share-based compensation and $0.2 million of discrete tax benefits partially offset by $0.8 million of after-tax cost associated with the acquisition of Swiss Tool and $0.3 million of loss on foreign exchange. The net income of $57.6 million in fiscal 2019 was impacted by $4.5 million of tax benefits associated with share-based compensation and $0.1 million associated with foreign exchange and discrete taxes and $0.8 million of after-tax cost associated with the loss on the extinguishment of debt.

Gross Margin

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Gross Margin	$71.1	$67.8	$3.3	4.9%
Gross Margin %	39.1%	39.2%

Gross margin increased $3.3 million, or 4.9%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. This was mainly driven by higher sales achieved during the current period. The exclusion of the Miami division in fiscal 2020 also benefited gross margin percentage compared to the prior period.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Gross Margin	$141.8	$135.6	$6.2	4.6%
Gross Margin %	38.9%	38.9%

Gross margin increased $6.2 million or 4.6% for the first six months of fiscal 2020 compared to the same period last year. The increase year over year is primarily a result of higher sales achieved during the period. The exclusion of the Miami division in fiscal 2020 also benefited gross margin percentage compared to the prior period.

Selling, General and Administrative

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

SG&A	$30.8	$29.3	$1.5	4.9%
% of net sales	16.9%	17.0%

SG&A expenses increased by $1.5 million to $30.8 million for the second quarter of fiscal 2020 as compared to $29.3 million for the second quarter of fiscal 2019. This increase was mainly driven by $1.0 million of additional share-based compensation expense, $0.4 million of personnel-related expenses, and $0.1 million of other costs. As a percentage of sales, SG&A was 16.9% for the second quarter of fiscal 2020 compared to 17.0% for the same period last year.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

SG&A	$60.9	$58.9	$2.0	3.3%
% of net sales	16.7%	16.9%

SG&A expenses increased by $2.0 million to $60.9 million for the first six months of fiscal 2020 compared to $58.9 million for the same period last year. This increase is primarily due to $2.0 million of additional share-based compensation.

Other, Net

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Other, net	$3.0	$2.6	$0.4	16.2%
% of net sales	1.7%	1.5%

Other operating expenses for the second quarter of fiscal 2020 totaled $3.0 million compared to $2.6 million for the same period last year. For the second quarter of fiscal 2020, other operating expenses were comprised mainly of $2.3 million of amortization of intangible assets and $0.9 million of costs associated with the acquisition of Swiss Tool, partially offset by $0.2 million of other income. For the second quarter of fiscal 2019, other operating expenses were comprised mainly of $2.6 million of amortization of intangible assets.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Other, net	$5.1	$4.8	$0.3	7.8%
% of net sales	1.4%	1.4%

Other operating expenses for the first six months of fiscal 2020 totaled $5.1 million compared to $4.8 million for the same period last year. For the first six months of fiscal 2020, other operating expenses were comprised mainly of $4.6 million in amortization of intangibles and $0.9 million of costs associated with the acquisition of Swiss Tool, partially offset by $0.4 million of other income. For the first six months of fiscal 2019, other operating expenses were comprised mainly of $4.9 million in amortization of intangibles offset by $0.1 million of other income.

Interest Expense, Net

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Interest expense, net	$0.5	$1.4	$(0.9)	(67.3)%
% of net sales	0.3%	0.8%

Interest expense, net, generally consists of interest charged on the Company’s bank credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity” below). Interest expense, net was $0.5 million for the second quarter of fiscal 2020 compared to $1.4 million for the same period last year. The Company had total debt of $37.8 million at September 28, 2019 compared to $124.5 million at September 29, 2018.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Interest expense, net	$1.0	$3.2	$(2.2)	(67.7)%
% of net sales	0.3%	0.9%

Interest expense, net was $1.0 million for the first six months of fiscal 2020 compared to $3.2 million for the first six months of fiscal 2019.

Income Taxes

	Three Months Ended
	September 28, 2019	September 29, 2018

Income tax expense (benefit)	$5.4	$4.0
Effective tax rate	14.7%	11.7%

Income tax expense for the three-month period ended September 28, 2019 was $5.4 million compared to $4.0 million for the three-month period ended September 29, 2018. Our effective income tax rate for the three-month period ended September 28, 2019 was 14.7% compared to 11.7% for the three-month period ended September 29, 2018. The effective income tax rate for the three-month period ended September 28, 2019 of 14.7% includes $2.5 million of tax benefit associated with share-based compensation. The effective income tax rate without these benefits and other items for the three-month period ended September 28, 2019 would have been 21.3%. The effective income tax rate for the three-month period ended September 29, 2018 of 11.7% includes $3.2 million of tax benefit associated with share-based compensation. The effective income tax rate without this benefit and other items for the three-month period ended September 29, 2018 would have been 20.9%.

	Six Months Ended
	September 28, 2019	September 29, 2018

Income tax expense (benefit)	$12.6	$9.8
Effective tax rate	17.0%	14.5%

Income tax expense for the six-month period ended September 28, 2019 was $12.6 million compared to $9.8 million for the six-month period ended September 29, 2018. Our effective income tax rate for the six-month period ended September 28, 2019 was 17.0% compared to 14.5% for the six-month period ended September 29, 2018. The effective income tax rate for the six-month period ended September 28, 2019 of 17.0% includes $3.0 million of tax benefit associated with share-based compensation and $0.2 million of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits and other items for the six-month period ended September 28, 2019 would have been 21.3%. The effective income tax rate for the six-month period ended September 29, 2018 of 14.5% includes $4.5 million of tax benefits associated with share-based compensation. The effective income tax rate without this benefit and other items for the six-month period ended September 29, 2018 would have been 21.3%.

Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33.8 million (CHF 33.0 million), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1.3 million), inventory ($6.0 million), other current assets ($0.6 million), fixed assets ($3.5 million), intangible assets ($13.6 million), operating lease assets ($2.9 million), other non-current assets ($0.2 million), accounts payable ($0.6 million), other current liabilities ($0.9 million), operating lease liabilities ($2.9 million), deferred tax liabilities ($3.5 million) and noncurrent liabilities ($2.0 million). The purchase price allocation, which resulted in goodwill of approximately $15.6 million, is not deductible for tax purposes and is subject to change pending final valuation of the asset and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$90.0	$77.5	$12.5	16.2%

Gross margin	$35.7	$30.9	$4.8	15.7%
Gross margin %	39.7%	39.8%

SG&A	$6.5	$6.2	$0.3	6.1%
% of segment net sales	7.3%	8.0%

Net sales increased $12.5 million, or 16.2%, for the three months ended September 28, 2019 compared to the same period last year. The 16.2% increase was primarily driven by an increase of 21.6% in our aerospace markets and a 0.3% increase in our industrial markets. The increase in aerospace was primarily due to commercial and defense, both OEM and aftermarket.

Gross margin as a percent of sales was 39.7% for the second quarter of fiscal 2020 compared to 39.8% for the same period last year.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$177.5	$156.0	$21.5	13.8%

Gross margin	$69.8	$61.5	$8.3	13.6%
Gross margin %	39.3%	39.4%

SG&A	$13.0	$12.5	$0.5	4.2%
% of segment net sales	7.4%	8.0%

Net sales increased $21.5 million, or 13.8%, for the six months ended September 28, 2019 compared to the same period last year. The 13.8% increase was primarily driven by an increase of 20.5% in our aerospace markets partially offset by a 4.5% decrease in the industrial markets. The increase in aerospace was primarily due to commercial and defense, both OEM and aftermarket. The decrease in industrial sales was mostly driven by the mining, distribution and the general industrial markets.

Gross margin as a percent of sales decreased to 39.3% for the first six months of fiscal 2020 compared to 39.4% for the same period last year.

Roller Bearing Segment

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$32.6	$37.0	$(4.4)	(11.9)%

Gross margin	$13.4	$16.3	$(2.9)	(17.7)%
Gross margin %	41.1%	44.0%

SG&A	$1.6	$1.6	$0.0	5.8%
% of segment net sales	5.1%	4.2%

Net sales decreased $4.4 million, or 11.9% for the three months ended September 28, 2019 compared to the same period last year. Our industrial markets decreased 20.7%, while our aerospace markets decreased 2.8%. The decrease in industrial sales was primarily in our mining, energy and general industrial markets while the decrease in aerospace was primarily in our defense OEM market.

Gross margin for the three months ended September 28, 2019 was $13.4 million, or 41.1% of sales, compared to $16.3 million, or 44.0%, in the comparable period in fiscal 2019. This decrease in the gross margin percentage was primarily due to product mix during the period.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$69.4	$72.9	$(3.5)	(4.7)%

Gross margin	$27.9	$31.2	$(3.3)	(10.6)%
Gross margin %	40.2%	42.9%

SG&A	$3.3	$3.2	$0.1	2.5%
% of segment net sales	4.7%	4.4%

Net sales decreased $3.5 million, or 4.7%, for the six months ended September 28, 2019 compared to the same period last year. Our industrial markets decreased 14.1% while our aerospace markets increased by 5.5%. The decrease in industrial sales was primarily due to mining, energy and general industrial market activity while the increase in aerospace was driven by the commercial OEM and distribution markets.

Gross margin for the six months ended September 28, 2019 was $27.9 million, or 40.2% of sales, compared to $31.2 million, or 42.9%, in the comparable period in fiscal 2019. This decrease in the gross margin percentage was primarily due to product mix during the period.

Ball Bearing Segment

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$17.4	$18.0	$(0.6)	(3.4)%

Gross margin	$7.5	$7.4	$0.1	1.3%
Gross margin %	43.1%	41.1%

SG&A	$1.6	$1.6	$(0.0)	(2.2)%
% of segment net sales	9.0%	8.9%

Net sales decreased $0.6 million, or 3.4%, for the second quarter of fiscal 2020 compared to the same period last year. Our industrial markets decreased 5.2% while our aerospace markets increased 1.4% during the period. The decrease in industrial sales was a result of general industrial markets partially offset by the semiconductor market. The increase in aerospace sales was primarily in the defense OEM market.

Gross margin as a percent of sales increased to 43.1% for the second quarter of fiscal 2020 compared to 41.1% for the same period last year. The increase in margin percentage was a result of cost efficiencies achieved during the period.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$35.1	$36.1	$(1.0)	(2.7)%

Gross margin	$15.3	$14.7	$0.6	4.2%
Gross margin %	43.6%	40.7%

SG&A	$3.2	$3.2	$(0.0)	(0.1)%
% of segment net sales	9.1%	8.9%

Net sales decreased $1.0 million, or 2.7%, for the six months ended September 28, 2019 compared to the same period last year. Our industrial market sales decreased 9.1% while sales to our aerospace markets increased 16.6%. The decrease in industrial sales was mainly driven by the general industrial markets while the increase in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percent of sales increased to 43.6% for the six months ended September 28, 2019 compared to 40.7% for the same period last year. The increase was primarily due to cost efficiencies achieved during the period.

Engineered Products Segment

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$41.9	$40.4	$1.5	3.7%

Gross margin	$14.5	$13.3	$1.2	9.3%
Gross margin %	34.6%	32.9%

SG&A	$4.4	$5.1	$(0.7)	(12.6)%
% of segment net sales	10.6%	12.6%

Net sales increased $1.5 million, or 3.7%, for the second quarter of fiscal 2020 compared to the same period last year. Our industrial sales increased 17.8% while our aerospace sales decreased 4.5%. Excluding $3.9 million of sales associated with our Miami division sold in fiscal 2019, aerospace sales increased 12.6%. The increase in aerospace sales was primarily driven by the commercial and defense OEM markets. Excluding $1.5 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, industrial sales increased 8.0% year over year. The increase in industrial sales was driven by the marine business. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 10.7% compared to the same period last year.

Gross margin as a percent of sales increased to 34.6% for the second quarter of fiscal 2020 compared to 32.9% for the same period last year. This increase is primarily due to product mix.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

Total net sales	$82.5	$83.9	$(1.4)	(1.7)%

Gross margin	$28.8	$28.2	$0.6	2.2%
Gross margin %	34.9%	33.6%

SG&A	$8.7	$10.4	$(1.7)	(16.3)%
% of segment net sales	10.6%	12.4%

Net sales decreased $1.4 million, or 1.7%, for the six months ended September 28, 2019 compared to the same period last year. Our aerospace sales decreased 7.8% which was partially offset by an 8.7% increase in industrial sales during the period. Excluding $8.4 million of sales associated with our Miami division sold in fiscal 2019, aerospace sales increased 9.7% year over year. The increase in aerospace sales was primarily driven by the commercial and defense OEM markets. Excluding $1.5 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, industrial sales increased 4.0% year over year. The increase in industrial sales was driven by the marine business. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 7.3% year over year.

Gross margin as a percent of sales increased to 34.9% for the six months ended September 28, 2019 compared to 33.6% for the same period last year. This increase is primarily due to product mix.

Corporate

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

SG&A	$16.6	$14.9	$1.7	11.1%
% of total net sales	9.1%	8.6%

Corporate SG&A increased $1.7 million for the three months ended September 28, 2019 compared to the same period last year due to $1.0 million of additional share-based compensation expenses and $0.7 million of additional personnel-related costs.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change

SG&A	$32.6	$29.6	$3.0	10.3%
% of total net sales	8.9%	8.5%

Corporate SG&A increased $3.0 million for the six months ended September 28, 2019 compared to the same period last year due to $2.0 million of additional share-based compensation expenses and $1.5 million of additional personnel-related costs partially offset by a reduction of $0.5 million of professional costs.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth in part through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolver and Foreign Revolver will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of September 28, 2019, we had cash and cash equivalents of $36.4 million of which approximately $18.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Domestic Credit Facility

On January 31, 2019, the Company amended the 2015 credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “2015 Credit Agreement”). The 2015 Credit Agreement as so amended (the “Amended Credit Agreement”) now provides the Company with a $250.0 million revolving credit facility (the “Revolver”) in place of the revolver provided in the 2015 Credit Agreement. The Revolver expires on January 31, 2024. Debt issuance costs associated with the Amended Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the 2015 Credit Agreement.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of September 28, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of September 28, 2019, $1.7 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $236.9 million under the Revolver as of September 28, 2019.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign divisions, Schaublin SA ("Schaublin"), entered into two separate credit agreements (the "Schaublin Credit Agreements") with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 13, and (ii) provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the "Foreign Term Loan"), which expires on August 15, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the "Foreign Revolver"), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Schaublin Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the credit agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 2.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of September 28, 2019, Schaublin was in compliance with all such covenants.

Schaublin’s parent company, Schaublin Holding, has guaranteed Schaublin’s obligations under the Foreign Credit Agreements. Schaublin Holding’s guaranty and the Foreign Credit Agreements are secured by a pledge of the capital stock of Schaublin. In addition, the Foreign Term Loan is secured with pledges of the capital stock of the top company and the three operating companies in the Swiss Tool System group of companies.

As of September 28, 2019, there was approximately $9.3 million outstanding under the Foreign Revolver and approximately $15.1 million outstanding under the Foreign Term Loan. As of September 28, 2019, approximately $0.3 million in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $5.9 million under the Foreign Revolver as of September 28, 2019.

Schaublin’s required future annual principal payments for the next five years and thereafter are $0 for fiscal 2020, approximately $12.3 million for fiscal 2021, approximately $3.0 million for each year from fiscal 2022 through fiscal 2024 and approximately $3.0 million thereafter.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of September 28, 2019 was approximately $6.1 million.

Cash Flows

Six-Month Period Ended September 28, 2019 Compared to the Six-Month Period Ended September 29, 2018

The following table summarizes our cash flow activities:

	FY20	FY19	$ Change
Net cash provided by (used in):
Operating activities	$64.6	$57.9	$6.7
Investing activities	(53.8)	(15.9)	(37.9)
Financing activities	(5.0)	(34.4)	29.4
Effect of exchange rate changes on cash	0.7	(1.4)	2.1
Increase in cash and cash equivalents	$6.5	$6.2	$0.3

During the first six months of fiscal 2020, we generated cash of $64.6 million from operating activities compared to generating cash of $57.9 million for fiscal 2019. The increase of $6.7 million for fiscal 2020 was mainly a result of the favorable impact of the net change in operating assets and liabilities of $3.8 million and an increase in net income of $4.2 million offset by non-cash charges of $1.3 million. The favorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being provided by working capital items as detailed in the table below, while the reduction of non-cash charges resulted from a decrease of $2.5 million in deferred taxes, $0.3 million of amortization of deferred financing costs, $1.0 million from extinguishment of debt, and $0.3 million of amortization of intangible assets offset by an increase in depreciation of $0.7 million, $2.0 million of share-based compensation charges, and $0.1 million of other non-cash charges.

The following chart summarizes the favorable change in operating assets and liabilities of $3.8 million for fiscal 2020 versus fiscal 2019 and the unfavorable change of $26.7 million for fiscal 2019 versus fiscal 2018.

	FY20	FY19
Cash provided by (used in):
Accounts receivable	$5.4	$(3.5)
Inventory	6.9	(13.2)
Prepaid expenses and other current assets	(0.5)	(6.7)
Other non-current assets	1.3	(0.8)
Accounts payable	(2.6)	(0.8)
Accrued expenses and other current liabilities	(6.2)	0.5
Other non-current liabilities	(0.5)	(2.2)
Total change in operating assets and liabilities:	$3.8	$(26.7)

During fiscal 2020, we used $53.8 million for investing activities as compared to $15.9 million for fiscal 2019. This increase in cash used was attributable to the $33.8 million acquisition of Swiss Tool in fiscal 2020, an increase of $2.5 million in capital expenditures and a reduction of $1.6 million in proceeds received in fiscal 2020 from the sale of assets.

During fiscal 2020, we used $5.0 million from financing activities compared to using $34.4 million for fiscal 2019. This decrease in cash used was primarily attributable to proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool and $20.0 million less payments made on outstanding debt, partially offset by $8.9 million fewer proceeds from the exercise of stock options, $6.3 million of additional treasury stock purchases, and $0.2 million of finance fees paid in connection with the credit facilities.

Capital Expenditures

Our capital expenditures were $20.2 million for the six-month period ended September 28, 2019. In addition, we expect to make additional capital expenditures of $12.0 to $17.0 million during fiscal 2020 in connection with our existing business. We expect to fund fiscal 2020 capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2019 Annual Report, incorporated by reference in our fiscal 2019 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2020 other than those described within Note 2 of the unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 28, 2019, we had no significant off-balance sheet arrangements other than $3.9 million of outstanding standby letters of credit, all of which were under the Revolver.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under our credit agreements. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate.

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 8% of our net sales were impacted by foreign currency fluctuations for the three-month period ended September 28, 2019 compared to 8% for the same period in the prior year. Approximately 8% of our net sales were impacted by foreign currency fluctuations for the six-month period ended September 28, 2019 compared to 8% for the same period in the prior year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of September 28, 2019, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 28, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2019, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the three-month period ended September 28, 2019. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended March 30, 2019.

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

Total share repurchases under the 2019 plan for the three months ended September 28, 2019 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/30/2019 – 07/27/2019	2,018	$162.95	2,018	$96,791
07/28/2019 – 08/24/2019	-	-	-	96,791
08/25/2019 – 09/28/2019	30	169.85	30	$96,786
Total	2,048	$163.11	2,048

The 2013 plan was terminated on May 21, 2019, therefore, there were no share repurchases during the three months ended September 28, 2019 under the plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
4.1	Description of Capital Stock
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 1, 2019

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	November 1, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Description of Capital Stock
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.