Form 10-Q
period 2019-12-28
RBC Bearings INC
filed 2020-02-04
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

As of January 31, 2020, RBC Bearings Incorporated had 25,039,691 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 28, 2019	March 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,328	$29,884
Accounts receivable, net of allowance for doubtful accounts of $1,749 at December 28, 2019 and $1,430 at March 30, 2019	121,847	130,735
Inventory	362,138	335,001
Prepaid expenses and other current assets	10,423	7,661
Total current assets	554,736	503,281
Property, plant and equipment, net	222,599	207,895
Operating lease assets, net	29,644	—
Goodwill	277,381	261,431
Intangible assets, net of accumulated amortization of $53,172 at December 28, 2019 and $46,101 at March 30, 2019	163,860	155,641
Other assets	24,297	19,119
Total assets	$1,272,517	$1,147,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,209	$49,592
Accrued expenses and other current liabilities	35,388	40,070
Current operating lease liabilities	6,756	—
Current portion of long-term debt	6,649	467
Total current liabilities	99,002	90,129
Deferred income taxes	10,521	6,862
Long-term debt, less current portion	16,160	43,179
Long-term operating lease liabilities	22,982	—
Other non-current liabilities	44,646	38,631
Total liabilities	193,311	178,801

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 28, 2019 and March 30, 2019, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 28, 2019 and March 30, 2019, respectively; issued shares: 25,863,146 and 25,607,196 at December 28, 2019 and March 30, 2019, respectively	259	256
Additional paid-in capital	405,725	378,655
Accumulated other comprehensive loss	(5,925)	(7,467)
Retained earnings	735,467	641,894
Treasury stock, at cost, 835,087 shares and 752,913 shares at December 28, 2019 and March 30, 2019, respectively	(56,320)	(44,772)
Total stockholders’ equity	1,079,206	968,566
Total liabilities and stockholders’ equity	$1,272,517	$1,147,367

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net sales	$177,019	$171,453	$541,618	$520,354
Cost of sales	106,308	103,326	329,099	316,669
Gross margin	70,711	68,127	212,519	203,685
Operating expenses:
Selling, general and administrative	30,719	29,142	91,580	88,043
Other, net	2,526	19,147	7,674	23,922
Total operating expenses	33,245	48,289	99,254	111,965
Operating income	37,466	19,838	113,265	91,720
Interest expense, net	466	1,197	1,486	4,354
Other non-operating expense	217	(386)	581	984
Income before income taxes	36,783	19,027	111,198	86,382
Provision for income taxes	6,268	2,849	18,914	12,626
Net income	$30,515	$16,178	$92,284	$73,756
Net income per common share:
Basic	$1.24	$0.66	$3.75	$3.03
Diluted	$1.22	$0.65	$3.71	$2.99
Weighted average common shares:
Basic	24,699,461	24,457,555	24,595,179	24,308,029
Diluted	24,981,480	24,800,647	24,898,635	24,693,015

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income	$30,515	$16,178	$92,284	$73,756
Pension and postretirement liability adjustments, net of taxes	178	194	534	582
Foreign currency translation adjustments	1,624	(1,137)	2,297	(4,758)
Total comprehensive income	$32,317	$15,235	$95,115	$69,580

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of taxes of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349
Net income	—	—	—	—	31,270	—	—	31,270
Share-based compensation	—	—	5,059	—	—	—	—	5,059
Repurchase of common stock	—	—	—	—	—	(2,048)	(334)	(334)
Exercise of equity awards	138,898	1	10,184	—	—	—	—	10,185
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock	5,677	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(1,869)	—	—	—	(1,869)
Balance at September 28, 2019	25,842,617	$258	$398,975	$(7,727)	$704,952	(824,838)	$(54,620)	$1,041,838
Net income	—	—	—	—	30,515	—	—	30,515
Share-based compensation	—	—	5,135	—	—	—	—	5,135
Repurchase of common stock	—	—	—	—	—	(10,249)	(1,700)	(1,700)
Exercise of equity awards	18,419	1	1,615	—	—	—	—	1,616
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock	2,110	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,624	—	—	—	1,624
Balance at December 28, 2019	25,863,146	$259	$405,725	$(5,925)	$735,467	(835,087)	$(56,320)	$1,079,206

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$92,284	$73,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,209	14,931
Deferred income taxes	249	(884)
Amortization of intangible assets	7,066	7,331
Amortization of deferred financing costs	365	780
Loss on extinguishment of debt	-	987
Share-based compensation	14,996	11,709
Consolidation and restructuring charges	-	16,786
Other non-cash charges	90	(50)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,283	(3,076)
Inventory	(20,739)	(31,953)
Prepaid expenses and other current assets	(2,049)	(3,140)
Other non-current assets	(6,426)	(2,368)
Accounts payable	22	(320)
Accrued expenses and other current liabilities	(4,092)	(3,142)
Other non-current liabilities	2,937	(2,334)
Net cash provided by operating activities	111,195	79,013

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,562)	(29,205)
Proceeds from sale of assets	300	1,904
Proceeds from sale of business	-	22,284
Acquisition of business	(33,842)	-
Net cash used in investing activities	(61,104)	(5,017)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	9,435	149,250
Proceeds received from term loans	15,383	-
Repayments of revolving credit facilities	(45,411)	(40,500)
Repayments of term loans	-	(168,750)
Repayments of notes payable	(352)	(354)
Finance fees paid in connection with credit facilities and term loans	(276)	-
Exercise of stock options	12,077	20,661
Repurchase of common stock	(11,548)	(4,711)
Net cash used in financing activities	(20,692)	(44,404)

Effect of exchange rate changes on cash	1,045	(2,058)

Cash and cash equivalents:
Increase during the period	30,444	27,534
Cash, at beginning of period	29,884	54,163
Cash, at end of period	$60,328	$81,697

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$21,569	$16,601
Interest	1,029	3,111

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three- and nine-month periods ended December 28, 2019 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2020. The three-month periods ended December 28, 2019 and December 29, 2018 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

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

The Company adopted this accounting standard on March 31, 2019 and has elected the modified retrospective transition method, which permits the application of the new lease standard at the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in the income statement on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred. The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases; an entity need not reassess the lease classification for any expired or existing leases; and an entity need not reassess initial direct costs for any existing leases. The Company has also elected the practical expedient that permits the inclusion of lease and nonlease components as a single component and account for it as a lease; this election has been made for all asset classes. We also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases, which resulted in the extension of lease terms for certain existing leases.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. corporate statutory federal tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA’s enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. As a result of the Company’s adoption on March 31, 2019, the Company reclassified $1,289 from accumulated other comprehensive income to retained earnings, both of which are components of total stockholders’ equity. The adoption of this accounting standard had no impact on the Company’s consolidated statement of operations, debt compliance or the captions on the consolidated statement of cash flows.

Recent Accounting Standards Yet to Be Adopted

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with a new expected credit loss impairment model. The new model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model will require entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. This ASU is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of this standard update is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU also attempts to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company’s consolidated financial statements.

Other new pronouncements issued but not effective until after March 28, 2020 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three- and nine-month periods ended December 28, 2019 and December 29, 2018 are as follows:

Principal End Markets

	Three Months Ended
	December 28, 2019			December 29, 2018
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$67,753	$19,123	$86,876	$58,733	$20,573	$79,306
Roller	17,332	14,497	31,829	17,763	17,078	34,841
Ball	6,103	12,372	18,475	5,513	11,207	16,720
Engineered Products	24,958	14,881	39,839	23,670	16,916	40,586
	$116,146	$60,873	$177,019	$105,679	$65,774	$171,453

	Nine Months Ended
	December 28, 2019			December 29, 2018
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$205,346	$59,026	$264,372	$172,938	$62,373	$235,311
Roller	54,288	46,985	101,273	52,805	54,906	107,711
Ball	16,619	36,990	53,609	14,534	38,298	52,832
Engineered Products	73,596	48,768	122,364	76,403	48,097	124,500
	$349,849	$191,769	$541,618	$316,680	$203,674	$520,354

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract under Accounting Standards Codification (ASC) 606 for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of many of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient that allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $263,231 at December 28, 2019. The Company expects to recognize revenue on approximately 73% and 94% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period. As of December 28, 2019 and March 30, 2019, accounts receivable with customers, net, were $121,847 and $130,735, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the nine-month period ended December 28, 2019:

Contract Assets - Current (1)

Balance at March 30, 2019	$1,895
Additional revenue recognized in excess of billings	3,298
Less: amounts billed to customers	(2,661)
Balance at December 28, 2019	$2,532

(1)	Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 30, 2019	$10,121
Payments received prior to revenue being recognized	9,223
Revenue recognized	(13,143)
Reclassification (to)/from noncurrent	(482)
Balance at December 28, 2019	$5,719

(2) Included within accrued expenses and other current liabilities on the consolidated balance sheets. During the first nine months of fiscal 2020, the Company recognized revenues of $7,319 that were included in the contract liability balance at March 30, 2019.

Contract Liabilities – Noncurrent (3)

Balance at March 30, 2019	$587
Payments received prior to revenue being recognized	454
Reclassification (to)/from current	482
Balance at December 28, 2019	$1,523

(3)	Included within other non-current liabilities on the consolidated balance sheets.

As of December 28, 2019, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheet.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 30, 2019	$(3,301)	$(4,166)	$(7,467)
Impact from adoption of ASU 2018-02	—	(1,289)	(1,289)
Other comprehensive income before reclassifications	2,297	—	2,297
Amounts reclassified from accumulated other comprehensive income	—	534	534
Net current period other comprehensive income	2,297	534	2,831
Balance at December 28, 2019	$(1,004)	$(4,921)	$(5,925)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018

Net income	$30,515	$16,178	$92,284	$73,756

Denominator for basic net income per common share—weighted-average shares outstanding	24,699,461	24,457,555	24,595,179	24,308,029
Effect of dilution due to employee stock awards	282,019	343,092	303,456	384,986
Denominator for diluted net income per common share — weighted-average shares outstanding	24,981,480	24,800,647	24,898,635	24,693,015

Basic net income per common share	$1.24	$0.66	$3.75	$3.03

Diluted net income per common share	$1.22	$0.65	$3.71	$2.99

At December 28, 2019, 217,470 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At December 29, 2018, 221,315 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 28, 2019	March 30, 2019
Raw materials	$52,193	$48,690
Work in process	97,162	90,820
Finished goods	212,783	195,491
	$362,138	$335,001

8. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 30, 2019	$16,007	$79,597	$5,623	$160,204	$261,431
Translation adjustments	—	—	—	(5)	(5)
Acquisition (1)	—	—	—	15,955	15,955
December 28, 2019	$16,007	$79,597	$5,623	$176,154	$277,381

(1)	Includes the assets acquired as part of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019, which is discussed further in Note 13.

Intangible Assets

		December 28, 2019		March 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$12,066	$50,878	$10,481
Customer relationships and lists (2)	23	109,328	22,380	96,458	19,149
Trade names	10	16,321	8,534	15,959	7,447
Distributor agreements	5	722	722	722	722
Patents and trademarks (2)	15	11,215	5,923	10,534	5,540
Domain names	10	437	437	437	437
Other	2	3,850	3,110	2,473	2,325
		192,751	53,172	177,461	46,101
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	21	$217,032	$53,172	$201,742	$46,101

(2)	Includes the assets acquired as part of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019, which is discussed further in Note 13.

Amortization expense for definite-lived intangible assets for the three- and nine-month periods ended December 28, 2019 were $2,473 and $7,066, respectively, compared to $2,400 and $7,331 for the three- and nine-month periods ended December 29, 2018, respectively. Estimated amortization expense for the remaining three months of fiscal 2020, the five succeeding fiscal years and thereafter is as follows:

2020	$2,414
2021	9,632
2022	9,512
2023	9,428
2024	8,523
2025	7,652
2026 and thereafter	92,418

9. Leases

The Company enters into operating leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from January 2020 to February 2038, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheet:

Operating Leases:	December 28, 2019
Lease assets:
Operating lease assets, net	$29,644

Lease liabilities:
Current operating lease liabilities	6,756
Long-term operating lease liabilities	22,982
Total operating lease liabilities	$29,738

The Company did not have any finance leases as of December 28, 2019. Cash paid included in the measurement of lease liabilities was $1,504 and $4,235 for the three- and nine-month periods ended December 28, 2019, respectively. Lease assets obtained in exchange for new operating lease liabilities were $1,592 and $4,961 for the three- and nine-month periods ended December 28, 2019, respectively.

Operating lease expense was $1,867 and $5,355 for the three- and nine-month periods ended December 28, 2019, respectively. Short-term and variable lease expense were immaterial for both the three- and nine-month periods ended December 28, 2019.

Future undiscounted lease payments for the remaining lease terms as of December 28, 2019, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$5,961
One to two years	5,090
Two to three years	3,647
Three to four years	3,196
Four to five years	2,507
Thereafter	17,174
Total future undiscounted lease payments	37,575
Less: imputed interest	(7,837)
Total operating lease liabilities	$29,738

The weighted-average remaining lease term on December 28, 2019 for our operating leases is 11.6 years. The weighted-average discount rate on December 28, 2019 for our operating leases is 4.8%.

10. Debt

The balances payable under all borrowing facilities are as follows:

	December 28, 2019	March 30, 2019
Domestic revolving facility	$—	$39,250
Foreign term loan	15,377	—
Foreign revolving facility	3,178	—
Debt issuance costs	(1,824)	(1,912)
Other	6,078	6,308
Total debt	22,809	43,646
Less: current portion	6,649	467
Long-term debt	$16,160	$43,179

The current portion of long-term debt as of December 28, 2019 includes the current portion of the foreign term loan, foreign revolving facility and the Schaublin mortgage, all of which are discussed below in further detail.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of December 28, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,850 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of December 28, 2019, $1,616 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246,150 under the Revolver as of December 28, 2019.

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

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of December 28, 2019, Schaublin was in compliance with all such covenants.

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

As of December 28, 2019, there was approximately $3,178 outstanding under the Foreign Revolver and approximately $15,377 outstanding under the Foreign Term Loan. As of December 28, 2019, approximately $208 in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $12,199 under the Foreign Revolver as of December 28, 2019.

Schaublin’s required future annual principal payments for the next five years and thereafter are $0 for fiscal 2020, approximately $6,254 for fiscal 2021, approximately $3,075 for each year from fiscal 2022 through fiscal 2024 and approximately $3,076 thereafter.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of December 28, 2019 was approximately $6,078.

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

The effective income tax rates for the three-month periods ended December 28, 2019 and December 29, 2018, were 17.0% and 15.0%. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities which decrease the rate and state income taxes which increase the rate.

The effective income tax rate for the three-month period ended December 28, 2019 of 17.0% includes $857 of tax benefit associated with share-based compensation. The third quarter provision for fiscal 2020 was also impacted by $567 of tax benefit associated with the decrease in the Company’s unrecognized tax positions related to the statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended December 28, 2019 would have been 20.9%. The effective income tax rate for the three-month period ended December 29, 2018 of 15.0% includes $4,048 of tax benefit associated with the sale of the Miami division. The third quarter provision for fiscal 2019 was also impacted by $1,469 of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The third quarter provision for fiscal 2019 also includes $943 tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $558 of tax benefit associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 29, 2018 would have been 22.3%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to credits and state tax, is estimated to be approximately $487.

Income tax expense for the nine-month period ended December 28, 2019 was $18,914 compared to $12,626 for the nine-month period ended December 29, 2018. Our effective income tax rate for the nine-month period ended December 28, 2019 was 17.0% compared to 14.6% for the nine-month period ended December 29, 2018. The effective income tax rate for the nine-month period ended December 28, 2019 of 17.0% includes $3,896 of tax benefit associated with share-based compensation and $477 of tax benefit associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration and $241 of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without this benefit and other items for the nine-month period ended December 28, 2019 would have been 21.2%. The effective income tax rate for the nine-month period ended December 29, 2018 of 14.6% includes $4,048 of tax benefit associated with the sale of the Miami division. The effective income tax rate was also impacted by $1,510 of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to items associated with the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective rate was also impacted by $943 of tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $5,063 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the nine-month period ended December 29, 2018 would have been 21.6%.

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

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net External Sales
Plain	$86,876	$79,306	$264,372	$235,311
Roller	31,829	34,841	101,273	107,711
Ball	18,475	16,720	53,609	52,832
Engineered Products	39,839	40,586	122,364	124,500
	$177,019	$171,453	$541,618	$520,354
Gross Margin
Plain	$35,016	$31,921	$104,830	$93,404
Roller	14,048	14,631	41,968	45,858
Ball	8,184	6,861	23,486	21,548
Engineered Products	13,463	14,714	42,235	42,875
	$70,711	$68,127	$212,519	$203,685
Selling, General & Administrative Expenses
Plain	$6,726	$6,475	$19,774	$18,997
Roller	1,632	1,559	4,893	4,739
Ball	1,598	1,656	4,805	4,867
Engineered Products	4,410	4,795	13,147	15,231
Corporate	16,353	14,657	48,961	44,209
	$30,719	$29,142	$91,580	$88,043
Operating Income
Plain	$27,503	$25,044	$82,583	$72,443
Roller	12,427	13,049	36,731	41,083
Ball	6,579	5,164	18,623	16,532
Engineered Products	8,274	(8,082)	25,699	8,315
Corporate	(17,317)	(15,337)	(50,371)	(46,653)
	$37,466	$19,838	$113,265	$91,720
Intersegment Sales
Plain	$1,638	$1,285	$4,994	$4,525
Roller	3,498	3,602	10,722	10,771
Ball	585	740	2,170	2,302
Engineered Products	11,449	9,284	33,022	28,400
	$17,170	$14,911	$50,908	$45,998

The net loss of $16,802 related to the sale of the Miami division during the third quarter of fiscal 2019 is included within the Engineered Products segment. All intersegment sales are eliminated in consolidation.

13. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33,842 (CHF 33,000), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1,325), inventory ($5,963), other current assets ($586), fixed assets ($3,487), intangible assets ($13,236), operating lease assets ($2,851), other non-current assets ($154), accounts payable ($562), other current liabilities ($894), operating lease liabilities ($2,851), deferred tax liabilities ($3,411) and noncurrent liabilities ($2,085). The purchase price allocation, which resulted in goodwill of approximately $15,955, is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

14. Subsequent Events

On January 31, 2020, the Company sold its property located in Houston, Texas for approximately $8,000. The transaction will be recorded in the fourth quarter of fiscal 2020.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) The loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries; (g) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (r) we may be required to make significant future contributions to our pension plan; (s) we may incur material losses for product liability and recall-related claims; (t) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (u) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (v) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (w) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (x) litigation could adversely affect our financial condition; (y) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (z) risks associated with utilizing information technology systems could adversely affect our operations. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 30, 2019. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our net sales for the three-month period ended December 28, 2019 increased 3.2% compared to the same period last fiscal year. The increase was a result of a 9.9% increase in aerospace sales partially offset by a decrease of 7.5% in industrial sales. Excluding $2.9 million of sales associated with the Miami division sold in fiscal 2019, aerospace sales increased 13.0% year over year. The increase in aerospace sales was primarily due to the commercial and defense OEM and aftermarket business. Excluding $2.4 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 11.0% year over year. The decrease in industrial sales was primarily driven by the marine business. Decreases in energy and mining were offset by increases in the semicon market. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 3.6% year over year. Our backlog as of December 28, 2019 was $477.7 million compared to $428.2 million as of December 29, 2018.

The Company expects net sales to be approximately $187.0 million to $191.0 million in the fourth quarter of fiscal 2020. This would result in a growth rate of 2.7% to 4.9% on a year-over-year basis and 1.3% to 3.5% excluding $2.4 million in sales associated with Swiss Tool, which the Company acquired in the second quarter of fiscal 2020.

The Company supplies precision bearings and components to Boeing and Boeing’s Vendor Base for the manufacturing of the 737 Max aircraft. Our current content for both the airframe and engines is approximately one hundred twenty thousand dollars per plane and will approach one hundred sixty thousand dollars per plane as new contracts mature.

Management believes that operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future. As of December 28, 2019, we had cash and cash equivalents of $60.3 million of which approximately $13.5 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Total net sales	$177.0	$171.5	$5.5	3.2%
Net income	$30.5	$16.2	$14.3	88.6%
Net income per common share: diluted	$1.22	$0.65
Weighted average common shares: diluted	24,981,480	24,800,647

Our net sales for the three-month period ended December 28, 2019 increased 3.2% compared to the same period last fiscal year. The increase was a result of a 9.9% increase in aerospace sales partially offset by a decrease of 7.5% in industrial sales. Excluding $2.9 million of sales associated with the Miami division sold in fiscal 2019, aerospace sales increased 13.0% year over year. The increase in aerospace sales was primarily due to the commercial and defense OEM and aftermarket business. Excluding $2.4 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 11.0% year over year. The decrease in industrial sales was primarily driven by the marine business. Decreases in energy and mining were offset by increases in the semicon market. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 3.6% year over year. Our backlog as of December 28, 2019 was $477.7 million compared to $428.2 million as of December 29, 2018.

Net income for the third quarter of fiscal 2020 was $30.5 million compared to $16.2 million for the same period last year. Net income for the third quarter of fiscal 2020 was affected by $0.9 million of tax benefit associated with share-based compensation and $0.6 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration, partially offset by $0.2 million of inventory purchase accounting costs associated with the acquisition of Swiss Tool, $0.2 million of losses on foreign exchange and $0.1 million of other items. Net income for the third quarter of fiscal 2019 was affected by $12.8 million of loss associated with the sale of the Miami division, $0.9 million of tax loss associated with the repatriation of cash from our foreign operations, $0.6 million of tax benefit associated with share-based compensation, and $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Total net sales	$541.6	$520.4	$21.2	4.1%
Net income	$92.3	$73.8	$18.5	25.1%
Net income per common share: diluted	$3.71	$2.99
Weighted average common shares: diluted	24,898,635	24,693,015

Net sales increased $21.2 million or 4.1% for the nine-month period ended December 28, 2019 over the same period last year. The increase in net sales was mainly the result of a 10.5% increase in aerospace sales partially offset by a 5.8% decrease in industrial sales. Excluding $11.3 million of sales associated with the Miami division in fiscal 2019, aerospace sales increased 14.6% year over year. The increase in aerospace sales was primarily due to commercial and defense OEM and aftermarket business. Excluding $3.8 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 7.7% year over year. The decrease in industrial sales was primarily due to mining, energy, marine and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 5.6% year over year.

Net income for the nine months ended December 28, 2019 was $92.3 million compared to $73.8 million for the same period last year. The net income of $92.3 million in fiscal 2020 was impacted by $3.9 million of tax benefits associated with share-based compensation and $0.7 million of discrete tax benefits partially offset by $1.0 million of after-tax costs associated with the acquisition of Swiss Tool, $0.5 million of loss on foreign exchange and $0.2 million of other items. The net income of $73.8 million in fiscal 2019 was impacted by $12.8 million of after-tax loss associated with the sale of the Miami division, $0.9 million of tax loss associated with the repatriation of cash from our foreign operations, $0.8 million of after-tax cost associated with the loss on the extinguishment of debt, $5.1 million tax benefit associated with share-based compensation and $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration.

Gross Margin

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Gross Margin	$70.7	$68.1	$2.6	3.8%
Gross Margin %	39.9%	39.7%

Gross margin increased $2.6 million, or 3.8%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Gross margin for the third quarter of fiscal 2020 was affected by $0.2 million of inventory purchase accounting adjustments associated with the acquisition of Swiss Tool. The year over year increase was mainly driven by higher sales achieved during the current period.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Gross Margin	$212.5	$203.7	$8.8	4.3%
Gross Margin %	39.2%	39.1%

Gross margin increased $8.8 million or 4.3% for the first nine months of fiscal 2020 compared to the same period last year. Gross margin for the first nine months of fiscal 2020 was affected by $0.3 million of inventory purchase accounting adjustments associated with the acquisition of Swiss Tool. The increase, year over year, is primarily a result of higher sales achieved during the period.

Selling, General and Administrative

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

SG&A	$30.7	$29.1	$1.6	5.4%
% of net sales	17.4%	17.0%

SG&A expenses increased by $1.6 million to $30.7 million for the third quarter of fiscal 2020 as compared to $29.1 million for the third quarter of fiscal 2019. This year over year increase was mainly driven by $1.2 million of additional share-based compensation expense and $0.4 million of personnel-related expenses. As a percentage of sales, SG&A was 17.4% for the third quarter of fiscal 2020 compared to 17.0% for the same period last year.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

SG&A	$91.6	$88.0	$3.6	4.0%
% of net sales	16.9%	16.9%

SG&A expenses increased by $3.6 million to $91.6 million for the first nine months of fiscal 2020 compared to $88.0 million for the same period last year. This increase is primarily due to $3.3 million of additional share-based compensation and $0.3 million of other costs.

Other, Net

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Other, net	$2.5	$19.1	$(16.6)	(86.8)%
% of net sales	1.4%	11.2%

Other operating expenses for the third quarter of fiscal 2020 totaled $2.5 million compared to $19.1 million for the same period last year. For the third quarter of fiscal 2020, other operating expenses were comprised mainly of $2.5 million of amortization of intangible assets and $0.1 million of restructuring costs partially offset by $0.1 million of other income. For the third quarter of fiscal 2019, other operating expenses were comprised mainly of $16.8 million of costs associated with the sale of the Miami division and $2.4 million of amortization of intangible assets, partially offset by $0.1 million of other income.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Other, net	$7.7	$23.9	$(16.2)	(67.9)%
% of net sales	1.4%	4.6%

Other operating expenses for the first nine months of fiscal 2020 totaled $7.7 million compared to $23.9 million for the same period last year. For the first nine months of fiscal 2020, other operating expenses were comprised mainly of $7.1 million in amortization of intangibles, $0.9 million of costs associated with the acquisition of Swiss Tool, and $0.2 million of restructuring costs, partially offset by $0.5 million of other income. For the first nine months of fiscal 2019, other operating expenses were comprised mainly of $16.8 million of costs associated with the sale of the Miami division and $7.3 million in amortization of intangibles, offset by $0.2 million of other income.

Interest Expense, Net

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Interest expense, net	$0.5	$1.2	$(0.7)	(61.1)%
% of net sales	0.3%	0.7%

Interest expense, net, generally consists of interest charged on the Company’s bank credit facilities and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources – Liquidity” below). Interest expense, net was $0.5 million for the third quarter of fiscal 2020 compared to $1.2 million for the same period last year. The Company had total debt of $22.8 million at December 28, 2019 compared to $114.6 million at December 29, 2018.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Interest expense, net	$1.5	$4.4	$(2.9)	(65.9)%
% of net sales	0.3%	0.8%

Interest expense, net was $1.5 million for the first nine months of fiscal 2020 compared to $4.4 million for the first nine months of fiscal 2019.

Income Taxes

	Three Months Ended
	December 28, 2019	December 29, 2018

Income tax expense (benefit)	$6.3	$2.8
Effective tax rate	17.0%	15.0%

Income tax expense for the three-month period ended December 28, 2019 was $6.3 million compared to $2.8 million for the three-month period ended December 29, 2018. Our effective income tax rate for the three-month period ended December 28, 2019 was 17.0% compared to 15.0% for the three-month period ended December 29, 2018. The effective income tax rate for the three-month period ended December 28, 2019 of 17.0% includes $0.9 million of tax benefit associated with share-based compensation and $0.6 million tax benefit associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration. The effective income tax rate without these benefits for the three-month period ended December 28, 2019 would have been 20.9%. The effective income tax rate for the three-month period ended December 29, 2018 of 15.0% includes $4.0 million of tax benefit associated with the sale of the Miami division. The third quarter provision for fiscal 2019 was also impacted by $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to the consolidation and restructuring of the Company’s U.K. manufacturing facility. The third quarter provision for fiscal 2019 also includes $0.9 million of tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $0.6 million of tax benefit associated with share based compensation. The effective income tax rate without this benefit and other items for the three-month period ended December 29, 2018 would have been 22.3%.

	Nine Months Ended
	December 28, 2019	December 29, 2018

Income tax expense (benefit)	$18.9	$12.6
Effective tax rate	17.0%	14.6%

Income tax expense for the nine-month period ended December 28, 2019 was $18.9 million compared to $12.6 million for the nine-month period ended December 29, 2018. Our effective income tax rate for the nine-month period ended December 28, 2019 was 17.0% compared to 14.6% for the nine-month period ended December 29, 2018. The effective income tax rate for the nine-month period ended December 28, 2019 of 17.0% includes $3.9 million of tax benefit associated with share-based compensation and $0.5 million tax benefit associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration and $0.2 million of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits for the nine-month period ended December 28, 2019 would have been 21.2%. The effective income tax rate for the nine-month period ended December 29, 2018 of 14.6% includes a benefit of $4.0 million associated with the sale of the Miami division. The effective tax rate was also impacted by $1.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions, pertaining primarily to the consolidation and restructuring of the Company’s U.K. manufacturing facility. The effective rate was also impacted by $0.9 million of tax expense associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations and $5.1 million of tax benefit associated with share-based compensation. The effective income tax rate without this benefit and other items for the nine-month period ended December 29, 2018 would have been 21.6%.

Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33.8 million (CHF 33.0 million), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1.3 million), inventory ($6.0 million), other current assets ($0.6 million), fixed assets ($3.5 million), intangible assets ($13.3 million), operating lease assets ($2.9 million), other non-current assets ($0.2 million), accounts payable ($0.6 million), other current liabilities ($0.9 million), operating lease liabilities ($2.9 million), deferred tax liabilities ($3.4 million) and noncurrent liabilities ($2.0 million). The purchase price allocation, which resulted in goodwill of approximately $16.0 million, is not deductible for tax purposes and is subject to change pending final valuation of the asset and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$86.9	$79.3	$7.6	9.5%

Gross margin	$35.0	$31.9	$3.1	9.7%
Gross margin %	40.3%	40.3%

SG&A	$6.7	$6.5	$0.2	3.9%
% of segment net sales	7.7%	8.2%

Net sales increased $7.6 million, or 9.5%, for the three months ended December 28, 2019 compared to the same period last year. The 9.5% increase was primarily driven by an increase of 15.4% in our aerospace markets partially offset by a 7.0% decrease in our industrial markets. The increase in aerospace was primarily due to commercial and defense, both OEM and aftermarket. The decrease in industrial sales was due to mining and general industrial markets.

Gross margin as a percent of sales was 40.3% for the third quarter of fiscal 2020 compared to 40.3% for the same period last year.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$264.4	$235.3	$29.1	12.3%

Gross margin	$104.8	$93.4	$11.4	12.2%
Gross margin %	39.7%	39.7%

SG&A	$19.8	$19.0	$0.8	4.1%
% of segment net sales	7.5%	8.1%

Net sales increased $29.1 million, or 12.3%, for the nine months ended December 28, 2019 compared to the same period last year. The 12.3% increase was primarily driven by an increase of 18.7% in our aerospace markets partially offset by a 5.4% decrease in the industrial markets. The increase in aerospace was primarily due to commercial and defense, both OEM and aftermarket. The decrease in industrial sales was mostly driven by the mining, energy, and general industrial markets.

Gross margin as a percent of sales was 39.7% for the first nine months of fiscal 2020 compared to 39.7% for the same period last year.

Roller Bearings Segment

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$31.8	$34.8	$(3.0)	(8.6)%

Gross margin	$14.0	$14.6	$(0.6)	(4.0)%
Gross margin %	44.1%	42.0%

SG&A	$1.6	$1.6	$0.0	4.7%
% of segment net sales	5.1%	4.5%

Net sales decreased $3.0 million, or 8.6% for the three months ended December 28, 2019 compared to the same period last year. Our industrial markets decreased 15.1%, while our aerospace markets decreased 2.4%. The decrease in industrial sales was primarily in our mining and energy markets while the decrease in aerospace was primarily in our defense OEM market.

Gross margin for the three months ended December 28, 2019 was $14.0 million, or 44.1% of sales, compared to $14.6 million, or 42.0% of sales, in the comparable period in fiscal 2019. This increase in the gross margin percentage was primarily due to product mix during the period.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$101.3	$107.7	$(6.4)	(6.0)%

Gross margin	$42.0	$45.9	$(3.9)	(8.5)%
Gross margin %	41.4%	42.6%

SG&A	$4.9	$4.7	$0.2	3.2%
% of segment net sales	4.8%	4.4%

Net sales decreased $6.4 million, or 6.0%, for the nine months ended December 28, 2019 compared to the same period last year. Our industrial markets decreased 14.4% while our aerospace markets increased by 2.8%. The decrease in industrial sales was primarily due to mining, energy and general industrial market activity while the increase in aerospace was driven by the commercial OEM and distribution markets.

Gross margin for the nine months ended December 28, 2019 was $42.0 million, or 41.4% of sales, compared to $45.9 million, or 42.6% of sales, in the comparable period in fiscal 2019. This decrease in the gross margin percentage was primarily due to product mix during the period.

Ball Bearings Segment

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$18.5	$16.7	$1.8	10.5%

Gross margin	$8.2	$6.9	$1.3	19.3%
Gross margin %	44.3%	41.0%

SG&A	$1.6	$1.7	$(0.1)	(3.5)%
% of segment net sales	8.6%	9.9%

Net sales increased $1.8 million, or 10.5%, for the third quarter of fiscal 2020 compared to the same period last year. Our industrial markets increased 10.4% while our aerospace markets increased 10.7% during the period. The increase in industrial sales was a result of the semicon and general industrial markets. The increase in aerospace sales was primarily in the defense OEM market.

Gross margin as a percent of sales increased to 44.3% for the third quarter of fiscal 2020 compared to 41.0% for the same period last year. The increase in margin percentage was a result of increased sales and cost efficiencies achieved during the period.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$53.6	$52.8	$0.8	1.5%

Gross margin	$23.5	$21.5	$2.0	9.0%
Gross margin %	43.8%	40.8%

SG&A	$4.8	$4.9	$(0.1)	(1.3)%
% of segment net sales	9.0%	9.2%

Net sales increased $0.8 million, or 1.5%, for the nine months ended December 28, 2019 compared to the same period last year. Our industrial market sales decreased 3.4% while sales to our aerospace markets increased 14.3%. The decrease in industrial sales was mainly driven by the general industrial markets while the increase in aerospace sales was primarily driven by the defense OEM market.

Gross margin as a percent of sales increased to 43.8% for the nine months ended December 28, 2019 compared to 40.8% for the same period last year. The increase was primarily due to cost efficiencies achieved during the period.

Engineered Products Segment

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$39.8	$40.6	$(0.8)	(1.8)%

Gross margin	$13.5	$14.7	$(1.2)	(8.5)%
Gross margin %	33.8%	36.2%

SG&A	$4.4	$4.8	$(0.4)	(8.0)%
% of segment net sales	11.1%	11.8%

Net sales decreased $0.8 million, or 1.8%, for the third quarter of fiscal 2020 compared to the same period last year. Our industrial sales decreased 12.0% while our aerospace sales increased 5.4%. Excluding $2.9 million of sales associated with our Miami division sold in fiscal 2019, aerospace sales increased 20.3%. The increase in aerospace sales was primarily driven by the defense OEM market. Excluding $2.4 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, industrial sales decreased 25.9% year over year. The decrease in industrial sales was driven by the marine and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales decreased 0.5% compared to the same period last year.

Gross margin as a percent of sales decreased to 33.8% for the third quarter of fiscal 2020 compared to 36.2% for the same period last year. Gross margin for the third quarter of fiscal 2020 was affected by $0.2 million of inventory purchase accounting adjustments associated with the acquisition of Swiss Tool. This decrease as a percent of sales is primarily due to product mix.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

Total net sales	$122.4	$124.5	$(2.1)	(1.7)%

Gross margin	$42.2	$42.9	$(0.7)	(1.5)%
Gross margin %	34.5%	34.4%

SG&A	$13.1	$15.2	$(2.1)	(13.7)%
% of segment net sales	10.7%	12.2%

Net sales decreased $2.1 million, or 1.7%, for the nine months ended December 28, 2019 compared to the same period last year. Our aerospace sales decreased 3.7%, which was partially offset by a 1.4% increase in industrial sales during the period. Excluding $11.3 million of sales associated with our Miami division sold in fiscal 2019, aerospace sales increased 13.1% year over year. The increase in aerospace sales was primarily driven by the commercial and defense OEM markets. Excluding $3.8 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, industrial sales decreased 6.5% year over year. The decrease in industrial sales was driven by the marine and general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 4.7% year over year.

Gross margin as a percent of sales increased to 34.5% for the nine months ended December 28, 2019 compared to 34.4% for the same period last year. Gross margin for the first nine months of fiscal 2020 was affected by $0.3 million of inventory purchase accounting adjustments associated with the acquisition of Swiss Tool.

Corporate

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

SG&A	$16.4	$14.7	$1.7	11.6%
% of total net sales	9.2%	8.5%

Corporate SG&A increased $1.7 million for the three months ended December 28, 2019 compared to the same period last year due to $1.2 million of additional share-based compensation expenses and $0.7 million of additional personnel-related costs partially offset by a reduction of $0.2 million of other costs.

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change

SG&A	$49.0	$44.2	$4.8	10.7%
% of total net sales	9.0%	8.5%

Corporate SG&A increased $4.8 million for the nine months ended December 28, 2019 compared to the same period last year due to $3.3 million of additional share-based compensation expenses and $2.2 million of additional personnel-related costs partially offset by a reduction of $0.7 million of professional costs.

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

Liquidity

As of December 28, 2019, we had cash and cash equivalents of $60.3 million of which approximately $13.5 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of December 28, 2019, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of December 28, 2019, $1.6 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246.2 million under the Revolver as of December 28, 2019.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign divisions, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Schaublin Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 13, and (ii) provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on August 15, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Schaublin Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the credit agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 2.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of December 28, 2019, Schaublin was in compliance with all such covenants.

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

As of December 28, 2019, there was approximately $3.2 million outstanding under the Foreign Revolver and approximately $15.4 million outstanding under the Foreign Term Loan. As of December 28, 2019, approximately $0.2 million in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $12.2 million under the Foreign Revolver as of December 28, 2019.

Schaublin’s required future annual principal payments for the next five years and thereafter are $0 for fiscal 2020, approximately $6.2 million for fiscal 2021, approximately $3.1 million for each year from fiscal 2022 through fiscal 2024 and approximately $3.1 million thereafter.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of December 28, 2019 was approximately $6.1 million.

Cash Flows

Nine-month Period Ended December 28, 2019 Compared to the Nine-month Period Ended December 29, 2018

The following table summarizes our cash flow activities:

	FY20	FY19	$ Change
Net cash provided by (used in):
Operating activities	$111.2	$79.0	$32.2
Investing activities	(61.1)	(5.0)	(56.1)
Financing activities	(20.7)	(44.4)	23.7
Effect of exchange rate changes on cash	1.0	(2.1)	3.1
Increase in cash and cash equivalents	$30.4	$27.5	$2.9

During the first nine months of fiscal 2020, we generated cash of $111.2 million from operating activities compared to generating cash of $79.0 million during the same period of fiscal 2019. The increase of $32.2 million for fiscal 2020 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $26.3 million and an increase in net income of $18.5 million offset by non-cash charges of $12.6 million. The favorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being provided by working capital items as detailed in the table below, while the reduction of non-cash charges resulted from a decrease of $16.8 million related to the sale of the Miami division in the third quarter of fiscal 2019, $1.0 million from extinguishment of debt in the prior year, $0.3 million of amortization of intangible assets and $0.4 million of amortization of deferred financing costs offset by an increase of $1.1 million in deferred taxes, $1.3 million of depreciation, $3.3 million of share-based compensation charges, and $0.2 million of other non-cash charges.

The following chart summarizes the favorable change in operating assets and liabilities of $26.3 million for fiscal 2020 versus fiscal 2019 and the unfavorable change of $41.0 million for fiscal 2019 versus fiscal 2018.

	FY20	FY19
Cash provided by (used in):
Accounts receivable	$13.4	$(3.8)
Inventory	11.2	(19.9)
Prepaid expenses and other current assets	1.1	1.4
Other non-current assets	(4.1)	1.0
Accounts payable	0.4	(9.4)
Accrued expenses and other current liabilities	(1.0)	0.2
Other non-current liabilities	5.3	(10.5)
Total change in operating assets and liabilities:	$26.3	$(41.0)

During fiscal 2020, we used $61.1 million for investing activities as compared to $5.0 million for fiscal 2019. This increase in cash used was attributable to the $33.8 million acquisition of Swiss Tool in fiscal 2020, a reduction of $1.6 million in proceeds received in fiscal 2020 from the sale of assets and $22.3 million in proceeds received from the sale of the Miami division in fiscal 2019. This was partially offset by a decrease of $1.6 million in capital expenditures.

During fiscal 2020, we used $20.7 million from financing activities compared to using $44.4 million for fiscal 2019. This decrease in cash used was primarily attributable to proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool and $14.6 million less payments made on outstanding debt, partially offset by $8.6 million fewer proceeds from the exercise of stock options, $6.8 million of additional treasury stock purchases, and $0.3 million of finance fees paid in connection with the credit facilities.

Capital Expenditures

Our capital expenditures were $27.6 million for the nine-month period ended December 28, 2019. We expect to make additional capital expenditures of $5.0 to $10.0 million during the remainder of fiscal 2020 in connection with our existing business. We expect to fund fiscal 2020 capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2019 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2020 other than those described in Note 2 of the unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 28, 2019, we had no significant off-balance sheet arrangements other than $3.9 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations for the three-month period ended December 28, 2019 compared to 8% for the same period in the prior year. Approximately 9% of our net sales were impacted by foreign currency fluctuations for the nine-month period ended December 28, 2019 compared to 8% for the same period in the prior year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 28, 2019, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2019, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in litigation and administrative proceedings, which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the most recent filing of our Form 10-K. For a discussion of the Risk Factors, refer to Part I, Item 2, “Cautionary Statement As To Forward-Looking Information,” contained in this report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

Total share repurchases under the 2019 plan for the three months ended December 28, 2019 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/29/2019 – 10/26/2019	-	$-	-	$96,786
10/27/2019 – 11/23/2019	93	163.40	93	96,771
11/24/2019 – 12/28/2019	10,156	165.90	10,156	$95,086
Total	10,249	$165.88	10,249

The 2013 plan was terminated on May 21, 2019, therefore, there were no share repurchases during the three months ended December 28, 2019 under the 2013 plan.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On January 31, 2020, the Company sold its property located in Houston, Texas for approximately $8.0 million. The transaction will be recorded in the fourth quarter of fiscal 2020.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 4, 2020

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	February 4, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.