Form 10-K
period 2020-03-28
RBC Bearings INC
filed 2020-05-20
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended March 28, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 28, 2019 (based on the September 27, 2019 closing sales price of $164.87 of the registrant’s Common Stock, as reported by the Nasdaq National Market) was approximately $4,124,681,293.

Number of shares outstanding of the registrant’s Common Stock at May 15, 2020:

25,041,293 Shares of Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 9, 2020 are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we”, “us”, “our”, “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past several years, we have broadened our end markets, products, customer base and geographic reach. We currently have 42 facilities in 7 countries, of which 33 are manufacturing facilities.

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

Demand for bearings and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic volume worldwide determines demand for our solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and engineered products.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings and engineered products, components, and applications. We classify our customers into two principal categories: industrial and aerospace. These principal end markets utilize a large number of both commercial and specialized bearings and engineered products. Although we provide a relatively small percentage of total bearing and engineered products supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 19 – “Reportable Segments” of this Annual Report on Form 10-K.

Industrial Market (35% of net sales for the fiscal year ended March 28, 2020)

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

Our largest industrial customers include Caterpillar, Newport News Shipbuilding, Komatsu and various aftermarket distributors including Applied Industrial, BDI, Kaman, McMaster Carr, and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial market reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements.

Aerospace Market (65% of net sales for the fiscal year ended March 28, 2020)

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

We manufacture bearings and engineered products used by the U.S. Department of Defense (the “DOD”) and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry, spaceflight and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Our bearings and engineered products are manufactured to conform to U.S. military specifications and are typically custom-designed during the original product design phase, which often makes us the sole or primary supplier for the life of that product. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace customers include the Department of Defense, Airbus, Boeing, Precision Castparts, Lockheed Martin, Safran, Raytheon Technologies Corp and various aftermarket distributors including National Precision Bearing, Jamaica Bearings, Wencor, and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2020, 4.8% of our net sales were made directly, and we estimate that approximately an additional 18.9% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

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

The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products:

Net Sales and Percent of Sales for the Fiscal Year Ended
Segment	March 28, 2020	March 30, 2019	March 31, 2018	Representative Applications
Plain Bearings	$358,291 49.3%	$323,251 46.0%	$296,708 44.0%	● Aircraft engine controls and landing gear ● Missile launchers ● Mining, energy and construction equipment

Roller Bearings	$132,642 18.2%	$143,832 20.5%	$132,021 19.6%	● Aircraft hydraulics ● Military and commercial truck chassis ● Packaging machinery and gear pumps

Ball Bearings	$74,231 10.2%	$72,307 10.3%	$67,806 10.0%	● Radar and night vision systems ● Airframe control and actuation ● Semiconductor equipment

Engineered Products	$162,297 22.3%	$163,126 23.2%	$178,414 26.4%	● Hydraulics, valves, fasteners and engines ● Industrial gears, components and collets

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

Capacity. Our plants currently run on a full first shift with second and third shifts at selected locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.0% to 3.5% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Rexnord, Precision Castparts and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well-positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Backlog

As of March 28, 2020, we had order backlog of $478.6 million compared to a backlog of $445.1 million in the prior fiscal year. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Employees

We have 3,890 employees of which 2,315 are hourly and 1,575 are salaried employees as of March 28, 2020. 1,367 are employed in our international operations. We believe that our employee relations are satisfactory.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2021.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	Effects of the COVID-19 pandemic;
●	Weaknesses or cyclicality in any of the industries in which our customers operate;
●	Changes in marketing, product pricing and sales strategies, or development of new products by us or our competitors;
●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
●	Conditions that adversely affect the business of any of our significant customers;
●	Our ability to obtain and retain product approvals;
●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;
●	Our ability to acquire and integrate complementary businesses;
●	Unanticipated liabilities of acquired businesses;
●	Unexpected equipment failures, catastrophic events, or capacity constraints;
●	The costs of defending, or the results of, new litigation;
●	Our ability to attract and retain our management team and other highly skilled personnel;
●	Increases in interest rates;
●	Work stoppages and other labor problems affecting us or our customers or suppliers;
●	Limitations on our ability to expand our business;
●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;
●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;
●	Changes in accounting standards, policies, guidance, interpretation or principles;
●	Risks associated with utilizing information technology systems;
●	Risks associated with operating internationally, including currency translation risks;
●	The operating and stock performance of comparable companies;
●	Investors’ perceptions of us and our industry;
●	General economic, geopolitical, industry and market conditions;
●	Changes in tax requirements, including tax rate changes and new tax laws;
●	Health care reform; and
●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

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

The loss of a major customer, or a material adverse change in a major customer’s business or purposes, could result in a material reduction in our revenues, cash flows and profitability.

Our top ten customers generated approximately 34%, 35% and 36% of our net sales during fiscal 2020, 2019 and 2018, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

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

During the fourth quarter of fiscal 2020 we began to see the suspension or cancellation of orders for product used in the airframe and engines of the Boeing 737 MAX due to the 737 MAX production shutdown. While we expect to fill most of these orders in the future, no assurance can be given that will in fact be the case, and the timing is uncertain.

Our results are likely to be impacted by the COVID-19 pandemic.

The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread have caused, and are expected to continue to cause, world-wide business disruption, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order cancellations and deferrals. As a result, the pandemic is likely to have an adverse affect on our financial results and business operations throughout fiscal 2021 and perhaps beyond that, although the severity and duration depend on future developments that are highly uncertain and unpredictable.

Our ability to produce product would be adversely effected if, due to future governmental orders to shelter in place or COVID-19 outbreaks among the local workforce, it becomes necessary to close any of our operations or those of any of our critical suppliers. In addition, operations that remain open may be adversely affected by personnel shortages and the need to engage in social distancing, which could impair the operation’s efficiency.

Demand for our products would be effected if the pandemic leads to the closure of any operations of our significant customers. For example, Boeing’s temporary shut-down of its two primary production facilities in April led to the cancellation or deferral of various orders for our products that support Boeing production. In addition, demand for our commercial aerospace products is expected to be adversely effected by the very significant reduction in commercial air travel during the pandemic, which is not expected to return to pre-pandemic levels for some time.

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

The COVID-19 pandemic has caused a very significant reduction in air travel, which could lead to various airlines going out of business and other airlines delaying or cancelling previously-scheduled aircraft purchases as they reassess their fleet needs and/or take advantage of opportunities to purchase aircraft that become available from the airlines that go out of business. If this proves to be true, the resulting reduction in new aircraft purchases could have an adverse effect on our sales of bearings and component parts.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2020, 4.8% of our net sales were made directly, and we estimate that approximately an additional 18.9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

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

Our business is dependent on the availability and costs of subcomponents, raw materials, particularly steel (generally in the form of stainless and chrome steel, which are commodity steel products), and energy resources. The availability and prices of subcomponents, raw materials and energy resources may be subject to change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including interruption caused by the COVID-19 pandemic), and changes in exchange rates and supplier costs and profit expectations. The United States has imposed tariffs on steel and aluminum imports, and could impose tariffs on other items that we import, which could increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative supply sources, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain subcomponents or raw materials. Disruptions in the supply of subcomponents, raw materials or energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these items from other sources, which could thereby affect our net sales and profitability.

Where our customer contracts permit us to do so, we seek to pass through a significant portion of our additional costs to our customers through steel surcharges or price increases. However, many of our contracts are fixed-price contracts under which we are not able to pass these additional costs on to our customers. Even where we are able to pass these steel surcharges or price increases to our customers, there may be a lag of several months between the time we experience a cost increase and the time we are able to implement surcharges or price increases, particularly for orders already in our backlog. Competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases. As a result, our gross margin percentage could decline. We cannot provide assurances that we will be able to continue to pass these additional costs on to our customers at all or on a timely basis or that our customers will not seek alternative sources of supply if there are significant or prolonged increases in the price of subcomponents or other raw materials or energy resources.

Our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries.

The Trump administration has altered the U.S. government’s international trade policies (including in some cases renegotiating or terminating existing trade agreements and treaties) and imposed tariffs on the importation of various products from other countries, some of which are used by us to produce our finished goods. In addition, certain foreign countries, including the People’s Republic of China, have imposed or are considering imposing tariffs on various U.S. goods exported to those countries. While this situation has not yet had a material adverse effect on our business, a further escalation of tariffs on our foreign-sourced supplies and/or the imposition of tariffs on our finished goods exported to other countries could more adversely impact our operating costs or demand for our products.

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

We sell replacement parts used in the repair and overhaul of jet engine and aircraft components, as well as provide such repair and overhaul services ourselves. As aircraft or engines for which we offer replacement parts or repair and overhaul services are retired, demand for these parts and services could decline and could reduce our revenue, cash flows and profitability.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 7.5% of our hourly employees as of March 28, 2020. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

We have operations in Mexico, France, Switzerland, Poland, China and Germany. Of our 42 facilities, 12 are located outside the U.S., including 9 manufacturing facilities in 4 countries.

In fiscal 2020, 10% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions, particularly within the aerospace and defense markets. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Our Swiss operation utilizes the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operation utilizes the Polish zloty as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates” of this Annual Report on Form 10-K.

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

As of March 28, 2020, we maintained one noncontributory defined benefit pension plan. The plan was overfunded by $1.1 million and $1.7 million as of March 28, 2020 and March 30, 2019, respectively, which are the amounts by which the accumulated benefit obligations are less than the sum of the fair market value of the plan’s assets. We are required to make cash contributions to our pension plan to the extent necessary to comply with minimum funding requirements imposed by employee benefit laws and tax laws. The amount of any such required contributions is determined based on annual actuarial valuation of the plan as performed by the plan’s actuaries. The amount of future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to our pension plan in the future may increase significantly. Additionally, there is a risk that if the Pension Benefit Guaranty Corporation (the “PBGC”) concludes that its risk with respect to our pension plan may increase unreasonably if the plan continues to operate, if we are unable to satisfy the minimum funding requirement for the plan, or if the plan becomes unable to pay benefits, then the PBGC could terminate the plan and take control of its assets. In such event, we may be required to make an immediate payment to the PBGC of all or a substantial portion of the underfunding as calculated by the PBGC based upon its own assumptions. The underfunding calculated by the PBGC could be substantially greater than the underfunding we have calculated because, for example, the PBGC may use a significantly lower discount rate. If such payment is not made, then the PBGC could place liens on a material portion of our assets and the assets of any members of our controlled group. Such action could result in a material increase in our pension-related expenses and a corresponding reduction in our cash flow and net income. For additional information concerning our pension plan and plan liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 13 – “Pension Plan” of this Annual Report on Form 10-K.

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

As of March 28, 2020, we had an order backlog of $478.6 million. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. From time to time, we are required to adopt new or revised accounting standards and related interpretations issued by the FASB and the SEC. Any change in these accounting principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. Further information regarding our adoption of new accounting standards is included in Part II, Item 8 Financial Statements and Supplementary Data, Note 2 – “Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

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

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber attacks and to mitigate the damage from successful attacks. Nevertheless, the damage and disruption to our business resulting from a successful attack in the future could be significant. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our IT environment, improve the effectiveness of our systems, and strengthen our cybersecurity requirements. However, these upgrades and replacements may not result in the protection or improvements anticipated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office consists of 42,000 square feet located at One Tribology Center, Oxford, Connecticut. We also own or lease manufacturing facilities in the United States, Mexico, Switzerland and Poland as follows:

Manufacturing Facility Location	Owned/Leased	Square Footage
Arizona: Tucson	owned	155,000
California:
Baldwin Park	leased	30,000
Fountain Valley	leased	22,000
Garden Grove	leased	18,000
Rancho Dominguez	owned	70,000
San Diego	leased	38,000
Santa Ana	owned	70,000
Santa Fe Springs	leased	40,000
Torrance	leased	72,000
Connecticut:
Fairfield	owned	80,000
Middlebury	owned	60,000
Oxford	owned	89,000
Torrington	owned	137,000
Georgia: Ball Ground	owned	40,000
Indiana:
Bremen	owned	50,000
Franklin	owned	30,000
Plymouth	owned	40,000
New Jersey: West Trenton	leased	86,000
Ohio: Mentor	leased	57,000
Oklahoma: Oklahoma City	leased	75,000
South Carolina:
Hartsville	owned	148,000
Westminster	owned	78,000
Mexico:
Guaymas, Sonora	leased	70,000
Reynosa, Tamaulipas	leased	202,000
Tecate, Baja	leased	38,000
Poland: Mielec	owned	44,000
Switzerland:
Bürglen	leased	20,000
Delémont	owned	132,000

We also own or lease the following distribution centers:

Distribution Center Location	Owned/Leased	Square Footage
California: Rancho Dominguez	owned	4,000
Illinois: Hoffman Estates	leased	2,200
South Carolina: Bishopville	owned	77,000
Texas: Grand Prairie	leased	5,000

In addition, we lease several sales offices in various locations throughout the United States and in Les Ulis, France; Shanghai, China; and Langenselbold, Germany to support our sales activities.

We believe that as the term for each of our leased facilities expires we will be able to either secure a renewal or enter into a lease for an alternate location on market terms.

We believe that our existing facilities and equipment are generally in good condition, are well maintained and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board normally for a term of one year and/or until the appointment of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers as of May 15, 2020 are as follows:

Name	Age		Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	74	1992	Chairman, President and Chief Executive Officer

Daniel A. Bergeron	60	2003	Director, Vice President, Chief Operating Officer and Chief Financial Officer

Patrick S. Bannon	55	2017	Appointed Vice President and General Manager in November 2017. Prior thereto served as the Company’s General Manager of its Aircraft Products, Mexico and AeroStructures operations and has been with the Company in various positions for 26 years.

Richard J. Edwards	64	1996	Vice President and General Manager

Joseph Salamunovich	60	2018	Appointed Corporate General Counsel and Secretary in October 2018 and Vice President in May 2019. Prior thereto was a partner at Strategic Law Partners from 2015 to 2019. Prior to that served as Executive Vice President, General Counsel and Secretary of GENCO Product Lifecycle Logistics from 2010 to 2015 and as Vice President, General Counsel and Secretary of ATC Technology Corporation from 1997 to 2010.

Ernest D. Hawkins	54	2017	Appointed Vice President Finance and Chief Accounting Officer in June 2017. Prior thereto served as the Corporate Controller of the Company’s Sargent Aerospace & Defense Division. He joined RBC Bearings in 2015 as part of the Sargent Aerospace & Defense acquisition. He was employed by Sargent’s previous parent company, Dover Corporation, since 2002.

Robert M. Sullivan	36	2017	Appointed Corporate Controller in February 2017. Prior thereto served as the Company’s Assistant Corporate Controller from March 2016 to February 2017. Prior thereto, served as Financial Planning and Analysis Specialist at Sikorsky Aircraft Corporation from October 2013 to March 2016. Prior to joining Sikorsky, spent approximately six years with Ernst & Young LLP as an Audit Manager.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 15, 2020, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$167.47	$125.30	$134.59	$111.61
Second Quarter	171.54	149.98	158.18	127.10
Third Quarter	174.94	152.55	169.84	125.12
Fourth Quarter	185.06	77.63	145.56	123.50

The last reported sale price of our common stock on the Nasdaq National Market on May 15, 2020 was $110.20 per share.

Issuer Purchases of Equity Securities

On May 21, 2019 the Board authorized us to repurchase up to $100.0 million of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. This repurchase authorization terminated and replaced the $50.0 million stock repurchase program authorized by the Board in 2013.

Total share repurchases under the 2019 plan for the three months ended March 28, 2020 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/29/2019 – 01/25/2020	134	$166.84	134	$95,063
01/26/2020 – 02/22/2020	3,761	169.97	3,761	94,424
02/23/2020 – 03/28/2020	-	-	-	94,424
Total	3,895	$169.86	3,895

During the fourth quarter of fiscal 2020, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note – 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index, the Russell 2000 Index and the Nasdaq Composite Index over the period from March 28, 2015 to March 28, 2020. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index and Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company, are included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on March 28, 2015 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 28, 2020.

Comparison of Five-Year Cumulative Total Return
Among RBC Bearings Incorporated, the Nasdaq Composite Index, the Russell 2000 Index and the Russell 3000 Index
200.00
150.00
100.00
50.00
0.00
03/28/2015
04/02/2016
04/01/2017
03/31/2018
03/30/2019
03/28/2020
RBC Bearings Incorporated
NASDAQ Composite - Total Return
Russell 2000 Index
Russell 3000 Index

	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020
RBC Bearings Incorporated	$100.00	$97.45	$128.46	$164.33	$168.26	$145.54
Nasdaq Composite Index	100.00	101.70	123.83	149.55	165.44	162.28
Russell 2000 Index	100.00	91.45	115.05	128.62	131.25	97.88
Russell 3000 Index	100.00	100.70	118.20	134.53	146.32	130.85

The cumulative total return shown on the stock performance graph indicates historical results only and may not be indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated historical financial and other data as of the dates and for the periods indicated. The selected financial data as of and for the years ended March 28, 2020, March 30, 2019, March 31, 2018, April 1, 2017 and April 2, 2016 have been derived from our historical consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results expected in the future. You should read the data presented below together with, and qualified by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Net sales	$727,461	$702,516	$674,949	$615,388	$597,472
Cost of sales	438,358	425,863	416,412	385,177	378,101
Gross margin	289,103	276,653	258,537	230,211	219,371
Selling, general and administrative	122,565	117,504	113,124	102,922	98,721
Other, net	9,753	27,114	16,639	12,703	15,948
Operating income	156,785	132,035	128,774	114,586	104,702
Interest expense, net	1,885	5,173	7,507	8,706	8,722
Other non-operating expense (income)	761	772	1,416	996	1,195
Income before income taxes	154,139	126,090	119,851	104,884	94,785
Provision for income taxes	28,103	20,897	32,710	34,261	30,891
Net income	$126,036	$105,193	$87,141	$70,623	$63,894
Net income per common share:
Basic	$5.12	$4.32	$3.64	$3.00	$2.75
Diluted	$5.06	$4.26	$3.58	$2.97	$2.72
Weighted average common shares:
Basic	24,632,637	24,357,684	23,948,565	23,521,615	23,208,686
Diluted	24,922,631	24,716,213	24,363,789	23,784,636	23,508,418
Other Financial Data:
Capital expenditures	$37,297	$41,346	$27,976	$20,894	$20,864

	As of
	March 28,	March 30,	March 31,	April 1,	April 2,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$103,255	$29,884	$54,163	$38,923	$39,208
Working capital	508,251	413,152	378,447	354,822	340,640
Total assets	1,321,912	1,147,367	1,142,751	1,108,847	1,098,510
Total debt	23,012	43,646	173,355	269,800	363,696
Total stockholders’ equity	1,117,999	968,566	834,552	717,044	620,947

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

We have omitted our discussion of fiscal 2018 from this section as permitted by Regulation S-K. Discussion and analysis of our financial condition and results of operations for fiscal 2018 can be found within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on May 23, 2019.

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 42 facilities in 7 countries, of which 33 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2020 and 2019 each had 52 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Engineered Products. Engineered Products consist of highly engineered hydraulics, fasteners, collets, tool holders and precision components used in aerospace, marine and industrial applications.

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 26 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

Recent Significant Events

Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33.8 million (CHF 33.0 million), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1.3 million), inventory ($6.0 million), other current assets ($0.6 million), fixed assets ($3.5 million), intangible assets ($13.3 million), operating lease assets ($2.9 million), other non-current assets ($0.2 million), accounts payable ($0.6 million), other current liabilities ($0.9 million), operating lease liabilities ($2.9 million), deferred tax liabilities ($3.4 million) and noncurrent liabilities ($2.0 million). Goodwill of $16.0 million, which resulted from the purchase price allocation, is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

Sale of Houston Building

On January 31, 2020, the Company sold its property located in Houston, Texas for approximately $8.0 million, resulting in a gain of approximately $1.4 million which was recorded within other, net on the consolidated statements of operations.

Outlook

We ended fiscal 2020 with a backlog of $478.6 million compared to $445.1 million for the same period last fiscal year. Our net sales increased 3.6% year over year due to an 8.8% increase in sales in the aerospace markets offset by a 4.9% decrease in sales to the industrial markets. Excluding the acquisition of Swiss Tool in fiscal 2020 and the Miami division sale in fiscal 2019, net sales grew 4.3% year over year.

The COVID-19 health crisis, which was declared a pandemic in March 2020, has led to governments around the world implementing measures to reduce the spread. These measures include quarantines, “shelter in place” orders, travel restrictions, and other measures and have resulted in a slowdown of worldwide economic activity.

Our business is operating as an essential business, and as such, our facilities have remained open, with the exception of a few temporary closures at some of our international locations. The COVID-19 pandemic impacted our commercial aerospace and industrial sales in March of our fourth quarter of fiscal 2020. During this period, our commercial aerospace sales also faced headwinds associated with build rate changes on the Boeing 737 MAX.

In the fourth quarter of fiscal 2020, we did not experience significant disruptions in our supply chain or with our customers as a result of COVID-19. We anticipate that our production and sales in fiscal 2021 will be negatively affected by the economic implications of the pandemic. Commercial aerospace OEM and aftermarket, which make up approximately half of our sales annually, will be impacted by the decline in air travel and changes in production rates. Our sales to defense markets, which represent approximately one quarter of total sales, will grow over the next year. Our sales to industrial markets will be adversely affected in the first two quarters of fiscal 2021 due to the slowdown of economic activity. We expect to see demand increasing as “shelter in place” directives are eliminated. Management is continuously evaluating the status of our orders and operations, and restructuring efforts are being implemented where necessary to align our cost structure to the new demand levels we experience in the marketplace.

We experienced strong cash flow generation during fiscal 2020 (as discussed in the section “Liquidity and Capital Resources” below). We expect this trend to continue during fiscal 2021. Management believes that these operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future, including at least the next twelve months. As of March 28, 2020, we had cash and cash equivalents of $103.3 million of which approximately $13.3 million was cash held by our foreign operations.

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

Approximately 95% and 94% of the Company’s revenue was generated from the sale of products to customers in the industrial and aerospace markets for the years ended March 28, 2020 and March 30, 2019, respectively. During fiscal 2020, approximately 5% of the Company’s revenue was derived from services performed for customers which includes repair and refurbishment work performed on customer-controlled assets as well as design and test work compared to approximately 6% for fiscal 2019.

Refer to Note 2 – “Summary of Significant Accounting Policies” for further discussion around the Company’s revenue policy.

Cost of Revenues

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 10% to 20% of our costs, depending on product mix, are attributable to raw materials and purchased components, a majority of which are related to steel and related products. When we experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year-over-year basis.

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

Fiscal 2020 Compared to Fiscal 2019

Results of Operations

	FY20	FY19	$ Change	% Change
Net sales	$727.5	$702.5	$25.0	3.6%
Net income	$126.0	$105.2	$20.8	19.8%
Net income per common share: Diluted	$5.06	$4.26
Weighted average common shares: Diluted	24,922,631	24,716,213

Net sales increased $25.0 million, or 3.6%, for fiscal 2020 over fiscal 2019. This was mainly the result of an 8.8% increase in net sales to the aerospace markets partially offset by a 4.9% decrease in the industrial markets. Excluding $11.3 million of sales associated with the Miami division sold in fiscal 2019, aerospace sales increased 11.8% year over year. The increase in aerospace sales was primarily due to the commercial and defense OEM and aftermarket business. Despite facing headwinds associated with COVID-19 and production delays on the Boeing 737 MAX, our commercial aerospace sales increased 10.9% year over year. Excluding $6.4 million of sales from the Swiss Tool acquisition in fiscal 2020, industrial sales decreased 7.2% year over year. In addition to the impact of the COVID-19 pandemic, the decrease in industrial sales was driven by energy, mining, and general industrial markets. These decreases were partially offset by increases in the semicon market. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 4.3% year over year.

Net income increased by $20.8 million to $126.0 million for fiscal 2020 compared to fiscal 2019. The year-over-year increase was primarily driven by increased volume during fiscal 2020 as well as the after tax loss of $12.5 million incurred during fiscal 2019 associated with the sale of the Miami division. The net income of $126.0 million in fiscal 2020 was impacted by $1.1 million of after-tax gain on the sale of our Houston facility, and $5.9 million of discrete tax benefits including share-based compensation, partially offset by $1.1 million of after-tax costs associated with the acquisition of Swiss Tool, $0.8 million of restructuring and integration costs, and $0.7 million of loss on foreign exchange. In addition to the after tax loss associated with the sale of the Miami division, the net income of $105.2 million in fiscal 2019 was affected by restructuring and integration costs of $1.0 million, $0.8 million of after-tax cost associated with the loss on the extinguishment of debt, and $0.9 million of tax loss associated with the repatriation of cash from our foreign operations partially offset by $5.7 million tax benefit associated with share-based compensation, $0.1 million in foreign exchange gains and $0.6 million of other tax related benefits.

Gross Margin

	FY20	FY19	$ Change	% Change
Gross Margin	$289.1	$276.7	$12.4	4.5%
Gross Margin %	39.7%	39.4%

Gross margin increased $12.4 million, or 4.5%, for fiscal 2020 compared to the same period last fiscal year. The increase in gross margin was mainly driven by increased volume, improved factory methods, and cost efficiencies achieved during the current period. Gross margins in fiscal 2020 were impacted by $0.4 million of purchase accounting adjustments associated with the acquisition of Swiss Tool.

Selling, General and Administrative

	FY20	FY19	$ Change	% Change
SG&A	$122.6	$117.5	$5.1	4.3%
% of net sales	16.8%	16.7%

SG&A expenses increased by $5.1 million to $122.6 million for fiscal 2020 compared to fiscal 2019. This increase is primarily due to $4.1 million of additional stock compensation expense and $2.0 million of personnel related expenses partially offset by $0.5 million of reduced professional fees and $0.5 million of reductions in other costs.

Other, Net

	FY20	FY19	$ Change	% Change
Other, net	$9.8	$27.1	$(17.3)	(64.0)%
% of net sales	1.3%	3.9%

Other operating expenses for fiscal 2020 totaled $9.8 million compared to $27.1 million for fiscal 2019. For fiscal 2020, other operating expenses were comprised of $9.6 million of amortization of intangible assets, $0.9 million of acquisition costs, and $1.0 million of restructuring costs, partially offset by $1.2 million of gain on disposal of assets and $0.5 million of other income. For fiscal 2019, other operating expenses were comprised of $16.5 million of costs associated with the sale of the Miami division, $9.7 million of amortization of intangibles, and $1.2 million of restructuring costs, partially offset by $0.3 million of other income.

Interest Expense, Net

	FY20	FY19	$ Change	% Change
Interest expense	$1.9	$5.2	$(3.3)	(63.6)%
% of net sales	0.3%	0.7%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity”, below). Interest expense, net was $1.9 million for fiscal 2020 compared to $5.2 million for fiscal 2019. This included amortization of debt issuance costs of $0.5 million for fiscal 2020 and $0.9 million for fiscal 2019. The decrease in interest expense is a result of the Company having substantially less outstanding debt throughout fiscal 2020 compared to 2019.

Other Non-Operating Expense

	FY20	FY19	$ Change	% Change
Other non-operating expense	$0.8	$0.8	$(0.0)	(1.4)%
% of net sales	0.1%	0.1%

Other non-operating expense for fiscal 2020 totaled $0.8 million, consisting primarily of $1.0 million associated with loss on foreign exchange partially offset by $0.2 million of other non-operating income. Other non-operating expense for fiscal 2019 totaled $0.8 million, consisting primarily of $1.0 million associated with the write-off of deferred financing fees, partially offset by $0.2 million of other non-operating income.

Income Taxes

	FY20	FY19
Income tax expense	$28.1	$20.9
Effective tax rate with discrete items	18.2%	16.6%
Effective tax rate without discrete items	22.1%	24.1%

Income tax expense for fiscal 2020 was $28.1 million compared to $20.9 million for fiscal 2019. Our effective income tax rate for fiscal 2020 was 18.2% compared to 16.6% for fiscal 2019. The effective income tax rates are different from the U.S. statutory rate due to U.S. credit for increasing research activities and foreign-derived intangible income provision which decreases the rate and differences in foreign and state income taxes which increase the rate. The effective income tax rate for fiscal 2020 of 18.2% includes discrete items of $5.9 million benefit which are comprised substantially of a benefit associated with share-based compensation, tax benefit of other permanent adjustments from filing the Company’s tax returns and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2020 without these discrete items would have been 22.1%. The effective income tax rate for fiscal 2019 of 16.6% includes discrete items of $9.4 million benefit which are comprised substantially of an $11.2 million benefit associated with share-based compensation, the sale of the Miami Division and unrecognized tax benefits associated with the expiration of statutes of limitations and an expense of $1.8 million associated with withholding tax on a one-time repatriation of cash from the Company’s foreign operations, foreign tax credits for which no tax benefit was recorded along with other permanent adjustments from filing the fiscal 2018 tax return. The effective income tax rate for fiscal 2019 without these discrete items would have been 24.1%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	FY20	FY19	$ Change	% Change
Net sales	$358.3	$323.3	$35.0	10.8%

Gross margin	$145.0	$129.3	$15.7	12.1%
Gross margin %	40.5%	40.0%

SG&A	$26.3	$25.6	$0.7	2.5%
% of segment net sales	7.3%	7.9%

Net sales increased $35.0 million, or 10.8%, for fiscal 2020 compared to fiscal 2019. The 10.8% increase was mostly attributable to an increase of 16.5% in our aerospace markets partially offset by a decrease of 5.1% in our industrial markets. The increase in aerospace was primarily due to commercial and defense, both OEM and aftermarket. Commercial OEM sales increased 15.6% year over year despite headwinds associated with production delays on the Boeing 737 MAX. The decrease in industrial sales was due to energy and general industrial markets.

Gross margin was $145.0 million, or 40.5% of sales, in fiscal 2020 compared to $129.3 million, or 40.0% of sales, for the same period in fiscal 2019. The increase was primarily due to increased volume during the period.

Roller Bearing Segment:

	FY20	FY19	$ Change	% Change
Net sales	$132.6	$143.8	$(11.2)	(7.8)%

Gross margin	$55.5	$61.6	$(6.1)	(9.8)%
Gross margin %	41.9%	42.8%

SG&A	$6.4	$6.3	$0.1	1.5%
% of segment net sales	4.8%	4.4%

Net sales decreased $11.2 million, or 7.8% during fiscal 2020 compared to the same period last year. This was due to a 16.3% decrease in industrial sales, partially offset by a 1.0% increase in aerospace sales. The decrease in industrial sales was due to mining, energy, and general industrial markets. The increase in aerospace was due to commercial OEM and aftermarket sales.

The Roller Bearings segment achieved a gross margin of $55.5 million, or 41.9% of sales, in fiscal 2020 compared to $61.6 million, or 42.8% of sales, in fiscal 2019. The decrease in gross margin was due to decreased volume and product mix during the period.

Ball Bearing Segment:

	FY20	FY19	$ Change	% Change
Net sales	$74.2	$72.3	$1.9	2.7%

Gross margin	$33.0	$29.8	$3.2	10.7%
Gross margin %	44.5%	41.3%

SG&A	$6.5	$6.4	$0.1	0.8%
% of segment net sales	8.7%	8.9%

Net sales increased $1.9 million, or 2.7%, for fiscal 2020 compared to fiscal 2019. This was attributable to net sales increases in aerospace sales of 8.5% driven by the aerospace defense OEM market. Industrial sales increased 0.2% year over year.

Gross margin for the year was $33.0 million, or 44.5% of sales, compared to $29.8 million, or 41.3% of sales, during fiscal 2019. This change results from cost efficiencies achieved during the year.

Engineered Products Segment:

	FY20	FY19	$ Change	% Change
Net sales	$162.3	$163.1	$(0.8)	(0.5)%

Gross margin	$55.6	$56.0	$(0.4)	(0.7)%
Gross margin %	34.2%	34.3%

SG&A	$17.7	$19.7	$(2.0)	(9.8)%
% of segment net sales	10.9%	12.1%

Net sales decreased $0.8 million, or 0.5%, in fiscal 2020 compared to the same period last fiscal year. Our industrial sales increased 4.7%, while our aerospace sales decreased 3.7%. Excluding $11.3 million of sales associated with our Miami division sold in fiscal 2019, aerospace sales increased 8.4% year over year. The increase in aerospace sales was primarily driven by the defense OEM market. Commercial aerospace sales were negatively impacted by production delays on the Boeing 737 MAX. Excluding $6.4 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, industrial sales decreased 5.5% year over year. The decrease in industrial sales was driven by the general industrial markets. Overall, excluding sales associated with the Miami division and Swiss Tool, net sales increased 2.7% year over year.

Gross margin for the year was $55.6 million, or 34.2% of sales compared to $56.0 million or 34.3% of sales during fiscal 2019. Gross margin in fiscal 2020 was affected by $0.4 million of purchase accounting adjustments associated with the acquisition of Swiss Tool.

Corporate:

	FY20	FY19	$ Change	% Change
SG&A	$65.7	$59.5	$6.2	10.4%
% of total net sales	9.0%	8.5%

Corporate SG&A increased $6.2 million or 10.4% for fiscal 2020 compared to fiscal 2019. This was due to increases in share-based compensation expense of $4.1 million and personnel-related expenses of $2.9 million, partially offset by reductions in professional fees of $0.4 million and other costs of $0.4 million.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically derived a portion of our growth through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Amended Credit Agreement and Schaublin Credit Agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of March 28, 2020, we had cash and cash equivalents of $103.3 million of which approximately $13.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign operations.

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of March 28, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.9 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of March 28, 2020, $1.5 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246.1 million under the Revolver as of March 28, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign divisions, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Schaublin Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 8 of the consolidated financial statements, and (ii) provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Schaublin Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the credit agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 2.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of March 28, 2020, Schaublin was in compliance with all such covenants.

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

As of March 28, 2020, there was approximately $2.8 million outstanding under the Foreign Revolver and approximately $15.8 million outstanding under the Foreign Term Loan. As of March 28, 2020, approximately $0.2 million in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $12.9 million under the Foreign Revolver as of March 28, 2020.

Schaublin’s required future annual principal payments for the next five years are approximately $6.0 million for fiscal 2021, approximately $3.2 million for each year from fiscal 2022 through fiscal 2024 and approximately $3.2 million for fiscal 2025.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of March 28, 2020 was approximately $6.1 million.

The Company’s required future annual principal payments for the next five years and thereafter are $0.5 million for each year from fiscal 2021 through fiscal 2025 and $3.7 million thereafter.

Cash Flows

Fiscal 2020 Compared to Fiscal 2019

The following table summarizes our cash flow activities:

	FY20	FY19	$ Change
Net cash provided by (used in):
Operating activities	$155.6	$108.5	$47.1
Investing activities	(62.8)	(17.1)	(45.7)
Financing activities	(20.3)	(113.3)	93.0
Effect of exchange rate changes on cash	0.9	(2.4)	3.3
(Decrease)/increase in cash and cash equivalents	$73.4	$(24.3)	$97.7

During fiscal 2020 we generated cash of $155.6 million from operating activities compared to $108.5 million for fiscal 2019. The increase of $47.1 million for fiscal 2020 was mainly the result of a net change in operating assets and liabilities of $29.1 million and an increase in net income of $20.8 million offset by additional non-cash charges of $2.8 million. The favorable change in operating assets and liabilities was primarily the result of a decrease in the amount of cash being used for working capital items as detailed in the table below, while the change in non-cash charges were primarily driven by a decrease in restructuring charges of $16.6 million, a $2.0 million favorable change related to the disposal of assets, $1.0 million in charges associated with the extinguishment of debt incurred in the prior year, $0.1 million less amortization of intangible assets and $0.4 million less amortization of deferred financing fees offset by $1.8 million of additional depreciation, an additional $4.1 million in share-based compensation and an $11.4 million increase in deferred income taxes.

The following chart summarizes the favorable (unfavorable) change in operating assets and liabilities of $29.1 million for fiscal 2020 versus fiscal 2019 and ($51.1) million for fiscal 2019 versus fiscal 2018.

	FY20	FY19
Cash provided by (used in):
Accounts receivable	$20.6	$(11.4)
Inventory	12.5	(23.4)
Prepaid expenses and other current assets	(3.4)	(1.6)
Other non-current assets	2.4	(3.0)
Accounts payable	(5.0)	(4.6)
Accrued expenses and other current liabilities	2.5	(0.2)
Other non-current liabilities	(0.5)	(6.9)
Total change in operating assets and liabilities	$29.1	$(51.1)

During fiscal 2020, we used $62.8 million for investing activities as compared to $17.1 million for fiscal 2019. This increase in cash used was attributable to $33.8 million used for the acquisition of Swiss Tool in fiscal 2020, and $22.3 million received in fiscal 2019 from the sale of the Miami division. This was partially offset by $6.4 million of additional proceeds received in fiscal 2020 from the sale of assets and a $4.0 million decrease in capital expenditures compared to the prior year.

During fiscal 2020, we used $20.3 million for financing activities compared to $113.3 million for financing for fiscal 2019. The decrease of $93.0 million in cash used was primarily attributable to proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool, $84.2 million less payments made on outstanding debt and $0.6 million less paid in deferred financing fees. This was partially offset by an additional $7.0 million used to repurchase common stock during fiscal 2020 and $9.6 million fewer proceeds from the exercise of stock options during fiscal 2020 compared to the prior year.

Capital Expenditures

Our capital expenditures in fiscal 2020 were $37.3 million. We expect to make capital expenditures of approximately 3.0% to 3.5% of net sales during fiscal 2021 in connection with our existing business. We funded our fiscal 2020 capital expenditures, and expect to fund fiscal 2021 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes certain of our contractual obligations and principal and interest payments under our debt instruments and leases as of March 28, 2020:

	Payments Due By Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Total debt	$24,699	$6,429	$7,280	$7,327	$3,663
Operating leases	36,626	6,254	8,515	5,269	16,588
Interest and fees on debt(2)	3,725	876	1,640	799	410
Pension and postretirement benefits	18,454	1,898	3,839	3,804	8,913
Transition tax on unremitted foreign E&P(3)	8,402	728	1,459	2,102	4,113
Total contractual cash obligations	$91,906	$16,185	$22,733	$19,301	$33,687

(1)	We cannot make a reasonably reliable estimate of when the unrecognized tax benefits of $13.0 million, which includes interest and penalties, and is offset by deferred tax assets, will be paid to the respective taxing authorities. These obligations are therefore excluded from the above table.

(2)	These amounts represent expected cash payments of interest and fees on our variable rate long-term debt under the Foreign Term Loan and Revolver at the prevailing interest rates at March 28, 2020. They also include expected cash payments of interest on our 20-year fixed-rate mortgage at one of our foreign operations and unused line fees on both our Foreign and Domestic Revolvers.

(3)	As discussed further in Note 15, “Income Taxes”, within Part II, Item 8, “Financial Statements and Supplementary Data”, the Tax Cuts and Jobs Act (“TCJA”), which was enacted in December 2017, includes a transition tax on unremitted foreign earnings and profits (“E&P”). We have elected to pay the estimated amount above over an eight-year period.

Quarterly Results of Operations

	Quarter Ended
	Mar. 28, 2020	Dec. 28, 2019	Sep. 28, 2019	Jun. 29, 2019	Mar. 30, 2019	Dec. 29, 2018	Sep. 29, 2018	Jun. 30, 2018
	(Unaudited) (in thousands, except per share data)
Net sales	$185,843	$177,019	$181,909	$182,690	$182,162	$171,453	$172,916	$175,985
Gross margin	76,584	70,711	71,114	70,694	72,968	68,127	67,819	67,739
Operating income	43,520	37,466	37,309	38,490	40,315	19,838	35,884	35,998
Net income	$33,752	$30,515	$31,270	$30,499	$31,437	$16,178	$30,111	$27,467
Net income per common share:
Basic(1)(2)	$1.36	$1.24	$1.27	$1.24	$1.28	$0.66	$1.24	$1.14
Diluted(1)(2)	$1.35	$1.22	$1.26	$1.23	$1.27	$0.65	$1.22	$1.12

(1)	See Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, recoverability of intangible assets, income taxes, pensions and other postretirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 95% of the Company’s revenue was recognized in this manner based on sales for the year ended March 28, 2020 compared to approximately 94% for the year ended March 30, 2019.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 5% of the Company’s revenue was recognized in this manner based on sales for the year ended March 28, 2020 compared to approximately 6% for the year ended March 30, 2019. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended March 28, 2020 and the year ended March 30, 2019. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Contract assets are included within prepaid expenses and other current assets or other assets on the consolidated balance sheets.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2020 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2020 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 140.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 44.8% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we are required to establish a valuation allowance. If a valuation allowance is established or increased during any period, we are required to include this amount as an expense within the tax provision in the consolidated statements of operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, accrual for uncertain tax positions and any valuation allowance recognized against net deferred tax assets.

Pension Plan and Postretirement Health Care. We have a noncontributory defined benefit pension plan covering union employees in our Heim division plant in Fairfield, Connecticut, our Plymouth subsidiary plant in Plymouth, Indiana and former union employees of our Tyson subsidiary in Glasgow, Kentucky and Nice subsidiary in Kulpsville, Pennsylvania.

Our pension plan funding policy is to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Plan obligations and annual pension expense are determined by independent actuaries using a number of assumptions provided by us including assumptions about employee demographics, retirement age, compensation levels, pay rates, turnover, expected long-term rate of return on plan assets, discount rate and the amount and timing of claims. Each plan assumption reflects our best estimate of the plan’s future experience. The most sensitive assumption in the determination of plan obligations for pensions is the discount rate. The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis was 2.80% at March 28, 2020. In developing the overall expected long-term rate of return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities and debt securities. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term rate of return on plan assets assumption. The expected long-term rate of return on the assets of our pension plan was 6.75% in fiscal 2020.

Lowering the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.50% to 2.50%) would have increased our pension expense for fiscal 2020 by approximately $0.3 million. Increasing the discount rate assumption used to determine net periodic pension cost by 1.00% (from 3.50% to 4.50%) would have decreased our pension expense for fiscal 2020 by approximately $0.3 million.

Lowering the expected long-term rate of return on the assets of our pension plan by 1.00% (from 6.75% to 5.75%) would have increased our pension expense for fiscal 2020 by approximately $0.3 million. Increasing the expected long-term rate of return on the assets of our pension plan by 1.00% (from 6.75% to 7.75%) would have reduced our pension expense for fiscal 2020 by approximately $0.3 million.

Lowering the discount rate assumption used to determine the funded status as of March 28, 2020 by 1.00% (from 2.80% to 1.80%) would have increased the projected benefit obligation of our pension plan by approximately $2.7 million. Increasing the discount rate assumption used to determine the funded status as of March 28, 2020 by 1.00% (from 2.80% to 3.80%) would have reduced the projected benefit obligation of our pension plan by approximately $2.3 million.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	1.82%	2.77%	2.02%
Expected volatility	26.93%	25.16%	24.17%

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2: “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

To date, inflation in the economy as a whole has not significantly affected our operations. However, we purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into long-term agreements with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of several months between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline. The overall impact on costs for fiscal 2020 was immaterial.

Competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation. Our principal raw material is stainless and 52100 wire and rod steel (types of high alloy steel), which has historically been readily available. We have never experienced a work stoppage due to a supply shortage. We maintain multiple sources for raw materials including steel and have various supplier agreements. Through sole-source arrangements, supplier agreements and pricing, we have been able to minimize our exposure to fluctuations in raw material prices.

Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We believe that our sources are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials and that in most cases readily available alternative materials can be used for most of our raw materials.

Off-Balance Sheet Arrangements

As of March 28, 2020, we had no significant off-balance sheet arrangements other than $3.9 million of outstanding standby letters of credit, all of which were under the Revolver.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We have exposure to risk associated with interest rates on the Revolver. See “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency, our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations in fiscal 2020 compared to approximately 10% of our net sales in fiscal 2019. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of March 28, 2020, we had no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019 and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Goodwill – Annual impairment evaluation
Description of the Matter

At March 28, 2020, the Company’s goodwill was $277.8 million. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. The estimates of fair value of a reporting unit are determined using an income approach, specifically a discounted cash flow analysis.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. The fair value estimates were sensitive to changes in significant assumptions such as the discount rates, revenue growth rates and cash flow projections which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures, with the assistance of our valuation specialists, that included, among others, assessing the methodologies utilized and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customers, products, or other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the underlying assumptions. In addition, we evaluated the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Stamford, Connecticut

May 20, 2020

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 28, 2020	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$103,255	$29,884
Accounts receivable, net of allowance for doubtful accounts of $1,627 at March 28, 2020 and $1,430 at March 30, 2019	128,995	130,735
Inventory	367,494	335,001
Prepaid expenses and other current assets	12,262	7,661
Total current assets	612,006	503,281
Property, plant and equipment, net	219,846	207,895
Operating lease assets, net	28,953	—
Goodwill	277,776	261,431
Intangible assets, net of accumulated amortization of $55,732 at March 28, 2020 and $46,101 at March 30, 2020	162,747	155,641
Other assets	20,584	19,119
Total assets	$1,321,912	$1,147,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,038	$49,592
Accrued expenses and other current liabilities	40,580	40,070
Current operating lease liabilities	5,708	—
Current portion of long-term debt	6,429	467
Total current liabilities	103,755	90,129
Long-term debt, less current portion	16,583	43,179
Long-term operating lease liabilities	23,396	—
Deferred income taxes	16,560	6,862
Other non-current liabilities	43,619	38,631
Total liabilities	203,913	178,801
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in fiscal 2020 and fiscal 2019; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at March 28, 2020 and March 30, 2019, respectively; issued shares: 25,881,415 and 25,607,196 at March 28, 2020 and March 30, 2019, respectively	259	256
Additional paid-in capital	412,400	378,655
Accumulated other comprehensive income	(6,898)	(7,467)
Retained earnings	769,219	641,894
Treasury stock, at cost, 838,982 shares and 752,913 shares at March 28, 2020 and March 30, 2019, respectively	(56,981)	(44,772)
Total stockholders’ equity	1,117,999	968,566
Total liabilities and stockholders’ equity	$1,321,912	$1,147,367

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net sales	$727,461	$702,516	$674,949
Cost of sales	438,358	425,863	416,412
Gross margin	289,103	276,653	258,537
Operating expenses:
Selling, general and administrative	122,565	117,504	113,124
Other, net	9,753	27,114	16,639
Total operating expenses	132,318	144,618	129,763
Operating income	156,785	132,035	128,774
Interest expense, net	1,885	5,173	7,507
Other non-operating expense	761	772	1,416
Income before income taxes	154,139	126,090	119,851
Provision for income taxes	28,103	20,897	32,710
Net income	$126,036	$105,193	$87,141
Net income per common share:
Basic	$5.12	$4.32	$3.64
Diluted	$5.06	$4.26	$3.58
Weighted average common shares:
Basic	24,632,637	24,357,684	23,948,565
Diluted	24,922,631	24,716,213	24,363,789

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net income	$126,036	$105,193	$87,141
Pension and postretirement liability adjustments, net of taxes(1)	(861)	332	1,383
Foreign currency translation adjustments	2,719	(5,514)	6,155
Total comprehensive income	$127,894	$100,011	$94,679

(1)	These adjustments were net of a tax benefit of $262, tax expense of $101 and tax expense of $415 in fiscal 2020, 2019 and 2018, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2017	24,757,803	248	312,474	(9,823)	448,693	(667,931)	(34,548)	717,044
Net income	—	—	—	—	87,141	—	—	87,141
Share-based compensation	—	—	13,403	—	—	—	—	13,403
Repurchase of common stock	—	—	—	—	—	(45,756)	(4,992)	(4,992)
Exercise of equity awards	255,732	3	13,271	—	—	—	—	13,274
Change in net prior service cost and actuarial losses, net of taxes of $415	—	—	—	1,383	—	—	—	1,383
Issuance of restricted stock	110,159	—	—	—	—	—	—	—
Impact from adoption of ASU 2016-09	—	—	—	—	1,144	—	—	1,144
Currency translation adjustments	—	—	—	6,155	—	—	—	6,155
Balance at March 31, 2018	25,123,694	251	339,148	(2,285)	536,978	(713,687)	(39,540)	834,552
Net income	—	—	—	—	105,193	—	—	105,193
Share-based compensation	—	—	16,087	—	—	—	—	16,087
Repurchase of common stock	—	—	—	—	—	(39,226)	(5,232)	(5,232)
Exercise of equity awards	352,552	5	23,266	—	—	—	—	23,271
Change in net prior service cost and actuarial losses, net of taxes of $101	—	—	—	332	—	—	—	332
Issuance of restricted stock	130,950	—	—	—	—	—	—	—
Other	—	—	154	—	—	—	—	154
Impact from adoption of ASU 2014-09	—	—	—	—	(277)	—	—	(277)
Currency translation adjustments	—	—	—	(5,514)	—	—	—	(5,514)
Balance at March 30, 2019	25,607,196	256	378,655	(7,467)	641,894	(752,913)	(44,772)	968,566
Net income	—	—	—	—	126,036	—	—	126,036
Share-based compensation	—	—	20,150	—	—	—	—	20,150
Repurchase of common stock	—	—	—	—	—	(86,069)	(12,209)	(12,209)
Exercise of equity awards	179,897	3	13,595	—	—	—	—	13,598
Change in net prior service cost and actuarial losses, net of tax benefit of $262	—	—	—	(861)	—	—	—	(861)
Issuance of restricted stock	94,322	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,719	—	—	—	2,719
Balance at March 28, 2020	25,881,415	$259	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$126,036	$105,193	$87,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,808	19,992	19,016
Deferred income taxes	6,502	(4,904)	(702)
Amortization of intangible assets	9,612	9,666	9,344
Amortization of deferred financing costs	506	921	1,424
Consolidation and restructuring charges	358	16,906	6,619
Loss on extinguishment of debt	—	987	—
Stock-based compensation	20,150	16,087	13,403
(Gain)/loss on disposition of assets	(1,227)	853	241
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,305	(17,307)	(5,934)
Inventory	(25,371)	(37,841)	(14,490)
Prepaid expenses and other current assets	(3,878)	(506)	1,088
Other non-current assets	(3,946)	(6,331)	(3,355)
Accounts payable	837	5,881	10,494
Accrued expenses and other current liabilities	(14)	(2,475)	(2,285)
Other non-current liabilities	943	1,425	8,285
Net cash provided by operating activities	155,621	108,547	130,289
Cash flows from investing activities:
Purchase of property, plant and equipment	(37,297)	(41,346)	(27,976)
Acquisition of businesses, net of cash acquired	(33,842)	—	—
Proceeds from sale of assets	8,354	1,920	87
Proceeds from sale of business	—	22,284	—
Net cash used in investing activities	(62,785)	(17,142)	(27,889)
Cash flows from financing activities:
Proceeds from revolving credit facilities	9,435	149,250	—
Proceeds from term loans	15,383	—	—
Repayments of revolving credit facilities	(45,821)	(110,500)	(84,000)
Repayments of term loans	—	(168,750)	(13,750)
Finance fees paid in connection with credit facilities	(276)	(852)	—
Payments of notes payable	(477)	(471)	(475)
Repurchase of common stock	(12,209)	(5,232)	(4,992)
Exercise of stock options	13,598	23,271	13,274
Net cash used in financing activities	(20,367)	(113,284)	(89,943)

Effect of exchange rate changes on cash	902	(2,400)	2,783
Cash and cash equivalents:
Increase/(decrease) during the year	73,371	(24,279)	15,240
Cash, at beginning of year	29,884	54,163	38,923
Cash, at end of year	$103,255	$29,884	$54,163

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$27,071	$22,141	$21,045
Interest	1,288	4,228	6,227

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we”, “us”, “our”, “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past fifteen years, we have broadened our end markets, products, customer base and geographic reach. We currently have 42 facilities in 7 countries, of which 33 are manufacturing facilities.

The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 9% of the Company’s net sales in fiscal 2020, 2019 or 2018. The Company’s segments are further discussed in Part II, Item 8. “Financial Statements and Supplemental Data,” Note 19 “Reportable Segments.”

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“AeroS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Airtomic LLC. (“Airtomic”), Schaublin Holding S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska sp. Z.o.o., RBC France SAS, Vianel Holding AG, Beck Bühler Mutschler Capital AG, Bär und Mettler AG, MBM Monstein Bär Mettler Modulare Werkzeugsysteme AG, Swiss Tool Systems AG - Switzerland and Schaublin GmbH (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Bearings U.K. Limited, Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim Bearings Company”), Engineered Components (“ECD”), RBC Aerocomponents (“AeroC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center, Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”) and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2020, 2019 and 2018 each contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

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

Transaction price reflects the amount of consideration that the Company expects to be entitled to in exchange for transferred goods or services. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied. For the majority of our contracts, the Company either provides distinct goods or services. Where both distinct goods and services are provided, we separate the contract into more than one performance obligation (i.e., a good or service is individually listed in a contract or sold individually to a customer). The Company generally sells products and services with observable standalone selling prices.

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 95% and 94% of the Company’s revenue was recognized in this manner based on sales for the years ended March 28, 2020 and March 30, 2019, respectively.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 5% and 6% of the Company’s revenue was recognized in this manner based on sales for the years ended March 28, 2020 and March 30, 2019, respectively. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the years ended March 28, 2020 and March 30, 2019, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 7% of accounts receivables at March 28, 2020 and 7% at March 30, 2019.

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

Contract Assets (Unbilled Receivables)

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Contract assets are included within prepaid expenses and other current assets or other assets on the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment, including equipment under finance leases (capital leases prior to the adoption of ASC 842), is provided for by the straight-line method over the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation of assets under capital leases is reported within depreciation and amortization. The cost of equipment under finance leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property, plant and equipment follows:

Buildings and improvements	20-30 years
Machinery and equipment	3-15 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the goodwill’s implied fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2020 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2020 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 140.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 44.8% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Pension and Postretirement Health Care and Life Insurance Benefits

The Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Plymouth subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania. The pension plan is overfunded as of March 28, 2020 and is included within other assets on the consolidated balance sheets.

The Company, for the benefit of employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets.

We calculate our pension costs as required under U.S. GAAP, and the calculations and assumptions utilized require judgment. U.S. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. Pension expense is split between operating income and non-operating income, where only the service cost component is included in operating income (within cost of sales and other, net on the consolidated statements of operations) and the non-service components are included in retirement benefits non-service expense (within other non-operating expense on the consolidated statements of operations). For purposes of determining retirement benefits non-service expense under U.S. GAAP, a calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a three-year period. Under U.S. GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the projected benefit obligation (PBO) or the calculated “market-related value” of assets. We do not use a “corridor” approach in the calculation of pension expense.

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

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net income	$126,036	$105,193	$87,141
Denominator:
Denominator for basic net income per common share—weighted-average shares	24,632,637	24,357,684	23,948,565
Effect of dilution due to employee stock options	289,994	358,529	415,224
Denominator for diluted net income per common share—adjusted weighted-average shares	24,922,631	24,716,213	24,363,789
Basic net income per common share	$5.12	$4.32	$3.64
Diluted net income per common share	$5.06	$4.26	$3.58

At March 28, 2020, 350,540 employee stock options and 1,350 restricted shares have been excluded from the calculation of diluted earnings per share. At March 30, 2019, 256,990 employee stock options and 1,500 restricted shares have been excluded from the calculation of diluted earnings per share. At March 31, 2018, 217,280 employee stock options and 53,073 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income). Net income of the Company’s foreign operations for fiscal 2020, 2019 and 2018 amounted to $3,526, $7,180 and $776, respectively. Total assets of the Company’s foreign operations were $159,039 and $115,789 at March 28, 2020 and March 30, 2019, respectively.

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

The carrying amounts of the Company’s borrowings under the Revolver, Foreign Revolver and Foreign Term Loan approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed. All borrowings have been classified as Level 2 in the valuation hierarchy.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 30, 2019	$(3,301)	$(4,166)	$(7,467)
Impact from adoption of ASU 2018-02	—	(1,289)	(1,289)
Other comprehensive income before reclassifications	2,719	—	2,719
Amounts reclassified from accumulated other comprehensive loss	—	(861)	(861)
Net current period other comprehensive income	2,719	(861)	1,858
Balance at March 28, 2020	$(582)	$(6,316)	$(6,898)

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

The cumulative-effect of the changes made to the balance sheet on the first day of adoption resulted in the recognition of lease assets and lease liabilities for operating lease commitments of $27,378. The adoption of this accounting standard had no impact on the Company’s consolidated statements of operations, debt compliance or the captions on the consolidated statements of cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. corporate statutory federal tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the TCJA’s enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the TCJA. As a result of the Company’s adoption on March 31, 2019, the Company reclassified $1,289 from accumulated other comprehensive income to retained earnings, both of which are components of total stockholders’ equity. The adoption of this accounting standard had no impact on the Company’s consolidated statements of operations, debt compliance or the captions on the consolidated statements of cash flows.

Recent Accounting Standards Yet to Be Adopted

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with a new expected credit loss impairment model. The new model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model will require entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. This ASU is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the years ended March 28, 2020, March 30, 2019 and March 31, 2018 and are as follows:

Principal End Markets:

	For the Fiscal Year Ended
	March 28, 2020
	Aerospace	Industrial	Total
Plain	$277,601	$80,690	$358,291
Roller	71,386	61,256	132,642
Ball	23,453	50,778	74,231
Engineered Products	96,806	65,491	162,297
	$469,246	$258,215	$727,461

	For the Fiscal Year Ended
	March 30, 2019
	Aerospace	Industrial	Total
Plain	$238,259	$84,992	$323,251
Roller	70,682	73,150	143,832
Ball	21,621	50,686	72,307
Engineered Products	100,571	62,555	163,126
	$431,133	$271,383	$702,516

	For the Fiscal Year Ended
	March 31, 2018
	Aerospace	Industrial	Total
Plain	$220,649	$76,059	$296,708
Roller	65,496	66,525	132,021
Ball	18,076	49,730	67,806
Engineered Products	114,490	63,924	178,414
	$418,711	$256,238	$674,949

In addition to disaggregating revenue by segment and principal end markets, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Refer to Note 2 – “Summary of Significant Accounting Policies” for further details.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $261,172 at March 28, 2020. The Company expects to recognize revenue on approximately 72% and 95% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period. As of March 28, 2020 and March 30, 2019, accounts receivable with customers, net, were $128,995 and $130,735, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the twelve-month period ended March 28, 2020:

Contract Assets - Current (1)

Balance at March 30, 2019	$1,895
Additional revenue recognized in excess of billings	4,638
Less: amounts billed to customers	(3,929)
Balance at March 28, 2020	$2,604

(1)	Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 30, 2019	$10,121
Payments received prior to revenue being recognized	21,031
Revenue recognized (2)	(18,624)
Reclassification (to)/from noncurrent	(1,412)
Balance at March 28, 2020	$11,116

(2)	Included within accrued expenses and other current liabilities on the consolidated balance sheets. During fiscal 2020, the Company recognized revenues of $7,849 that were included in the contract liability balance at March 30, 2019.

Contract Liabilities – Noncurrent (3)

Balance at March 30, 2019	$587
Payments received prior to revenue being recognized	454
Revenue recognized	(26)
Reclassification (to)/from current	1,412
Balance at March 28, 2020	$2,427

(3)	Included within other non-current liabilities on the consolidated balance sheets.

As of March 28, 2020, the Company does not have any contract assets classified as noncurrent on the consolidated balance sheets.

4. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 28, 2020	$1,430	$263	$13	$(79)	$1,627
March 30, 2019	1,326	203	(85)	(14)	1,430
March 31, 2018	1,213	125	73	(85)	1,326

*	Foreign currency, disposition and acquisition transactions.

5. Inventory

Inventories are summarized below:

	March 28, 2020	March 30, 2019
Raw materials	$51,362	$48,690
Work in process	97,286	90,820
Finished goods	218,846	195,491
	$367,494	$335,001

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 28, 2020	March 30, 2019
Land	$17,621	$18,735
Buildings and improvements	90,834	86,477
Machinery and equipment	321,580	289,467
	430,035	394,679
Less: accumulated depreciation and amortization	(210,189)	(186,784)
	$219,846	$207,895

7. Leases

The Company enters into operating leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2020 to February 2038, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

March 28, 2020
Operating Leases:
Lease assets:
Operating lease assets, net	$28,953

Lease liabilities:
Current operating lease liabilities	5,708
Long-term operating lease liabilities	23,396
Total operating lease liabilities	$29,104

The Company did not have any finance leases as of March 28, 2020. Cash paid included in the measurement of lease liabilities was $5,771 for the twelve-month period ended March 28, 2020. Lease assets obtained in exchange for new operating lease liabilities were $5,586 for the twelve-month period ended March 28, 2020.

Operating lease expense was $7,079, $7,172 and $7,161 for the twelve-month periods ended March 28, 2020, March 30, 2019 and March 31, 2018, respectively. Short-term and variable lease expense were immaterial.

Future undiscounted lease payments for the remaining lease terms as of March 28, 2020, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$6,254
One to two years	4,538
Two to three years	3,977
Three to four years	2,740
Four to five years	2,529
Thereafter	16,588
Total future undiscounted lease payments	36,626
Less: imputed interest	(7,522)
Total operating lease liabilities	$29,104

The weighted-average remaining lease term on March 28, 2020 for our operating leases is 10.9 years. The weighted-average discount rate on March 28, 2020 for our operating leases is 4.8%.

8. Acquisitions

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Vianel Holding AG (“Swiss Tool”) for a purchase price of approximately $33,842 (CHF 33,000), subject to a working capital adjustment. Swiss Tool, which is based in Bürglen, Switzerland, owns Swiss Tool Systems AG and other subsidiaries which collectively develop and manufacture high precision boring and turning solutions for metal cutting machines under the Swiss Tool Systems name. The preliminary purchase price allocation is as follows: accounts receivable ($1,325), inventory ($5,963), other current assets ($586), fixed assets ($3,487), intangible assets ($13,236), operating lease assets ($2,851), other non-current assets ($154), accounts payable ($562), other current liabilities ($894), operating lease liabilities ($2,851), deferred tax liabilities ($3,411) and noncurrent liabilities ($2,085). Goodwill of $15,955, which resulted from the purchase price allocation, is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities, including intangible assets and deferred income taxes. Swiss Tool is included in the Engineered Products reporting segment.

9. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
March 30, 2019	$16,007	$79,597	$5,623	$160,204	$261,431
Acquisition (1)	—	—	—	15,955	15,955
Translation adjustments	—	—	—	390	390
March 28, 2020	$16,007	$79,597	$5,623	$176,549	$277,776

(1)	Includes the assets acquired as part of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019, which is discussed further in Note 8.

Intangible Assets

		March 28, 2020		March 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$12,597	$50,878	$10,481
Customer relationships and lists	23	109,645	23,557	96,458	19,149
Trade names	10	16,330	8,906	15,959	7,447
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	11,553	6,045	10,534	5,540
Domain names	10	437	437	437	437
Other	2	4,633	3,468	2,473	2,325
		194,198	55,732	177,461	46,101
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	21	$218,479	$55,732	$201,742	$46,101

Amortization expense for definite-lived intangible assets during fiscal years 2020, 2019 and 2018 was $9,612, $9,666 and $9,344, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2021	$9,654
2022	9,536
2023	9,451
2024	9,323
2025	7,939
2026 and thereafter	92,563

10. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 28, 2020	March 30, 2019
Employee compensation and related benefits	$16,275	$14,485
Taxes	2,751	4,789
Deferred revenue	11,116	10,121
Workers compensation and insurance	3,500	2,685
Legal	250	1,184
Other	6,688	6,806
	$40,580	$40,070

11. Debt

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

The Amended Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Amended Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Amended Credit Agreement. As of March 28, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,850 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of March 28, 2020, $1,517 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246,150 under the Revolver as of March 28, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign divisions, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Schaublin Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 8, and (ii) provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Schaublin Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the credit agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 2.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of March 28, 2020, Schaublin was in compliance with all such covenants.

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

As of March 28, 2020, there was approximately $2,836 outstanding under the Foreign Revolver and approximately $15,757 outstanding under the Foreign Term Loan. As of March 28, 2020, approximately $170 in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $12,921 under the Foreign Revolver as of March 28, 2020.

Schaublin’s required future annual principal payments for the next five years and thereafter are approximately $5,941 for fiscal 2021, approximately $3,151 for each year from fiscal 2022 through fiscal 2024 and approximately $3,199 for fiscal 2025.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of March 28, 2020 was approximately $6,106.

The Company’s required future annual principal payments for the next five years are $488 for each year from fiscal 2021 through fiscal 2025 and $3,666 thereafter.

The balances payable under all borrowing facilities are as follows:

	March 28, 2020	March 30, 2019
Revolver and term loan facilities	$18,593	$39,250
Debt issuance cost	(1,687)	(1,912)
Other	6,106	6,308
Total debt	23,012	43,646
Less: current portion	6,429	467
Long-term debt	$16,583	$43,179

The current portion of long-term debt as of March 28, 2020 includes the current portion of the foreign term loan, foreign revolving credit facility and the Schaublin mortgage. The current portion of long-term debt as of March 30, 2019 includes the current portion of the Schaublin mortgage.

12. Other Non-Current Liabilities

The significant components of other non-current liabilities consist of:

	March 28, 2020	March 30, 2019
Other postretirement benefits	$2,485	$2,358
Non-current income tax liability	19,936	19,854
Deferred compensation	18,275	15,425
Contract liabilities	2,427	587
Other	496	407
	$43,619	$38,631

13. Pension Plan

At March 28, 2020, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Plymouth subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments, as follows:

	March 28, 2020	March 30, 2019
Cash and cash equivalents	$15,752	$925
U.S. equity mutual funds	3,447	20,310
International equity mutual funds	—	1,876
Fixed income mutual funds	7,182	3,052
	$26,381	$26,163

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

The following tables set forth the funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$24,507	$24,570
Service cost	248	258
Interest cost	832	885
Actuarial gain	1,317	389
Benefits paid	(1,644)	(1,595)
Benefit obligation at end of year	$25,260	$24,507
Change in plan assets:
Fair value of plan assets at beginning of year	$26,163	$24,909
Actual return on plan assets	1,112	1,349
Employer contributions	750	1,500
Benefits paid	(1,644)	(1,595)
Fair value of plan assets at end of year	$26,381	$26,163

Overfunded status at end of year	$1,121	$1,656
Amounts recognized in the consolidated balance sheets:

Non-current assets	$1,121	$1,656

Amounts recognized in accumulated other comprehensive loss:

Prior service cost	$2	$37
Net actuarial loss	8,352	7,307
Accumulated other comprehensive loss	$8,354	$7,344

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2021:

Prior service cost	$2
Net actuarial loss	1,082
Total	$1,084

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The following table sets forth net periodic benefit cost of the Company’s plan for the three fiscal years in the period ended March 28, 2020:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Components of net periodic benefit cost:
Service cost	$248	$258	$232
Interest cost	832	885	904
Expected return on plan assets	(1,753)	(1,667)	(1,610)
Amortization of prior service cost	35	35	35
Amortization of losses	914	995	1,207
Net periodic benefit cost	$276	$506	$768

The assumptions used in determining the net periodic benefit cost information are as follows:

	FY 2020	FY 2019	FY 2018
Discount rate	3.50%	3.70%	3.70%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%

The discount rates used in determining the funded status as of March 28, 2020 and March 30, 2019 were 2.80% and 3.50%, respectively.

To determine the net periodic benefit costs in fiscal 2020, the Pri-2012 Private Retirement Plans Blue Collar Amount-Weighted Mortality Table, projected to the measurement date with Scale MP-2019, was used. To determine the net periodic benefit costs in fiscal 2019, the RP-2014 Adjusted to 2006 Blue Collar Mortality Table, projected to the measurement date with Scale MP-2018, was used. To determine the net periodic benefit costs in fiscal 2018, the RP-2014 Adjusted to 2006 Blue Collar Mortality Table, projected to the measurement date with Scale MP-2017, was used.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2020:

2021	$1,722
2022	1,736
2023	1,742
2024	1,741
2025	1,705
2026-2030	7,954

Although no contributions are required for fiscal 2021, the Company expects to make cash contributions in the $750 to $1,500 range.

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 149 and 46 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. Through the insurance contracts, Schaublin and Swiss Tool have effectively transferred all investment and mortality risk to the collective provident foundation and Swiss insurance company, respectively, which guarantees the federally mandated rate of return and the conversion rate at retirement for the BVG mandatory portion. Accordingly, the plans have no unfunded liability; the interest cost is exactly offset by the actual return. Thus, the net periodic pension cost is equal to the amount of annual premium paid by Schaublin and Swiss Tool, respectively. For fiscal years 2020, 2019 and 2018, Schaublin made contribution and premium payments equal to $872, $887 and $889, respectively. Swiss Tool made contribution and premium payments equal to $229 since being acquired in August 2019.

The Company also has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $2,212, $1,889 and $1,714 in fiscal 2020, 2019 and 2018, respectively.

Effective September 1, 1996, the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. The SERP allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified, allowing eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. Employer contributions under this plan equal the lesser of 25% of the deferrals, or 1.75% of the employee’s annual salary, which vest in full after one year of service following the effective date of the SERP. Employer contributions under this plan amounted to $289, $312 and $271 in fiscal 2020, 2019 and 2018, respectively.

14. Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheets.

The following table set forth the funded status of the Company’s postretirement benefit plans, the amount recognized in the balance sheet at March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$2,547	$2,671
Service cost	63	47
Interest cost	84	91
Actuarial gain	94	(131)
Benefits paid	(127)	(131)
Benefit obligation at end of year	$2,661	$2,547
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	127	131
Benefits paid	(127)	(131)
Fair value of plan assets at end of year	$—	$—

Underfunded status at end of year	$(2,661)	$(2,547)
Amounts recognized in the consolidated balance sheets:
Current liability	$(176)	$(189)
Non-current liability	(2,485)	(2,358)
Net liability recognized	$(2,661)	$(2,547)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$9	$12
Net actuarial loss	(74)	(191)
Accumulated other comprehensive loss	$(65)	$(179)

Amounts included in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2021:

Prior service cost	$3
Net actuarial loss	(1)
Total	$2

	Fiscal Year Ended
Components of net periodic benefit cost:	March 28, 2020	March 30, 2019	March 31, 2018
Service cost	$63	$47	$33
Interest cost	84	91	98
Prior service cost amortization	3	3	3
Amount of loss recognized	(23)	(25)	(4)
Net periodic benefit cost	$127	$116	$130

The Company measures its plans as of the last day of the fiscal year.

The plans contractually limit the benefit to be provided for certain groups of current and future retirees. As a result, there is no health care trend associated with these groups. The discount rate used in determining the accumulated postretirement benefit obligation was 2.80% at March 28, 2020 and 3.50% at March 30, 2019. The discount rate used in determining the net periodic benefit cost was 3.50% for fiscal 2020, 3.70% for fiscal 2019, and 3.70% for fiscal 2018. To determine the postretirement net periodic benefit costs in fiscal 2020, the Pri-2012 Private Retirement Plans Blue Collar Amount Weighted Mortality Table, projected to the measurement date with Scale MP-2019, was used. To determine the postretirement net periodic benefit costs in fiscal 2019, the RP-2014 Adjusted to 2006 Blue Collar Mortality Table, projected to the measurement date with Scale MP-2018, was used. To determine the postretirement net periodic benefit costs in fiscal 2018, the RP-2014 Adjusted to 2006 Blue Collar Mortality Table, projected to the measurement date with Scale MP-2017, was used.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2020:

2021	$176
2022	174
2023	187
2024	179
2025	179
2026-2030	959

15. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Domestic	$148,154	$115,747	$116,513
Foreign	5,985	10,343	3,338
Total income before income taxes	$154,139	$126,090	$119,851

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Current tax expense:
Federal	$16,370	$18,200	$28,555
State	2,578	2,908	1,313
Foreign	2,653	4,693	3,544
	21,601	25,801	33,412
Deferred tax expense:
Federal	6,210	(4,111)	(273)
State	1,076	(756)	457
Foreign	(784)	(37)	(886)
	6,502	(4,904)	(702)
Total income taxes	$28,103	$20,897	$32,710

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the “TCJA” or the “Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Act permanently reduces the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The primary impacts of the TCJA reflected in the consolidated financial statements relate to the remeasurement of deferred tax assets and liabilities resulting from the change in the corporate rate and a one-time mandatory transition tax on accumulated earnings of foreign subsidiaries. The SEC provided guidance that allows the Company to record provisional amounts if the accounting assessment is incomplete for impacts of the Act, with the requirement that the accounting be finalized in a period not to exceed one year from the date of enactment. As of December 22, 2018, the Company has completed the accounting for the tax effects of the Act and there have been no material changes to previously recorded amounts.

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

An additional tax law change provided under TCJA introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (FDII) for tax years beginning after December 31, 2017. The Company has evaluated this provision of TCJA and believes that FDII results in a favorable impact on the application of ASC 740.

In addition to the impact of a full fiscal year with a lower U.S. federal statutory rate, the Company recorded a net tax benefit of $1,651 in fiscal 2019 resulting from the Act.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Income taxes using U.S. federal statutory rate	$32,369	$26,479	$37,825
State income taxes, net of federal benefit	2,851	1,714	1,221
Domestic production activities deduction	—	—	(1,374)
Revaluation of deferred tax liabilities due to federal rate change	—	282	(9,318)
Stock-based compensation	(3,834)	(5,155)	(4,905)
Foreign rate differential	613	2,484	1,604
Transition tax	135	(161)	9,166
Research and development credits	(1,737)	(1,765)	(1,293)
Foreign derived intangible income (FDII)	(1,569)	(1,772)	—
U.S. unrecognized tax positions	(146)	(951)	452
Other - net	(579)	(258)	(668)
	$28,103	$20,897	$32,710

Net deferred tax assets (liabilities) are comprised of the following:

	March 28, 2020	March 30, 2019
Deferred tax assets:
Postretirement benefits	$591	$560
Employee compensation accruals	4,886	4,034
Inventory	9,479	9,298
Operating lease liabilities	7,252	—
Stock compensation	5,289	4,734
Tax loss and credit carryforwards	9,726	9,863
State tax	1,460	1,270
Other	—	187
Total gross deferred tax assets	38,683	29,946
Valuation allowance	(4,250)	(3,643)
Total deferred tax assets	$34,433	$26,303
Deferred tax liabilities:
Property, plant and equipment	$(21,029)	$(16,312)
Pension	(262)	(388)
Operating lease assets	(7,218)	—
Other	(603)	—
Intangible assets	(21,881)	(16,465)
Total deferred tax liabilities	$(50,993)	$(33,165)

Total net deferred liabilities	$(16,560)	$(6,862)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state credits and state net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 28, 2020 the valuation allowance increased by $607 which pertained to an increase of U.S. federal and state credits. For the Company’s fiscal year ended March 30, 2019 the valuation allowance increased by $1,325 which pertained to an increase of U.S. federal and state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 28, 2020, the Company has state net operating losses in different jurisdictions at varying amounts up to $7,332, which expire at various dates through 2036. At March 28, 2020, the Company has U.S. federal and state credits in different jurisdictions at varying amounts up to $6,414 which will expire at various dates through 2035. At March 28, 2020, the Company has foreign credits in different jurisdictions at varying amounts up to $936 which will expire at various dates through 2037.

The TCJA required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017. If the earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. A provision has not been made for additional U.S. and foreign taxes at March 28, 2020 on approximately $19,408 of undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 28, 2020 and March 30, 2019 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 28, 2020	March 30, 2019	March 31, 2018
Balance, beginning of year	$13,479	$11,935	$13,775
Gross increases (decreases) – tax positions taken during a prior period	123	624	(2,475)
Gross increases – tax positions taken during the current period	1,702	2,697	1,146
Reductions due to lapse of the applicable statute of limitations	(1,092)	(1,777)	(511)
Balance, end of year	$14,212	$13,479	$11,935

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized expense of $213, $45 and $284 of interest and penalties on its statement of operations for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018 respectively. The Company has approximately $1,406 and $1,193 of accrued interest and penalties at March 28, 2020 and March 30, 2019, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 3, 2021 due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1,463.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2017.

16. Stockholders’ Equity

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

Stock Options. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2005 Long-Term Incentive Plan, any incentive stock option must be exercised within 10 years of the date of grant. Under the 2013 Long-Term Incentive Plan, any incentive stock option must be exercised within 7 years of the date of grant. Under the 2017 Long-Term Incentive Plan, any incentive stock option must be exercised within 7 years of the date of grant. Under all three Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of March 28, 2020, there were outstanding options to purchase 4,200 shares of common stock granted under the 2005 Long-Term Incentive Plan, all of which were exercisable. There were 365,828 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 117,452 of which were exercisable. There were 343,883 outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan, 32,391 of which were exercisable.

Restricted Stock. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 Long-Term Incentive Plan, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed fifty percent (50%) of the total authorized number of Shares pursuant to the Plan. As of March 28, 2020, there were 155,298 and 133,412 shares of restricted stock outstanding under the 2013 and 2017 Long-Term Incentive Plans, respectively. There were no shares of restricted stock outstanding under the 2005 Long-Term Incentive Plan as of March 28, 2020.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plan. Under the 2013 and 2017 Long-Term Incentive Plans, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the 2005, 2013 or 2017 Long-Term Incentive Plans as of March 28, 2020.

Performance Awards. The Compensation Committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. There were no performance awards issued or outstanding under the 2005, 2013 or 2017 Long-Term Incentive Plans as of March 28, 2020.

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

A summary of the status of the Company’s stock options outstanding as of March 28, 2020 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 30, 2019	743,140	$95.82	5.3	$23,301
Awarded	154,200	144.52
Exercised	(179,897)	75.59
Forfeitures	(3,532)	99.79
Outstanding, March 28, 2020	713,911	$111.41	4.5	$9,270

Exercisable, March 28, 2020	154,043	$90.87	3.4	$3,880

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	1.82%	2.77%	2.02%
Expected volatility	26.93%	25.16%	24.17%

The weighted average fair value per share of options granted was $39.34 in fiscal 2020, $37.02 in fiscal 2019 and $26.73 in fiscal 2018.

The Company recorded $4,146 (net of taxes of $1,263) in compensation in fiscal 2020 related to option awards. As of March 28, 2020, there was $14,160 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.3 years. The total intrinsic value of options exercised in fiscal 2020, 2019 and 2018 was $15,273, $26,060 and $16,002, respectively.

Of the total awards outstanding at March 28, 2020, 704,048 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $111.20, an intrinsic value of $9,222 and a weighted average contractual term of 4.5 years.

A summary of the status of the Company’s restricted stock outstanding as of March 28, 2020 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, March 30, 2019	317,881	$110.03
Granted	97,640	145.72
Vested	(123,493)	101.83
Forfeitures	(3,318)	116.34
Non-vested, March 28, 2020	288,710	$125.54

The Company recorded $11,299 (net of taxes of $3,442) in compensation in fiscal 2020 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2020, 2019, and 2018 was $19,916, $15,819, and $13,713, respectively. Unrecognized expense for restricted stock was $26,754 at March 28, 2020. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

17. Commitments and Contingencies

As of March 28, 2020, approximately 7.5% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2020, 2019 and 2018, there were no audits by the government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2021 or 2022.

Investigation and remediation of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facility in Hartsville, South Carolina and a corrective action plan at the Company’s property in Clayton, Georgia. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. In connection with the purchase of the Company’s Clayton, Georgia property, the Company agreed to take assignment of the hazardous waste permit covering such facility and to assume certain responsibilities to implement a corrective action plan concerning the remediation of certain soil and groundwater contamination present at that facility. The corrective action plan is ongoing. Although there can be no assurance, the Company does not expect the costs associated with the above sites to be material.

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. We do not believe that any litigation or proceeding in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

The Company has lease arrangements which expire at various dates. Refer to Note 7, “Leases”, for further details regarding these lease arrangements.

18. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Plant consolidation and restructuring costs	$1,087	$16,906	$7,685
Acquisition costs	901	—	—
Provision for doubtful accounts	263	203	125
Amortization of intangibles	9,612	9,666	9,344
(Gain) loss on disposal of assets	(1,227)	853	241
Other income, net	(883)	(514)	(756)
	$9,753	$27,114	$16,639

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

Engineered Products. Engineered Products consist of highly engineered hydraulics, fasteners, collets, tool holders and precision components used in aerospace, marine and industrial applications.

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

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net External Sales
Plain	$358,291	$323,251	$296,708
Roller	132,642	143,832	132,021
Ball	74,231	72,307	67,806
Engineered Products	162,297	163,126	178,414
	$727,461	$702,516	$674,949
Gross Margin
Plain	$144,958	$129,297	$115,886
Roller	55,519	61,559	55,160
Ball	33,041	29,846	27,965
Engineered Products	55,585	55,951	59,526
	$289,103	$276,653	$258,537
Selling, General and Administrative Expenses
Plain	$26,256	$25,617	$25,991
Roller	6,359	6,266	6,307
Ball	6,481	6,428	6,773
Engineered Products	17,739	19,664	21,071
Corporate	65,730	59,529	52,982
	$122,565	$117,504	$113,124
Operating Income
Plain	$115,028	$100,048	$86,628
Roller	48,615	55,148	48,831
Ball	26,454	23,222	20,919
Engineered Products	32,266	16,183	25,081
Corporate	(65,578)	(62,566)	(52,685)
	$156,785	$132,035	$128,774
Total Assets
Plain	$423,925	$393,014	$401,248
Roller	179,711	166,733	157,012
Ball	70,138	66,443	60,000
Engineered Products	504,649	458,058	465,479
Corporate	143,489	63,119	59,012
	$1,321,912	$1,147,367	$1,142,751

Capital Expenditures
Plain	$13,695	$13,185	$11,468
Roller	6,362	5,328	4,245
Ball	2,420	3,276	2,407
Engineered Products	14,645	18,715	7,209
Corporate	175	842	2,647
	$37,297	$41,346	$27,976

Depreciation & Amortization
Plain	$10,230	$9,849	$9,296
Roller	4,339	4,029	4,109
Ball	2,199	1,971	1,752
Engineered Products	11,442	10,412	10,777
Corporate	3,210	3,397	2,426
	$31,420	$29,658	$28,360

Geographic External Sales
Domestic	$651,381	$633,381	$592,818
Foreign	76,080	69,135	82,131
	$727,461	$702,516	$674,949

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Geographic Long-Lived Assets
Domestic	$190,215	$165,533	$150,716
Foreign	58,584	42,362	41,797
	$248,799	$207,895	$192,513
Intersegment Sales
Plain	$6,687	$6,292	$5,209
Roller	15,579	14,650	13,262
Ball	2,947	3,363	2,408
Engineered Products	44,964	38,948	31,857
	$70,177	$63,253	$52,736

The net loss of $16,544 related to the sale of the Miami division during fiscal 2019 was included within the Engineered Products segment and was recognized within other, net on the consolidated statements of operations. All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of March 28, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2020 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 28, 2020.

The effectiveness of our internal control over financial reporting as of March 28, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

RBC Bearings Incorporated

Oxford, Connecticut

May 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2020 and the related notes and our report dated May 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 20, 2020

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Audit Committee *

Alan B. Levine, Chairman

Michael H. Ambrose

Edward D. Stewart

Compensation Committee

Richard R. Crowell, Chairman

Alan B. Levine

Dr. Amir Faghri

Nominating and Governance Committee

Dr. Amir Faghri

Edward D. Stewart

Dr. Steven H. Kaplan

*	At least one member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 28, 2020 and which is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at March 28, 2020 and March 30, 2019;

Consolidated Statements of Operations for the years ended March 28, 2020, March 30, 2019 and March 31, 2018;

Consolidated Statements of Comprehensive Income for the years ended March 28, 2020, March 30, 2019 and March 31, 2018;

Consolidated Statements of Stockholders’ Equity for the years ended March 28, 2020, March 30, 2019 and March 31, 2018;

Consolidated Statements of Cash Flows for the years ended March 28, 2020, March 30, 2019 and March 31, 2018; and

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

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.2	Description of Capital Stock (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q dated November 1, 2019).
10.1	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.2	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.3	RBC Bearings Incorporated Amended and Restated 2005 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2010).
10.4	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.5	Equity Purchase Agreement, dated March 26, 2015, by and between Roller Bearing Company of America, Inc. as Buyer, RBC Bearings Incorporated as Guarantor, and Dover Corporation (Canada) Limited and Dover Engineered Systems, Inc. as Sellers (filed as Exhibit 2.1 to Current Report on Form 8-K dated March 26, 2015).
10.6	Credit Agreement, dated April 24, 2015, among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated April 24, 2015).
10.7	Guarantee, dated April 24, 2015, by and between RBC Bearings Incorporated, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated April 24, 2015).
10.8	Security Agreement, dated April 24, 2015 by and between Roller Bearing Company of America, Inc., RBC Bearing Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).
10.9	Pledge Agreement, dated April 24, 2015, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).
10.10	Amendment No. 1 to Credit Agreement, dated as of January 31, 2019, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 5, 2019).

10.11	Restated and Amended Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8 K dated June 7, 2017).
10.12	Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated June 7, 2017).
10.13	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.14	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.15	Change in Control Letter Agreement for Joseph Salamunovich (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 30, 2018).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 20, 2020

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
Date: May 20, 2020

/s/ Ernest D. Hawkins Ernest D. Hawkins	Chief Accounting Officer
Date: May 20, 2020

/s/ Robert M. Sullivan Robert M. Sullivan	Corporate Controller
Date: May 20, 2020

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 20, 2020

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 20, 2020

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 20, 2020

/s/ Edward D. Stewart Edward D. Stewart	Director
Date: May 20, 2020

/s/ Dr. Steven H. Kaplan Dr. Steven H. Kaplan	Director
Date: May 20, 2020

/s/ Michael H. Ambrose Michael H. Ambrose	Director
Date: May 20, 2020