Form 10-Q
period 2020-06-27
RBC Bearings INC
filed 2020-08-06
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

As of July 31, 2020, RBC Bearings Incorporated had 25,071,591 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 27, 2020	March 28, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,615	$103,255
Accounts receivable, net of allowance for doubtful accounts of $1,642 at June 27, 2020 and $1,627 at March 28, 2020	113,184	128,995
Inventory	371,009	367,494
Prepaid expenses and other current assets	11,041	12,262
Total current assets	638,849	612,006
Property, plant and equipment, net	218,128	219,846
Operating lease assets, net	30,530	28,953
Goodwill	277,455	277,776
Intangible assets, net of accumulated amortization of $58,242 at June 27, 2020 and $55,732 at March 28, 2020	161,060	162,747
Other assets	23,187	20,584
Total assets	$1,349,209	$1,321,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,812	$51,038
Accrued expenses and other current liabilities	36,098	40,580
Current operating lease liabilities	5,891	5,708
Current portion of long-term debt	6,489	6,429
Total current liabilities	100,290	103,755
Deferred income taxes	19,425	16,560
Long-term debt, less current portion	16,635	16,583
Long-term operating lease liabilities	24,857	23,396
Other non-current liabilities	45,367	43,619
Total liabilities	206,574	203,913

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 27, 2020 and March 28, 2020, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 27, 2020 and March 28, 2020, respectively; issued shares: 25,941,772 and 25,881,415 at June 27, 2020 and March 28, 2020, respectively	259	259
Additional paid-in capital	418,069	412,400
Accumulated other comprehensive loss	(6,229)	(6,898)
Retained earnings	791,908	769,219
Treasury stock, at cost, 870,161 shares and 838,982 shares at June 27, 2020 and March 28, 2020, respectively	(61,372)	(56,981)
Total stockholders’ equity	1,142,635	1,117,999
Total liabilities and stockholders’ equity	$1,349,209	$1,321,912

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net sales	$156,493	$182,690
Cost of sales	97,040	111,996
Gross margin	59,453	70,694
Operating expenses:
Selling, general and administrative	26,829	30,087
Other, net	3,810	2,117
Total operating expenses	30,639	32,204
Operating income	28,814	38,490
Interest expense, net	425	547
Other non-operating expense	42	169
Income before income taxes	28,347	37,774
Provision for income taxes	5,658	7,275
Net income	$22,689	$30,499
Net income per common share:
Basic	$0.92	$1.24
Diluted	$0.91	$1.23
Weighted average common shares:
Basic	24,763,903	24,501,707
Diluted	24,933,941	24,807,307

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net income	$22,689	$30,499
Pension and postretirement liability adjustments, net of taxes (1)	260	178
Foreign currency translation adjustments	409	2,542
Total comprehensive income	$23,358	$33,219

(1)	These adjustments were net of tax expense of $79 and $54 for the three-month periods ended June 27, 2020 and June 29, 2019, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2020	25,881,415	$259	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999
Net income	—	—	—	—	22,689	—	—	22,689
Share-based compensation	—	—	5,438	—	—	—	—	5,438
Repurchase of common stock	—	—	—	—	—	(31,179)	(4,391)	(4,391)
Exercise of equity awards	4,200	—	231	—	—	—	—	231
Change in net prior service cost and actuarial losses, net of tax expense of $79	—	—	—	260	—	—	—	260
Issuance of restricted stock	56,157	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	409	—	—	—	409
Balance at June 27, 2020	25,941,772	$259	$418,069	$(6,229)	$791,908	(870,161)	$(61,372)	$1,142,635

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of tax expense of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$22,689	$30,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,892	5,236
Deferred income taxes	2,865	1,153
Amortization of intangible assets	2,504	2,284
Amortization of deferred financing costs	141	99
Share-based compensation	5,438	4,802
Other non-cash charges	3	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,848	815
Inventory	(3,294)	(7,423)
Prepaid expenses and other current assets	1,240	(1,052)
Other non-current assets	(4,678)	(1,041)
Accounts payable	739	1,986
Accrued expenses and other current liabilities	(4,180)	2,773
Other non-current liabilities	3,152	16
Net cash provided by operating activities	48,359	40,136

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,875)	(12,040)
Proceeds from sale of assets	5	2
Acquisition of business	245	-
Net cash used in investing activities	(3,625)	(12,038)

Cash flows from financing activities:
Repayments of revolving credit facilities	-	(17,000)
Repayments of notes payable	(122)	(117)
Exercise of stock options	231	276
Repurchase of common stock	(4,391)	(9,514)
Net cash used in financing activities	(4,282)	(26,355)

Effect of exchange rate changes on cash	(92)	1,086

Cash and cash equivalents:
Increase during the period	40,360	2,829
Cash, at beginning of period	103,255	29,884
Cash, at end of period	$143,615	$32,713

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$899	$489
Interest	267	408

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 27, 2020 are not necessarily indicative of the operating results for the entire fiscal year ending April 3, 2021. The three-month periods ended June 27, 2020 and June 29, 2019 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended March 28, 2020. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In September 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance replaces the current incurred loss approach with a new expected credit loss impairment model. The new model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses considers historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics are grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. The Company adopted this accounting standard update in the first quarter of fiscal 2021 and it did not have a material impact on the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective until after April 3, 2021 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three-month periods ended June 27, 2020 and June 29, 2019 are as follows:

Principal End Markets

	Three Months Ended
	June 27, 2020			June 29, 2019
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$59,352	$19,523	$78,875	$67,306	$20,183	$87,489
Roller	13,230	9,670	22,900	19,313	17,546	36,859
Ball	7,022	11,818	18,840	5,430	12,280	17,710
Engineered Products	19,378	16,500	35,878	24,270	16,362	40,632
	$98,982	$57,511	$156,493	$116,319	$66,371	$182,690

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract under Accounting Standards Codification (ASC) 606 for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of many of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient that allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $274,688 at June 27, 2020. The Company expects to recognize revenue on approximately 65% and 88% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter. Excluded from these remaining performance obligations are orders received from customers for which the delivery date has not yet been agreed to.

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

These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period. As of June 27, 2020 and March 28, 2020, accounts receivable with customers, net, were $113,184 and $128,995, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the three-month period ended June 27, 2020:

Contract Assets - Current (1)

Balance at March 28, 2020	$2,604
Additional revenue recognized in excess of billings	670
Less: amounts billed to customers	(1,429)
Balance at June 27, 2020	$1,845

(1)	Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 28, 2020	$11,116
Payments received prior to revenue being recognized	634
Revenue recognized	(6,310)
Reclassification (to)/from noncurrent	727
Balance at June 27, 2020	$6,167

(2)	Included within accrued expenses and other current liabilities on the consolidated balance sheets. During the first three months of fiscal 2021, the Company recognized revenues of $5,821 that were included in the contract liability balance at March 28, 2020.

Contract Liabilities – Noncurrent (3)

Balance at March 28, 2020	$2,427
Payments received prior to revenue being recognized	—
Reclassification (to)/from current	(727)
Balance at June 27, 2020	$1,700

(3)	Included within other non-current liabilities on the consolidated balance sheets.

As of June 27, 2020, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheet.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2020	$(582)	$(6,316)	$(6,898)
Other comprehensive income before reclassifications	409	—	409
Amounts reclassified from accumulated other comprehensive income	—	260	260
Net current period other comprehensive income	409	260	669
Balance at June 27, 2020	$(173)	$(6,056)	$(6,229)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	June 27, 2020	June 29, 2019

Net income	$22,689	$30,499

Denominator for basic net income per common share—weighted-average shares outstanding	24,763,903	24,501,707
Effect of dilution due to employee stock awards	170,038	305,600
Denominator for diluted net income per common share — weighted-average shares outstanding	24,933,941	24,807,307

Basic net income per common share	$0.92	$1.24

Diluted net income per common share	$0.91	$1.23

At June 27, 2020, 504,768 employee stock options and 61,025 restricted shares have been excluded from the calculation of diluted earnings per share. At June 29, 2019, 373,840 employee stock options and 86,040 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	June 27, 2020	March 28, 2020
Raw materials	$52,310	$51,362
Work in process	93,496	97,286
Finished goods	225,203	218,846
	$371,009	$367,494

8. Goodwill and Intangible Assets

Goodwill

	Roller	Plain	Ball	Engineered Products	Total
March 28, 2020	$16,007	$79,597	$5,623	$176,549	$277,776
Translation adjustments	—	—	—	62	62
Acquisition (1)	—	—	—	(383)	(383)
June 27, 2020	$16,007	$79,597	$5,623	$176,228	$277,455

(1)	Includes a reduction of goodwill recognized due to opening balance sheet adjustments made during the measurement period of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019.

Intangible Assets

		June 27, 2020		March 28, 2020
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$13,125	$50,878	$12,597
Customer relationships and lists	23	109,696	24,731	109,645	23,557
Trade names	10	16,331	9,278	16,330	8,906
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	11,775	6,167	11,553	6,045
Domain names	10	437	437	437	437
Other	3	5,182	3,782	4,633	3,468
		195,021	58,242	194,198	55,732
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	21	$219,302	$58,242	$218,479	$55,732

Amortization expense for definite-lived intangible assets for the three-month period ended June 27, 2020 was $2,504, compared to $2,284 for the three-month period ended June 29, 2019. Estimated amortization expense for the remaining nine months of fiscal 2021, the five succeeding fiscal years and thereafter is as follows:

2021	$7,240
2022	9,538
2023	9,456
2024	9,327
2025	8,679
2026	7,218
2027 and thereafter	85,321

9. Debt

The balances payable under all borrowing facilities are as follows:

	June 27, 2020	March 28, 2020
Revolver and term loan facilities	$18,664	$18,593
Debt issuance costs	(1,546)	(1,687)
Other	6,006	6,106
Total debt	23,124	$23,012
Less: current portion	6,489	$6,429
Long-term debt	$16,635	$16,583

The current portion of long-term debt as of June 27, 2020 includes the current portion of the foreign term loan, foreign revolving facility and the Schaublin mortgage, all of which are discussed below in further detail.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250,000 revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement.

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

The Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of June 27, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,700 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of June 27, 2020, $1,418 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246,300 under the Revolver as of June 27, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of March 31, 2020, Schaublin was in compliance with all such covenants.

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

As of June 27, 2020, there was approximately $2,847 outstanding under the Foreign Revolver and approximately $15,817 outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. As of June 27, 2020, approximately $128 in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $12,970 under the Foreign Revolver as of June 27, 2020.

Schaublin’s required future annual principal payments for the next five years and thereafter are approximately $5,999 for fiscal 2021, approximately $3,163 for each year from fiscal 2022 through fiscal 2024 and approximately $3,176 for fiscal 2025.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of June 27, 2020 was approximately $6,006 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments for the next five years are approximately $490 for each year from fiscal 2021 through fiscal 2025 and $3,556 thereafter.

10. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2017.

The effective income tax rates for the three-month periods ended June 27, 2020 and June 29, 2019, were 20.0% and 19.3%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes that increase the rate.

The effective income tax rate for the three-month period ended June 27, 2020 of 20.0% includes $315 of tax benefit associated with share-based compensation, along with $75 of tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended June 27, 2020 would have been 21.3%. The effective income tax rate for the three-month period ended June 29, 2019 of 19.3% includes discrete items of $510 of tax benefit associated with share-based compensation and $241 of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without discrete items for the three-month period ended June 29, 2019 would have been 21.2%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,524.

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

	Three Months Ended
	June 27, 2020	June 29, 2019
Net External Sales
Plain	$78,875	$87,489
Roller	22,900	36,859
Ball	18,840	17,710
Engineered Products	35,878	40,632
	$156,493	$182,690
Gross Margin
Plain	$32,077	$34,114
Roller	8,407	14,524
Ball	7,927	7,799
Engineered Products	11,042	14,257
	$59,453	$70,694
Selling, General & Administrative Expenses
Plain	$5,271	$6,514
Roller	1,239	1,614
Ball	1,346	1,633
Engineered Products	3,812	4,303
Corporate	15,161	16,023
	$26,829	$30,087
Operating Income
Plain	$25,401	$26,825
Roller	7,099	12,570
Ball	6,551	6,137
Engineered Products	5,981	9,002
Corporate	(16,218)	(16,044)
	$28,814	$38,490
Intersegment Sales
Plain	$1,562	$1,847
Roller	3,378	3,201
Ball	667	669
Engineered Products	10,649	10,822
	$16,256	$16,539

All intersegment sales are eliminated in consolidation.

12. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Swiss Tool for a purchase price of approximately $33,597 (CHF 32,768). We have finalized the purchase price allocation with no material adjustments subsequent to March 28, 2020.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) The loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results are likely to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired or that we may acquire in the future may have liabilities which are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (aa) risks associated with utilizing information technology systems could adversely affect our operations. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 28, 2020. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 42 facilities in 7 countries, of which 33 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings, Roller Bearings, Ball Bearings, and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three-month period ended June 27, 2020 decreased 14.3% compared to the same period last fiscal year. The decrease in net sales was a result of a 14.9% decrease in our aerospace markets and a 13.3% decrease in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, offset by increases in our defense business. The decrease in industrial sales was driven by decreases in the mining, energy, and general industrial markets. Excluding $2.2 million of sales associated with Swiss Tool, which was acquired in fiscal 2020, overall net sales decreased 15.5% year over year. Our backlog, as of June 27, 2020, was $431.9 million compared to $459.4 million as of June 29, 2019.

The COVID-19 health crisis, which was declared a pandemic in March 2020, has led to governments around the world implementing measures to reduce the spread. These measures include quarantines, “shelter in place” orders, travel restrictions, and other measures and have resulted in a slowdown of worldwide economic activity.

Our business is operating as an essential business, and as such, our facilities have remained open, with the exception of a few temporary closures at some of our locations. The COVID-19 pandemic impacted our commercial aerospace and industrial sales in the first quarter of fiscal 2021. During this period, our commercial aerospace sales continued to face headwinds associated with build rate changes within the industry.

Our production and sales in the first quarter of fiscal 2021 have been negatively affected by the economic implications of the pandemic. We expect that commercial aerospace OEM and aftermarket, which make up approximately half of our sales annually, will continue to be impacted by the year-over-year decline in air travel and changes in production rates. Conversely, our sales to aerospace defense markets are expected to grow throughout fiscal 2021. Sales in these markets grew 11.9% during the first quarter of fiscal 2021 as compared to the same period last year. Our sales to industrial markets will continue to be adversely affected in the next quarter of fiscal 2021 due to the slowdown of economic activity. Management is continuously evaluating the status of our orders and operations, and restructuring efforts are being implemented where necessary to align our cost structure to the new demand levels we experience in the marketplace.

We experienced strong cash flow generation during the first quarter of fiscal 2021 (as discussed in the section “Liquidity and Capital Resources”, below). Management believes that these operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future, including at least the next twelve months. As of June 27, 2020, we had cash and cash equivalents of $143.6 million of which approximately $15.3 million was cash held by our foreign operations.

The Company expects net sales to be approximately $148.0 million to $152.0 million in the second quarter of fiscal 2021.

Results of Operations

(dollars in millions)

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Total net sales	$156.5	$182.7	$(26.2)	(14.3)%

Net income	$22.7	$30.5	$(7.8)	(25.6)%

Net income per common share: diluted	$0.91	$1.23
Weighted average common shares: diluted	24,933,941	24,807,307

Our net sales for the three-month period ended June 27, 2020 decreased 14.3% compared to the same period last fiscal year. The decrease in net sales was a result of a 14.9% decrease in our aerospace markets and a 13.3% decrease in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, which were down 21.4%, offset by increases in our defense business of 11.9%. The decrease in industrial sales was driven by decreases in the mining, energy, and general industrial markets. Excluding $2.2 million of sales associated with Swiss Tool, which was acquired in fiscal 2020, overall net sales decreased 15.5% year over year.

Net income for the first quarter of fiscal 2021 was $22.7 million compared to $30.5 million for the same period last year. Net income for the first quarter of fiscal 2021 was affected by $0.9 million of after tax restructuring costs and related items and $0.1 million of losses on foreign exchange offset by $0.1 million of discrete tax benefit. Net income for the first quarter of fiscal 2020 was affected by $0.3 million of after tax costs associated with losses on foreign exchange offset by $0.2 million of discrete tax benefit.

Gross Margin

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Gross Margin	$59.5	$70.7	$(11.2)	(15.9)%
Gross Margin %	38.0%	38.7%

Gross margin was 38.0% of net sales for the first quarter of fiscal 2021 compared to 38.7% for the first quarter of fiscal 2020. The decrease was primarily the result of lower sales volumes during the period in our aerospace and industrial markets. During the first quarter of fiscal 2021, gross margin was also impacted by approximately $0.8 million of capacity inefficiencies driven by the decrease in volume.

Selling, General and Administrative

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

SG&A	$26.8	$30.1	$(3.3)	(10.8)%
% of net sales	17.1%	16.5%

SG&A for the first quarter of fiscal 2021 was $26.8 million, or 17.1% of net sales, as compared to $30.1 million, or 16.5% of net sales, for the same period of fiscal 2020. Increases in professional fees of $0.8 million and shared-based compensation of $0.6 million were offset by decreases in personnel costs of $4.1 million and other cost reductions of $0.6 million.

Other, Net

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Other, net	$3.8	$2.1	$1.7	80.0%
% of net sales	2.4%	1.2%

Other operating expenses for the first quarter of fiscal 2021 totaled $3.8 million compared to $2.1 million for the same period last year. For the first quarter of fiscal 2021, other operating expenses were comprised mainly of $1.1 million of restructuring costs and related items, $2.5 million of amortization of intangible assets and $0.2 million of other costs. Other operating expenses last year were comprised mainly of $2.3 million of amortization of intangible assets offset by $0.2 million of other income.

Interest Expense, Net

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Interest expense, net	$0.4	$0.5	$(0.1)	(22.3)%
% of net sales	0.3%	0.3%

Interest expense, net, generally consists of interest charged on the Revolver and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources”, below). Interest expense, net, was $0.4 million for the first quarter of fiscal 2021 compared to $0.5 million for the same period last year.

Other Non-Operating Expense

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Other non-operating expense	$0.0	$0.2	$(0.2)	(75.1)%
% of net sales	0.0%	0.1%

Other non-operating expenses were $0.0 million for the first quarter of fiscal 2021 compared to $0.2 million for the same period in the prior year. For the first quarter of fiscal 2021, other non-operating expenses were comprised of $0.1 million of foreign exchange loss offset by $0.1 million of other items. For the first quarter of fiscal 2020, other non-operating expenses were primarily comprised of $0.4 million of foreign exchange loss partially offset by $0.2 million of other items.

Income Taxes

	Three Months Ended
	June 27, 2020	June 29, 2019

Income tax expense (benefit)	$5.7	$7.3
Effective tax rate	20.0%	19.3%

Income tax expense for the three-month period ended June 27, 2020 was $5.7 million compared to $7.3 million for the three-month period ended June 29, 2019. Our effective income tax rate for the three-month period ended June 27, 2020 was 20.0% compared to 19.3% for the three-month period ended June 29, 2019. The effective income tax rate for the three-month period ended June 27, 2020 of 20.0% included $0.3 million of tax benefit associated with share-based compensation along with $0.1 million of tax benefit associated with the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without these benefits and other items for the three-month period ended June 27, 2020 would have been 21.3%. The effective income tax rate for the three-month period ended June 29, 2019 of 19.3% included $0.5 million of tax benefit associated with share-based compensation and $0.2 million of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Total net sales	$78.9	$87.5	$(8.6)	(9.8)%

Gross margin	$32.1	$34.1	$(2.0)	(6.0)%
Gross margin %	40.7%	39.0%

SG&A	$5.3	$6.5	$(1.2)	(19.1)%
% of segment net sales	6.7%	7.4%

Net sales decreased $8.6 million, or 9.8%, for the three months ended June 27, 2020 compared to the same period last year. The 9.8% decrease was primarily driven by a decrease of 11.8% in our aerospace markets and a 3.3% decrease in the industrial markets. The decrease in aerospace net sales was due to commercial aerospace OEM, partially offset by aftermarket and defense OEM. The decrease in industrial net sales was mostly driven by the mining and energy markets.

Gross margin as a percentage of net sales was 40.7% for the first quarter of fiscal 2021 compared to 39.0% for the same period last year. The increase in gross margin as a percentage of sales was due to product mix.

Roller Bearings Segment

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Total net sales	$22.9	$36.9	$(14.0)	(37.9)%

Gross margin	$8.4	$14.5	$(6.1)	(42.1)%
Gross margin %	36.7%	39.4%

SG&A	$1.2	$1.6	$(0.4)	(23.2)%
% of segment net sales	5.4%	4.4%

Net sales decreased $14.0 million, or 37.9%, for the three months ended June 27, 2020 compared to the same period last year. Our aerospace markets decreased 31.5% while our industrial markets decreased by 44.9%. The decrease in aerospace was driven by the commercial and defense OEM and distribution markets. The decrease in industrial net sales was due to mining and energy markets.

Gross margin for the three months ended June 27, 2020 was 36.7% of net sales, compared to 39.4% in the comparable period in fiscal 2020. This decrease in the gross margin was primarily due to decreased volumes during the period. During the first quarter of fiscal 2021, gross margin was also impacted by approximately $0.3 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Ball Bearings Segment

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Total net sales	$18.8	$17.7	$1.1	6.4%

Gross margin	$7.9	$7.8	$0.1	1.7%
Gross margin %	42.1%	44.0%

SG&A	$1.3	$1.6	$(0.3)	(17.6)%
% of segment net sales	7.1%	9.2%

Net sales increased by $1.1 million for the first quarter of fiscal 2021 compared to the same period last year. Our aerospace markets increased 29.3% while our industrial sales decreased 3.8%. The increase in aerospace net sales was primarily driven by the defense OEM market. The decrease in industrial was primarily due to the energy and general industrial markets partially offset by increases in the semiconductor market.

Gross margin as a percentage of net sales was 42.1% for the first quarter of fiscal 2021 as compared to 44.0% for the same period last year. The decrease in margin percentage was a result of product mix during the period.

Engineered Products Segment

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

Total net sales	$35.9	$40.6	$(4.7)	(11.7)%

Gross margin	$11.0	$14.3	$(3.3)	(22.6)%
Gross margin %	30.8%	35.1%

SG&A	$3.8	$4.3	$(0.5)	(11.4)%
% of segment net sales	10.6%	10.6%

Net sales decreased $4.7 million, or 11.7%, for the first three months of fiscal 2021 compared to the same period last year. Our aerospace markets decreased 20.2% while our industrial markets increased 0.8%. Excluding $2.2 million of current year net sales associated with our Swiss Tool division, acquired during the second quarter of fiscal 2020, net sales decreased 17.1% for the first three months of fiscal 2021 compared to the same period last year, with a 20.2% decrease in aerospace net sales and a 12.5% decrease in industrial net sales. The decrease in aerospace net sales were driven by the commercial OEM and aftermarket, partially offset by the defense OEM market. The decrease in our industrial net sales were driven by the general industrial markets.

Gross margin as a percentage of net sales was 30.8% for the first quarter of fiscal 2021 compared to 35.1% for the same period last year. This decrease was primarily attributable to the decrease in sales volumes during the period. During the first quarter of fiscal 2021, gross margin was also impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change

SG&A	$15.2	$16.0	$(0.8)	(5.4)%
% of total net sales	9.7%	8.8%

Corporate SG&A decreased $0.8 million, or 5.4%, for the first quarter of fiscal 2021 compared to the same period last year. This was primarily due to a decrease of $2.0 million in personnel costs and $0.2 million in other costs, partially offset by an increase of $0.8 million in professional fees and $0.6 million of share-based compensation.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolver and Foreign Revolver will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of June 27, 2020, we had cash and cash equivalents of $143.6 million, of which, approximately $15.3 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250.0 million revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement.

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

The Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of June 27, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of June 27, 2020, $1.4 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246.3 million under the Revolver as of June 27, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Schaublin Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.00 to 1 as of March 31, 2020 and not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of March 31, 2020, Schaublin was in compliance with all such covenants.

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

As of June 27, 2020, there was approximately $2.8 million outstanding under the Foreign Revolver and approximately $15.8 million outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. As of June 27, 2020, approximately $0.1 million in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $13.0 million under the Foreign Revolver as of June 27, 2020.

Schaublin’s required future annual principal payments for the next five years and thereafter are approximately $6.0 million for fiscal 2021 and approximately $3.2 million for each year from fiscal 2022 through fiscal 2025.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of June 27, 2020 was approximately $6.0 million and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments for the next five years are approximately $0.5 million for each year from fiscal 2021 through fiscal 2025 and $3.6 million thereafter.

Cash Flows

Three-month Period Ended June 27, 2020 Compared to the Three-month Period Ended June 29, 2019

The following table summarizes our cash flow activities:

	FY21	FY20	$ Change
Net cash provided by (used in):
Operating activities	$48.4	$40.1	$8.3
Investing activities	(3.6)	(12.0)	8.4
Financing activities	(4.3)	(26.4)	22.1
Effect of exchange rate changes on cash	(0.1)	1.1	(1.2)
Increase in cash and cash equivalents	$40.4	$2.8	$37.6

During the first three months of fiscal 2021, we generated cash of $48.4 million from operating activities compared to $40.1 million of cash generated during the same period of fiscal 2020. The increase of $8.3 million for fiscal 2021 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $12.8 million and a favorable change in non-cash charges of $3.3 million, offset by a decrease in net income of $7.8 million. The favorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being provided by working capital items as detailed in the table below, while the increase in non-cash charges resulted from $0.2 million of amortization of intangible assets, $1.7 million in deferred taxes, $0.7 million of depreciation, $0.6 million of share-based compensation charges, and $0.1 million of other non-cash charges.

The following chart summarizes the favorable change in operating assets and liabilities of $12.8 million for fiscal 2021 versus fiscal 2020 and the favorable change of $4.6 million for fiscal 2020 versus fiscal 2019.

	FY21	FY20
Cash provided by (used in):
Accounts receivable	$15.0	$0.6
Inventory	4.2	(0.2)
Prepaid expenses and other current assets	2.3	(0.9)
Other non-current assets	(3.6)	0.3
Accounts payable	(1.2)	2.9
Accrued expenses and other current liabilities	(7.0)	3.5
Other non-current liabilities	3.1	(1.6)
Total change in operating assets and liabilities:	$12.8	$4.6

During the first three months of fiscal 2021, we used $3.6 million for investing activities as compared to $12.0 million used during the first three months of fiscal 2020. This decrease in cash used was attributable to an $8.2 million decrease in capital expenditures and $0.2 million in cash received as a result of opening balance sheet adjustments made during the measurement period for the acquisition of Swiss Tool.

During the first three months of fiscal 2021, we used $4.3 million for financing activities compared to $26.4 million for the first three months of fiscal 2020. This decrease in cash used was primarily attributable to $17.0 million less payments made on outstanding debt and $5.1 million less treasury stock purchases.

Capital Expenditures

Our capital expenditures were $3.9 million for the three-month period ended June 27, 2020. We expect to make additional capital expenditures of $10.0 to $15.0 million during the remainder of fiscal 2021 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2020 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2021 other than those described in Note 2 to the unaudited interim consolidated financial statements contained in this quarterly report.

Off-Balance Sheet Arrangements

As of June 27, 2020, we had no significant off-balance sheet arrangements other than $3.7 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 9% of our net sales were impacted by foreign currency fluctuations for the three-month period ended June 27, 2020 compared to 8% for the same period in the prior year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of June 27, 2020, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2020, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the most recent filing of our Form 10-K. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In 2019, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice.

Total share repurchases under the 2019 plan for the three months ended June 27, 2020 are as follows:

				Approximate
			Number of	dollar value
			shares	of shares still
			purchased	available to be
			as part of the	purchased
	Total number	Average	publicly	under the
	of shares	price paid	announced	program
Period	purchased	per share	program	(000’s)
03/29/2020 – 04/25/2020	30	$110.00	30	$94,421
04/26/2020 – 05/23/2020	792	115.91	792	94,329
05/24/2020 – 06/27/2020	30,357	141.52	30,357	$90,033
Total	31,179	$140.82	31,179

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 6, 2020

By:	/s/ Daniel A. Bergeron
	Name:	Daniel A. Bergeron
	Title:	Chief Financial Officer and Chief Operating Officer
	Date:	August 6, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.