Form 10-Q
period 2020-09-26
RBC Bearings INC
filed 2020-10-30
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

As of October 23, 2020, RBC Bearings Incorporated had 25,101,224 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 26, 2020	March 28, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,352	$103,255
Accounts receivable, net of allowance for doubtful accounts of $1,703 at September 26, 2020 and $1,627 at March 28, 2020	108,078	128,995
Inventory	371,546	367,494
Prepaid expenses and other current assets	15,038	12,262
Total current assets	661,014	612,006
Property, plant and equipment, net	214,347	219,846
Operating lease assets, net	29,686	28,953
Goodwill	277,784	277,776
Intangible assets, net of accumulated amortization of $58,408 at September 26, 2020 and $55,732 at March 28, 2020	159,034	162,747
Other assets	26,020	20,584
Total assets	$1,367,885	$1,321,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,600	$51,038
Accrued expenses and other current liabilities	36,468	40,580
Current operating lease liabilities	5,808	5,708
Current portion of long-term debt	6,634	6,429
Total current liabilities	88,510	103,755
Deferred income taxes	20,700	16,560
Long-term debt, less current portion	13,758	16,583
Long-term operating lease liabilities	24,160	23,396
Other non-current liabilities	48,653	43,619
Total liabilities	195,781	203,913

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 26, 2020 and March 28, 2020, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 26, 2020 and March 28, 2020, respectively; issued shares: 25,970,673 and 25,881,415 at September 26, 2020 and March 28, 2020, respectively	260	259
Additional paid-in capital	425,488	412,400
Accumulated other comprehensive loss	(4,593)	(6,898)
Retained earnings	812,329	769,219
Treasury stock, at cost, 870,223 shares and 838,982 shares at September 26, 2020 and March 28, 2020, respectively	(61,380)	(56,981)
Total stockholders’ equity	1,172,104	1,117,999
Total liabilities and stockholders’ equity	$1,367,885	$1,321,912

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$146,335	$181,909	$302,828	$364,599
Cost of sales	89,739	110,795	186,779	222,791
Gross margin	56,596	71,114	116,049	141,808
Operating expenses:
Selling, general and administrative	26,023	30,774	52,852	60,861
Other, net	4,210	3,031	8,020	5,148
Total operating expenses	30,233	33,805	60,872	66,009
Operating income	26,363	37,309	55,177	75,799
Interest expense, net	343	473	768	1,020
Other non-operating expense	211	195	253	364
Income before income taxes	25,809	36,641	54,156	74,415
Provision for income taxes	5,388	5,371	11,046	12,646
Net income	$20,421	$31,270	$43,110	$61,769
Net income per common share:
Basic	$0.82	$1.27	$1.74	$2.52
Diluted	$0.82	$1.26	$1.73	$2.49
Weighted average common shares:
Basic	24,823,658	24,584,369	24,793,245	24,543,038
Diluted	24,957,158	24,905,173	24,944,608	24,856,561

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$20,421	$31,270	$43,110	$61,769
Pension and postretirement liability adjustments, net of taxes (1)	259	178	519	356
Foreign currency translation adjustments	1,377	(1,869)	1,786	673
Total comprehensive income	$22,057	$29,579	$45,415	$62,798

(1)	These adjustments were net of tax expense of $79 and $55 for the three-month periods ended September 26, 2020 and September 28, 2019, respectively and $158 and $109 for the six-month periods ended September 26, 2020 and September 28, 2019, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2020	25,881,415	$259	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999
Net income	—	—	—	—	22,689	—	—	22,689
Share-based compensation	—	—	5,438	—	—	—	—	5,438
Repurchase of common stock	—	—	—	—	—	(31,179)	(4,391)	(4,391)
Exercise of equity awards	4,200	—	231	—	—	—	—	231
Change in net prior service cost and actuarial losses, net of taxes of $79	—	—	—	260	—	—	—	260
Issuance of restricted stock, net of forfeitures	56,157	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	409	—	—	—	409
Balance at June 27, 2020	25,941,772	$259	$418,069	$(6,229)	$791,908	(870,161)	$(61,372)	$1,142,635
Net income	—	—	—	—	20,421	—	—	20,421
Share-based compensation	—	—	5,231	—	—	—	—	5,231
Repurchase of common stock	—	—	—	—	—	(62)	(8)	(8)
Exercise of equity awards	31,200	1	2,188	—	—	—	—	2,189
Change in net prior service cost and actuarial losses, net of taxes of $79	—	—	—	259	—	—	—	259
Issuance of restricted stock, net of forfeitures	(2,299)	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,377	—	—	—	1,377
Balance at September 26, 2020	25,970,673	$260	$425,488	$(4,593)	$812,329	(870,223)	$(61,380)	$1,172,104

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of taxes of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock, net of forfeitures	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349
Net income	—	—	—	—	31,270	—	—	31,270
Share-based compensation	—	—	5,059	—	—	—	—	5,059
Repurchase of common stock	—	—	—	—	—	(2,048)	(334)	(334)
Exercise of equity awards	138,898	1	10,184	—	—	—	—	10,185
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock, net of forfeitures	5,677	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(1,869)	—	—	—	(1,869)
Balance at September 28, 2019	25,842,617	$258	$398,975	$(7,727)	$704,952	(824,838)	$(54,620)	$1,041,838

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$43,110	$61,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,744	10,729
Deferred income taxes	4,051	898
Amortization of intangible assets	5,089	4,593
Amortization of deferred financing costs	259	207
Share-based compensation	10,669	9,861
Other non-cash charges	3,004	75
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,267	2,303
Inventory	(4,981)	(13,125)
Prepaid expenses and other current assets	(2,812)	(5,617)
Other non-current assets	(6,885)	(1,777)
Accounts payable	(11,554)	678
Accrued expenses and other current liabilities	(4,137)	(5,760)
Other non-current liabilities	5,655	(216)
Net cash provided by operating activities	74,479	64,618

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,008)	(20,216)
Proceeds from sale of assets	10	300
Acquisition of business	245	(33,842)
Net cash used in investing activities	(5,753)	(53,758)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	-	9,435
Proceeds received from term loans	-	15,383
Repayments of revolving credit facilities	-	(30,000)
Repayments of term loans	(3,287)	-
Repayments of notes payable	(249)	(235)
Finance fees paid in connection with credit facilities and term loans	-	(276)
Exercise of stock options	2,420	10,461
Repurchase of common stock	(4,399)	(9,848)
Net cash used in financing activities	(5,515)	(5,080)

Effect of exchange rate changes on cash	(114)	734

Cash and cash equivalents:
Increase during the period	63,097	6,514
Cash and cash equivalents, at beginning of period	103,255	29,884
Cash and cash equivalents, at end of period	$166,352	$36,398

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$6,559	$17,147
Interest	516	759

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

The results of operations for the three- and six-month periods ended September 26, 2020 are not necessarily indicative of the operating results for the entire fiscal year ending April 3, 2021. The three- and six-month periods ended September 26, 2020 and September 28, 2019 each include 13 weeks and 26 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three- and six-month periods ended September 26, 2020 and September 28, 2019 are as follows:

Principal End Markets

	Three Months Ended
	September 26, 2020			September 28, 2019
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$51,040	$20,013	$71,053	$70,287	$19,720	$90,007
Roller	10,674	10,905	21,579	17,643	14,942	32,585
Ball	7,311	13,788	21,099	5,086	12,338	17,424
Engineered Products	18,116	14,488	32,604	24,368	17,525	41,893
	$87,141	$59,194	$146,335	$117,384	$64,525	$181,909

	Six Months Ended
	September 26, 2020			September 28, 2019
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$110,392	$39,536	$149,928	$137,593	$39,903	$177,496
Roller	23,904	20,575	44,479	36,956	32,488	69,444
Ball	14,333	25,606	39,939	10,516	24,618	35,134
Engineered Products	37,494	30,988	68,482	48,638	33,887	82,525
	$186,123	$116,705	$302,828	$233,703	$130,896	$364,599

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract under Accounting Standards Codification (ASC) 606 for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of many of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient that allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $259,351 at September 26, 2020. The Company expects to recognize revenue on approximately 59% and 88% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

These assets and liabilities are reported on the consolidated balance sheets at the end of each reporting period. As of September 26, 2020 and March 28, 2020, accounts receivable with customers, net, were $108,078 and $128,995, respectively. The tables below represent a roll-forward of contract assets and contract liabilities for the six-month period ended September 26, 2020:

Contract Assets - Current (1)

Balance at March 28, 2020	$2,604
Additional revenue recognized in excess of billings	3,732
Less: amounts billed to customers	(1,732)
Balance at September 26, 2020	$4,604

(1)	Included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract Liabilities – Current (2)

Balance at March 28, 2020	$11,116
Payments received prior to revenue being recognized	6,611
Revenue recognized	(9,326)
Reclassification (to)/from noncurrent	(498)
Balance at September 26, 2020	$7,903

(2)	Included within accrued expenses and other current liabilities on the consolidated balance sheets. During the first six months of fiscal 2021, the Company recognized revenues of $7,765 that were included within contract liabilites at March 28, 2020.

Contract Liabilities – Noncurrent (3)

Balance at March 28, 2020	$2,427
Payments received prior to revenue being recognized	395
Reclassification (to)/from current	498
Balance at September 26, 2020	$3,320

(3)	Included within other non-current liabilities on the consolidated balance sheets.

As of September 26, 2020, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheet.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2020	$(582)	$(6,316)	$(6,898)
Other comprehensive income before reclassifications	1,786	—	1,786
Amounts reclassified from accumulated other comprehensive income	—	519	519
Net current period other comprehensive income	1,786	519	2,305
Balance at September 26, 2020	$1,204	$(5,797)	$(4,593)

5. Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the vesting or exercise of stock awards.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net income	$20,421	$31,270	$43,110	$61,769

Denominator for basic net income per common share — weighted-average shares outstanding	24,823,658	24,584,369	24,793,245	24,543,038
Effect of dilution due to employee stock awards	133,500	320,804	151,363	313,523
Denominator for diluted net income per common share — weighted-average shares outstanding	24,957,158	24,905,173	24,944,608	24,856,561

Basic net income per common share	$0.82	$1.27	$1.74	$2.52

Diluted net income per common share	$0.82	$1.26	$1.73	$2.49

At September 26, 2020, 502,861 employee stock options and 115,185 restricted shares have been excluded from the calculation of diluted earnings per share. At September 28, 2019, 209,040 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments, if any, are comprised of equity securities and are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	September 26, 2020	March 28, 2020
Raw materials	$52,807	$51,362
Work in process	89,310	97,286
Finished goods	229,429	218,846
	$371,546	$367,494

8. Debt

The balances payable under all borrowing facilities are as follows:

	September 26, 2020	March 28, 2020
Revolver and term loan facilities	$15,818	$18,593
Debt issuance costs	(1,430)	(1,687)
Other	6,004	6,106
Total debt	20,392	23,012
Less: current portion	6,634	6,429
Long-term debt	$13,758	$16,583

The current portion of long-term debt as of September 26, 2020 includes the current portion of the foreign term loan, foreign revolving facility and the Schaublin mortgage, all of which are discussed below in further detail.

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

The Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of September 26, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,700 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of September 26, 2020, $1,319 in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246,300 under the Revolver as of September 26, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements.

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

As of September 26, 2020, there was approximately $2,906 outstanding under the Foreign Revolver and approximately $12,912 outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. As of September 26, 2020, approximately $111 in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $13,235 under the Foreign Revolver as of September 26, 2020.

Schaublin’s required future annual principal payments are approximately $6,134 for the next twelve months and approximately $3,228 for each year for the next three years.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of September 26, 2020 was approximately $6,004 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments are approximately $500 each year for the next five years and $3,504 thereafter.

9. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2017.

The effective income tax rates for the three-month periods ended September 26, 2020 and September 28, 2019 were 20.9% and 14.7%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, which increase the rate.

The effective income tax rate for the three-month period ended September 26, 2020 of 20.9% includes $364 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended September 26, 2020 would have been 22.0%. The effective income tax rate for the three-month period ended September 28, 2019 of 14.7% includes $2,529 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended September 28, 2019 would have been 21.3%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,524.

Income tax expense for the six-month period ended September 26, 2020 was $11,046 compared to $12,646 for the six-month period ended September 28, 2019. Our effective income tax rate for the six-month period ended September 26, 2020 was 20.4% compared to 17.0% for the six-month period ended September 28, 2019. The effective income tax rate for the six-month period ended September 26, 2020 of 20.4% includes $679 of tax benefits associated with share-based compensation. The effective income tax rate without these benefits and other items for the six-month period ended September 26, 2020 would have been 21.6%. The effective income tax rate for the six-month period ended September 28, 2019 of 17.0% included $3,039 of tax benefits associated with share-based compensation and $241 of tax benefits associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits and other items for the six-month period ended September 28, 2019 would have been 21.3%.

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

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net External Sales
Plain	$71,053	$90,007	$149,928	$177,496
Roller	21,579	32,585	44,479	69,444
Ball	21,099	17,424	39,939	35,134
Engineered Products	32,604	41,893	68,482	82,525
	$146,335	$181,909	$302,828	$364,599
Gross Margin
Plain	$29,750	$35,700	$61,827	$69,814
Roller	6,236	13,396	14,643	27,920
Ball	9,129	7,503	17,056	15,302
Engineered Products	11,481	14,515	22,523	28,772
	$56,596	$71,114	$116,049	$141,808
Selling, General & Administrative Expenses
Plain	$5,276	$6,534	$10,547	$13,048
Roller	1,162	1,647	2,401	3,261
Ball	1,289	1,574	2,635	3,207
Engineered Products	3,838	4,434	7,650	8,737
Corporate	14,458	16,585	29,619	32,608
	$26,023	$30,774	$52,852	$60,861
Operating Income
Plain	$23,472	$28,255	$48,873	$55,080
Roller	4,481	11,734	11,580	24,304
Ball	7,803	5,907	14,354	12,044
Engineered Products	6,112	8,423	12,093	17,425
Corporate	(15,505)	(17,010)	(31,723)	(33,054)
	$26,363	$37,309	$55,177	$75,799
Intersegment Sales
Plain	$1,212	$1,509	$2,774	$3,356
Roller	2,171	4,023	5,549	7,224
Ball	464	916	1,131	1,585
Engineered Products	6,832	10,751	17,481	21,573
	$10,679	$17,199	$26,935	$33,738

All intersegment sales are eliminated in consolidation.

11. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Swiss Tool for a purchase price of approximately $33,597 (CHF 32,768). We have finalized the purchase price allocation with no material adjustments subsequent to March 28, 2020.

12. Restructuring and Consolidation

In the second quarter of fiscal 2021, the Company made the decision to consolidate two of its manufacturing facilities. This resulted in $2,579 of non-cash restructuring charges comprised of $1,994 of inventory rationalization costs included within cost of sales and $585 of fixed asset disposals included within other operating expenses. These restructuring charges are included within the Roller segment.

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

Outlook

Our net sales for the three-month period ended September 26, 2020 decreased 19.6% compared to the same period last fiscal year. The decrease in net sales was a result of a 25.8% decrease in our aerospace markets and an 8.3% decrease in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, offset by increases in our defense business. The decrease in industrial sales was driven by decreases in the mining, energy, marine, and general industrial markets. Excluding $0.4 million of July sales associated with Swiss Tool, which was acquired in August fiscal 2020, overall net sales decreased 19.8% year over year. Our backlog, as of September 26, 2020, was $403.0 million compared to $473.2 million as of September 28, 2019.

The COVID-19 health crisis, which was declared a pandemic in March 2020, has led to governments around the world implementing measures to reduce the spread. These measures include quarantines, “shelter in place” orders, travel restrictions, and other measures and have resulted in a slowdown of worldwide economic activity.

Our business is operating as an essential business, and as such, our facilities have remained open, with the exception of a few temporary closures at some of our locations. The COVID-19 pandemic is impacting our commercial aerospace and industrial sales in fiscal 2021. Our commercial aerospace sales continue to face headwinds associated with build rate changes within the industry, while the general decline in global economic activity has had an impact on the industrial markets.

Our production and sales in the second quarter of fiscal 2021 have been negatively affected by the economic implications of the pandemic. We expect that commercial aerospace OEM and aftermarket will continue to be impacted by the year-over-year decline in air travel and changes in aircraft production rates. Conversely, our sales to aerospace defense markets are expected to grow throughout fiscal 2021. Sales in these markets grew 24.1% during the second quarter of fiscal 2021 (17.8% for the first six months of fiscal 2021) as compared to the same period last year. Our sales to industrial markets will be adversely affected in the next quarter of fiscal 2021 due to the slowdown of economic activity compared to last year. Management is continuously evaluating the status of our orders and operations, and restructuring efforts are being implemented where necessary to align our cost structure to the new demand levels we experience in the marketplace.

We experienced solid cash flow generation during the second quarter of fiscal 2021 (as discussed in the section “Liquidity and Capital Resources” below). Management believes that these operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future, including at least the next twelve months. As of September 26, 2020, we had cash and cash equivalents of $166.4 million of which approximately $13.1 million was cash held by our foreign operations.

The Company expects net sales to be approximately $140.0 million to $145.0 million in the third quarter of fiscal 2021.

Results of Operations

(dollars in millions)

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Total net sales	$146.3	$181.9	$(35.6)	(19.6)%

Net income	$20.4	$31.3	$(10.9)	(34.7)%

Net income per common share: diluted	$0.82	$1.26
Weighted average common shares: diluted	24,957,158	24,905,173

Our net sales for the three-month period ended September 26, 2020 decreased 19.6% compared to the same period last fiscal year. The decrease in net sales was a result of a 25.8% decrease in our aerospace markets and an 8.3% decrease in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, which were down 36.7%, offset by increases in our defense business of 24.1%. The decrease in industrial sales was driven by decreases in the mining, energy, marine and general industrial markets partially offset by increases in the semiconductor, military vehicles, wind, nuclear, and a few other industrial markets. Excluding $0.4 million of July sales associated with Swiss Tool, which was acquired in August fiscal 2020, overall net sales decreased 19.8% year over year.

Net income for the second quarter of fiscal 2021 was $20.4 million compared to $31.3 million for the same period last year. Net income for the second quarter of fiscal 2021 was affected by $2.8 million of after-tax restructuring costs and related items primarily associated with the consolidation of two manufacturing facilities and $0.1 million of losses on foreign exchange partially offset by $0.4 million of tax benefits associated with share-based compensation and $0.1 million of other discrete tax benefits. Net income for the second quarter of fiscal 2020 was affected by $2.5 million of tax benefits associated with share-based compensation partially offset by $0.8 million of after-tax costs associated with the acquisition of Swiss Tool, $0.1 million of losses on foreign exchange and $0.1 million of other discrete tax losses.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Total net sales	$302.8	$364.6	$(61.8)	(16.9)%

Net income	$43.1	$61.8	$(18.7)	(30.2)%

Net income per common share: diluted	$1.73	$2.49
Weighted average common shares: diluted	24,944,608	24,856,561

Net sales decreased $61.8 million, or 16.9% for the six-month period ended September 26, 2020 over the same period last year. The decrease in net sales was mainly the result of a 20.4% decrease in aerospace sales and a 10.8% decrease in industrial sales. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, which were down 29.2%, which was partially offset by defense OEM and aftermarket, which increased 17.8% year over year. The decrease in industrial sales was primarily due to mining, energy, and general industrial markets partially offset by increases in the semiconductor, military vehicles, wind, nuclear, and a few other industrial markets. Excluding $2.6 million of sales associated with Swiss Tool, overall net sales decreased 17.7% year over year.

Net income for the six months ended September 26, 2020 was $43.1 million compared to $61.8 million for the same period last year. Net income for the six month period in fiscal 2021 was affected by $3.7 million of after-tax restructuring costs and related items and $0.2 million of losses on foreign exchange partially offset by $0.7 million of tax benefits associated with share-based compensation and $0.1 million of other discrete tax benefits. The net income of $61.8 million in fiscal 2020 was impacted by $3.0 million of tax benefits associated with share-based compensation and $0.2 million of discrete tax benefits partially offset by $0.8 million of after-tax cost associated with the acquisition of Swiss Tool and $0.3 million of loss on foreign exchange.

Gross Margin

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Gross Margin	$56.6	$71.1	$(14.5)	(20.4)%
Gross Margin %	38.7%	39.1%

Gross margin was 38.7% of net sales for the second quarter of fiscal 2021 compared to 39.1% for the second quarter of fiscal 2020. The decrease in gross margin as a percentage of net sales was primarily due to $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities partially offset by product mix.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Gross Margin	$116.0	$141.8	$(25.8)	(18.2)%
Gross Margin %	38.3%	38.9%

Gross margin was 38.3% of net sales for the first six months of fiscal 2021 compared to 38.9% for the same period last year. Although gross margin dollars decreased year over year, resulting from current economic conditions, gross margin as a percentage of net sales is consistent due to product mix and cost containment efforts during the period. Gross margin for the first six months of fiscal 2021 was also impacted by $0.8 million of capacity inefficiencies driven by the decrease in volume and $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities, partially offset by beneficial product mix.

Selling, General and Administrative

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

SG&A	$26.0	$30.8	$(4.8)	(15.4)%
% of net sales	17.8%	16.9%

SG&A for the second quarter of fiscal 2021 was $26.0 million, or 17.8% of net sales, as compared to $30.8 million, or 16.9% of net sales, for the same period of fiscal 2020. This reduction was due to decreases in personnel costs of $4.9 million partially offset by $0.1 million of other items.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

SG&A	$52.9	$60.9	$(8.0)	(13.2)%
% of net sales	17.5%	16.7%

SG&A expenses decreased by $8.0 million to $52.9 million for the first six months of fiscal 2021 compared to $60.9 million for the same period last year. This decrease is primarily due to $8.7 million of reductions in personnel costs and $0.1 million of other items partially offset by $0.8 million of additional share-based compensation.

Other, Net

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Other, net	$4.2	$3.0	$1.2	38.9%
% of net sales	2.9%	1.7%

Other operating expenses for the second quarter of fiscal 2021 totaled $4.2 million compared to $3.0 million for the same period last year. For the second quarter of fiscal 2021, other operating expenses included $1.5 million of restructuring costs and related items, $2.6 million of amortization of intangible assets and $0.1 million of other costs. Other operating expenses last year were comprised mainly of $2.3 million of amortization of intangible assets and $0.9 million of costs associated with the acquisition of Swiss Tool, partially offset by $0.2 million of other income.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Other, net	$8.0	$5.1	$2.9	55.8%
% of net sales	2.6%	1.4%

Other operating expenses for the first six months of fiscal 2021 totaled $8.0 million compared to $5.1 million for the same period last year. For the first six months of fiscal 2021, other operating expenses were comprised mainly of $5.1 million in amortization of intangibles, $2.6 million of restructuring and related items and $0.3 million of other items. For the first six months of fiscal 2020, other operating expenses were comprised mainly of $4.6 million in amortization of intangibles and $0.9 million of costs associated with the acquisition of Swiss Tool, partially offset by $0.4 million of other income.

Interest Expense, Net

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Interest expense, net	$0.3	$0.5	$(0.2)	(27.5)%
% of net sales	0.2%	0.3%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $0.3 million for the second quarter of fiscal 2021 compared to $0.5 million for the same period last year.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Interest expense, net	$0.8	$1.0	$(0.2)	(24.7)%
% of net sales	0.3%	0.3%

Interest expense, net was $0.8 million for the first six months of fiscal 2021 compared to $1.0 million for the first six months of fiscal 2020.

Other Non-Operating Expense

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Other non-operating expense	$0.2	$0.2	$0.0	8.2%
% of net sales	0.1%	0.1%

Other non-operating expenses were $0.2 million for the second quarter of fiscal 2021 compared to $0.2 million for the same period in the prior year. For the second quarter of fiscal 2021, other non-operating expenses were comprised of $0.1 million of foreign exchange loss and $0.1 million of other items. For the second quarter of fiscal 2020, other non-operating expenses were primarily comprised of $0.1 million of foreign exchange loss and $0.1 million of other items.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Other non-operating expense	$0.3	$0.4	$(0.1)	(30.5)%
% of net sales	0.1%	0.1%

Other non-operating expenses were $0.3 million for the first six months of fiscal 2021 compared to $0.4 million for the same period in the prior year. For the first six months of fiscal 2021, other non-operating expenses were comprised of $0.2 million of foreign exchange loss and $0.1 million of other items. For the first six months of fiscal 2020, other non-operating expenses were primarily comprised of $0.3 million of foreign exchange loss and $0.1 million of other items.

Income Taxes

	Three Months Ended
	September 26, 2020	September 28, 2019

Income tax expense (benefit)	$5.4	$5.4
Effective tax rate	20.9%	14.7%

Income tax expense for the three-month period ended September 26, 2020 was $5.4 million compared to $5.4 million for the three-month period ended September 28, 2019. Our effective income tax rate for the three-month period ended September 26, 2020 was 20.9% compared to 14.7% for the three-month period ended September 28, 2019. The effective income tax rate for the three-month period ended September 26, 2020 of 20.9% includes $0.4 million of tax benefits associated with share-based compensation. The effective income tax rate without these benefits for the three-month period ended September 26, 2020 would have been 22.0%. The effective income tax rate for the three-month period ended September 28, 2019 of 14.7% includes $2.5 million of tax benefits associated with share-based compensation. The effective income tax rate without these benefits for the three-month period ended September 28, 2019 would have been 21.3%.

	Six Months Ended
	September 26, 2020	September 28, 2019

Income tax expense (benefit)	$11.0	$12.6
Effective tax rate	20.4%	17.0%

Income tax expense for the six-month period ended September 26, 2020 was $11.0 million compared to $12.6 million for the six-month period ended September 28, 2019. Our effective income tax rate for the six-month period ended September 26, 2020 was 20.4% compared to 17.0% for the six-month period ended September 28, 2019. The effective income tax rate for the six-month period ended September 26, 2020 of 20.4% includes $0.7 million of tax benefits associated with share-based compensation. The effective income tax rate without these benefits for the six-month period ended September 26, 2020 would have been 21.6%. The effective income tax rate for the six-month period ended September 28, 2019 of 17.0% included $3.0 million of tax benefits associated with share-based compensation and $0.2 million of tax benefits associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits for the six-month period ended September 28, 2019 would have been 21.3%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$71.1	$90.0	$(18.9)	(21.1)%

Gross margin	$29.8	$35.7	$(5.9)	(16.7)%
Gross margin %	41.9%	39.7%

SG&A	$5.3	$6.5	$(1.2)	(19.3)%
% of segment net sales	7.4%	7.3%

Net sales decreased $18.9 million, or 21.1%, for the three months ended September 26, 2020 compared to the same period last year. The 21.1% decrease was primarily driven by a decrease of 27.4% in our aerospace markets offset by a 1.5% increase in the industrial markets. The decrease in aerospace net sales was due to commercial aerospace OEM and aftermarket, partially offset by defense OEM. The increase in industrial net sales was mostly driven by the general industrial markets.

Gross margin as a percentage of net sales was 41.9% for the second quarter of fiscal 2021 compared to 39.7% for the same period last year. The increase in gross margin as a percentage of net sales was mainly due to product mix.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$149.9	$177.5	$(27.6)	(15.5)%

Gross margin	$61.8	$69.8	$(8.0)	(11.4)%
Gross margin %	41.2%	39.3%

SG&A	$10.5	$13.0	$(2.5)	(19.2)%
% of segment net sales	7.0%	7.4%

Net sales decreased $27.6 million, or 15.5%, for the six months ended September 26, 2020 compared to the same period last year. The 15.5% decrease was primarily driven by a decrease of 19.8% in our aerospace markets and a 0.9% decrease in the industrial markets. The decrease in aerospace was primarily due to commercial OEM and aftermarket partially offset by defense OEM and aftermarket. The decrease in industrial sales was mostly driven by the general industrial markets.

Gross margin as a percentage of net sales increased to 41.2% for the first six months of fiscal 2021 compared to 39.3% for the same period last year. The increase is a result of product mix during the period.

Roller Bearings Segment

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$21.6	$32.6	$(11.0)	(33.8)%

Gross margin	$6.2	$13.4	$(7.2)	(53.4)%
Gross margin %	28.9%	41.1%

SG&A	$1.2	$1.6	$(0.4)	(29.4)%
% of segment net sales	5.4%	5.1%

Net sales decreased $11.0 million, or 33.8%, for the three months ended September 26, 2020 compared to the same period last year. Our aerospace markets decreased 39.5% while our industrial markets decreased by 27.0%. The decrease in aerospace was driven by the commercial OEM and commercial and defense aftermarkets. The decrease in industrial net sales was primarily due to mining market activity.

Gross margin for the three months ended September 26, 2020 was 28.9% of net sales, compared to 41.1% in the comparable period in fiscal 2020. This decrease in the gross margin as a percentage of net sales was primarily due to $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities and decreased volumes during the period.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$44.5	$69.4	$(24.9)	(35.9)%

Gross margin	$14.6	$27.9	$(13.3)	(47.6)%
Gross margin %	32.9%	40.2%

SG&A	$2.4	$3.3	$(0.9)	(26.4)%
% of segment net sales	5.4%	4.7%

Net sales decreased $24.9 million, or 35.9%, for the six months ended September 26, 2020 compared to the same period last year. Our industrial markets decreased 36.7% while our aerospace markets decreased by 35.3%. The decrease in industrial sales was primarily due to mining and general industrial market activity while the decrease in aerospace was driven by the commercial OEM and commercial and defense aftermarkets.

Gross margin for the six months ended September 26, 2020 was 32.9% of net sales, compared to 40.2% in the comparable period in fiscal 2020. This decrease in the gross margin as a percentage of net sales was primarily due to $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities and decreased volumes during the period. During the first six months of fiscal 2021, gross margin was also impacted by approximately $0.3 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Ball Bearings Segment

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$21.1	$17.4	$3.7	21.1%

Gross margin	$9.1	$7.5	$1.6	21.7%
Gross margin %	43.3%	43.1%

SG&A	$1.3	$1.6	$(0.3)	(18.1)%
% of segment net sales	6.1%	9.0%

Net sales increased by $3.7 million for the second quarter of fiscal 2021 compared to the same period last year. Our aerospace markets increased 43.7% while our industrial sales increased 11.8%. The increase in aerospace net sales was primarily driven by the defense and space OEM market. The increase in industrial was primarily due to the semiconductor and general industrial markets.

Gross margin as a percentage of net sales was 43.3% for the second quarter of fiscal 2021 as compared to 43.1% for the same period last year. The increase in gross margin year over year is a result of additional sales during the period.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$39.9	$35.1	$4.8	13.7%

Gross margin	$17.1	$15.3	$1.8	11.5%
Gross margin %	42.7%	43.6%

SG&A	$2.6	$3.2	$(0.6)	(17.8)%
% of segment net sales	6.6%	9.1%

Net sales increased $4.8 million, or 13.7% for the six months ended September 26, 2020 compared to the same period last year. Our industrial market sales increased 4.0% while sales to our aerospace markets increased 36.3%. The increase in industrial was primarily due to the semiconductor market. The increase in aerospace net sales was primarily driven by the defense and space OEM market.

Gross margin as a percentage of net sales decreased to 42.7% for the six months ended September 26, 2020 compared to 43.6% for the same period last year. The decrease was primarily due to product mix during the period.

Engineered Products Segment

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$32.6	$41.9	$(9.3)	(22.2)%

Gross margin	$11.5	$14.5	$(3.0)	(20.9)%
Gross margin %	35.2%	34.6%

SG&A	$3.8	$4.4	$(0.6)	(13.4)%
% of segment net sales	11.8%	10.6%

Net sales decreased $9.3 million, or 22.2%, for the second quarter of fiscal 2021 compared to the same period last year. Our aerospace markets decreased 25.7% while our industrial markets decreased 17.3%. Excluding $0.4 million of current year net sales associated with our Swiss Tool division, acquired in August of fiscal 2020, net sales decreased 23.2% for the second quarter of fiscal 2021 compared to the same period last year. The decrease in aerospace net sales were driven by the commercial OEM and aftermarket, partially offset by the defense OEM market. The decrease in our industrial net sales were driven by the marine and general industrial markets.

Gross margin as a percentage of net sales was 35.2% for the second quarter of fiscal 2021 compared to 34.6% for the same period last year. This increase was primarily attributable to product mix and cost reductions during the period.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

Total net sales	$68.5	$82.5	$(14.0)	(17.0)%

Gross margin	$22.5	$28.8	$(6.3)	(21.7)%
Gross margin %	32.9%	34.9%

SG&A	$7.7	$8.7	$(1.0)	(12.4)%
% of segment net sales	11.2%	10.6%

Net sales decreased $14.0 million, or 17.0%, for the six months ended September 26, 2020 compared to the same period last year. Our aerospace sales decreased 22.9% while industrial sales decreased 8.6%. Excluding $2.6 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, overall sales decreased 20.2%. The decrease in aerospace sales was primarily driven by the commercial OEM and aftermarket partially offset by the defense OEM markets. The decrease in industrial sales was driven by the marine and general industrial markets.

Gross margin as a percentage of net sales decreased to 32.9% for the six months ended September 26, 2020 compared to 34.9% for the same period last year. This decrease is primarily due to lower sales volume and product mix. During the first half of fiscal 2021, gross margin was also impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

SG&A	$14.5	$16.6	$(2.1)	(12.8)%
% of total net sales	9.9%	9.1%

Corporate SG&A decreased $2.1 million, or 12.8%, for the second quarter of fiscal 2021 compared to the same period last year. This was primarily due to a decrease of $2.7 million in personnel costs, partially offset by an increase of $0.2 million in professional fees, $0.2 million of share-based compensation expenses, and $0.2 million of other items.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change

SG&A	$29.6	$32.6	$(3.0)	(9.2)%
% of total net sales	9.8%	8.9%

Corporate SG&A decreased $3.0 million for the six months ended September 26, 2020 compared to the same period last year due to a decrease of $4.7 million in personnel costs and $0.1 million of other items, partially offset by $0.8 million of additional share-based compensation expenses and $1.0 million of additional professional costs.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolver and Foreign Revolver (see below) will provide adequate resources to fund internal and external growth initiatives for the foreseeable future.

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

Liquidity

As of September 26, 2020, we had cash and cash equivalents of $166.4 million, of which, approximately $13.1 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign entities.

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

The Credit Agreement requires the Company to comply with various covenants, including among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of September 26, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. As of September 26, 2020, $1.3 million in unamortized debt issuance costs remain. The Company has the ability to borrow up to an additional $246.3 million under the Revolver as of September 26, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements.

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

As of September 26, 2020, there was approximately $2.9 million outstanding under the Foreign Revolver and approximately $12.9 million outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. As of September 26, 2020, approximately $0.1 million in unamortized debt issuance costs remain. Schaublin has the ability to borrow up to an additional $13.2 million under the Foreign Revolver as of September 26, 2020.

Schaublin’s required future annual principal payments are approximately $6.1 million for the next twelve months and approximately $3.2 million for each year for the next three years.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of September 26, 2020 was approximately $6.0 million and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments are approximately $0.5 million each year for the next five years and $3.5 million thereafter.

Cash Flows

Six-month Period Ended September 26, 2020 Compared to the Six-month Period Ended September 28, 2019

The following table summarizes our cash flow activities:

	FY21	FY20	$ Change
Net cash provided by (used in):
Operating activities	$74.5	$64.6	$9.9
Investing activities	(5.8)	(53.8)	48.0
Financing activities	(5.5)	(5.0)	(0.5)
Effect of exchange rate changes on cash	(0.1)	0.7	(0.8)
Increase in cash and cash equivalents	$63.1	$6.5	$56.6

During the first six months of fiscal 2021, we generated cash of $74.5 million from operating activities compared to $64.6 million of cash generated during the same period of fiscal 2020. The increase of $9.9 million for fiscal 2021 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $20.1 million and a favorable change in non-cash charges of $8.5 million, offset by a decrease in net income of $18.7 million. The favorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from $0.5 million of amortization of intangible assets, $0.1 million of amortization of deferred financing costs, $3.2 million in deferred taxes, $1.0 million of depreciation, $0.8 million of share-based compensation charges, and $2.9 million of other non-cash charges related to restructuring efforts.

The following chart summarizes the favorable change in operating assets and liabilities of $20.1 million for fiscal 2021 versus fiscal 2020 and the favorable change of $3.8 million for fiscal 2020 versus fiscal 2019.

	FY21	FY20
Cash provided by (used in):
Accounts receivable	$19.0	$5.4
Inventory	8.1	6.9
Prepaid expenses and other current assets	2.8	(0.5)
Other non-current assets	(5.1)	1.3
Accounts payable	(12.2)	(2.6)
Accrued expenses and other current liabilities	1.6	(6.2)
Other non-current liabilities	5.9	(0.5)
Total change in operating assets and liabilities:	$20.1	$3.8

During the first six months of fiscal 2021, we used $5.8 million for investing activities as compared to $53.8 million used during the first six months of fiscal 2020. This decrease in cash used was attributable to a $14.2 million decrease in capital expenditures and the use of $33.8 million in the prior year for the acquisition of Swiss Tool.

During the first six months of fiscal 2021, we used $5.5 million for financing activities compared to $5.0 million for the first six months of fiscal 2020. This increase in cash used was primarily attributable to $8.0 million less exercises of share-based awards offset by $2.1 million less payments made on outstanding debt and $5.4 million less treasury stock purchases.

Capital Expenditures

Our capital expenditures were $2.1 million and $6.0 million for the three- and six-month periods ended September 26, 2020, respectively. We expect to make additional capital expenditures of $6.0 to $8.0 million during the remainder of fiscal 2021 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2020 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2021 other than those described in Note 2 to the unaudited interim consolidated financial statements contained in this quarterly report.

Off-Balance Sheet Arrangements

As of September 26, 2020, we had no significant off-balance sheet arrangements other than $3.7 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 8% of our net sales were impacted by foreign currency fluctuations for both the three- and six-month periods ended September 26, 2020 compared to 8% for both the three- and six-month periods ended September 28, 2019. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of September 26, 2020, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2020, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Total share repurchases under the 2019 plan for the three months ended September 26, 2020 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
06/28/2020 – 07/25/2020	—	$—	—	$90,033
07/26/2020 – 08/22/2020	62	122.42	62	90,026
08/23/2020 – 09/26/2020	—	—	—	$90,026
Total	62	$122.42	62

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	October 30, 2020

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	October 30, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.