Form 10-Q
period 2020-12-26
RBC Bearings INC
filed 2021-01-29
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

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

As of January 22, 2021, RBC Bearings Incorporated had 25,139,635 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 26, 2020	March 28, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,192	$103,255
Marketable securities	75,539	—
Accounts receivable, net of allowance for doubtful accounts of $1,874 at December 26, 2020 and $1,627 at March 28, 2020	106,506	128,995
Inventory	372,104	367,494
Prepaid expenses and other current assets	12,001	12,262
Total current assets	692,342	612,006
Property, plant and equipment, net	212,702	219,846
Operating lease assets, net	36,880	28,953
Goodwill	278,472	277,776
Intangible assets, net of accumulated amortization of $61,054 at December 26, 2020 and $55,732 at March 28, 2020	157,320	162,747
Other assets	31,266	20,584
Total assets	$1,408,982	$1,321,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,936	$51,038
Accrued expenses and other current liabilities	36,386	40,580
Current operating lease liabilities	5,963	5,708
Current portion of long-term debt	6,127	6,429
Total current liabilities	88,412	103,755
Deferred income taxes	19,391	16,560
Long-term debt, less current portion	14,366	16,583
Long-term operating lease liabilities	31,347	23,396
Other non-current liabilities	50,659	43,619
Total liabilities	204,175	203,913

Stockholders' equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 26, 2020 and March 28, 2020, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 26, 2020 and March 28, 2020, respectively; issued shares: 26,011,098 and 25,881,415 at December 26, 2020 and March 28, 2020, respectively	260	259
Additional paid-in capital	434,346	412,400
Accumulated other comprehensive loss	(510)	(6,898)
Retained earnings	833,898	769,219
Treasury stock, at cost, 881,096 shares and 838,982 shares at December 26, 2020 and March 28, 2020, respectively	(63,187)	(56,981)
Total stockholders' equity	1,204,807	1,117,999
Total liabilities and stockholders' equity	$1,408,982	$1,321,912

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net sales	$145,861	$177,019	$448,689	$541,618
Cost of sales	90,273	106,308	277,052	329,099
Gross margin	55,588	70,711	171,637	212,519
Operating expenses:
Selling, general and administrative	25,739	30,719	78,591	91,580
Other, net	3,308	2,526	11,328	7,674
Total operating expenses	29,047	33,245	89,919	99,254
Operating income	26,541	37,466	81,718	113,265
Interest expense, net	327	466	1,095	1,486
Other non-operating expense (income)	(50)	217	203	581
Income before income taxes	26,264	36,783	80,420	111,198
Provision for income taxes	4,695	6,268	15,741	18,914
Net income	$21,569	$30,515	$64,679	$92,284
Net income per common share:
Basic	$0.87	$1.24	$2.61	$3.75
Diluted	$0.86	$1.22	$2.59	$3.71
Weighted average common shares:
Basic	24,861,792	24,699,461	24,816,451	24,595,179
Diluted	25,060,812	24,981,480	24,985,848	24,898,635

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net income	$21,569	$30,515	$64,679	$92,284
Pension and postretirement liability adjustments, net of taxes (1)	260	178	779	534
Foreign currency translation adjustments	3,823	1,624	5,609	2,297
Total comprehensive income	$25,652	$32,317	$71,067	$95,115

(1)	These adjustments were net of tax expense of $79 and $55 for the three-month periods ended December 26, 2020 and December 28, 2019, respectively and $237 and $164 for the nine-month periods ended December 26, 2020 and December 28, 2019, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2020	25,881,415	$259	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999
Net income	—	—	—	—	22,689	—	—	22,689
Share-based compensation	—	—	5,438	—	—	—	—	5,438
Repurchase of common stock	—	—	—	—	—	(31,179)	(4,391)	(4,391)
Exercise of equity awards	4,200	—	231	—	—	—	—	231
Change in net prior service cost and actuarial losses, net of taxes of $79	—	—	—	260	—	—	—	260
Issuance of restricted stock, net of forfeitures	56,157	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	409	—	—	—	409
Balance at June 27, 2020	25,941,772	$259	$418,069	$(6,229)	$791,908	(870,161)	$(61,372)	$1,142,635
Net income	—	—	—	—	20,421	—	—	20,421
Share-based compensation	—	—	5,231	—	—	—	—	5,231
Repurchase of common stock	—	—	—	—	—	(62)	(8)	(8)
Exercise of equity awards	31,200	1	2,188	—	—	—	—	2,189
Change in net prior service cost and actuarial losses, net of taxes of $79	—	—	—	259	—	—	—	259
Issuance of restricted stock, net of forfeitures	(2,299)	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,377	—	—	—	1,377
Balance at September 26, 2020	25,970,673	$260	$425,488	$(4,593)	$812,329	(870,223)	$(61,380)	$1,172,104
Net income	—	—	—	—	21,569	—	—	21,569
Share-based compensation	—	—	5,173	—	—	—	—	5,173
Repurchase of common stock	—	—	—	—	—	(10,873)	(1,807)	(1,807)
Exercise of equity awards	40,199	—	3,685	—	—	—	—	3,685
Change in net prior service cost and actuarial losses, net of taxes of $79	—	—	—	260	—	—	—	260
Issuance of restricted stock, net of forfeitures	226	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	3,823	—	—	—	3,823
Balance at December 26, 2020	26,011,098	$260	$434,346	$(510)	$833,898	(881,096)	$(63,187)	$1,204,807

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders' Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	$968,566
Net income	—	—	—	—	30,499	—	—	30,499
Share-based compensation	—	—	4,802	—	—	—	—	4,802
Repurchase of common stock	—	—	—	—	—	(69,877)	(9,514)	(9,514)
Exercise of equity awards	4,356	1	275	—	—	—	—	276
Change in net prior service cost and actuarial losses, net of taxes of $54	—	—	—	178	—	—	—	178
Issuance of restricted stock, net of forfeitures	86,490	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,542	—	—	—	2,542
Balance at June 29, 2019	25,698,042	$257	$383,732	$(6,036)	$673,682	(822,790)	$(54,286)	$997,349
Net income	—	—	—	—	31,270	—	—	31,270
Share-based compensation	—	—	5,059	—	—	—	—	5,059
Repurchase of common stock	—	—	—	—	—	(2,048)	(334)	(334)
Exercise of equity awards	138,898	1	10,184	—	—	—	—	10,185
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock, net of forfeitures	5,677	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(1,869)	—	—	—	(1,869)
Balance at September 28, 2019	25,842,617	$258	$398,975	$(7,727)	$704,952	(824,838)	$(54,620)	$1,041,838
Net income	—	—	—	—	30,515	—	—	30,515
Share-based compensation	—	—	5,135	—	—	—	—	5,135
Repurchase of common stock	—	—	—	—	—	(10,249)	(1,700)	(1,700)
Exercise of equity awards	18,419	1	1,615	—	—	—	—	1,616
Change in net prior service cost and actuarial losses, net of taxes of $55	—	—	—	178	—	—	—	178
Issuance of restricted stock, net of forfeitures	2,110	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,624	—	—	—	1,624
Balance at December 28, 2019	25,863,146	$259	$405,725	$(5,925)	$735,467	(835,087)	$(56,320)	$1,079,206

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income	$64,679	$92,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,129	16,209
Deferred income taxes	2,580	249
Amortization of intangible assets	7,683	7,066
Amortization of deferred financing costs	365	365
Share-based compensation	15,842	14,996
Other non-cash charges	3,278	90
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,285	10,283
Inventory	(4,717)	(20,739)
Prepaid expenses and other current assets	(251)	(2,049)
Other non-current assets	(11,724)	(6,426)
Accounts payable	(11,400)	22
Accrued expenses and other current liabilities	(4,575)	(4,092)
Other non-current liabilities	8,412	2,937
Net cash provided by operating activities	110,586	111,195

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,809)	(27,562)
Proceeds from sale of assets	18	300
Purchase of marketable securities	(75,075)	-
Acquisition of business	245	(33,842)
Net cash used in investing activities	(83,621)	(61,104)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	-	9,435
Proceeds received from term loans	-	15,383
Repayments of revolving credit facilities	(773)	(45,411)
Repayments of term loans	(3,287)	-
Repayments of notes payable	(379)	(352)
Finance fees paid in connection with credit facilities and term loans	-	(276)
Exercise of stock options	6,105	12,077
Repurchase of common stock	(6,206)	(11,548)
Net cash used in financing activities	(4,540)	(20,692)

Effect of exchange rate changes on cash	512	1,045

Cash and cash equivalents:
Increase during the period	22,937	30,444
Cash and cash equivalents, at beginning of period	103,255	29,884
Cash and cash equivalents, at end of period	$126,192	$60,328

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$12,880	$21,569
Interest	737	1,029

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

The results of operations for the three- and nine-month periods ended December 26, 2020 are not necessarily indicative of the operating results for the entire fiscal year ending April 3, 2021. The three- and nine-month periods ended December 26, 2020 and December 28, 2019 each include 13 weeks and 39 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company's significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended March 28, 2020. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In September 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the former incurred loss approach with a new expected credit loss impairment model. The new model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses considers historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics are grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. The Company adopted this accounting standard update in the first quarter of fiscal 2021 and it did not have a material impact on the Company's consolidated financial statements.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates under four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three- and nine-month periods ended December 26, 2020 and December 28, 2019 are as follows:

Principal End Markets

	Three Months Ended
	December 26, 2020			December 28, 2019
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$48,676	$20,645	$69,321	$67,753	$19,123	$86,876
Roller	10,122	12,286	22,408	17,332	14,497	31,829
Ball	6,964	13,711	20,675	6,103	12,372	18,475
Engineered Products	15,895	17,562	33,457	24,958	14,881	39,839
	$81,657	$64,204	$145,861	$116,146	$60,873	$177,019

	Nine Months Ended
	December 26, 2020			December 28, 2019
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$159,068	$60,181	$219,249	$205,346	$59,026	$264,372
Roller	34,026	32,861	66,887	54,288	46,985	101,273
Ball	21,297	39,317	60,614	16,619	36,990	53,609
Engineered Products	53,389	48,550	101,939	73,596	48,768	122,364
	$267,780	$180,909	$448,689	$349,849	$191,769	$541,618

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract under Accounting Standards Codification (ASC) 606 for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of many of our contracts, as defined by ASC 606, is less than one year. The Company has elected to apply the practical expedient that allows companies to exclude remaining performance obligations with an original expected duration of one year or less. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $255,459 at December 26, 2020. The Company expects to recognize revenue on approximately 59% and 87% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Contract Balances

The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the consolidated balance sheets.

Contract Assets (Unbilled Receivables) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Current contract assets are included within prepaid expenses and other current assets on the consolidated balance sheets. Noncurrent contract assets are included within other assets on the consolidated balance sheets.

Contract Liabilities (Deferred Revenue) - The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer. Current contract liabilities are included within accrued expenses and other current liabilities on the consolidated balance sheets. Noncurrent contract liabilities are included within other non-current liabilities on the consolidated balance sheets.

As of December 26, 2020 and March 28, 2020, accounts receivable with customers, net, were $106,506 and $128,995, respectively. Contract assets and contract liabilities were as follows:

	December 26, 2020	March 28, 2020
Contract Assets – Current	$2,094	$2,604
Contract Assets – Noncurrent	2,128	—
Contract Liabilities – Current	8,813	11,116
Contract Liabilities – Noncurrent	3,527	2,427

During the three- and nine-month periods ended December 26, 2020, we recognized $2,291 and $10,056 of our current contract liabilities that existed at March 28, 2020 as revenue. During the three- and nine- month periods ended December 26, 2020, we recognized $769 of our noncurrent contract liabilities that existed at March 28, 2020 as revenue.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2020	$(582)	$(6,316)	$(6,898)
Other comprehensive income before reclassifications	5,609	—	5,609
Amounts reclassified from accumulated other comprehensive income	—	779	779
Net current period other comprehensive income	5,609	779	6,388
Balance at December 26, 2020	$5,027	$(5,537)	$(510)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Net income	$21,569	$30,515	$64,679	$92,284

Denominator for basic net income per common share — weighted-average shares outstanding	24,861,792	24,699,461	24,816,451	24,595,179
Effect of dilution due to employee stock awards	199,020	282,019	169,397	303,456
Denominator for diluted net income per common share — weighted-average shares outstanding	25,060,812	24,981,480	24,985,848	24,898,635

Basic net income per common share	$0.87	$1.24	$2.61	$3.75

Diluted net income per common share	$0.86	$1.22	$2.59	$3.71

At December 26, 2020, 443,294 employee stock options and 1,000 restricted shares have been excluded from the calculation of diluted earnings per share. At December 28, 2019, 217,470 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

6. Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 26, 2020, the Company held $75,539 of short-term marketable securities comprised of mutual funds as part of the Company’s investment strategy. These investments are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy. These mutual funds can be liquidated at the Company’s discretion. They are held for investment and are not considered debt securities. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we strive to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 26, 2020	March 28, 2020
Raw materials	$56,289	$51,362
Work in process	89,121	97,286
Finished goods	226,694	218,846
	$372,104	$367,494

8. Debt

The balances payable under all borrowing facilities are as follows:

	December 26, 2020	March 28, 2020
Revolver and term loan facilities	$15,695	$18,593
Debt issuance costs	(1,328)	(1,687)
Other	6,126	6,106
Total debt	20,493	23,012
Less: current portion	6,127	6,429
Long-term debt	$14,366	$16,583

The current portion of long-term debt as of December 26, 2020 includes the current portion of the foreign term loan, foreign revolving facility and the Schaublin mortgage, all of which are discussed below in further detail.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250,000 revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement. As of December 26, 2020, $1,220 in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of December 26, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,700 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246,300 under the Revolver as of December 26, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements. As of December 26, 2020, approximately $108 in unamortized debt issuance costs remain.

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

Schaublin’s parent company, Schaublin Holding, has guaranteed Schaublin’s obligations under the Foreign Credit Agreements. Schaublin Holding’s guaranty and the Foreign Credit Agreements are secured by a pledge of the capital stock of Schaublin. In addition, the Foreign Term Loan is secured with pledges of the capital stock of the top company and the three operating companies in the Swiss Tool group of companies.

As of December 26, 2020, there was approximately $2,243 outstanding under the Foreign Revolver and approximately $13,452 outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. Schaublin has the ability to borrow up to an additional $14,575 under the Foreign Revolver as of December 26, 2020.

Schaublin’s required future annual principal payments are approximately $5,606 for the next 12 months and approximately $3,363 for each of the following three years.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of December 26, 2020 was approximately $6,126 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments are approximately $521 each year for the next five years and $3,521 thereafter.

9. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2017.

The effective income tax rates for the three-month periods ended December 26, 2020 and December 28, 2019 were 17.9% and 17.0%, respectively. In addition to discrete items, the effective income tax rates for these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, which increased the rate.

The effective income tax rate for the three-month period ended December 26, 2020 of 17.9% included $1,003 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 26, 2020 would have been 21.4%. The effective income tax rate for the three-month period ended December 28, 2019 of 17.0% included $857 of tax benefits associated with share-based compensation. The third quarter provision for fiscal 2020 was also impacted by $567 of tax benefit associated with the decrease in the Company’s unrecognized tax positions related to the statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended December 28, 2019 would have been 20.9%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,524.

Income tax expense for the nine-month period ended December 26, 2020 was $15,741 compared to $18,914 for the nine-month period ended December 28, 2019. Our effective income tax rate for the nine-month period ended December 26, 2020 was 19.6% compared to 17.0% for the nine-month period ended December 28, 2019. The effective income tax rate for the nine-month period ended December 26, 2020 of 19.6% included $1,682 of tax benefits associated with share-based compensation. The effective income tax rate without these benefits and other items for the nine-month period ended December 26, 2020 would have been 21.5%. The effective income tax rate for the nine-month period ended December 28, 2019 of 17.0% included $3,896 of tax benefits associated with share-based compensation and $477 of tax benefits associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration and $241 of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without these benefits and other items for the nine-month period ended December 28, 2019 would have been 21.2%.

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

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net External Sales
Plain	$69,321	$86,876	$219,249	$264,372
Roller	22,408	31,829	66,887	101,273
Ball	20,675	18,475	60,614	53,609
Engineered Products	33,457	39,839	101,939	122,364
	$145,861	$177,019	$448,689	$541,618
Gross Margin
Plain	$27,841	$35,016	$89,668	$104,830
Roller	7,626	14,048	22,269	41,968
Ball	9,183	8,184	26,239	23,486
Engineered Products	10,938	13,463	33,461	42,235
	$55,588	$70,711	$171,637	$212,519
Selling, General & Administrative Expenses
Plain	$5,443	$6,726	$15,990	$19,774
Roller	1,125	1,632	3,526	4,893
Ball	1,293	1,598	3,928	4,805
Engineered Products	3,771	4,410	11,421	13,147
Corporate	14,107	16,353	43,726	48,961
	$25,739	$30,719	$78,591	$91,580
Operating Income
Plain	$20,830	$27,503	$69,703	$82,583
Roller	6,339	12,427	17,919	36,731
Ball	7,835	6,579	22,189	18,623
Engineered Products	6,341	8,274	18,434	25,699
Corporate	(14,804)	(17,317)	(46,527)	(50,371)
	$26,541	$37,466	$81,718	$113,265
Intersegment Sales
Plain	$1,500	$1,638	$4,274	$4,994
Roller	1,633	3,498	7,182	10,722
Ball	777	585	1,908	2,170
Engineered Products	7,182	11,449	24,663	33,022
	$11,092	$17,170	$38,027	$50,908

All intersegment sales are eliminated in consolidation.

11. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Swiss Tool for a purchase price of approximately $33,597 (CHF 32,768). We have finalized the purchase price allocation with no material adjustments subsequent to March 28, 2020.

12. Restructuring and Consolidation

During the third quarter of fiscal 2021, the Company continued its efforts to consolidate certain manufacturing facilities to increase efficiencies of our operations. This resulted in $1,692 of restructuring charges incurred during the third quarter, including $835 of inventory rationalization costs included within cost of sales, all of which were attributable to the Plain segment. The restrucuturing charges also included $355 of fixed asset disposals included within other operating costs, a $138 lease impairment charge, and $364 of other items. $255 of these restructuring charges within other operating expenses were included within the Engineered Products segment and the rest were included within the Plain segment. The Company secured right of use assets obtained in exchange for new operating lease liabilities of $7,662 as part of this restructuring. The Company anticipates additional costs associated with these consolidation efforts of $500 to $1,000 to be incurred in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; and (aa) risks associated with utilizing information technology systems could adversely affect our operations. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended March 28, 2020. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 43 facilities in seven countries, of which 31 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings, Roller Bearings, Ball Bearings, and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three-month period ended December 26, 2020 decreased 17.6% compared to the same period last fiscal year. The decrease in net sales was a result of a 29.7% decrease in our aerospace markets offset by a 5.5% increase in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket. The increase in industrial sales was driven by increases in the marine, wind, semiconductor and general industrial markets. Our backlog, as of December 26, 2020, was $393.9 million compared to $477.7 million as of December 28, 2019.

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

Our production and sales in the third quarter of fiscal 2021 have been negatively affected by the economic implications of the pandemic. We expect that commercial aerospace OEM and aftermarket will continue to be impacted by the year-over-year decline in air travel and changes in aircraft production rates. Although our sales to aerospace defense markets have grown 9.1% through the first nine months of the year, they were down 6.2% during the third quarter of fiscal 2021 as compared to the same period last year. Sales to industrial markets benefited from strong sales in our marine, wind and other general industrial business during the quarter, while we faced headwinds in mining and energy markets. We expect this trend to continue through the remainder of the fiscal year. Management is continuously evaluating the status of our orders and operations, and restructuring efforts are being implemented where necessary to align our cost structure to the new demand levels we experience in the marketplace.

We experienced solid cash flow generation during the third quarter of fiscal 2021 (as discussed in the section “Liquidity and Capital Resources” below). Management believes that these operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for at least the next 12 months. As of December 26, 2020, we had cash, cash equivalents and highly liquid marketable securities of $201.7 million, of which, approximately $16.0 million was cash held by our foreign operations.

The Company expects net sales to be approximately $155.0 million to $160.0 million in the fourth quarter of fiscal 2021.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change
Total net sales	$145.9	$177.0	$(31.1)	(17.6)%

Net income	$21.6	$30.5	$(8.9)	(29.3)%

Net income per common share: diluted	$0.86	$1.22
Weighted average common shares: diluted	25,060,812	24,981,480

Our net sales for the three-month period ended December 26, 2020 decreased 17.6% compared to the same period last fiscal year. The decrease in net sales was a result of a 29.7% decrease in our aerospace markets partially offset by a 5.5% increase in our industrial markets. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, which were down 37.2% and 31.2%, respectively. Aerospace defense was also down 6.2% this quarter compared to the same period in the prior year with OEM sales down by 8.2% partially offset by a 15.9% increase in aftermarket sales. The increase in industrial sales was driven primarily by increases in the marine and certain general industrial markets. Compared to the second quarter of fiscal 2021, overall net sales have been consistent. Industrial sales have increased by 8.5% while aerospace sales have decreased by 13.3%. The increase in industrial sales was driven mostly by the marine and certain general industrial markets. The decrease in aerospace sales was attributable to the commercial and defense OEM markets offset by increases to the defense distribution markets.

Net income for the third quarter of fiscal 2021 was $21.6 million compared to $30.5 million for the same period last year. Net income for the third quarter of fiscal 2021 was affected by $1.1 million of after-tax restructuring costs and related items primarily associated with the consolidation of certain manufacturing facilities, as well as $0.2 million of losses on foreign exchange, partially offset by $1.0 million of tax benefits associated with share-based compensation. Net income for the third quarter of fiscal 2020 was affected by $0.9 million of tax benefit associated with share-based compensation and $0.6 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions due to the statute of limitations expiration, partially offset by $0.2 million of inventory purchase accounting costs associated with the acquisition of Swiss Tool, $0.2 million of losses on foreign exchange, and $0.1 million of other items.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change
Total net sales	$448.7	$541.6	$(92.9)	(17.2)%

Net income	$64.7	$92.3	$(27.6)	(29.9)%

Net income per common share: diluted	$2.59	$3.71
Weighted average common shares: diluted	24,985,848	24,898,635

Net sales decreased $92.9 million, or 17.2%, for the nine-month period ended December 26, 2020 over the same period last year. The decrease in net sales was mainly the result of a 23.5% decrease in aerospace sales and a 5.7% decrease in industrial sales. The decrease in aerospace sales was primarily due to the commercial markets, both OEM and aftermarket, which were down 32.2% and 28.1%, respectively, and was partially offset by defense OEM and aftermarket, which increased year over year by 8.4% and 17.1%, respectively. The decrease in industrial sales was primarily due to mining and energy, partially offset by increases in the semiconductor, military vehicles, wind, nuclear, and a few other industrial markets. Excluding $2.6 million of sales associated with Swiss Tool, overall net sales decreased 17.6% year over year.

Net income for the nine months ended December 26, 2020 was $64.7 million compared to $92.3 million for the same period last year. Net income for the nine month period in fiscal 2021 was affected by $4.8 million of after-tax restructuring costs and related items, and $0.4 million of losses on foreign exchange, partially offset by $1.7 million of tax benefits associated with share-based compensation. The net income of $92.3 million for fiscal 2020 was impacted by $3.9 million of tax benefits associated with share-based compensation, and $0.7 million of discrete tax benefits, partially offset by $1.0 million of after-tax cost associated with the acquisition of Swiss Tool, $0.5 million of loss on foreign exchange, and $0.2 million of other items.

Gross Margin

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Gross Margin	$55.6	$70.7	$(15.1)	(21.4)%
Gross Margin %	38.1%	39.9%

Gross margin was 38.1% of net sales for the third quarter of fiscal 2021 compared to 39.9% for the third quarter of fiscal 2020. Gross margin for the third quarter of fiscal 2021 was impacted by $0.8 million in inventory rationalization costs associated with the consolidation of certain manufacturing facilities. The year-over-year decrease in gross margin as a percentage of sales was driven by these additional rationalization costs and reduced sales volumes during the period.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Gross Margin	$171.6	$212.5	$(40.9)	(19.2)%
Gross Margin %	38.3%	39.2%

Gross margin was 38.3% of net sales for the first nine months of fiscal 2021 compared to 39.2% for the same period last year. Gross margin for the first nine months of fiscal 2021 was impacted by $0.8 million of capacity inefficiencies driven by the decrease in volume and $2.8 million in inventory rationalization costs associated with the consolidation of certain manufacturing facilities.

Selling, General and Administrative

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

SG&A	$25.7	$30.7	$(5.0)	(16.2)%
% of net sales	17.6%	17.4%

SG&A expenses for the third quarter of fiscal 2021 was $25.7 million, or 17.6% of net sales, as compared to $30.7 million, or 17.4% of net sales, for the same period of fiscal 2020. This reduction was due to decreases in personnel costs of $4.4 million, professional fees of $0.1 million, and $0.5 million of other items.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

SG&A	$78.6	$91.6	$(13.0)	(14.2)%
% of net sales	17.5%	16.9%

SG&A expenses decreased by $13.0 million to $78.6 million for the first nine months of fiscal 2021 compared to $91.6 million for the same period last year. This decrease was primarily due to reductions of $13.1 million in personnel costs, partially offset by $0.1 million of other items.

Other, Net

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Other, net	$3.3	$2.5	$0.8	31.0%
% of net sales	2.3%	1.4%

Other operating expenses for the third quarter of fiscal 2021 totaled $3.3 million compared to $2.5 million for the same period last year. For the third quarter of fiscal 2021, other operating expenses included $2.6 million of amortization of intangible assets, $0.5 million of restructuring costs and related items, and $0.2 million of other costs. Other operating expenses last year were comprised mainly of $2.5 million of amortization of intangible assets and $0.1 million of restructuring costs, partially offset by $0.1 million of other income.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Other, net	$11.3	$7.7	$3.6	47.6%
% of net sales	2.5%	1.4%

Other operating expenses for the first nine months of fiscal 2021 totaled $11.3 million compared to $7.7 million for the same period last year. For the first nine months of fiscal 2021, other operating expenses were comprised mainly of $7.7 million in amortization of intangibles, $3.1 million of restructuring and related items, $0.4 million of additions to the allowance for doubtful accounts, and $0.1 million of other items. For the first nine months of fiscal 2020, other operating expenses were comprised mainly of $7.1 million of amortization of intangibles, $0.9 million of costs associated with the acquisition of Swiss Tool, and $0.2 million of restructuring costs, partially offset by $0.5 million of other income.

Interest Expense, Net

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Interest expense, net	$0.3	$0.5	$(0.2)	(29.8)%
% of net sales	0.2%	0.3%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $0.3 million for the third quarter of fiscal 2021 compared to $0.5 million for the same period last year.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Interest expense, net	$1.1	$1.5	$(0.4)	(26.3)%
% of net sales	0.2%	0.3%

Interest expense, net, was $1.1 million for the first nine months of fiscal 2021 compared to $1.5 million for the first nine months of fiscal 2020.

Other Non-Operating Expense (Income)

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Other non-operating expense (income)	$(0.1)	$0.2	$(0.3)	(123.0)%
% of net sales	0.0%	0.1%

Other non-operating income was $0.1 million for the third quarter of fiscal 2021 compared to $0.2 million of expense for the same period in the prior year. For the third quarter of fiscal 2021, other non-operating income was comprised of $0.5 million of gains on marketable securities, partially offset by $0.2 million of foreign exchange loss and $0.2 million of other items. For the third quarter of fiscal 2020, other non-operating expenses were comprised of $0.2 million of foreign exchange loss.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Other non-operating expense (income)	$0.2	$0.6	$(0.4)	(65.1)%
% of net sales	0.0%	0.1%

Other non-operating expenses were $0.2 million for the first nine months of fiscal 2021 compared to $0.6 million for the same period in the prior year. For the first nine months of fiscal 2021, other non-operating expenses were comprised of $0.4 million of foreign exchange loss and $0.3 million of other items, partially offset by $0.5 million of gains on marketable securities. For the first nine months of fiscal 2020, other non-operating expenses were comprised of $0.6 million of foreign exchange loss.

Income Taxes

	Three Months Ended
	December 26, 2020	December 28, 2019

Income tax expense	$4.7	$6.3
Effective tax rate	17.9%	17.0%

Income tax expense for the three-month period ended December 26, 2020 was $4.7 million compared to $6.3 million for the three-month period ended December 28, 2019. Our effective income tax rates for the three-month period ended December 26, 2020 was 17.9% compared to 17.0% for the three-month period ended December 28, 2019. The effective income tax rate for the three-month period ended December 26, 2020 of 17.9% includes $1.0 million of tax benefit associated with share-based compensation. The effective income tax rate without these benefits and other items for the three-month period ended December 26, 2020 would have been 21.4%. The effective income tax rate for the three-month period ended December 28, 2019 of 17.0% includes $0.9 million of tax benefit associated with share-based compensation and $0.6 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration. The effective income tax rate without this benefit and other items for the three-month period ended December 28, 2019 would have been 20.9%.

	Nine Months Ended
	December 26, 2020	December 28, 2019

Income tax expense	$15.7	$18.9
Effective tax rate	19.6%	17.0%

Income tax expense for the nine-month period ended December 26, 2020 was $15.7 million compared to $18.9 million for the nine-month period ended December 28, 2019. Our effective income tax rates for the nine-month period ended December 26, 2020 was 19.6% compared to 17.0% for the nine-month period ended December 28, 2019. The effective income tax rate for the nine-month period ended December 26, 2020 of 19.6% includes $1.7 million of tax benefit associated with share-based compensation. The effective income tax rate without these benefits and other items for the nine-month period ended December 26, 2020 would have been 21.5%. The effective income tax rate for the nine-month period ended December 28, 2019 of 17.0% includes $3.9 million of tax benefit associated with share-based compensation and $0.5 million of tax benefit associated with the decrease in the Company’s unrecognized tax positions related to statute of limitations expiration and $0.2 million of tax benefit associated with other permanent adjustments from filing the Company’s fiscal 2018 foreign tax returns. The effective income tax rate without this benefit and other items for the nine-month period ended December 28, 2019 would have been 21.2%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$69.3	$86.9	$(17.6)	(20.2)%

Gross margin	$27.8	$35.0	$(7.2)	(20.5)%
Gross margin %	40.2%	40.3%

SG&A	$5.4	$6.7	$(1.3)	(19.1)%
% of segment net sales	7.9%	7.7%

Net sales decreased $17.6 million, or 20.2%, for the three months ended December 26, 2020 compared to the same period last year. The 20.2% decrease was primarily driven by a decrease of 28.2% in our aerospace markets, partially offset by an 8.0% increase in the industrial markets. The decrease in aerospace net sales was due to commercial aerospace OEM and aftermarket, partially offset by defense OEM. The increase in industrial net sales was mostly driven by the wind and general industrial markets.

Gross margin as a percentage of net sales was 40.2% for the third quarter of fiscal 2021 compared to 40.3% for the same period last year. Gross margin for the third quarter of fiscal 2021 was affected by $0.8 million of inventory rationalization costs associated with the restructuring of certain manufacturing facilities.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$219.2	$264.4	$(45.2)	(17.1)%

Gross margin	$89.7	$104.8	$(15.1)	(14.5)%
Gross margin %	40.9%	39.7%

SG&A	$16.0	$19.8	$(3.8)	(19.1)%
% of segment net sales	7.3%	7.5%

Net sales decreased $45.2 million, or 17.1%, for the nine months ended December 26, 2020 compared to the same period last year. The 17.1% decrease was primarily driven by a decrease of 22.5% in our aerospace markets offset by a 2.0% increase in the industrial markets. The decrease in aerospace was primarily due to commercial OEM and aftermarket, partially offset by defense OEM aftermarket. The increase in industrial sales was mostly driven by the wind and general industrial markets.

Gross margin as a percentage of net sales increased to 40.9% for the first nine months of fiscal 2021 compared to 39.7% for the same period last year. The increase was a result of product mix during the period. Gross margin in the first nine months of fiscal 2021 was affected by $0.8 million of inventory rationalization costs associated with the restructuring of certain manufacturing facilities during the period.

Roller Bearings Segment

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$22.4	$31.8	$(9.4)	(29.6)%

Gross margin	$7.6	$14.0	$(6.4)	(45.7)%
Gross margin %	34.0%	44.1%

SG&A	$1.1	$1.6	$(0.5)	(31.1)%
% of segment net sales	5.0%	5.1%

Net sales decreased $9.4 million, or 29.6%, for the three months ended December 26, 2020 compared to the same period last year. Our aerospace markets decreased 41.6% while our industrial markets decreased by 15.3%. The decrease in aerospace was driven by the commercial and defense OEM and aftermarket. The decrease in industrial net sales was primarily due to mining and energy market activity.

Gross margin for the three months ended December 26, 2020 was 34.0% of net sales compared to 44.1% for the comparable period in fiscal 2020. This decrease in gross margin as a percentage of net sales was primarily due to decreased sales volumes and product mix.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$66.9	$101.3	$(34.4)	(34.0)%

Gross margin	$22.3	$42.0	$(19.7)	(46.9)%
Gross margin %	33.3%	41.4%

SG&A	$3.5	$4.9	$(1.4)	(27.9)%
% of segment net sales	5.3%	4.8%

Net sales decreased $34.4 million, or 34.0%, for the nine months ended December 26, 2020 compared to the same period last year. Our industrial markets decreased 30.1% while our aerospace markets decreased by 37.3%. The decrease in industrial sales was primarily due to mining, energy and general industrial market activity while the decrease in aerospace was driven by the commercial and defense OEM markets and commercial aftermarket.

Gross margin for the nine months ended December 26, 2020 was 33.3% of net sales compared to 41.4% for the comparable period in fiscal 2020. This decrease in gross margin as a percentage of net sales was driven by a reduction in sales volume and product mix. Further, the first nine months of fiscal 2021 were impacted by $2.0 million in inventory rationalization costs associated with the consolidation of certain manufacturing facilities, as well as approximately $0.3 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Ball Bearings Segment

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$20.7	$18.5	$2.2	11.9%

Gross margin	$9.2	$8.2	$1.0	12.2%
Gross margin %	44.4%	44.3%

SG&A	$1.3	$1.6	$(0.3)	(19.1)%
% of segment net sales	6.3%	8.6%

Net sales increased by $2.2 million for the third quarter of fiscal 2021 compared to the same period last year. Our aerospace markets increased 14.1% while our industrial sales increased 10.8%. The increase in aerospace net sales was primarily driven by the defense and space OEM market. The increase in industrial was primarily due to the semiconductor and general industrial markets.

Gross margin as a percentage of net sales was 44.4% for the third quarter of fiscal 2021 compared to 44.3% for the same period last year.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$60.6	$53.6	$7.0	13.1%

Gross margin	$26.2	$23.5	$2.7	11.7%
Gross margin %	43.3%	43.8%

SG&A	$3.9	$4.8	$(0.9)	(18.3)%
% of segment net sales	6.5%	9.0%

Net sales increased $7.0 million, or 13.1% for the nine months ended December 26, 2020 compared to the same period last year. Our aerospace market sales increased 28.2% while sales to our industrial markets increased 6.3%. The increase in industrial was primarily due to the semiconductor market. The increase in aerospace net sales was primarily driven by the defense and space markets.

Gross margin as a percentage of net sales decreased to 43.3% for the nine months ended December 26, 2020 compared to 43.8% for the same period last year. The decrease was primarily due to product mix during the period.

Engineered Products Segment

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$33.5	$39.8	$(6.3)	(16.0)%

Gross margin	$10.9	$13.5	$(2.6)	(18.8)%
Gross margin %	32.7%	33.8%

SG&A	$3.8	$4.4	$(0.6)	(14.5)%
% of segment net sales	11.3%	11.1%

Net sales decreased $6.3 million, or 16.0%, for the third quarter of fiscal 2021 compared to the same period last year. Our aerospace markets decreased 36.3% while our industrial markets increased 18.0%. The decrease in aerospace net sales was driven by the commercial and defense OEM and aftermarket. The increase in our industrial net sales was driven by the marine and general industrial markets.

Gross margin as a percentage of net sales was 32.7% for the third quarter of fiscal 2021 compared to 33.8% for the same period last year. This decrease was primarily attributable to product mix and decreased sales volume compared to the same period in the prior year.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

Total net sales	$101.9	$122.4	$(20.5)	(16.7)%

Gross margin	$33.5	$42.2	$(8.7)	(20.8)%
Gross margin %	32.8%	34.5%

SG&A	$11.4	$13.1	$(1.7)	(13.1)%
% of segment net sales	11.2%	10.7%

Net sales decreased $20.5 million, or 16.7%, for the nine months ended December 26, 2020 compared to the same period last year. Our aerospace sales decreased 27.5% while industrial sales decreased 0.4%. Excluding $2.6 million of sales associated with the acquisition of Swiss Tool in fiscal 2020, overall sales decreased 18.8%. The decrease in aerospace sales was primarily driven by the commercial OEM market and commercial aftermarket. The decrease in industrial sales was driven by the general industrial markets offset by increased sales in the marine markets.

Gross margin as a percentage of net sales decreased to 32.8% for the nine months ended December 26, 2020 compared to 34.5% for the same period last year. This decrease was primarily due to lower sales volume and product mix. During the first nine months of fiscal 2021, gross margin was also impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate

	Three Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

SG&A	$14.1	$16.4	$(2.3)	(13.7)%
% of total net sales	9.7%	9.2%

Corporate SG&A decreased $2.3 million, or 13.7%, for the third quarter of fiscal 2021 compared to the same period last year. This was primarily due to a decrease of $2.0 million in personnel costs, $0.1 million in professional fees and $0.2 million of other items.

	Nine Months Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

SG&A	$43.7	$49.0	$(5.3)	(10.7)%
% of total net sales	9.7%	9.0%

Corporate SG&A decreased $5.3 million for the nine months ended December 26, 2020 compared to the same period last year due to a decrease of $6.7 million in personnel costs and $0.3 million of other items, partially offset by $0.8 million of additional share-based compensation expenses and $0.9 million of additional professional costs.

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

Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly the COVID-19 pandemic, interest rates, cyclical changes in our end markets, and prices for steel and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Liquidity

As of December 26, 2020, we had cash, cash equivalents and highly liquid marketable securities of $201.7 million, of which, approximately $16.0 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250.0 million revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement. As of December 26, 2020, $1.2 million in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of December 26, 2020, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.7 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246.3 million under the Revolver as of December 26, 2020.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements. As of December 26, 2020, approximately $0.1 million in unamortized debt issuance costs remain.

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

Schaublin’s parent company, Schaublin Holding, has guaranteed Schaublin’s obligations under the Foreign Credit Agreements. Schaublin Holding’s guaranty and the Foreign Credit Agreements are secured by a pledge of the capital stock of Schaublin. In addition, the Foreign Term Loan is secured with pledges of the capital stock of the top company and the three operating companies in the Swiss Tool group of companies.

As of December 26, 2020, there was approximately $2.2 million outstanding under the Foreign Revolver and approximately $13.5 million outstanding under the Foreign Term Loan. These borrowings have been classified as Level 2 of the valuation hierarchy. Schaublin has the ability to borrow up to an additional $14.6 million under the Foreign Revolver as of December 26, 2020.

Schaublin’s required future annual principal payments are approximately $5.6 million for the next 12 months and approximately $3.4 million for each of the following three years.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of December 26, 2020 was approximately $6.1 million and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments are approximately $0.5 million each year for the next five years and $3.5 million thereafter.

Cash Flows

Nine-month Period Ended December 26, 2020 Compared to the Nine-month Period Ended December 28, 2019

The following table summarizes our cash flow activities:

	FY21	FY20	$ Change
Net cash provided by (used in):
Operating activities	$110.6	$111.2	$(0.6)
Investing activities	(83.6)	(61.1)	(22.5)
Financing activities	(4.6)	(20.7)	16.1
Effect of exchange rate changes on cash	0.5	1.0	(0.5)
Increase in cash and cash equivalents	$22.9	$30.4	$(7.5)

During the first nine months of fiscal 2021, we generated cash of $110.6 million from operating activities compared to $111.2 million of cash generated during the same period of fiscal 2020. The decrease of $0.6 million for fiscal 2021 was mainly a result of a decrease in net income of $27.6 million offset by the favorable impact of a net change in operating assets and liabilities of $19.1 million and a favorable change in non-cash charges of $7.9 million. The favorable change in operating assets and liabilities is detailed in the table below. The increase in non-cash charges resulted from $0.6 million of amortization of intangible assets, $2.3 million in deferred taxes, $0.9 million of depreciation, $0.9 million of share-based compensation charges, and $3.2 million of other non-cash charges related to restructuring efforts. Excluded from the consolidated statements of cash flows are right of use assets obtained in exchange for new operating lease liabilities of $7.7 million during the fiscal year.

The following chart summarizes the favorable change in operating assets and liabilities of $19.1 million for fiscal 2021 versus fiscal 2020 and the favorable change of $26.3 million for fiscal 2020 versus fiscal 2019.

	FY21	FY20
Cash provided by (used in):
Accounts receivable	$13.0	$13.4
Inventory	16.0	11.2
Prepaid expenses and other current assets	1.8	1.1
Other non-current assets	(5.3)	(4.1)
Accounts payable	(11.4)	0.4
Accrued expenses and other current liabilities	(0.5)	(1.0)
Other non-current liabilities	5.5	5.3
Total change in operating assets and liabilities:	$19.1	$26.3

During the first nine months of fiscal 2021, we used $83.6 million for investing activities as compared to $61.1 million used during the first nine months of fiscal 2020. This increase in cash used was attributable to the purchase of $75.1 million of highly liquid marketable securities during the current period, offset by an $18.8 million decrease in capital expenditures and the use of $33.8 million in the prior year for the acquisition of Swiss Tool.

During the first nine months of fiscal 2021, we used $4.5 million for financing activities compared to $20.7 million for the first nine months of fiscal 2020. This decrease in cash used was primarily attributable to $41.3 million less payments made on outstanding debt, $0.3 million less financing fees paid in connection with credit facilities, and $5.3 million less treasury stock purchases, partially offset by proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool in the prior year and $6.0 million less exercises of share-based awards.

Capital Expenditures

Our capital expenditures were $2.8 million and $8.8 million for the three- and nine-month periods ended December 26, 2020, respectively. We expect to make additional capital expenditures of $3.0 to $4.0 million during the remainder of fiscal 2021 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2020 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2021 other than those described in Note 2 to the unaudited interim consolidated financial statements contained in this quarterly report.

Off-Balance Sheet Arrangements

As of December 26, 2020, we had no significant off-balance sheet arrangements other than $3.7 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations for the three-month period ended December 26, 2020 compared to 10% for the three-month period ended December 28, 2019. Approximately 9% of our net sales were impacted by foreign currency fluctuations for the nine-month period ended December 26, 2020 compared to 9% for the same period in the prior year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 26, 2020, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 26, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2020, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended December 26, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Total share repurchases under the 2019 plan for the three months ended December 26, 2020 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
09/27/2020 – 10/24/2020	24	$124.55	24	$90,023
10/25/2020 – 11/21/2020	104	118.71	104	90,011
11/22/2020 – 12/26/2020	10,745	166.82	10,745	$88,218
Total	10,873	$166.26	10,873

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	January 29, 2021

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	January 29, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.