Form 10-K
period 2021-04-03
RBC Bearings INC
filed 2021-05-21
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended April 3, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 26, 2020 (based on the September 25, 2020 closing sales price of $119.31 of the registrant’s Common Stock, as reported by the Nasdaq National Market) was approximately $2,994,734,690.

Number of shares outstanding of the registrant’s Common Stock at May 14, 2021:

25,226,055 Shares of Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 8, 2021 are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past several years, we have broadened our end markets, products, customer base and geographic reach. We currently have 43 facilities in seven countries, of which 31 are manufacturing facilities.

The Bearing and Engineered Products Industry

The bearing and engineered products industry is a fragmented multi-billion dollar market. Purchasers of bearings and engineered products include producers of commercial and military aircraft, submarine and vehicle equipment, energy equipment, machinery manufacturers, industrial equipment and machinery manufacturers, construction machinery manufacturers, rail and train equipment manufacturers, and mining and specialized equipment manufacturers.

Demand for bearings and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy, marine and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic volume worldwide determines demand for our solutions. Lastly, activity in the defense market is being influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings and engineered products.

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

Industrial Market (42% of net sales for the fiscal year ended April 3, 2021)

We manufacture bearings and engineered products for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, marine, rail and train, packaging, semiconductor machinery, wind, canning and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, LM Wind, Newport News Shipbuilding, Komatsu and various aftermarket distributors including Applied Industrial, BDI, Kaman, McMaster Carr, and Motion Industries. We believe that the diversification of our sales among the various segments of the industrial market reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements.

Aerospace Market (58% of net sales for the fiscal year ended April 3, 2021)

We supply bearings and engineered products for use in commercial, private and military aircraft and aircraft engines, guided weaponry, space and satellites and vision and optical systems. We supply precision products for many of the commercial aircraft currently operating worldwide and are the primary bearing supplier for many of the aircraft OEMs’ product lines. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications. Many of our aerospace bearings and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of that aircraft.

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

Our largest aerospace customers include the U.S. Department of Defense, Airbus, Boeing, Precision Castparts, Lockheed Martin, Safran, Raytheon Technologies Corp and various aftermarket distributors including National Precision Bearing, Jamaica Bearings, Wencor, and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, share gains and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2021, approximately 5.8% of our net sales were made directly, and we estimate that approximately an additional 25.5% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

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

The following table provides a summary of our four reportable product segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products:

	Net Sales and Percent of Sales for the Fiscal Year Ended
Segment	April 3, 2021	March 28, 2020	March 30, 2019	Representative Applications
Plain Bearings	$293,990	$358,291	$323,251	●	Aircraft engine controls and landing gear
	48.3%	49.3%	46.0%	●	Missile launchers
				●	Mining, energy, construction and wind equipment

Roller Bearings	$91,657	$132,642	$143,832	●	Aircraft hydraulics
	15.1%	18.2%	20.5%	●	Military and commercial truck chassis
				●	Packaging machinery and canning

Ball Bearings	$83,704	$74,231	$72,307	●	Radar and night vision systems
	13.7%	10.2%	10.3%	●	Airframe control and actuation
				●	Semiconductor equipment

Engineered Products	$139,633	$162,297	$163,126	●	Hydraulics, valves, fasteners and engines
	22.9%	22.3%	23.2%	●	Industrial gears, components and collets

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

Capacity. Our plants currently run on a full first shift with second and third shifts at select locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 3.0% to 3.5% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

Backlog

As of April 3, 2021, we had order backlog of $394.8 million compared to a backlog of $478.6 million in the prior fiscal year. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 2,990 people at our 31 U.S. facilities, approximately 5% of which are exempt and 95% are non-exempt. In addition, we employ 895 people at our 12 facilities located in Mexico, France, Switzerland, Germany, Poland and China. Nearly all of our personnel are RBC employees rather than independent contractors, temporaries or third-party labor provider personnel.

Our human capital objective is to attract and retain high-performing people who can work in a culture that fosters innovation and continuous improvement. To achieve that objective, we maintain an aggressive talent recruitment program, a fair and competitive compensation program, an on-going training and development program, and an ethical and safe work environment.

Talent Recruitment. Critical to our success is that we have a deep and talented pool of engineers who oversee the production of our current products to the highest standards, work directly with customers on applications, and direct the research and development for new products. To maintain that talent pool, we actively recruit engineers from over 40 colleges and universities around the U.S. In addition, we have developed deep collaborative relationships with a select group of schools, including internship and trainee programs with several of these schools.

Compensation. We offer fair and competitive compensation to our employees. Our employee benefits package includes medical, dental and vision coverage, life insurance, supplemental disability coverage, and 401(k) and supplemental employee retirement plans. In addition, participation in our long-term equity incentive plan goes very deep in our organization, providing employees with equity compensation/awards that they might not receive if they worked for one of our competitors.

Training. An important part of achieving our human capital objective is our in-house training programs – RBC University, Materials University, and Mechanical Engineering Training. These programs provide our employees with a uniform foundation regarding how we do business, expand their subject matter expertise, and develop the various leadership positions across our organization, including plant management and general management. We also offer a tuition reimbursement program for many employees wishing to further their classroom education in their chosen field.

Ethics. We expect our personnel to conduct the business of RBC in a legal and ethical manner. To ensure that they do that, our people are required to comply at all times with our corporate Code of Conduct, which among other things requires them to:

●	deal fairly with their coworkers and RBC’s customers, suppliers and competitors,
●	comply with all applicable laws,
●	protect RBC’s proprietary information and other assets, and
●	avoid conflicts of interest with RBC.

Workplace Safety. Safety is of paramount importance to RBC and so we go to great lengths in striving for a zero-incident workplace that is consistent with our mandate to produce the highest quality, highly engineered products for our customers. Our general managers and operations managers are charged with creating and maintaining the highest standards of safety for employees, visitors and the local community through the use of industry best practices at their facilities. Monthly, each of our facilities reports to senior leadership on key safety metrics and we maintain a proactive approach in assessing and mitigating risk through root cause analysis, communication, training and teamwork.

As part of the nation’s critical infrastructure sectors (defense industrial base sector and critical manufacturing sector) RBC has been required to operate our manufacturing facilities during the COVID-19 pandemic using a mostly in-person workforce. We implemented strict cleaning, social distancing, quarantining and other safety measures to minimize the risk to our employees of contracting COVID-19 at work and these measures have proved thus far to be very successful as the infection rate among our workforce has been very low.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2022.

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Advocacy at 100F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1–800–SEC–0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to any of the foregoing reports, and our governance documents, are made available free of charge on our website (http://www.rbcbearings.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Copies of the above filings will also be provided free of charge upon written request to us.

ITEM 1A. RISK FACTORS

Cautionary Statement As To Forward-Looking Information

This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: projections of earnings, cash flows, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance or future growth rates in the markets we serve; statements regarding future raw material costs or supply; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate” or other comparable terminology, or the negative of such terms.

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	Effects of the COVID-19 pandemic;
●	Weaknesses or cyclicality in any of the industries in which our customers operate;
●	Changes in marketing, product pricing and sales strategies, or development of new products by us or our competitors;
●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;
●	Conditions that adversely affect the business of any of our significant customers;
●	Our ability to obtain and retain product approvals;
●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;
●	Our ability to acquire and integrate complementary businesses;
●	Unanticipated liabilities of acquired businesses;
●	Unexpected equipment failures or catastrophic events;
●	Our ability to attract and retain our management team and other highly skilled personnel;
●	Work stoppages and other labor problems affecting us or our customers or suppliers;
●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;
●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;
●	Developments or disputes concerning patents or other proprietary rights;
●	Risks associated with utilizing information technology systems;
●	Risks associated with operating internationally, including currency translation risks;
●	Investors’ perceptions of us and our industry; and
●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

These and additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K under Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8. “Financial Statements and Supplementary Data.” All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

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

Our top ten customers generated approximately 36%, 34% and 35% of our net sales during fiscal 2021, 2020 and 2019, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us. For example, due to Boeing’s 737 MAX production shutdown that began in 2019 we experienced the suspension or cancellation of orders for product used in the 737 MAX airframe and engines. In addition, in fiscal 2021 we experienced reduced purchasing from customers whose businesses were constrained by the COVID-19 pandemic.

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

Our results have been and are likely to continue to be impacted by the COVID-19 pandemic.

The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread have caused, and are expected to continue to cause, world-wide business disruption, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order cancellations and deferrals. As a result, the pandemic had an adverse effect on our financial results and business operations throughout fiscal 2021, which contributed to the 16.3% decline in our revenue from the prior fiscal year. The lower demand for our products made it necessary to reduce our workforce and consolidate certain of our production facilities. It is expected that the pandemic will continue to adversely affect our business during fiscal 2022, although the severity and duration depend on future developments that are highly uncertain and unpredictable.

While we have been able to keep our operations open for the most part during the pandemic and COVID-19 vaccines are now being administered throughout the world, it remains possible that there could be a future increase in the COVID-19 infection rate that results in governmental orders or COVID-19 outbreaks among the local workforce that necessitate the closure of any of our operations or those of any of our critical suppliers, which would adversely affect our production. In addition, operations that remain open may be adversely affected by personnel shortages, which could impair the operation’s efficiency.

Demand for our products would be affected if the pandemic leads to the closure of any operations of our significant customers. For example, Boeing’s temporary shut-down of its two primary production facilities in April 2020 led to the cancellation or deferral of various orders for our products that support Boeing production. In addition, demand for our commercial aerospace products has been adversely affected by the significant reduction in commercial air travel during the pandemic.

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

The COVID-19 pandemic has caused a significant reduction in air travel, which has lead to various airlines delaying or cancelling previously-scheduled aircraft purchases as they reassess their fleet needs and/or take advantage of opportunities to purchase aircraft that have become available in the used aircraft market. This reduction in new aircraft purchases has had an adverse effect on our sales of bearings and component parts.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2021, approximately 5.8% of our net sales were made directly, and we estimate that approximately an additional 25.5% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

Fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability.

Our business is dependent on the availability and costs of subcomponents, raw materials, particularly steel (generally in the form of stainless and chrome steel, which are commodity steel products), and energy resources. The availability and prices of subcomponents, raw materials and energy resources may be subject to change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production or deliveries by suppliers (including interruption caused by the COVID-19 pandemic), and changes in exchange rates and supplier costs and profit expectations. The United States has imposed tariffs on steel and aluminum imports, and could impose tariffs on other items that we import, which could increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative supply sources, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain subcomponents or raw materials. Disruptions in the supply of subcomponents, raw materials or energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these items from other sources, which could thereby affect our net sales and profitability.

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

The U.S. government has imposed tariffs on the importation of various products that we use to produce our finished goods, and various foreign countries, including the People’s Republic of China, could impose retaliatory tariffs on our products exported to those countries. While this situation has not had a material adverse effect on our business, a further escalation of tariffs on our foreign-sourced supplies and/or the imposition of tariffs on our finished goods exported to other countries could adversely impact our operating costs or demand for our products.

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

The repair and overhaul of aircraft parts and accessories throughout the world is highly regulated by government agencies, including the FAA. Our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA and foreign government agencies, with regulations varying from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. Our failure to comply with these regulations, or our compliance with new and more stringent government regulations, if enacted, could have an adverse effect on our business, financial condition and results of operations.

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

We rely upon our information technology (“IT”) systems to process, transmit and store electronic information to manage and operate our business. Further, in the ordinary course of business we store sensitive data, including intellectual property, on our networks. The secure maintenance and transmission of this information is critical to our business operations.

We may face cyber events and other IT security threats, including malware, ransomware, phishing and other intrusions, to our IT infrastructure, attempts to gain unauthorized access to proprietary, classified or confidential information, and threats to the physical security of our IT systems. As a U.S. government contractor, our risk of cyber events may be greater than the risk faced by other companies that are not government contractors. In addition to security threats, our IT systems may also be subject to network, software or hardware failures. The unavailability of our IT systems, the failure of these systems to perform as anticipated, or any significant breach of data security could cause loss of data, disrupt our operations, require significant management attention and resources, subject us to liability to third parties, regulatory actions, or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial and competitive position, results of operations and liquidity. In addition, our business with our customers and vendors could be impacted by cyber events on their IT systems.

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber events and to mitigate the damage from successful events. A cyber event occurred during the last week of February 2021 that disrupted our IT systems. We took immediate steps to address the incident, including engaging two IT security and forensics experts to assess the impact to any affected data and to correct the security weakness that was exploited in the event. Based upon the forensic review, there is no evidence of data access or exfiltration and no material impact to the operations of the Company. The Company has implemented a variety of measures to enhance and modernize its systems to guard against similar incidents in the future, and is also enhancing the Company’s recovery capabilities in the event of future incidents. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our IT environment, improve the effectiveness of our systems, and strengthen our cybersecurity program. However, these upgrades and replacements may not result in the protection or improvements anticipated.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 8.2% of our hourly employees as of April 3, 2021. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

In addition, work stoppages at one or more of our customers or suppliers (including suppliers of transportation services), many of which have large unionized workforces, could also cause disruptions to our business that we cannot control, and these disruptions could materially reduce our revenues, cash flows and profitability.

Unexpected equipment failures or catastrophic events could increase our costs and reduce our sales due to production curtailments or shutdowns.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.

Our business is managed by a number of key personnel, including our CEO Dr. Michael J. Hartnett. Our future success will depend on, among other things, our ability to keep the services of these personnel and to hire their successors and other highly qualified employees at all levels.

Our international operations are subject to risks inherent in such activities.

We have operations in Mexico, France, Switzerland, Poland, China and Germany. Of our 43 facilities in seven countries, 12 are located outside the U.S., including ten manufacturing facilities in three countries.

In fiscal 2021, 10.3% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

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

We could become subject to litigation claiming that our intellectual property or proprietary information infringes the rights of a third party. In that event, we could incur substantial defense costs and, if such litigation is successful, we could be required to pay the claimant damages and royalties for our past and future use of such intellectual property or proprietary information, or we could be prohibited from using it in the future. Our inability to use our intellectual property and proprietary information on a cost-effective basis in the future could have a material adverse effect on our revenue, cash flow and profitability. See Part I, Item 1. “Business—Intellectual Property” of this Annual Report on Form 10-K.

Cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability.

As of April 3, 2021, we had an order backlog of $394.8 million. However, orders included in our backlog are subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

Pursuant to our charter documents, our Board of Directors (the “Board”) consists of eight members serving staggered three-year terms and divided into three classes. As a result, two annual meetings are required to change a majority of the Board members. In addition, our certificate of incorporation authorizes the issuance of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board, without stockholder approval. If we were to issue preferred stock in the future, it could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us, or could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any preferred stock, we may do so in the future. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of preferred stock or any other capital stock that we may issue in the future.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board normally for a term of one year and/or until the appointment of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers as of May 14, 2021 are as follows:

Name	Age	Year Appointed	Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	75	1992	Chairman, President and Chief Executive Officer.

Daniel A. Bergeron	61	2003	Director, Vice President and Chief Operating Officer. Prior thereto, served as the Company’s Vice President, Chief Operating Officer and Chief Financial Officer from 2017 to 2020. Prior thereto, served as Vice President and Chief Financial Officer from 2003 to 2017.

Patrick S. Bannon	56	2017	Appointed Vice President and General Manager in 2017. Prior thereto, served as the Company’s General Manager of its Aircraft Products, Mexico and AeroStructures operations and has been with the Company in various positions for 26 years.

Richard J. Edwards	65	1996	Vice President and General Manager.

John J. Feeney	52	2020	Appointed Vice President, General Counsel and Secretary in October 2020. Prior thereto, served as the Company’s Assistant General Counsel from 2014 to 2020.

Robert M. Sullivan	37	2020	Appointed Vice President and Chief Financial Officer in October 2020. Prior thereto, served as Corporate Controller from 2017 to 2020. Prior thereto, served as the Company’s Assistant Corporate Controller from 2016 to 2017.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 14, 2021, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter	$159.04	$103.09	$167.47	$125.30
Second Quarter	145.55	113.40	171.54	149.98
Third Quarter	184.83	114.49	174.94	152.55
Fourth Quarter	206.64	160.51	185.06	77.63

The last reported sale price of our common stock on the Nasdaq National Market on May 14, 2021 was $196.87 per share.

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

Total share repurchases under the 2019 plan for the three months ended April 3, 2021 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
12/27/2020 – 01/30/2021	-	$-	-	$88,218
01/31/2021 – 02/27/2021	3,575	177.01	3,575	87,585
02/28/2021 – 04/3/2021	30	193.93	30	$87,579
Total	3,605	$177.15	3,605

During the fourth quarter of fiscal 2021, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8. “Financial Statements and Supplementary Data,” Note 16 “Stockholders’ Equity-Stock Option Plans” of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index and the Nasdaq Composite Index over the period from April 2, 2016 to April 3, 2021. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on April 2, 2016 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 3, 2021.

	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021
RBC Bearings Incorporated	$100.00	$131.83	$168.64	$172.67	$149.36	$269.03
Nasdaq Composite Index	100.00	121.76	147.04	162.67	159.56	289.02
Russell 3000 Index	100.00	117.38	133.59	145.30	129.94	217.35

The cumulative total return shown on the stock performance graph indicates historical results only and may not be indicative of future results.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. All references to “Notes” in this Item 7 refer to the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

The following discussion contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. See the information provided in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K under the heading “Cautionary Statement as to Forward-Looking Information.”

We have omitted our discussion of fiscal 2019 from this section as permitted by Regulation S-K. Discussion and analysis of our financial condition and results of operations for fiscal 2019 can be found within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on May 20, 2020.

Overview

We are a well-known international manufacturer of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 43 facilities in seven countries, of which 31 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2021 had 53 weeks and fiscal year 2020 had 52 weeks. We currently operate under four reportable business segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. The following further describes these reportable segments:

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of precision bearings and components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors, and sales to OEMs for replacement products and aftermarket services. We expect to increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

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

Recent Significant Events

Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Swiss Tool for a purchase price of approximately $33.6 million (CHF 32.8 million). We have finalized the purchase price allocation with no material adjustments subsequent to March 28, 2020.

Restructuring and Consolidation

Throughout fiscal 2021, the Company consolidated certain manufacturing facilities to increase efficiencies of our operations. This resulted in $7.2 million of restructuring charges incurred during the year, including $3.1 million of inventory rationalization costs included within cost of sales, $2.0 million of which were attributable to the Roller segment and $1.1 million of which were attributable to the Plain segment. The restructuring charges also included $1.3 million of fixed asset disposals included within other operating costs, a $0.1 million lease impairment charge, $0.7 million of personnel-related costs and $2.0 million of other items. Of these $4.1 million of other operating costs, $1.5 million are related to the Plain segment, $0.8 million are related to the Roller segment, less than $0.1 million are related to the Ball segment, $1.1 million are related to the Engineered Products segment and $0.6 million are Corporate costs. The Company secured operating lease assets obtained in exchange for new operating lease liabilities of $7.7 million as part of this restructuring. The Company anticipates additional costs associated with these consolidation efforts of $0.3 million to $0.5 million to be incurred in the first quarter of fiscal 2022.

Outlook

We ended fiscal 2021 with a backlog of $394.8 million compared to $478.6 million for the same period last fiscal year. Our net sales decreased 16.3% year over year due to a 24.8% decrease in sales in the aerospace markets and a 0.9% decrease in sales to the industrial markets.

The COVID-19 health crisis, which was declared a pandemic in March 2020, has led to governments around the world implementing measures to reduce the spread. These measures include quarantines, “shelter in place” orders, travel restrictions, and other measures and have resulted in a slowdown of worldwide economic activity.

Our business is operating as an essential business, and as such, our facilities have remained open, with the exception of a few temporary closures at some of our international locations. The COVID-19 pandemic impacted our commercial aerospace and industrial sales in fiscal 2021. Our commercial aerospace sales continue to face headwinds associated with build rate changes within the industry, while the general decline in global economic activity has had an impact on the industrial markets.

Our production and sales have been negatively affected by the economic implications of the pandemic. We anticipate that our production and sales in fiscal 2022 will continue to be affected by the economic implications of the pandemic. The commercial aerospace OEM and aftermarket will continue to be impacted by reduced air travel and changes in production rates in the first half of fiscal 2022, but are expected to grow over the next year. Our sales to defense markets are expected to continue to improve in the second half of the fiscal year. Our sales to industrial markets have begun to show signs of recovery, growing 12.9% in the fourth quarter of fiscal 2021 as compared to the same period last year, and are expected to continue to improve throughout the course of the next fiscal year. We expect to see demand increasing as “shelter in place” directives are eliminated. Management is continuously evaluating the status of our orders and operations, and restructuring efforts have been implemented where necessary to align our cost structure to the new demand levels we experience in the marketplace.

We experienced strong cash flow generation during fiscal 2021 (as discussed in the section “Liquidity and Capital Resources” below). We expect this trend to continue during fiscal 2022. Management believes that these operating cash flows and available credit under all credit agreements will provide adequate resources to fund internal and external growth initiatives for the foreseeable future, including at least the next 12 months. As of April 3, 2021, we had cash and cash equivalents and highly liquid marketable securities of $241.3 million of which approximately $13.9 million was cash held by our foreign operations.

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

Approximately 96% and 95% of the Company’s revenue was generated from the sale of products to customers in the industrial and aerospace markets for each of the years ended April 3, 2021 and March 28, 2020, respectively. During fiscal 2021, approximately 4% of the Company’s revenue was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work, compared to approximately 5% for fiscal 2020.

Refer to Note 2 – “Summary of Significant Accounting Policies” for further discussion regarding the Company’s revenue policy.

Cost of Sales

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Approximately 20% to 30% of our costs, depending on product mix, are attributable to raw materials, purchased components and outside processing. When we experience raw material inflation, we offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. The overall impact on raw material costs for this fiscal year was not material as a percent change on a year-over-year basis.

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

Fiscal 2021 Compared to Fiscal 2020

Results of Operations

	FY21	FY20	$ Change	% Change
Net sales	$609.0	$727.5	$(118.5)	(16.3)%
Net income	$89.6	$126.0	$(36.4)	(28.9)%
Net income per common share: Diluted	$3.58	$5.06
Weighted average common shares: Diluted	25,048,451	24,922,631

Net sales for the twelve months ended April 3, 2021 decreased $118.5 million, or 16.3%, for fiscal 2021 compared to fiscal 2020. This was mainly the result of a 24.8% decrease in net sales to the aerospace markets and a decrease of 0.9% in the industrial markets. The decrease in aerospace sales during the year was primarily driven by reduced air travel and changes to production rates within the industry. This reduction in commercial aerospace was partially offset by increases in our defense OEM and aftermarket business. The slight decrease in industrial sales year over year was due primarily to mining and energy markets, which was partially offset by increases in semiconductor, military vehicles, wind, nuclear, and our marine business. Further, our industrial sales evidenced growth during the fourth quarter of fiscal 2021, which provides a positive indication of recovery in the market.

Net income decreased by $36.4 million to $89.6 million for fiscal 2021 compared to fiscal 2020. The year-over-year decrease was primarily driven by decreased sales volume during fiscal 2021. The net income of $89.6 million in fiscal 2021 was impacted by $5.8 million of after-tax costs associated with restructuring, $1.3 million of after-tax costs associated with the cyber event, and $0.2 million of losses on foreign exchange, partially offset by $3.1 million of tax benefits associated with share-based compensation. The net income of $126.0 million in fiscal 2020 was impacted by $1.1 million of after-tax gain on the sale of our Houston facility, and $5.9 million of discrete tax benefits including share-based compensation, partially offset by $1.1 million of after-tax costs associated with the acquisition of Swiss Tool, $0.8 million of restructuring and integration costs, and $0.7 million of loss on foreign exchange.

Gross Margin

	FY21	FY20	$ Change	% Change
Gross Margin	$234.1	$289.1	$(55.0)	(19.0)%
Gross Margin %	38.4%	39.7%

Gross margin decreased $55.0 million, or 19.0%, for fiscal 2021 compared to the same period last fiscal year. The decrease in gross margin was mainly driven by decreased volume, partially offset by cost efficiencies achieved during the current period related to restructuring and consolidation efforts. Gross margins in fiscal 2021 were impacted by $3.1 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities and $0.8 million of capacity inefficiencies driven by the decrease in volume. Gross margins in fiscal 2020 were impacted by $0.4 million of purchase accounting adjustments associated with the acquisition of Swiss Tool.

Selling, General and Administrative

	FY21	FY20	$ Change	% Change
SG&A	$106.0	$122.6	$(16.6)	(13.5)%
% of net sales	17.4%	16.8%

SG&A expenses decreased by $16.6 million to $106.0 million for fiscal 2021 compared to fiscal 2020. This decrease was primarily due to $16.5 million of reduced personnel-related costs and $0.1 million of other items.

Other, Net

	FY21	FY20	$ Change	% Change
Other, net	$16.7	$9.8	$6.9	70.7%
% of net sales	2.7%	1.3%

Other operating expenses for fiscal 2021 totaled $16.7 million compared to $9.8 million for fiscal 2020. For fiscal 2021, other operating expenses were comprised of $10.2 million of amortization of intangible assets, $2.9 million of restructuring and consolidation costs, $1.5 million of forensic specialist and remediation costs related to a cyber event, $1.3 million loss on disposal of assets, $0.5 million of bad debt expense, and $0.3 million of other items. For fiscal 2020, other operating expenses were comprised of $9.6 million of amortization of intangible assets, $0.9 million of acquisition costs, and $1.0 million of restructuring costs, partially offset by $1.2 million of gain on disposal of assets and $0.5 million of other income.

Interest Expense, Net

	FY21	FY20	$ Change	% Change
Interest expense	$1.4	$1.9	$(0.5)	(24.1)%
% of net sales	0.2%	0.3%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity” below). Interest expense, net was $1.4 million for fiscal 2021 compared to $1.9 million for fiscal 2020. This included amortization of debt issuance costs of $0.5 million for fiscal 2021 and $0.5 million for fiscal 2020. The decrease in interest expense is a result of the Company having substantially less outstanding debt throughout fiscal 2021 compared to 2020.

Other Non-Operating Expense

	FY21	FY20	$ Change	% Change
Other non-operating expense	$(0.0)	$0.8	$(0.8)	(104.1)%
% of net sales	(0.0)%	0.1%

Other non-operating expense for fiscal 2020 totaled $0.8 million, consisting primarily of $1.0 million associated with loss on foreign exchange partially offset by $0.2 million of other non-operating income.

Income Taxes

	FY21	FY20
Income tax expense	$20.4	$28.1
Effective tax rate with discrete items	18.6%	18.2%
Effective tax rate without discrete items	20.6%	22.1%

Income tax expense for fiscal 2021 was $20.4 million compared to $28.1 million for fiscal 2020. Our effective income tax rate for fiscal 2021 was 18.6% compared to 18.2% for fiscal 2020. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. The effective income tax rate for fiscal 2021 of 18.6% included discrete items of $2.2 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2021 without these discrete items would have been 20.6%. The effective income tax rate for fiscal 2020 of 18.2% includes discrete items of $5.9 million benefit which are comprised substantially of a benefit associated with share-based compensation, tax benefit of other permanent adjustments from filing the Company’s tax returns and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2020 without these discrete items would have been 22.1%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use net sales and gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearing Segment:

	FY21	FY20	$ Change	% Change
Net sales	$294.0	$358.3	$(64.3)	(17.9)%

Gross margin	$118.5	$145.0	$(26.5)	(18.2)%
Gross margin %	40.3%	40.5%

SG&A	$21.6	$26.3	$(4.7)	(17.6)%
% of segment net sales	7.4%	7.3%

Net sales decreased $64.3 million, or 17.9%, for fiscal 2021 compared to fiscal 2020. Total industrial sales were $83.8 million, which increased 3.9% from $80.7 million in fiscal 2020. The increase was driven by energy and certain general industrial markets. Aerospace sales were $210.2 million, down 24.3% from sales of $277.6 million in fiscal 2020. The decrease was driven by reductions in our commercial aerospace OEM and aftermarket business, offset by year over year increases in our defense OEM business.

Gross margin was $118.5 million, or 40.3% of sales, in fiscal 2021 compared to $145.0 million, or 40.5% of sales, for the same period in fiscal 2020. Approximately $1.1 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities impacted gross margin during fiscal 2021.

Roller Bearing Segment:

	FY21	FY20	$ Change	% Change
Net sales	$91.7	$132.6	$(40.9)	(30.9)%

Gross margin	$31.6	$55.5	$(23.9)	(43.1)%
Gross margin %	34.5%	41.9%

SG&A	$4.7	$6.4	$(1.7)	(25.4)%
% of segment net sales	5.2%	4.8%

Net sales decreased $40.9 million, or 30.9%, during fiscal 2021 compared to the same period last year. Total industrial sales were $48.2 million, which were down 21.4% from sales of $61.2 million in fiscal 2020. The decrease in industrial sales was driven primarily by the energy and mining markets. Total aerospace sales were $43.5 million as compared to $71.4 million in fiscal 2020. The 39.1% reduction was driven primarily by reduced air travel and the impact of changes in the build rates of commercial aircraft.

The Roller Bearings segment achieved a gross margin of $31.6 million, or 34.5% of sales, in fiscal 2021 compared to $55.5 million, or 41.9% of sales, in fiscal 2020. Approximately $2.0 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities and $0.3 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic impacted gross margins during fiscal 2021. The remaining decrease in gross margin was due to decreased volume and product mix during the period.

Ball Bearing Segment:

	FY21	FY20	$ Change	% Change
Net sales	$83.7	$74.2	$9.5	12.8%

Gross margin	$37.1	$33.0	$4.1	12.2%
Gross margin %	44.3%	44.5%

SG&A	$5.4	$6.5	$(1.1)	(17.4)%
% of segment net sales	6.4%	8.7%

Net sales increased $9.5 million, or 12.8%, for fiscal 2021 compared to fiscal 2020. Total industrial sales were $55.5 million, which increased 9.2% from sales of $50.8 million in fiscal 2020. The increase in industrial sales was driven primarily by the semiconductor and general industrial markets. Total aerospace sales were $28.2 million, which increased 20.5% from sales of $23.4 million in fiscal 2020. The increase in aerospace sales was driven by strength in the defense OEM market during the year.

Gross margin for the year was $37.1 million, or 44.3% of sales, compared to $33.0 million, or 44.5% of sales, during fiscal 2020. This change resulted from cost efficiencies achieved during the year.

Engineered Products Segment:

	FY21	FY20	$ Change	% Change
Net sales	$139.6	$162.3	$(22.7)	(14.0)%

Gross margin	$46.9	$55.6	$(8.7)	(15.6)%
Gross margin %	33.6%	34.2%

SG&A	$15.4	$17.7	$(2.3)	(13.3)%
% of segment net sales	11.0%	10.9%

Net sales decreased $22.7 million, or 14.0%, in fiscal 2021 compared to the same period last fiscal year. Total industrial sales were $68.4 million, an increase of 4.5% as compared to sales of $65.5 million in fiscal 2020. The increase in sales year over year was driven by growth in the marine market. Total aerospace sales were $71.2 million as compared to $96.8 million in fiscal 2020. The decrease, year over year, was driven by reduced air travel and the impact of changes in production schedules of commercial aircraft.

Gross margin for the year was $46.9 million, or 33.6% of sales compared to $55.6 million or 34.2% of sales during fiscal 2020. Gross margin in fiscal 2021 was impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate:

	FY21	FY20	$ Change	% Change
SG&A	$58.9	$65.7	$(6.8)	(10.4)%
% of total net sales	9.7%	9.0%

Corporate SG&A decreased $6.8 million or 10.4% for fiscal 2021 compared to fiscal 2020. This was due to reductions in personnel-related costs of $8.2 million and other costs of $0.4 million partially offset by increases in share-based compensation expense of $1.1 million and professional fees of $0.7 million.

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

Liquidity

As of April 3, 2021, we had cash and cash equivalents and highly liquid marketable securities of $241.3 million, of which, approximately $13.9 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250.0 million revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement. As of April 3, 2021, $1.1 million in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of April 3, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.5 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246.5 million under the Revolver as of April 3, 2021.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to finance the acquisition of Swiss Tool and provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements. As of April 3, 2021, approximately $0.1 million in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of April 3, 2021, Schaublin was in compliance with all such covenants.

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

As of April 3, 2021, there was approximately $11.7 million outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. These borrowings have been classified as Level 2 of the valuation hierarchy. Schaublin has the ability to borrow up to an additional $15.9 million under the Foreign Revolver as of April 3, 2021.

Schaublin’s required future annual principal payments are approximately $2.1 million for fiscal 2022, $3.2 million for both fiscal 2023 and fiscal 2024 and $3.2 million for fiscal 2025.

Other Notes Payable

On October 1, 2012, Schaublin purchased the land and building that it occupied and had been leasing for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.1 million was paid from cash on hand. The balance on this mortgage as of April 3, 2021 was approximately $5.7 million.

The Company’s required future annual principal payments for the next five years are $0.5 million for each year from fiscal 2022 through fiscal 2026 and $3.2 million thereafter.

Cash Flows

Fiscal 2021 Compared to Fiscal 2020

The following table summarizes our cash flow activities:

	FY21	FY20	$ Change
Net cash provided by (used in):
Operating activities	$152.4	$155.6	$(3.2)
Investing activities	(101.5)	(62.8)	(38.7)
Financing activities	(3.4)	(20.3)	16.9
Effect of exchange rate changes on cash	0.3	0.9	(0.6)
Increase in cash and cash equivalents	$47.8	$73.4	$(25.6)

During fiscal 2021 we generated cash of $152.4 million from operating activities compared to $155.6 million for fiscal 2020. The decrease of $3.2 million for fiscal 2021 was mainly the result of a $36.4 million decrease in net income partially offset by a net change in operating assets and liabilities of $31.1 million and $2.1 million fewer non-cash charges. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash charges were primarily driven by a $2.5 million favorable change related to the disposal of assets, $2.2 million favorable change in consolidation and restructuring charges, an additional $1.1 million in share-based compensation, $0.7 million more depreciation and $0.6 million more amortization of intangible assets. This was partially offset by a $5.0 million decrease in deferred taxes.

The following chart summarizes the favorable change in operating assets and liabilities of $31.1 million for fiscal 2021 versus fiscal 2020 and $29.1 million for fiscal 2020 versus fiscal 2019.

	FY21	FY20
Cash provided by (used in):
Accounts receivable	$15.7	$20.6
Inventory	26.3	12.5
Prepaid expenses and other current assets	3.5	(3.4)
Other noncurrent assets	(7.0)	2.4
Accounts payable	(15.7)	(5.0)
Accrued expenses and other current liabilities	2.6	2.5
Other noncurrent liabilities	5.7	(0.5)
Total change in operating assets and liabilities	$31.1	$29.1

During fiscal 2021, we used $101.5 million for investing activities as compared to $62.8 million for fiscal 2020. This increase in cash used was attributable to the purchase of $100.1 million of highly liquid marketable securities during the current period and $8.2 million fewer proceeds from the sale of assets compared to the prior year when we sold a building in Houston, Texas. This was partially offset by a $25.5 million decrease in capital expenditures, $10.0 million in proceeds received from the sale of marketable securities in the current year, the use of $33.8 million in the prior year for the acquisition of Swiss Tool and a purchase price adjustment in the current year related to the Swiss Tool acquisition of $0.3 million.

During fiscal 2021, we used $3.4 million for financing activities compared to $20.3 million in fiscal 2020. This decrease in cash used was primarily attributable to $38.3 million less payments made on outstanding debt, $0.3 million less financing fees paid in connection with credit facilities, and $5.3 million less treasury stock purchases, partially offset by proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool in the prior year and $2.2 million less exercises of share-based awards

Capital Expenditures

Our capital expenditures in fiscal 2021 were $11.8 million compared to $37.3 million in fiscal 2020. We expect to make capital expenditures of approximately $14.0 million to $16.0 million during fiscal 2022 in connection with our existing business. We funded our fiscal 2021 capital expenditures, and expect to fund fiscal 2022 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Quarterly Results of Operations

	Quarter Ended
	Apr. 3, 2021	Dec. 26, 2020	Sep. 26, 2020	Jun. 27, 2020	Mar. 28, 2020	Dec. 28, 2019	Sep. 28, 2019	Jun. 29, 2019
	(Unaudited) (in thousands, except per share data)
Net sales	$160,295	$145,861	$146,335	$156,493	$185,843	$177,019	$181,909	$182,690
Gross margin	62,469	55,588	56,596	59,453	76,584	70,711	71,114	70,694
Operating income	29,740	26,541	26,363	28,814	43,520	37,466	37,309	38,490
Net income	$24,954	$21,569	$20,421	$22,689	$33,752	$30,515	$31,270	$30,499
Net income per common share:
Basic(1)(2)	$1.00	$0.87	$0.82	$0.92	$1.36	$1.24	$1.27	$1.24
Diluted(1)(2)	$0.99	$0.86	$0.82	$0.91	$1.35	$1.22	$1.26	$1.23

(1)	See Note 2 “Summary of Significant Accounting Policies-Net Income Per Common Share.”

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves and the valuation of options. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 96% of the Company’s revenue was recognized in this manner based on sales for the year ended April 3, 2021 compared to approximately 95% for the year ended March 28, 2020.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 4% of the Company’s revenue was recognized in this manner based on sales for the year ended April 3, 2021 compared to approximately 5% for the year ended March 28, 2020. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended April 3, 2021 and the year ended March 28, 2020. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value up to the value of goodwill. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2021 test was 9.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2021 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 137.4%. The fair value of the reporting units exceeds the carrying value by a minimum of 49.2% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	0.35%	1.82%	2.77%
Expected volatility	41.35%	26.93%	25.16%

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

In fiscal 2021, inflation in the economy as a whole has not significantly affected our operations. We started to experience inflation in our fourth quarter. We purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into long-term agreements with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of several months between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline.

Competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation. Our principal raw materials are stainless and 52100 wire and rod steel (types of high alloy steel), which have historically been readily available. We have never experienced a work stoppage due to a supply shortage. We maintain multiple sources for raw materials including steel and have various supplier agreements. Through sole-source arrangements, supplier agreements and pricing, we have been able to minimize our exposure to fluctuations in raw material prices.

Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We believe that our sources are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials and that in most cases readily available alternative materials can be used for most of our raw materials.

Off-Balance Sheet Arrangements

As of April 3, 2021, we had no significant off-balance sheet arrangements other than $3.5 million of outstanding standby letters of credit, all of which were under the Revolver.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We have exposure to risk associated with interest rates on the Revolver. See “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency, and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 9% of our net sales were impacted by foreign currency fluctuations in fiscal 2021 compared to approximately 9% of our net sales in fiscal 2020. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign-currency-denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of April 3, 2021, we had no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020 and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – Annual impairment evaluation

Description of the Matter

At April 3, 2021, the Company’s goodwill was $277.5 million. As discussed in Notes 2 and 10 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. The estimates of fair value of a reporting unit are determined using an income approach, specifically a discounted cash flow analysis.

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

Stamford, Connecticut

May 21, 2021

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 3, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$151,086	$103,255
Marketable securities	90,249	—
Accounts receivable, net of allowance for doubtful accounts of $1,792 at April 3, 2021 and $1,627 at March 28, 2020	110,472	128,995
Inventory	364,147	367,494
Prepaid expenses and other current assets	12,248	12,262
Total current assets	728,202	612,006
Property, plant and equipment, net	208,264	219,846
Operating lease assets, net	35,664	28,953
Goodwill	277,536	277,776
Intangible assets, net of accumulated amortization of $63,371 at April 3, 2021 and $55,732 at March 28, 2020	154,399	162,747
Other assets	30,195	20,584
Total assets	$1,434,260	$1,321,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,336	$51,038
Accrued expenses and other current liabilities	43,564	40,580
Current operating lease liabilities	5,726	5,708
Current portion of long-term debt	2,612	6,429
Total current liabilities	88,238	103,755
Long-term debt, less current portion	13,495	16,583
Long-term operating lease liabilities	29,982	23,396
Deferred income taxes	17,178	16,560
Other noncurrent liabilities	55,416	43,619
Total liabilities	204,309	203,913
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 in fiscal 2021 and fiscal 2020; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at April 3, 2021 and March 28, 2020, respectively; issued shares: 26,110,320 and 25,881,415 at April 3, 2021 and March 28, 2020, respectively	261	259
Additional paid-in capital	445,073	412,400
Accumulated other comprehensive income	(10,409)	(6,898)
Retained earnings	858,852	769,219
Treasury stock, at cost, 884,701 shares and 838,982 shares at April 3, 2021 and March 28, 2020, respectively	(63,826)	(56,981)
Total stockholders’ equity	1,229,951	1,117,999
Total liabilities and stockholders’ equity	$1,434,260	$1,321,912

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net sales	$608,984	$727,461	$702,516
Cost of sales	374,878	438,358	425,863
Gross margin	234,106	289,103	276,653
Operating expenses:
Selling, general and administrative	106,000	122,565	117,504
Other, net	16,648	9,753	27,114
Total operating expenses	122,648	132,318	144,618
Operating income	111,458	156,785	132,035
Interest expense, net	1,430	1,885	5,173
Other non-operating expense	(31)	761	772
Income before income taxes	110,059	154,139	126,090
Provision for income taxes	20,426	28,103	20,897
Net income	$89,633	$126,036	$105,193
Net income per common share:
Basic	$3.61	$5.12	$4.32
Diluted	$3.58	$5.06	$4.26
Weighted average common shares:
Basic	24,851,344	24,632,637	24,357,684
Diluted	25,048,451	24,922,631	24,716,213

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net income	$89,633	$126,036	$105,193
Pension and postretirement liability adjustments, net of taxes (1)	(4,538)	(861)	332
Foreign currency translation adjustments	1,027	2,719	(5,514)
Total comprehensive income	$86,122	$127,894	$100,011

(1)	These adjustments were net of a tax benefit of $911, tax benefit of $262 and tax expense of $101 in fiscal 2021, 2020 and 2019, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 31, 2018	25,123,694	$251	$339,148	$(2,285)	$536,978	(713,687)	$(39,540)	$834,552
Net income	—	—	—	—	105,193	—	—	105,193
Share-based compensation	—	—	16,087	—	—	—	—	16,087
Repurchase of common stock	—	—	—	—	—	(39,226)	(5,232)	(5,232)
Exercise of equity awards	352,552	5	23,266	—	—	—	—	23,271
Change in net prior service cost and actuarial losses, net of taxes of $101	—	—	—	332	—	—	—	332
Issuance of restricted stock, net of forfeitures	130,950	—	—	—	—	—	—	—
Other	—	—	154	—	—	—	—	154
Impact from adoption of ASU 2014-09	—	—	—	—	(277)	—	—	(277)
Currency translation adjustments	—	—	—	(5,514)	—	—	—	(5,514)
Balance at March 30, 2019	25,607,196	$256	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	968,566
Net income	—	—	—	—	126,036	—	—	126,036
Share-based compensation	—	—	20,150	—	—	—	—	20,150
Repurchase of common stock	—	—	—	—	—	(86,069)	(12,209)	(12,209)
Exercise of equity awards	179,897	3	13,595	—	—	—	—	13,598
Change in net prior service cost and actuarial losses, net of tax benefit of $262	—	—	—	(861)	—	—	—	(861)
Issuance of restricted stock, net of forfeitures	94,322	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	2,719	—	—	—	2,719
Balance at March 28, 2020	25,881,415	$259	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999
Net income	—	—	—	—	89,633	—	—	89,633
Share-based compensation	—	—	21,299	—	—	—	—	21,299
Repurchase of common stock	—	—	—	—	—	(45,719)	(6,845)	(6,845)
Exercise of equity awards	141,767	2	11,374	—	—	—	—	11,376
Change in net prior service cost and actuarial losses, net of tax benefit of $911	—	—	—	(4,538)	—	—	—	(4,538)
Issuance of restricted stock, net of forfeitures	87,138	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,027	—	—	—	1,027
Balance at April 3, 2021	26,110,320	$261	$445,073	$(10,409)	$858,852	(884,701)	$(63,826)	$1,229,951

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$89,633	$126,036	$105,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,527	21,808	19,992
Deferred income taxes	1,509	6,502	(4,904)
Amortization of intangible assets	10,217	9,612	9,666
Amortization of deferred financing costs	472	506	921
Consolidation and restructuring charges	2,510	358	16,906
Loss on extinguishment of debt	—	—	987
Stock-based compensation	21,299	20,150	16,087
Loss/(gain) on disposition of assets	1,314	(1,227)	853
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,969	3,305	(17,307)
Inventory	905	(25,371)	(37,841)
Prepaid expenses and other current assets	(353)	(3,878)	(506)
Other noncurrent assets	(10,904)	(3,946)	(6,331)
Accounts payable	(14,836)	837	5,881
Accrued expenses and other current liabilities	2,573	(14)	(2,475)
Other noncurrent liabilities	6,618	943	1,425
Net cash provided by operating activities	152,453	155,621	108,547
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,772)	(37,297)	(41,346)
Acquisition of businesses, net of cash acquired	245	(33,842)	—
Purchase of marketable securities	(100,075)	—	—
Proceeds from sale of marketable securities	10,020	—	—
Proceeds from sale of assets	58	8,354	1,920
Proceeds from sale of business	—	—	22,284
Net cash used in investing activities	(101,524)	(62,785)	(17,142)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	9,435	149,250
Proceeds from term loans	—	15,383	—
Repayments of revolving credit facilities	(3,028)	(45,821)	(110,500)
Repayments of term loans	(4,362)	—	(168,750)
Finance fees paid in connection with credit facilities	—	(276)	(852)
Payments of notes payable	(504)	(477)	(471)
Repurchase of common stock	(6,845)	(12,209)	(5,232)
Exercise of stock options	11,376	13,598	23,271
Net cash used in financing activities	(3,363)	(20,367)	(113,284)

Effect of exchange rate changes on cash	265	902	(2,400)
Cash and cash equivalents:
Increase/(decrease) during the year	47,831	73,371	(24,279)
Cash and cash equivalents, at beginning of year	103,255	29,884	54,163
Cash and cash equivalents, at end of year	$151,086	$103,255	$29,884

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$16,692	$27,071	$22,141
Interest	1,080	1,288	4,228

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings and products, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 16 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 43 facilities in seven countries, of which 31 are manufacturing facilities.

The Company operates in four reportable business segments—roller bearings, plain bearings, ball bearings and engineered products—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 7% of the Company’s net sales in fiscal 2021 and no more than 9% of net sales in fiscal 2020 or fiscal 2019. The Company’s segments are further discussed in Note 19 “Reportable Segments.”

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Nice Bearings, Inc. (“Nice”), RBC Precision Products - Bremen, Inc. (“Bremen (MBC)”), RBC Precision Products - Plymouth, Inc. (“Plymouth”), RBC Lubron Bearing Systems, Inc. (“Lubron”), RBC Oklahoma, Inc. (“RBC Oklahoma”), RBC Aircraft Products, Inc. (“API”), RBC Southwest Products, Inc. (“SWP”), All Power Manufacturing Co. (“All Power”), RBC Aerostructures LLC (“AeroS”), Western Precision Aero LLC (“WPA”), Climax Metal Products Company (“CMP”), RBC Turbine Components LLC (“TCI”), Sonic Industries, Inc. (“Sonic”), Sargent Aerospace and Defense LLC (“Sargent”), Airtomic LLC (“Airtomic”), Schaublin Holding S.A. and its wholly-owned subsidiaries Schaublin SA, RBC Bearings Polska sp. Z.o.o., RBC France SAS, Vianel Holding AG, Beck Bühler Mutschler Capital AG, Bär und Mettler AG, MBM Monstein Bär Mettler Modulare Werkzeugsysteme AG, Swiss Tool Systems AG and Schaublin GmbH (“Schaublin”), RBC de Mexico S DE RL DE CV (“Mexico”), RBC Bearings U.K. Limited, Allpower de Mexico S DE RL DE CV (“Tecate”) and RBC Bearings Canada, Inc. Divisions of RBCA include: RBC Corporate, RBC E-Shop, RBC Aerospace sales office and warehouse, Transport Dynamics (“TDC”), Heim (“Heim Bearings Company”), Engineered Components (“ECD”), RBC Aerocomponents (“AeroC”), PIC Design (“PIC Design”), RBC Hartsville, RBC West Trenton, RBC Bishopsville, RBC Eastern Distribution Center, Shanghai Representative office of Roller Bearing Company of America, Inc. (“RBC Shanghai”) and RBC Grand Prarie TX location. U.S. Bearings (“USB”) is a division of SWP and Schaublin USA is a division of Nice. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2021 contained 53 weeks and fiscal years 2020 and 2019 each contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves and the valuation of options.

Revenue Recognition

A contract with a customer exists when there is commitment and approval from both parties involved, the rights of the parties are identified, payment terms are defined, the contract has commercial substance, and collectability of consideration is probable. The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. Long-term agreements (LTAs) are used by the Company and certain of its customers to reduce their supply uncertainty for a period of time, typically multiple years. While these LTAs define commercial terms including pricing, termination rights and other contractual requirements, they do not represent the contract with the customer for revenue recognition purposes.

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

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 96%, 95% and 94% of the Company’s revenue was recognized in this manner based on sales for the years ended April 3, 2021, March 28, 2020 and March 30, 2019, respectively.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 4%, 5% and 6% of the Company’s revenue was recognized in this manner based on sales for the years ended April 3, 2021, March 28, 2020 and March 30, 2019, respectively. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the years ended April 3, 2021, March 28, 2020 and March 30, 2019, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

At April 3, 2021, the Company held $90,249 of short-term marketable securities comprised of mutual funds as part of the Company’s investment strategy. These investments are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy. These mutual funds can be liquidated at the Company’s discretion. They are held for investment and are not considered debt securities. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we strive to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin.

Accounts Receivable, Net and Concentration of Credit Risk

Accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company uses an expected credit loss model to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses considers historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics are grouped together when estimating expected credit losses. The Company will write-off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 7% of accounts receivables at April 3, 2021 and 7% at March 28, 2020.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment, is provided for by the straight-line method over the estimated useful lives of the respective assets. Depreciation of assets is reported within depreciation and amortization. Expenditures for normal maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property, plant and equipment are as follows:

Buildings and improvements	20-30 years
Machinery and equipment	3-15 years
Leasehold improvements	Shorter of the term of lease or estimated useful life

Leases

The Company adopted ASC 842, Leases, on March 31, 2019. The Company has elected not to apply the recognition requirements to short-term leases, and recognizes lease payments in the income statement on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred. The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases; an entity need not reassess the lease classification for any expired or existing leases; and an entity need not reassess initial direct costs for any existing leases. The Company has also elected the practical expedient that permits the inclusion of lease and nonlease components as a single component and accounts for it as a lease; this election has been made for all asset classes. We also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases, which resulted in the extension of lease terms for certain existing leases.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value up to the value of goodwill. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2021 test was 9.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2021 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 137.4%. The fair value of the reporting units exceeds the carrying value by a minimum of 49.2% at each of the four reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the lives of the related credit agreements.

Contract Liabilities (Deferred Revenue)

The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. Contract liabilities are included within accrued expenses and other current liabilities or other noncurrent liabilities on the consolidated balance sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer.

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

Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the vesting or exercise of stock awards.

The table below reflects the calculation of weighted-average shares outstanding for each year presented as well as the computation of basic and diluted net income per common share:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net income	$89,633	$126,036	$105,193
Denominator:
Denominator for basic net income per common share—weighted-average shares	24,851,344	24,632,637	24,357,684
Effect of dilution due to employee stock options	197,107	289,994	358,529
Denominator for diluted net income per common share—adjusted weighted-average shares	25,048,451	24,922,631	24,716,213
Basic net income per common share	$3.61	$5.12	$4.32
Diluted net income per common share	$3.58	$5.06	$4.26

At April 3, 2021, 457,324 employee stock options and 35,780 restricted shares have been excluded from the calculation of diluted earnings per share. At March 28, 2020, 350,540 employee stock options and 1,350 restricted shares have been excluded from the calculation of diluted earnings per share. At March 30, 2019, 256,990 employee stock options and 1,500 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at March 28, 2020	$(582)	$(6,316)	$(6,898)
Amounts recorded in/ reclassified from accumulated other comprehensive loss	—	(4,538)	(4,538)
Net current period other comprehensive income	1,027	(4,538)	(3,511)
Balance at April 3, 2021	$445	$(10,854)	$(10,409)

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the years ended April 3, 2021, March 28, 2020 and March 30, 2019 are as follows:

Principal End Markets:

	For the Fiscal Year Ended
	April 3, 2021
	Aerospace	Industrial	Total
Plain	$210,166	$83,824	$293,990
Roller	43,488	48,169	91,657
Ball	28,254	55,450	83,704
Engineered Products	71,173	68,460	139,633
	$353,081	$255,903	$608,984

	For the Fiscal Year Ended
	March 28, 2020
	Aerospace	Industrial	Total
Plain	$277,601	$80,690	$358,291
Roller	71,386	61,256	132,642
Ball	23,453	50,778	74,231
Engineered Products	96,806	65,491	162,297
	$469,246	$258,215	$727,461

	For the Fiscal Year Ended
	March 30, 2019
	Aerospace	Industrial	Total
Plain	$238,259	$84,992	$323,251
Roller	70,682	73,150	143,832
Ball	21,621	50,686	72,307
Engineered Products	100,571	62,555	163,126
	$431,133	$271,383	$702,516

In addition to disaggregating revenue by segment and principal end markets, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Refer to Note 2 – “Summary of Significant Accounting Policies – Revenue Recognition” for further details.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $265,021 at April 3, 2021. The Company expects to recognize revenue on approximately 60% and 83% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of April 3, 2021 and March 28, 2020, current contract assets were $5,584 and $2,604, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of April 3, 2021 and March 28, 2020, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets. There were no impairment losses related to the Company’s contract assets during the year ended April 3, 2021.

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

As of April 3, 2021 and March 28, 2020, current contract liabilities were $16,998 and $11,116, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the year ended April 3, 2021, the Company recognized revenues of $10,355 that were included in the contract liability balance as of March 28, 2020. For the year ended March 28, 2020, the Company recognized revenues of $7,849 that were included in the contract liability balance at March 30, 2019.

As of April 3, 2021 and March 28, 2020, noncurrent contract liabilities were $3,754 and $2,427, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Accounts Receivable - As of April 3, 2021 and March 28, 2020, accounts receivable with customers, net, were $110,472 and $128,995, respectively.

4. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 3, 2021	$1,627	$480	$(86)	$(229)	$1,792
March 28, 2020	1,430	263	13	(79)	1,627
March 30, 2019	1,326	203	(85)	(14)	1,430

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

5. Inventory

Inventories are summarized below:

	April 3, 2021	March 28, 2020
Raw materials	$57,764	$51,362
Work in process	86,183	97,286
Finished goods	220,200	218,846
	$364,147	$367,494

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 3, 2021	March 28, 2020
Land	$17,658	$17,621
Buildings and improvements	90,668	90,834
Machinery and equipment	322,949	321,580
	431,275	430,035
Less: accumulated depreciation and amortization	(223,011)	(210,189)
	$208,264	$219,846

7. Leases

The Company enters into operating leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2021 to March 2038, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

Operating Leases:	April 3, 2021	March 28, 2020
Lease assets:
Operating lease assets, net	$35,664	$28,953

Lease liabilities:
Current operating lease liabilities	5,726	5,708
Long-term operating lease liabilities	29,982	23,396
Total operating lease liabilities	$35,708	$29,104

The Company did not have any finance leases as of April 3, 2021 or March 28, 2020. Cash paid included in the measurement of lease liabilities was $6,869 and $5,771 for the twelve-month periods ended April 3, 2021 and March 28, 2020, respectively. Lease assets obtained in exchange for new operating lease liabilities were $1,637 and $5,586 for the twelve-month periods ended April 3, 2021 and March 28, 2020, respectively. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $11,110 for the twelve-month period ended April 3, 2021 and were immaterial for the twelve-month period ended March 28, 2020.

Total operating lease expense was $7,647, $7,079 and $7,172 for the twelve-month periods ended April 3, 2021, March 28, 2020 and March 30, 2019, respectively. Short-term and variable lease expense were immaterial.

Future undiscounted lease payments for the remaining lease terms as of April 3, 2021, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$5,841
One to two years	5,267
Two to three years	3,921
Three to four years	3,724
Four to five years	3,360
Thereafter	21,286
Total future undiscounted lease payments	43,399
Less: imputed interest	(7,691)
Total operating lease liabilities	$35,708

The weighted-average remaining lease term on April 3, 2021 for our operating leases is 11.4 years. The weighted-average discount rate on April 3, 2021 for our operating leases is 4.0%.

8. Acquisition

On August 15, 2019, the Company, through its Schaublin SA subsidiary, acquired all of the outstanding shares of Swiss Tool for a purchase price of approximately $33,597 (CHF 32,768). We have finalized the purchase price allocation with no material adjustments subsequent to March 28, 2020.

9. Restructuring and Consolidation

Throughout fiscal 2021, the Company consolidated certain manufacturing facilities to increase efficiencies of our operations. This resulted in $7,247 of restructuring charges incurred during the year, including $3,071 of inventory rationalization costs included within cost of sales, $1,994 of which were attributable to the Roller segment and $1,077 of which were attributable to the Plain segment. The restructuring charges also included $1,314 of fixed asset disposals included within other operating costs, a $138 lease impairment charge, $681 of personnel-related costs and $2,043 of other items. Of these $4,176 of other operating costs, $1,595 are related to the Plain segment, $823 are related to the Roller segment, $21 are related to the Ball segment, $1,120 are related to the Engineered Products segment and $617 are Corporate costs. The Company secured operating lease assets obtained in exchange for new operating lease liabilities of $7,662 as part of this restructuring. The Company anticipates additional costs associated with these consolidation efforts of $250 to $500 to be incurred in the first quarter of fiscal 2022.

10. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Roller	Plain	Ball	Engineered Products	Total
March 28, 2020	$16,007	$79,597	$5,623	$176,549	$277,776
Acquisition (1)	—	—	—	(383)	(383)
Translation adjustments	—	—	—	143	143
April 3, 2021	$16,007	$79,597	$5,623	$176,309	$277,536

(1)	Includes a reduction of goodwill recognized due to opening balance sheet adjustments made during the measurement period of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019.

Intangible Assets

		April 3, 2021		March 28, 2020
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$14,691	$50,878	$12,597
Customer relationships and lists	23	109,762	28,253	109,645	23,557
Trade names	10	16,333	10,392	16,330	8,906
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	11,612	6,211	11,553	6,045
Domain names	10	437	437	437	437
Other	3	3,745	2,665	4,633	3,468
		193,489	63,371	194,198	55,732
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	21	$217,770	$63,371	$218,479	$55,732

Amortization expense for definite-lived intangible assets during fiscal years 2021, 2020 and 2019 was $10,217, $9,612 and $9,666, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2022	$9,658
2023	9,462
2024	9,332
2025	9,245
2026	7,112
2027 and thereafter	85,309

11. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 3, 2021	March 28, 2020
Employee compensation and related benefits	$11,846	$16,275
Taxes	2,896	2,751
Contract Liabilities	16,998	11,116
Workers compensation and insurance	2,915	3,500
Legal	380	250
Other	8,529	6,688
	$43,564	$40,580

12. Debt

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250,000 revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit Agreement. As of April 3, 2021, $1,121 in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of April 3, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guarantee are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,550 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246,450 under the Revolver as of April 3, 2021.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, which is discussed in further detail in Note 8, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements. As of April 3, 2021, approximately $95 in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of April 3, 2021, Schaublin was in compliance with all such covenants.

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

As of April 3, 2021, there was approximately $11,657 outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $15,896 under the Foreign Revolver as of April 3, 2021.

Schaublin’s required future annual principal payments are approximately $2,119 for fiscal 2022, $3,179 for both fiscal 2023 and fiscal 2024 and $3,180 for fiscal 2025.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of April 3, 2021 was approximately $5,666 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future annual principal payments are approximately $493 for each year from fiscal 2022 through fiscal 2026 and $3,201 thereafter.

The balances payable under all borrowing facilities are as follows:

	April 3, 2021	March 28, 2020
Revolver and term loan facilities	$11,657	$18,593
Debt issuance cost	(1,216)	(1,687)
Other	5,666	6,106
Total debt	16,107	23,012
Less: current portion	2,612	6,429
Long-term debt	$13,495	$16,583

The current portion of long-term debt as of April 3, 2021 includes the current portion of the Foreign Term Loan and the Schaublin mortgage. The current portion of long-term debt as of March 28, 2020 includes the current portion of the Foreign Term Loan, Foreign Revolver and the Schaublin mortgage.

13. Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	April 3, 2021	March 28, 2020
Other postretirement benefits	$7,807	$2,485
Noncurrent income tax liability	18,658	19,936
Deferred compensation	25,189	18,275
Contract liabilities	3,754	2,427
Other	8	496
	$55,416	$43,619

14. Employee Benefit Plans

At April 3, 2021, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Plymouth subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments. As of April 3, 2021 and March 28, 2020, plan assets were $27,238 and $26,381, respectively.

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation. At April 3, 2021 and March 28, 2020, the projected benefit obligation was $25,380 and $25,260, respectively.

The discount rates used in determining the funded status as of April 3, 2021 and March 28, 2020 were 2.70% and 2.80%, respectively.

The funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at April 3, 2021 and March 28, 2020 were $1,858 and $1,121, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Net periodic benefit cost for fiscal years 2021, 2020 and 2019 was $529, $276 and $506, respectively. The discount rate used to determine net periodic benefit cost for fiscal years 2021, 2020 and 2019 was 2.80%, 3.50% and 3.70%, respectively.

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 136 and 32 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at April 3, 2021 were $5,250. For fiscal years 2021, 2020 and 2019, net periodic benefit cost for these plans was $1,123, $1,101 and $887, respectively.

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $2,162, $2,212 and $1,889 in fiscal 2021, 2020 and 2019, respectively.

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. When the SERP was initially adopted in 1996, it allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified to allow eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. As of April 3, 2021 and March 28, 2020, the SERP assets were $27,856 and $18,944, respectively, and are included within other assets on the consolidated balance sheets. As of April 3, 2021 and March 28, 2020, the SERP liabilities were $24,178 and $16,141, respectively, and are included within accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheets.

The Company, for the benefit of employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $2,646 and $2,661 at April 3, 2021 and March 28, 2020, respectively. Of these amounts, $174 and $176 are considered current and are included within accrued expenses and other current liabilities on the consolidated balance sheets as of April 3, 2021 and March 28, 2020, respectively. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets.

15. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Domestic	$105,434	$148,154	$115,747
Foreign	4,625	5,985	10,343
Total income before income taxes	$110,059	$154,139	$126,090

The provision for income taxes consists of the following:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Current tax expense:
Federal	$15,171	$16,370	$18,200
State	1,100	2,578	2,908
Foreign	2,646	2,653	4,693
	18,917	21,601	25,801
Deferred tax expense:
Federal	336	6,210	(4,111)
State	1,210	1,076	(756)
Foreign	(37)	(784)	(37)
	1,509	6,502	(4,904)
Total income taxes	$20,426	$28,103	$20,897

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Income taxes using U.S. federal statutory rate	$23,113	$32,369	$26,479
State income taxes, net of federal benefit	2,083	2,851	1,714
Revaluation of deferred tax liabilities due to federal rate change	—	—	282
Stock-based compensation	(2,056)	(3,834)	(5,155)
Foreign rate differential	1,638	613	2,484
Transition tax	—	135	(161)
Research and development credits	(1,258)	(1,737)	(1,765)
Company-owned life insurance	(1,173)	334	(13)
Foreign derived intangible income (FDII)	(1,088)	(1,569)	(1,772)
U.S. unrecognized tax positions	4	(146)	(951)
Other - net	(837)	(913)	(245)
	$20,426	$28,103	$20,897

Net deferred tax assets (liabilities) are comprised of the following:

	April 3, 2021	March 28, 2020
Deferred tax assets:
Pension and postretirement benefits	$1,021	$591
Employee compensation accruals	7,080	4,886
Inventory	9,269	9,479
Operating lease liabilities	8,527	7,252
Stock compensation	6,132	5,289
Tax loss and credit carryforwards	10,942	9,726
State tax	1,441	1,460
Total gross deferred tax assets	44,412	38,683
Valuation allowance	(6,292)	(4,250)
Total deferred tax assets	$38,120	$34,433
Deferred tax liabilities:
Property, plant and equipment	$(20,744)	$(21,029)
Pension	—	(262)
Operating lease assets	(8,492)	(7,218)
Other	(505)	(603)
Intangible assets	(25,557)	(21,881)
Total deferred tax liabilities	$(55,298)	$(50,993)

Total net deferred liabilities	$(17,178)	$(16,560)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended April 3, 2021 the valuation allowance increased by $2,042, which pertained to an increase of U.S. federal and state credits. For the Company’s fiscal year ended March 28, 2020 the valuation allowance increased by $607, which pertained to an increase of U.S. federal and state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At April 3, 2021, the Company had state net operating loss carryovers in different jurisdictions at varying amounts up to $7,332, which expire at various dates through 2036. At April 3, 2021, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts up to $1,377 which will expire at various dates through fiscal 2026. At April 3, 2021, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $7,364 which will expire at various dates through 2036. At April 3, 2021, the Company had foreign credits in different jurisdictions at varying amounts up to $936 which will expire at various dates through 2037.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. and foreign taxes at April 3, 2021 on approximately $27,349 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. Due to the inherent complexity of the multinational tax environment in which the company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended April 3, 2021 and March 28, 2020 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 3, 2021	March 28, 2020	March 30, 2019
Balance, beginning of year	$14,212	$13,479	$11,935
Gross increases (decreases) – tax positions taken during a prior period	(166)	123	624
Gross increases – tax positions taken during the current period	2,016	1,702	2,697
Reductions due to lapse of the applicable statute of limitations	(1,445)	(1,092)	(1,777)
Balance, end of year	$14,617	$14,212	$13,479

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized expense of $86, $213 and $45 of interest and penalties on its statement of operations for the fiscal years ended April 3, 2021, March 28, 2020 and March 30, 2019, respectively. The Company had approximately $1,492 and $1,406 of accrued interest and penalties at April 3, 2021 and March 28, 2020, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 2, 2022 due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1,513.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2018.

16. Stockholders’ Equity

Long-Term Equity Incentive Plans

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

Stock Options. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2013 Long-Term Incentive Plan, any incentive stock option must be exercised within seven years of the date of grant. Under the 2017 Long-Term Incentive Plan, any incentive stock option must be exercised within seven years of the date of grant. Under both Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. There were 237,228 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 113,734 of which were exercisable. There were 458,174 outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan, 89,575 of which were exercisable.

Restricted Stock. Under the 2013 and 2017 Long-Term Incentive Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 Long-Term Incentive Plan, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed 50% of the total authorized number of shares under the Plan. As of April 3, 2021, there were 63,459 and 183,391 shares of restricted stock outstanding under the 2013 and 2017 Long-Term Incentive Plans, respectively.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plan. Under the 2013 and 2017 Long-Term Incentive Plans, the exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the 2013 or 2017 Long-Term Incentive Plans as of April 3, 2021.

Performance Awards. The Compensation Committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. There were no performance awards issued or outstanding under the 2013 or 2017 Long-Term Incentive Plans as of April 3, 2021.

Amendment and Termination of the Plans. The Board may amend or terminate the 2013 and 2017 Long-Term Incentive Plans at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. Subject to the provisions of an Award Agreement, which may be more restrictive, no termination of the Plan shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives theretofore granted under the Plan.

A summary of the status of the Company’s stock options outstanding as of April 3, 2021 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 28, 2020	713,911	$111.41	4.5	$9,270
Awarded	137,210	145.59
Exercised	(141,767)	80.24
Forfeitures	(13,952)	124.90
Outstanding, April 3, 2021	695,402	$124.24	4.4	$51,391

Exercisable, April 3, 2021	203,309	$110.77	3.6	$17,763

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	0.35%	1.82%	2.77%
Expected volatility	41.35%	26.93%	25.16%

The weighted average fair value per share of options granted was $52.78 in fiscal 2021, $39.34 in fiscal 2020 and $37.02 in fiscal 2019.

The Company recorded $4,494 (net of taxes of $1,351) in compensation in fiscal 2021 related to option awards. As of April 3, 2021, there was $15,079 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.3 years. The total intrinsic value of options exercised in fiscal 2021, 2020 and 2019 was $12,726, $15,273 and $26,060, respectively.

Of the total awards outstanding at April 3, 2021, 687,092 are either fully vested or are expected to vest. These shares have a weighted average exercise price of $124.06, an intrinsic value of $50,897 and a weighted average contractual term of 4.4 years.

A summary of the status of the Company’s restricted stock outstanding as of April 3, 2021 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 28, 2020	288,710	$125.54
Granted	94,205	153.70
Vested	(128,998)	117.34
Forfeitures	(7,067)	131.72
Non-vested, April 3, 2021	246,850	$140.39

The weighted average fair value per share of restricted stock awards granted was $153.70 in fiscal 2021, $145.72 in fiscal 2020 and $133.05 in fiscal 2019.

The Company recorded $11,881 (net of taxes of $3,573) in compensation in fiscal 2021 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2021, 2020, and 2019 was $19,470, $19,916 and $15,819, respectively. Unrecognized expense for restricted stock was $24,848 at April 3, 2021. This cost is expected to be recognized over a weighted average period of approximately 2.7 years.

17. Commitments and Contingencies

As of April 3, 2021, approximately 8.2% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2021, 2020 and 2019, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2022 or 2023.

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

18. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Plant consolidation and restructuring costs	$2,862	$1,087	$16,906
Acquisition costs	—	901	—
Provision for doubtful accounts	480	263	203
Amortization of intangibles	10,217	9,612	9,666
Loss (gain) on disposal of assets	1,314	(1,227)	853
Other expense (income)	1,775	(883)	(514)
	$16,648	$9,753	$27,114

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

The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.” Segment performance is evaluated based on segment net sales and gross margin. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net External Sales
Plain	$293,990	$358,291	$323,251
Roller	91,657	132,642	143,832
Ball	83,704	74,231	72,307
Engineered Products	139,633	162,297	163,126
	$608,984	$727,461	$702,516
Gross Margin
Plain	$118,535	$144,958	$129,297
Roller	31,616	55,519	61,559
Ball	37,058	33,041	29,846
Engineered Products	46,897	55,585	55,951
	$234,106	$289,103	$276,653
Selling, General and Administrative Expenses
Plain	$21,630	$26,256	$25,617
Roller	4,744	6,359	6,266
Ball	5,354	6,481	6,428
Engineered Products	15,388	17,739	19,664
Corporate	58,884	65,730	59,529
	$106,000	$122,565	$117,504
Operating Income
Plain	$92,080	$115,028	$100,048
Roller	26,048	48,615	55,148
Ball	31,592	26,454	23,222
Engineered Products	25,593	32,266	16,183
Corporate	(63,855)	(65,578)	(62,566)
	$111,458	$156,785	$132,035
Total Assets
Plain	$415,222	$423,925	$393,014
Roller	152,323	179,711	166,733
Ball	68,126	70,138	66,443
Engineered Products	513,962	504,649	458,058
Corporate	284,627	143,489	63,119
	$1,434,260	$1,321,912	$1,147,367

Capital Expenditures
Plain	$4,530	$13,695	$13,185
Roller	2,099	6,362	5,328
Ball	1,375	2,420	3,276
Engineered Products	3,619	14,645	18,715
Corporate	149	175	842
	$11,772	$37,297	$41,346
Depreciation & Amortization
Plain	$10,518	$10,230	$9,849
Roller	4,161	4,339	4,029
Ball	2,351	2,199	1,971
Engineered Products	12,484	11,442	10,412
Corporate	3,230	3,210	3,397
	$32,744	$31,420	$29,658
Geographic External Sales
Domestic	$546,018	$651,381	$633,381
Foreign	62,966	76,080	69,135
	$608,984	$727,461	$702,516

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Geographic Long-Lived Assets
Domestic	$188,366	$190,215	$165,533
Foreign	55,562	58,584	42,362
	$243,928	$248,799	$207,895
Intersegment Sales
Plain	$5,547	$6,687	$6,292
Roller	8,812	15,579	14,650
Ball	2,554	2,947	3,363
Engineered Products	32,687	44,964	38,948
	$49,600	$70,177	$63,253

The net loss of $16,544 related to the sale of the Miami division during fiscal 2019 was included within the Engineered Products segment and was recognized within other, net on the consolidated statements of operations. All intersegment sales are eliminated in consolidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 3, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2021 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 3, 2021.

The effectiveness of our internal control over financial reporting as of April 3, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 21, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 3, 2021 and the related notes and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 21, 2021

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Audit Committee *

Alan B. Levine, Chairman

Michael H. Ambrose

Edward D. Stewart

Compensation Committee

Richard R. Crowell, Chairman

Alan B. Levine

Dolores J. Ennico

Nominating and Governance Committee

Edward D. Stewart

Dr. Steven H. Kaplan

*	At least one member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 3, 2021 and which is incorporated herein by reference.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.2	Description of Capital Stock (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q dated November 1, 2019).
10.1	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.2	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.3	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.4	Credit Agreement, dated April 24, 2015, among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated April 24, 2015).
10.5	Guarantee, dated April 24, 2015, by and between RBC Bearings Incorporated, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated April 24, 2015).
10.6	Security Agreement, dated April 24, 2015 by and between Roller Bearing Company of America, Inc., RBC Bearing Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).
10.7	Pledge Agreement, dated April 24, 2015, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Creditors (filed as Exhibit 10.4 to Current Report on Form 8-K dated April 24, 2015).
10.8	Amendment No. 1 to Credit Agreement, dated as of January 31, 2019, among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 5, 2019).

10.9	Restated and Amended Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8 K dated June 7, 2017).
10.10	Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated June 7, 2017).
10.11	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.12	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (Principal Executive Officer and Chairman)
Date: May 21, 2021

/s/ Daniel A. Bergeron Daniel A. Bergeron	Chief Operating Officer
Date: May 21, 2021

/s/ Robert M. Sullivan Robert M. Sullivan	Chief Financial Officer (Principal Financial Officer)
Date: May 21, 2021

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 21, 2021

/s/ Alan B. Levine Alan B. Levine	Director
Date: May 21, 2021

/s/ Dolores J. Ennico Dolores J. Ennico	Director
Date: May 21, 2021

/s/ Edward D. Stewart Edward D. Stewart	Director
Date: May 21, 2021

/s/ Dr. Steven H. Kaplan Dr. Steven H. Kaplan	Director
Date: May 21, 2021

/s/ Michael H. Ambrose Michael H. Ambrose	Director
Date: May 21, 2021