Form 10-Q
period 2021-07-03
RBC Bearings INC
filed 2021-08-05
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

As of July 30, 2021, RBC Bearings Incorporated had 25,420,756 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	July 3, 2021	April 3, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,771	$151,086
Marketable securities	120,320	90,249
Accounts receivable, net of allowance for doubtful accounts of $1,872 at July 3, 2021 and $1,792 at April 3, 2021	105,756	110,472
Inventory	369,854	364,147
Prepaid expenses and other current assets	14,423	12,248
Total current assets	786,124	728,202
Property, plant and equipment, net	206,276	208,264
Operating lease assets, net	34,671	35,664
Goodwill	277,930	277,536
Intangible assets, net	153,756	154,399
Other assets	31,842	30,195
Total assets	$1,490,599	$1,434,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,687	$36,336
Accrued expenses and other current liabilities	46,724	43,564
Current operating lease liabilities	5,586	5,726
Current portion of long-term debt	505	2,612
Total current liabilities	95,502	88,238
Long-term debt, less current portion	10,249	13,495
Long-term operating lease liabilities	29,142	29,982
Deferred income taxes	17,956	17,178
Other noncurrent liabilities	63,374	55,416
Total liabilities	216,223	204,309

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at July 3, 2021 and April 3, 2021, respectively; none issued or outstanding	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at July 3, 2021 and April 3, 2021, respectively; issued shares: 26,336,894 and 26,110,320 at July 3, 2021 and April 3, 2021, respectively	263	261
Additional paid-in capital	467,524	445,073
Accumulated other comprehensive loss	(8,172)	(10,409)
Retained earnings	884,851	858,852
Treasury stock, at cost, 916,273 shares and 884,701 shares at July 3, 2021 and April 3, 2021, respectively	(70,090)	(63,826)
Total stockholders’ equity	1,274,376	1,229,951
Total liabilities and stockholders’ equity	$1,490,599	$1,434,260

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net sales	$156,205	$156,493
Cost of sales	92,432	97,040
Gross margin	63,773	59,453
Operating expenses:
Selling, general and administrative	29,802	26,829
Other, net	3,248	3,810
Total operating expenses	33,050	30,639
Operating income	30,723	28,814
Interest expense, net	319	425
Other non-operating (income)/expense	(465)	42
Income before income taxes	30,869	28,347
Provision for income taxes	4,870	5,658
Net income	$25,999	$22,689

Net income per common share:
Basic	$1.04	$0.92
Diluted	$1.03	$0.91

Weighted average common shares:
Basic	25,021,063	24,763,903
Diluted	25,308,723	24,933,941

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net income	$25,999	$22,689
Pension and postretirement liability adjustments, net of taxes (1)	318	260
Foreign currency translation adjustments	1,919	409
Total comprehensive income	$28,236	$23,358

(1)	These adjustments were net of tax expense of $83 and $79 for the three-month periods ended July 3, 2021 and June 27, 2020, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$261	$445,073	$(10,409)	$858,852	(884,701)	$(63,826)	$1,229,951
Net income	—	—	—	—	25,999	—	—	25,999
Share-based compensation	—	—	5,772	—	—	—	—	5,772
Repurchase of common stock	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	318	—	—	—	318
Issuance of restricted stock	91,056	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	$467,524	$(8,172)	$884,851	(916,273)	$(70,090)	$1,274,376

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$25,999	$22,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,628	5,892
Deferred income taxes	725	2,865
Amortization of intangible assets	2,584	2,504
Amortization of deferred financing costs	106	141
Share-based compensation	5,772	5,438
Loss/(gain) on disposition of assets	13	3
Consolidation, restructuring and other non-cash charges	467	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,890	15,848
Inventory	(4,879)	(3,294)
Prepaid expenses and other current assets	(2,201)	1,240
Other non-current assets	(2,003)	(4,678)
Accounts payable	6,285	739
Accrued expenses and other current liabilities	2,899	(4,180)
Other non-current liabilities	7,008	3,152
Net cash provided by operating activities	53,293	48,359

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,367)	(3,875)
Proceeds from sale of assets	5	5
Purchase of marketable securities	(29,949)	-
Acquisition of business	-	245
Net cash used in investing activities	(33,311)	(3,625)

Cash flows from financing activities:
Repayments of term loan	(5,753)	-
Repayments of notes payable	(128)	(122)
Exercise of stock options	16,681	231
Repurchase of common stock	(6,264)	(4,391)
Net cash provided by/(used in) financing activities	4,536	(4,282)

Effect of exchange rate changes on cash	167	(92)

Cash and cash equivalents:
Increase during the period	24,685	40,360
Cash, at beginning of period	151,086	103,255
Cash, at end of period	$175,771	$143,615

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$606	$899
Interest	216	267

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2021. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended July 3, 2021 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2022. The three-month periods ended July 3, 2021 and June 27, 2020 each include 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended April 3, 2021. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of this standard update is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU also attempts to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU effective April 4, 2021 and the impact of adoption was not material to the Company’s financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after April 2, 2022 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three-month periods ended July 3, 2021 and June 27, 2020 are as follows:

Principal End Markets

	Three Months Ended
	July 3, 2021			June 27, 2020
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$48,968	$24,353	$73,321	$59,352	$19,523	$78,875
Roller	8,787	16,460	25,247	13,230	9,670	22,900
Ball	7,210	15,918	23,128	7,022	11,818	18,840
Engineered Products	15,928	18,581	34,509	19,378	16,500	35,878
	$80,893	$75,312	$156,205	$98,982	$57,511	$156,493

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $288,731 at July 3, 2021. The Company expects to recognize revenue on approximately 56% and 84% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of July 3, 2021 and April 3, 2021, current contract assets were $6,196 and $5,584, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of July 3, 2021 and April 3, 2021, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets. There were no impairment losses related to the Company’s contract assets during the three months ended July 3, 2021.

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

As of July 3, 2021 and April 3, 2021, current contract liabilities were $14,624 and $16,998, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period. For the three months ended July 3, 2021, the Company recognized revenues of $4,650 that were included in the contract liability balance as of April 3, 2021. For the three months ended June 27, 2020, the Company recognized revenues of $5,821 that were included in the contract liability balance at March 28, 2020.

As of July 3, 2021 and April 3, 2021, noncurrent contract liabilities were $9,642 and $3,754, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period.

Accounts Receivable - As of July 3, 2021 and April 3, 2021, accounts receivable with customers, net, were $105,756 and $110,472, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 3, 2021	$445	$(10,854)	$(10,409)
Amounts recorded in/reclassified from accumulated other comprehensive loss	—	318	318
Net current period other comprehensive income	1,919	318	2,237
Balance at July 3, 2021	$2,364	$(10,536)	$(8,172)

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

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per common share:

	Three Months Ended
	July 3, 2021	June 27, 2020
Net income	$25,999	$22,689

Denominator for basic net income per common share — weighted-average shares outstanding	25,021,063	24,763,903
Effect of dilution due to employee stock awards	287,660	170,038
Denominator for diluted net income per common share — weighted-average shares outstanding	25,308,723	24,933,941

Basic net income per common share	$1.04	$0.92

Diluted net income per common share	$1.03	$0.91

At July 3, 2021, 160,600 employee stock options and no restricted shares have been excluded from the calculation of diluted earnings per share. At June 27, 2020, 504,768 employee stock options and 61,025 restricted shares have been excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would be anti-dilutive.

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

At July 3, 2021, the Company held $120,320 of short-term marketable securities comprised of mutual funds as part of the Company’s investment strategy compared to $90,249 at April 3, 2021. These investments are measured at fair value by using quoted prices in active markets and are classified as Level 1 of the valuation hierarchy. These mutual funds can be liquidated at the Company’s discretion. They are held for investment and are not considered debt securities. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we strive to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	July 3, 2021	April 3, 2021
Raw materials	$56,325	$57,764
Work in process	92,268	86,183
Finished goods	221,261	220,200
	$369,854	$364,147

8. Debt

The balances payable under all borrowing facilities are as follows:

	July 3, 2021	April 3, 2021
Revolver and term loan facilities	$6,188	$11,657
Debt issuance costs	(1,112)	(1,216)
Other	5,678	5,666
Total debt	10,754	16,107
Less: current portion	505	2,612
Long-term debt	$10,249	$13,495

The current portion of long-term debt as of July 3, 2021 includes the current portion of the Schaublin mortgage. The current portion of long-term debt as of April 3, 2021 includes the current portion of the Foreign Term Loan and the Schaublin mortgage.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250,000 revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $852 and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement. As of July 3, 2021, $1,022 in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of July 3, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3,550 of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246,450 under the Revolver as of July 3, 2021.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements. As of July 3, 2021, approximately $90 in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of July 3, 2021, Schaublin was in compliance with all such covenants.

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

As of July 3, 2021, there was approximately $6,188 outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16,283 under the Foreign Revolver as of July 3, 2021.

Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023, $2,931 for fiscal 2024 and $3,257 for fiscal 2025.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of July 3, 2021 was approximately $5,678 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future principal payments are approximately $379 for the remainder of fiscal 2022, $505 for each year from fiscal 2023 through fiscal 2026 and $3,279 thereafter.

9. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2018.

The effective income tax rates for the three-month periods ended July 3, 2021 and June 27, 2020, were 15.8% and 20.0%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes that increase the rate.

The effective income tax rate for the three-month period ended July 3, 2021 of 15.8% includes $2,139 of tax benefit associated with share-based compensation, along with $160 of tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended July 3, 2021 would have been 23.2%. The effective income tax rate for the three-month period ended June 27, 2020 of 20.0% includes $315 of tax benefit associated with share-based compensation, along with $75 of tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended June 27, 2020 would have been 21.3%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,429.

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

	Three Months Ended
	July 3, 2021	June 27, 2020
Net External Sales
Plain	$73,321	$78,875
Roller	25,247	22,900
Ball	23,128	18,840
Engineered Products	34,509	35,878
	$156,205	$156,493
Gross Margin
Plain	$31,524	$32,077
Roller	9,118	8,407
Ball	10,692	7,927
Engineered Products	12,439	11,042
	$63,773	$59,453
Selling, General & Administrative Expenses
Plain	$5,885	$5,271
Roller	1,358	1,239
Ball	1,641	1,346
Engineered Products	4,249	3,812
Corporate	16,669	15,161
	$29,802	$26,829
Operating Income
Plain	$24,830	$25,401
Roller	7,293	7,099
Ball	9,016	6,551
Engineered Products	7,603	5,981
Corporate	(18,019)	(16,218)
	$30,723	$28,814
Intersegment Sales
Plain	$1,567	$1,562
Roller	2,254	3,378
Ball	1,017	667
Engineered Products	10,482	10,649
	$15,320	$16,256

All intersegment sales are eliminated in consolidation.

11. Subsequent Events

On July 24, 2021, the Company entered into a Purchase Agreement with ABB Asea Brown Boveri Ltd (“ABB”) pursuant to which the Company has agreed to acquire the mechanical power transmission division of ABB operated under the Dodge brand (“Dodge”). In connection with the acquisition, the Company will purchase the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc. and certain other assets relating to ABB’s mechanical power transmission business.

The purchase price for the acquisition will be $2,900,000 in cash, subject to certain adjustments, in accordance with the Purchase Agreement.

With headquarters in Greenville, South Carolina, Dodge is a leading manufacturer of mounted bearings and mechanical products with market-leading brand recognition. Dodge manufactures a complete line of mounted bearings, enclosed gearing and power transmission components across a diverse set of industrial end markets. Dodge primarily operates across the construction and mining aftermarket, food & beverage, warehousing and general machinery verticals, with sales predominately in the Americas.

The acquisition is supported by a fully committed bridge facility. Permanent financing is expected to include an appropriate mix of cash on hand, debt and equity. The Company expects to close the transaction in our fiscal 2022 third quarter, subject to customary closing conditions, including regulatory review.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above, no material subsequent events were identified that require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement as to Forward-Looking Information

The objective of the discussion and analysis is to provide material information relevant to an assessment of the financial condition and results of operations of the registrant including an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; and (aa) risks associated with utilizing information technology systems could adversely affect our operations. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 3, 2021. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Outlook

Our net sales for the three-month period ended July 3, 2021 decreased by 0.2% compared to the same period last fiscal year. The decrease in net sales was a result of a 31.0% increase in our industrial markets offset by an 18.3% decrease in our aerospace markets. The increase in industrial sales was driven by increases in the mining, energy, and general industrial markets. The decrease in aerospace sales was experienced both in our commercial and defense markets. Our backlog, as of July 3, 2021, was $420.2 million compared to $394.8 million as of April 3, 2021.

Our sales to industrial markets experienced growth of 31.0% in the first quarter of fiscal 2022 as compared to the same three month period last year. This growth was evidenced across most of our industrial products both to OEM and distribution customers. The improvement in domestic and international economic conditions in recent months has been reflected through increased orders received which we expect to sustain throughout fiscal 2022.

The COVID-19 health crisis, which was declared a pandemic in March 2020, continues to impact our commercial aerospace sales in fiscal 2022 as a result of build rate changes within the industry. The commercial aerospace OEM and aftermarket will continue to be impacted by reduced air travel and changes in production rates in the first half of fiscal 2022, but are expected to grow in the second half of the year.

We experienced strong cash flow generation during the first three months of fiscal 2022 (as discussed in the section “Liquidity and Capital Resources” below). We expect this trend to continue throughout the fiscal year as customer demand continues to improve. We believe that operating cash flows and available credit under the Revolver and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. For further discussion regarding plans to fund external growth initiatives, refer to Part I, Item 1 – Note 11 “Subsequent Events.” As of July 3, 2021, we had cash and cash equivalents and highly liquid marketable securities of $296.1 million of which approximately $11.8 million was cash held by our foreign operations.

The Company expects net sales to be approximately $158.0 million to $162.0 million in the second quarter of fiscal 2022.

Results of Operations

(dollars in millions in tables)

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Total net sales	$156.2	$156.5	$(0.3)	(0.2)%

Net income	$26.0	$22.7	$3.3	14.6%

Net income per common share: diluted	$1.03	$0.91
Weighted average common shares: diluted	25,308,723	24,933,941

Our net sales for the three-month period ended July 3, 2021 decreased 0.2% compared to the same period last fiscal year. The decrease in net sales was a result of a 31.0% increase in our industrial markets offset by an 18.3% decrease in our aerospace markets. The increase in industrial sales was driven by increases in the mining, energy, and general industrial markets. The decrease in aerospace sales was experienced both in our commercial and defense markets.

Net income for the first quarter of fiscal 2022 was $26.0 million compared to $22.7 million for the same period last year. Net income for the first quarter of fiscal 2022 was affected by $0.2 million of discrete tax benefit. Net income for the first quarter of fiscal 2021 was affected $0.9 million of after tax restructuring costs and related items and $0.1 million of losses on foreign exchange offset by $0.1 million of discrete tax benefit.

Gross Margin

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Gross Margin	$63.8	$59.5	$4.3	7.3%
Gross Margin %	40.8%	38.0%

Gross margin was 40.8% of net sales for the first quarter of fiscal 2022 compared to 38.0% for the first quarter of fiscal 2021. The increase was primarily the result of cost efficiencies achieved through recent restructuring and consolidation efforts made throughout the company.

Selling, General and Administrative

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
SG&A	$29.8	$26.8	$3.0	11.1%
% of net sales	19.1%	17.1%

SG&A for the first quarter of fiscal 2022 was $29.8 million, or 19.1% of net sales, as compared to $26.8 million, or 17.1% of net sales, for the same period of fiscal 2021. This is attributable to increases in personnel costs of $2.4 million, share-based compensation of $0.3 million and other costs of $0.3 million.

Other, Net

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Other, net	$3.2	$3.8	$(0.6)	(14.8)%
% of net sales	2.1%	2.4%

Other operating expenses for the first quarter of fiscal 2022 totaled $3.2 million compared to $3.8 million for the same period last year. For the first quarter of fiscal 2022, other operating expenses were comprised mainly of $2.6 million of amortization of intangible assets and $0.6 million of restructuring costs and other items. For the first quarter of fiscal 2021, other operating expenses were comprised mainly of $1.1 million of restructuring costs and related items, $2.5 million of amortization of intangible assets and $0.2 million of other costs.

Interest Expense, Net

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Interest expense, net	$0.3	$0.4	$(0.1)	(24.9)%
% of net sales	0.2%	0.3%

Interest expense, net, generally consists of interest charged on the Revolver and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $0.3 million for the first quarter of fiscal 2022 compared to $0.4 million for the same period last year.

Other Non-Operating (Income)/Expense

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Other non-operating (income)/expense	$(0.5)	$0.0	$(0.5)	(1,207.1)%
% of net sales	(0.3)%	0.0%

Other non-operating income was $0.5 million for the first quarter of fiscal 2022, primarily comprised of dividend income received from short-term marketable securities. Other non-operating expense for the first quarter of fiscal 2021 was comprised of $0.1 million of foreign exchange loss offset by $0.1 million of other items.

Income Taxes

	Three Months Ended
	July 3, 2021	June 27, 2020
Income tax expense (benefit)	$4.9	$5.7
Effective tax rate	15.8%	20.0%

Income tax expense for the three-month period ended July 3, 2021 was $4.9 million compared to $5.7 million for the three-month period ended June 27, 2020. Our effective income tax rate for the three-month period ended July 3, 2021 was 15.8% compared to 20.0% for the three-month period ended June 27, 2020. The effective income tax rate for the three-month period ended July 3, 2021 of 15.8% included $2.1 million of tax benefit associated with share-based compensation along with $0.2 million of tax benefit associated with the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without these benefits and other items for the three-month period ended July 3, 2021 would have been 23.2%. The effective income tax rate for the three-month period ended June 27, 2020 of 20.0% included $0.3 million of tax benefit associated with share-based compensation along with $0.1 million of tax benefit associated with the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without these benefits and other items for the three-month period ended June 27, 2020 would have been 21.3%.

Segment Information

(dollars in millions in tables)

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Total net sales	$73.3	$78.9	$(5.6)	(7.0)%

Gross margin	$31.5	$32.1	$(0.6)	(1.7)%
Gross margin %	43.0%	40.7%

SG&A	$5.9	$5.3	$0.6	11.6%
% of segment net sales	8.0%	6.7%

Net sales decreased $5.6 million, or 7.0%, for the three months ended July 3, 2021 compared to the same period last year. The 7.0% decrease was primarily driven by a decrease of 17.5% in our aerospace markets offset by a 24.7% increase in the industrial markets. The decrease in aerospace net sales was driven by both the commercial and defense markets. The increase in industrial net sales was mostly driven by the mining and energy markets.

Gross margin as a percentage of net sales was 43.0% for the first quarter of fiscal 2022 compared to 40.7% for the same period last year. The increase in gross margin as a percentage of sales was due to cost efficiencies and product mix.

Roller Bearings Segment

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Total net sales	$25.2	$22.9	$2.3	10.2%

Gross margin	$9.1	$8.4	$0.7	8.5%
Gross margin %	36.1%	36.7%

SG&A	$1.4	$1.2	$0.2	9.6%
% of segment net sales	5.4%	5.4%

Net sales increased $2.3 million, or 10.2%, for the three months ended July 3, 2021 compared to the same period last year. Our aerospace markets decreased 33.6% while our industrial markets increased by 70.2%. The increase in industrial sales were due to the mining, class 8 truck and general industrial markets. The decrease in aerospace was driven by the commercial OEM and aftermarket slightly offset by an increase in the OEM defense market.

Gross margin for the three months ended July 3, 2021 was 36.1% of net sales, compared to 36.7% in the comparable period in fiscal 2021. The decrease in gross margin as a percentage of sales was due to product mix.

Ball Bearings Segment

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Total net sales	$23.1	$18.8	$4.3	22.8%

Gross margin	$10.7	$7.9	$2.8	34.9%
Gross margin %	46.2%	42.1%

SG&A	$1.6	$1.3	$0.3	21.9%
% of segment net sales	7.1%	7.1%

Net sales increased by $4.3 million for the first quarter of fiscal 2022 compared to the same period last year. Our industrial sales increased 34.7% and our aerospace markets increased 2.7%. The increase in industrial sales were primarily due to semiconductor, distribution, and general industrial markets. The increase in aerospace net sales was primarily driven by the commercial OEM market.

Gross margin as a percentage of net sales was 46.2% for the first quarter of fiscal 2022 as compared to 42.1% for the same period last year. The increase in margin percentage was a result of product mix and increased volume during the period.

Engineered Products Segment

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Total net sales	$34.5	$35.9	$(1.4)	(3.8)%

Gross margin	$12.4	$11.0	$1.4	12.7%
Gross margin %	36.0%	30.8%

SG&A	$4.2	$3.8	$0.4	11.5%
% of segment net sales	12.3%	10.6%

Net sales decreased $1.4 million, or 3.8%, for the first three months of fiscal 2022 compared to the same period last year. Our aerospace markets decreased 17.8% while our industrial markets increased 12.6%. The decrease in aerospace net sales was primarily driven by the commercial and defense OEM markets. The increase in our industrial net sales was driven by the machine tools and general industrial markets.

Gross margin as a percentage of net sales was 36.0% for the first quarter of fiscal 2022 compared to 30.8% for the same period last year. This increase was primarily attributable to product mix and cost efficiencies achieved through recent consolidation and restructuring efforts. During the first quarter of fiscal 2021, gross margin was also impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
SG&A	$16.7	$15.2	$1.5	9.9%
% of total net sales	10.7%	9.7%

Corporate SG&A increased $1.5 million, or 9.9%, for the first quarter of fiscal 2022 compared to the same period last year. This is attributable to increases in personnel costs of $1.0 million, share-based compensation of $0.3 million and other costs of $0.2 million.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolver and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding plans to fund external growth initiatives, refer to Part I, Item 1 – Note 11 “Subsequent Events.”

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

Liquidity

As of July 3, 2021, we had cash and cash equivalents and highly liquid marketable securities of $296.1 million, of which, approximately $11.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “Credit Agreement”) provides the Company with a $250.0 million revolving credit facility (the “Revolver”), which expires on January 31, 2024. Debt issuance costs associated with the Credit Agreement totaled $0.9 million and will be amortized through January 31, 2024 along with the unamortized debt issuance costs remaining from the Company’s prior credit agreement. As of July 3, 2021, $1.0 million in unamortized debt issuance costs remain.

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

The Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement. As of July 3, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.6 million of the Revolver is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $246.4 million under the Revolver as of July 3, 2021.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements. As of July 3, 2021, approximately $0.1 million in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of July 3, 2021, Schaublin was in compliance with all such covenants.

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

As of July 3, 2021, there was approximately $6.2 million outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16.3 million under the Foreign Revolver as of July 3, 2021.

Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023, $2.9 million for fiscal 2024 and $3.3 million for fiscal 2025.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.0 million was paid from cash on hand. The balance on this mortgage as of July 3, 2021 was approximately $5.7 million and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future principal payments are approximately $0.4 million for the remainder of fiscal 2022, $0.5 million for each year from fiscal 2023 through fiscal 2026 and $3.3 million thereafter.

Cash Flows

Three-month Period Ended July 3, 2021 Compared to the Three-month Period Ended June 27, 2020

The following table summarizes our cash flow activities:

	FY22	FY21	$ Change
Net cash provided by (used in):
Operating activities	$53.3	$48.4	$4.9
Investing activities	(33.3)	(3.6)	(29.7)
Financing activities	4.5	(4.3)	8.8
Effect of exchange rate changes on cash	0.2	(0.1)	0.3
Increase in cash and cash equivalents	$24.7	$40.4	$(15.7)

During the first three months of fiscal 2022, we generated cash of $53.3 million from operating activities compared to $48.4 million of cash generated during the same period of fiscal 2021. The increase of $4.9 million for fiscal 2022 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $3.2 million and an increase in net income of $3.3 million partially offset by an unfavorable change in non-cash charges of $1.6 million. The favorable change in operating assets and liabilities was primarily the result of an increase in the amount of cash being provided by working capital items as detailed in the table below, while the decrease in non-cash charges resulted from an unfavorable change in deferred taxes of $2.2 million and depreciation of $0.3 million offset by favorable changes to share-based compensation of $0.3 million, amortization of intangible assets of $0.1 million and restructuring and other charges of $0.5 million.

The following chart summarizes the favorable change in operating assets and liabilities of $3.2 million for fiscal 2022 versus fiscal 2021 and the favorable change of $12.8 million for fiscal 2021 versus fiscal 2020.

	FY22	FY21
Cash provided by (used in):
Accounts receivable	$(11.0)	$15.0
Inventory	(1.6)	4.2
Prepaid expenses and other current assets	(3.4)	2.3
Other non-current assets	2.7	(3.6)
Accounts payable	5.5	(1.2)
Accrued expenses and other current liabilities	7.1	(7.0)
Other non-current liabilities	3.9	3.1
Total change in operating assets and liabilities:	$3.2	$12.8

During the first three months of fiscal 2022, we used $33.3 million for investing activities as compared to $3.6 million used during the first three months of fiscal 2021. This increase in cash used was attributable to the purchase of $29.9 million of highly liquid marketable securities during the current period and a purchase price adjustment in fiscal 2021 related to the Swiss Tool acquisition of $0.3 million offset by $0.5 million fewer capital expenditures in fiscal 2022 compared to fiscal 2021.

During the first three months of fiscal 2022, $4.5 million of cash was provided by financing activities compared to $4.3 million used for the first three months of fiscal 2021. The favorable change of $8.8 million was primarily attributable to $16.5 million more exercises of share-based awards partially offset by $5.8 million more payments made on outstanding debt and $1.9 million more treasury stock repurchases.

Capital Expenditures

Our capital expenditures were $3.4 million for the three-month period ended July 3, 2021. We expect to make additional capital expenditures of $10.0 to $15.0 million during the remainder of fiscal 2022 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2021 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2022.

Off-Balance Sheet Arrangements

As of July 3, 2021, we had no significant off-balance sheet arrangements other than $3.6 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 9% of our net sales were impacted by foreign currency fluctuations for the three-month period ended July 3, 2021 compared to 9% for the same period in the prior year. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of July 3, 2021, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 3, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2021, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the most recent filing of our Form 10-K. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

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

Total share repurchases under the 2019 plan for the three months ended July 3, 2021 are as follows:

				Approximate
			Number of	dollar value
			shares	of shares still
			purchased	available to be
	Total		as part of the	purchased
	number	Average	publicly	under the
	of shares	price paid	announced	program
Period	purchased	per share	program	(000’s)
04/04/2021 – 05/01/2021	8	$201.38	8	$87,577
05/02/2021 – 05/29/2021	37	202.08	37	87,570
05/30/2021 – 07/03/2021	31,527	198.40	31,527	$81,315
Total	31,572	$198.41	31,572

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 5, 2021

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	August 5, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.