Form 10-Q
period 2021-10-02
RBC Bearings INC
filed 2021-11-12
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to        .

Commission File Number: 001-40840

RBC BEARINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center Oxford, CT	06478
(Address of principal executive offices)	(Zip Code)

(203) 267-7001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ROLL	Nasdaq NMS
5.00% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share	ROLLP	Nasdaq NMS

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

As of November 5, 2021, RBC Bearings Incorporated had 28,870,241 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	October 2, 2021	April 3, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,348,611	$151,086
Marketable securities	—	90,249
Accounts receivable, net of allowance for doubtful accounts of $1,912 as of October 2, 2021 and $1,792 as of April 3, 2021	109,650	110,472
Inventory	370,745	364,147
Prepaid expenses and other current assets	30,875	12,248
Total current assets	1,859,881	728,202
Property, plant and equipment, net	203,166	208,264
Operating lease assets, net	34,124	35,664
Goodwill	277,758	277,536
Intangible assets, net	150,952	154,399
Other noncurrent assets	41,916	30,195
Total assets	$2,567,797	$1,434,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,594	$36,336
Accrued expenses and other current liabilities	58,392	43,564
Current operating lease liabilities	5,805	5,726
Current portion of long-term debt	500	2,612
Total current liabilities	112,291	88,238
Long-term debt, less current portion	7,105	13,495
Long-term operating lease liabilities	28,756	29,982
Deferred income taxes	20,202	17,178
Other noncurrent liabilities	62,346	55,416
Total liabilities	230,700	204,309

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of October 2, 2021 and April 3, 2021, respectively; issued shares: 4,600,000 and 0 as of October 2, 2021 and April 3, 2021, respectively	46	—
Common stock, $.01 par value; authorized shares: 60,000,000 as of October 2, 2021 and April 3, 2021, respectively; issued shares: 29,787,162 and 26,110,320 as of October 2, 2021 and April 3, 2021, respectively	298	261
Additional paid-in capital	1,524,928	445,073
Accumulated other comprehensive loss	(9,263)	(10,409)
Retained earnings	891,270	858,852
Treasury stock, at cost, 916,679 shares and 884,701 shares as of October 2, 2021 and April 3, 2021, respectively	(70,182)	(63,826)
Total stockholders’ equity	2,337,097	1,229,951
Total liabilities and stockholders’ equity	$2,567,797	$1,434,260

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$160,900	$146,335	$317,105	$302,828
Cost of sales	98,436	89,739	190,868	186,779
Gross margin	62,464	56,596	126,237	116,049
Operating expenses:
Selling, general and administrative	29,674	26,023	59,476	52,852
Other, net	5,667	4,210	8,915	8,020
Total operating expenses	35,341	30,233	68,391	60,872
Operating income	27,123	26,363	57,846	55,177
Interest expense, net	15,770	343	16,089	768
Other non-operating (income)/expense	(291)	211	(756)	253
Income before income taxes	11,644	25,809	42,513	54,156
Provision for income taxes	4,715	5,388	9,585	11,046
Net income	6,929	20,421	32,928	43,110
Preferred stock dividends	510	—	510	—
Net income available to common stockholders	$6,419	$20,421	$32,418	$43,110

Net income per share available to common stockholders:
Basic	$0.25	$0.82	$1.28	$1.74
Diluted	$0.25	$0.82	$1.27	$1.73
Weighted average common shares:
Basic	25,500,393	24,823,658	25,260,728	24,793,245
Diluted	25,775,794	24,957,158	25,544,088	24,944,608

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$6,929	$20,421	$32,928	$43,110
Pension and postretirement liability adjustments, net of taxes (1)	318	259	636	519
Foreign currency translation adjustments	(1,409)	1,377	510	1,786
Total comprehensive income	$5,838	$22,057	$34,074	$45,415

(1)	These adjustments were net of tax expense of $82 and $79 for the three-month periods ended October 2, 2021 and September 26, 2020, respectively and $165 and $158 for the six-month periods ended October 2, 2021 and September 26, 2020, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$261	—	$—	$445,073	$(10,409)	$858,852	(884,701)	$(63,826)	$1,229,951
Net income	—	—	—	—	—	—	25,999	—	—	25,999
Share-based compensation	—	—	—	—	5,772	—	—	—	—	5,772
Repurchase of common stock	—	—	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	—	—	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	91,056	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	—	$—	$467,524	$(8,172)	$884,851	(916,273)	$(70,090)	$1,274,376
Net income	—	—	—	—	—	—	6,929	—	—	6,929
Share-based compensation	—	—	—	—	6,224	—	—	—	—	6,224
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,407	—	—	—	—	445,453
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,642	—	—	—	—	605,677
Preferred stock dividends	—	—	—	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	—	—	—	—	—	(406)	(92)	(92)
Exercise of equity awards	1,332	—	—	—	131	—	—	—	—	131
Change in net prior service cost and actuarial losses, net of taxes of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	(1,064)	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(1,409)	—	—	—	(1,409)
Balance at October 2, 2021	29,787,162	$298	4,600,000	$46	$1,524,928	$(9,263)	$891,270	(916,679)	$(70,182)	$2,337,097

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$32,928	$43,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,448	11,744
Deferred income taxes	2,993	4,051
Amortization of intangible assets	5,409	5,089
Amortization of deferred financing costs	15,682	259
Share-based compensation	11,996	10,669
Loss/(gain) on disposition of assets	75	588
Consolidation, restructuring, and other noncash charges	2,378	2,416
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	642	21,267
Inventory	(7,173)	(4,981)
Prepaid expenses and other current assets	(12,059)	(2,812)
Other noncurrent assets	(1,310)	(6,885)
Accounts payable	11,248	(11,554)
Accrued expenses and other current liabilities	14,000	(4,137)
Other noncurrent liabilities	5,217	5,655
Net cash provided by operating activities	93,474	74,479

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,882)	(6,008)
Proceeds from sale of assets	10	10
Purchase of marketable securities	(29,982)	-
Proceeds from sale of marketable securities	120,483	-
Acquisition of business	-	245
Net cash provided by/(used in) investing activities	83,629	(5,753)

Cash flows from financing activities:
Proceeds received from issuance of common stock	605,677	-
Proceeds received from issuance of preferred stock	445,453	-
Finance fees paid in connection with credit facilities and term loans	(32,208)	-
Repayments of term loans	(8,866)	(3,287)
Repayments of notes payable	(254)	(249)
Exercise of stock options	16,812	2,420
Repurchase of common stock	(6,356)	(4,399)
Net cash provided by/(used in) financing activities	1,020,258	(5,515)

Effect of exchange rate changes on cash	164	(114)

Cash and cash equivalents:
Increase during the period	1,197,525	63,097
Cash and cash equivalents, at beginning of period	151,086	103,255
Cash and cash equivalents, at end of period	$1,348,611	$166,352

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$10,777	$6,559
Interest	416	516

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

The results of operations for the three- and six-month periods ended October 2, 2021 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2022. The three- and six-month periods ended October 2, 2021 and September 26, 2020 each include 13 weeks and 26 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended April 3, 2021. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of this standard update is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU also attempts to improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU effective April 4, 2021 and the impact of adoption was not material to the Company’s financial position, results of operations or liquidity.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU in fiscal 2022.

The adoption of this ASU did not have a material impact on our financial position, results of operations or liquidity. Adoption of this ASU did simplify the accounting of the 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) referred to in Note 5 by removing the requirement to assess the financial instrument for beneficial conversion features and clarifying how diluted EPS should be calculated using the “if-converted” method. Refer to Note 6 for further details regarding the “if-converted” method.

Other new pronouncements issued but not effective until after April 3, 2021 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company operates in four business segments with similar economic characteristics, including nature of the products and production processes, distribution patterns and classes of customers. Revenue is disaggregated within these business segments by our two principal end markets: aerospace and industrial. Comparative information of the Company’s overall revenues for the three- and six-month periods ended October 2, 2021 and September 26, 2020 are as follows:

Principal End Markets

	Three Months Ended
	October 2, 2021			September 26, 2020
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$49,503	$24,576	$74,079	$51,040	$20,013	$71,053
Roller	8,892	18,417	27,309	10,674	10,905	21,579
Ball	8,027	16,404	24,431	7,311	13,788	21,099
Engineered Products	16,860	18,221	35,081	18,116	14,488	32,604
	$83,282	$77,618	$160,900	$87,141	$59,194	$146,335

	Six Months Ended
	October 2, 2021			September 26, 2020
	Aerospace	Industrial	Total	Aerospace	Industrial	Total
Plain	$98,471	$48,929	$147,400	$110,392	$39,536	$149,928
Roller	17,679	34,877	52,556	23,904	20,575	44,479
Ball	15,237	32,322	47,559	14,333	25,606	39,939
Engineered Products	32,788	36,802	69,590	37,494	30,988	68,482
	$164,175	$152,930	$317,105	$186,123	$116,705	$302,828

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $302,874 at October 2, 2021. The Company expects to recognize revenue on approximately 55% and 87% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of October 2, 2021 and April 3, 2021, current contract assets were $6,743 and $5,584, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of October 2, 2021 and April 3, 2021, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets. There were $77 of impairment losses related to the Company’s contract assets during the three and six months ended October 2, 2021.

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

As of October 2, 2021 and April 3, 2021, current contract liabilities were $15,368 and $16,998, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period. For the three and six months ended October 2, 2021, the Company recognized revenues related to contract liabilities of $2,129 and $6,779, respectively. For the three and six months ended September 26, 2020, the Company recognized revenues related to contract liabilities of $1,944 and $7,765, respectively.

As of October 2, 2021 and April 3, 2021, noncurrent contract liabilities were $8,935 and $3,754, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period.

Accounts Receivable - As of October 2, 2021 and April 3, 2021, accounts receivable with customers, net, were $109,650 and $110,472, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 3, 2021	$445	$(10,854)	$(10,409)
Other comprehensive income (loss) before reclassifications	510	—	510
Amounts recorded in/reclassified from accumulated other comprehensive income (loss)	—	636	636
Net current period other comprehensive income (loss)	510	636	1,146
Balance at October 2, 2021	$955	$(10,218)	$(9,263)

5. Stockholders’ Equity

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders.

On September 24, 2021, we completed an offering of 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in a public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), including 600,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the MCPS offering to purchase additional shares solely to cover over-allotments. The MCPS has a liquidation preference of $100 per share. The trading symbol for the MCPS is “ROLLP.” The net proceeds from the MCPS offering were approximately $445,453 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of the Dodge Mechanical Power Transmission Business (“Dodge”) from ABB Asea Brown Boveri Ltd (“ABB”).

As of October 2, 2021, the MCPS had an aggregate liquidation preference of $460,510.

Holders of MCPS are entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.00% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations that sets forth the rights, preferences and privileges of the MCPS. During the second quarter of fiscal 2022, the Company had accrued dividends of $510.

Subject to certain exceptions, no dividend or distribution will be declared or paid on shares of our common stock, and no common stock will be purchased, redeemed or otherwise acquired for consideration by us or any of our subsidiaries unless, in each case, all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid, or a sufficient amount of cash or number of shares of common stock has been set apart for the payment of such dividends, on all outstanding shares of MCPS. In the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid holders of MCPS, each of which will be entitled to receive a liquidation preference in the amount of $100 per share plus accumulated and unpaid dividends.

Unless earlier converted or redeemed, each share of MCPS will automatically convert, for settlement on or about October 15, 2024, into between 0.4413 and 0.5405 shares of Common Stock, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 15, 2024. The conversion rate applicable to mandatory conversions may in certain circumstances be increased to compensate holders of the MCPS for certain unpaid accumulated dividends.

Common Stock

We are authorized to issue 60,000,000 shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. The common stock is junior to the MCPS in terms of liquidation preference.

On September 24, 2021, we completed an offering of 3,450,000 shares of common stock in a public offering registered under the Securities Act at an offering price of $185 per share, including 450,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the offering to purchase additional shares.

The net proceeds from the offering were approximately $605,677 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

6. Net Income Per Share Available to Common Stockholders

Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share available to common stockholders is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and conversion common stock shares of MCPS.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income per share available to common stockholders by adjusting net income in the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the three- and six-month periods ended October 2, 2021, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share available to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income available to common stockholders.

For the three months ended October 2, 2021, 159,925 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the six months ended October 2, 2021, 159,925 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the three months ended September 26, 2020, 502,861 employee stock options and 115,185 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the six months ended September 26, 2020, 502,909 employee stock options and 65,325 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share available to common stockholders:

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Net income	$6,929	$20,421	$32,928	$43,110
Preferred stock dividends	510	—	510	—
Net income available to common stockholders	$6,419	$20,421	$32,418	$43,110

Denominator for basic net income per share available to common stockholders — weighted-average shares outstanding	25,500,393	24,823,658	25,260,728	24,793,245

Effect of dilution due to employee stock awards	275,401	133,500	283,360	151,363
Effect of dilution due to MCPS	—	—	—	—
Denominator for diluted net income per share available to common stockholders — weighted-average shares outstanding	25,775,794	24,957,158	25,544,088	24,944,608

Basic net income per share available to common stockholders	$0.25	$0.82	$1.28	$1.74

Diluted net income per share available to common stockholders	$0.25	$0.82	$1.27	$1.73

7. Cash and Cash Equivalents

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

During the second quarter of fiscal 2022, the Company sold all of its remaining short-term marketable securities to fund a portion of the cash purchase price for the acquisition of Dodge, to pay acquisition-related fees and expenses, and for other general corporate purposes. The resulting gain on sale was immaterial.

8. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	October 2, 2021	April 3, 2021
Raw materials	$57,493	$57,764
Work in process	93,197	86,183
Finished goods	220,055	220,200
	$370,745	$364,147

9. Debt

The balances payable under all borrowing facilities are as follows:

	October 2, 2021	April 3, 2021
Revolver and term loan facilities	$3,115	$11,657
Debt issuance costs	(1,005)	(1,216)
Other	5,495	5,666
Total debt	7,605	16,107
Less: current portion	500	2,612
Long-term debt	$7,105	$13,495

The current portion of long-term debt as of October 2, 2021 included the current portion of the Schaublin mortgage. The current portion of long-term debt as of April 3, 2021 included the current portion of the Foreign Term Loan and the Schaublin mortgage.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “2015 Credit Agreement”) provides the Company with a $250,000 revolving credit facility (the “Revolver”), which expires on January 31, 2024. As of October 2, 2021, $923 in unamortized debt issuance costs remained.

Amounts outstanding under the Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA at each measurement date. As of October 2, 2021, the Company’s margin was 0.00% for base rate loans and 0.75% for LIBOR loans.

The 2015 Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The 2015 Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the 2015 Credit Agreement. As of October 2, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the 2015 Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

As of October 2, 2021, approximately $3,550 of the Revolver was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $246,450 under the Revolver as of October 2, 2021. On November 1, 2021, the 2015 Credit Agreement was terminated and replaced with the new credit agreement referred to in Note 12 below.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements. As of October 2, 2021, approximately $82 in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of October 2, 2021, Schaublin was in compliance with all such covenants.

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

As of October 2, 2021, there was approximately $3,115 outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver, and Schaublin had the ability to borrow up to an additional $16,114 under the Foreign Revolver.

Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023 through fiscal 2024 and $3,115 for fiscal 2025.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14,910. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9,857 at an interest rate of 2.9%. The balance of the purchase price of approximately $5,053 was paid from cash on hand. The balance on this mortgage as of October 2, 2021 was approximately $5,495 and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future principal payments are approximately $250 for the remainder of fiscal 2022, $500 for each year from fiscal 2023 through fiscal 2026 and $3,245 thereafter.

10. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2018.

The effective income tax rates for the three-month periods ended October 2, 2021 and September 26, 2020 were 40.5% and 20.9%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, which increase the rate.

The effective income tax rate for the three-month period ended October 2, 2021 of 40.5% includes $91 of tax benefits associated with share-based compensation offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we do not expect to recognize and $100 of other items. The effective income tax rate without discrete items for the three-month period ended October 2, 2021 would have been 24.5%. The effective income tax rate for the three-month period ended September 26, 2020 of 20.9% includes $364 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended September 26, 2020 would have been 22.0%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,429.

Income tax expense for the six-month period ended October 2, 2021 was $9,585 compared to $11,046 for the six-month period ended September 26, 2020. Our effective income tax rate for the six-month period ended October 2, 2021 was 22.5% compared to 20.4% for the six-month period ended September 26, 2020. The effective income tax rate for the six-month period ended October 2, 2021 of 22.5% includes $2,231 of tax benefits associated with share-based compensation and $60 of other items offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we don’t expect to recognize. The effective income tax rate without these benefits and other items for the six-month period ended October 2, 2021 would have been 23.6%. The effective income tax rate for the six-month period ended September 26, 2020 of 20.4% included $679 of tax benefits associated with share-based compensation. The effective income tax rate without these benefits and other items for the six-month period ended September 26, 2020 would have been 21.6%.

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

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net External Sales
Plain	$74,079	$71,053	$147,400	$149,928
Roller	27,309	21,579	52,556	44,479
Ball	24,431	21,099	47,559	39,939
Engineered Products	35,081	32,604	69,590	68,482
	$160,900	$146,335	$317,105	$302,828
Gross Margin
Plain	$27,956	$29,750	$59,480	$61,827
Roller	10,128	6,236	19,246	14,643
Ball	11,090	9,129	21,782	17,056
Engineered Products	13,290	11,481	25,729	22,523
	$62,464	$56,596	$126,237	$116,049
Selling, General & Administrative Expenses
Plain	$5,948	$5,276	$11,833	$10,547
Roller	1,465	1,162	2,823	2,401
Ball	1,610	1,289	3,251	2,635
Engineered Products	4,226	3,838	8,475	7,650
Corporate	16,425	14,458	33,094	29,619
	$29,674	$26,023	$59,476	$52,852
Operating Income
Plain	$20,213	$23,472	$45,043	$48,873
Roller	8,662	4,481	15,955	11,580
Ball	9,457	7,803	18,473	14,354
Engineered Products	7,849	6,112	15,452	12,093
Corporate	(19,058)	(15,505)	(37,077)	(31,723)
	$27,123	$26,363	$57,846	$55,177
Intersegment Sales
Plain	$1,687	$1,212	$3,254	$2,774
Roller	2,552	2,171	4,806	5,549
Ball	1,318	464	2,335	1,131
Engineered Products	12,955	6,832	23,437	17,481
	$18,512	$10,679	$33,832	$26,935

All intersegment sales are eliminated in consolidation.

12. Subsequent Events

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,900,000, net of cash acquired and subject to certain adjustments. In the acquisition, the Company purchased 100% of the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc., and certain other assets relating to ABB’s mechanical power transmission business.

With headquarters in Greenville, South Carolina, Dodge is a leading manufacturer of mounted bearings and mechanical products with market-leading brand recognition. Dodge manufactures a complete line of mounted bearings, enclosed gearing and power transmission components across a diverse set of industrial end markets. Dodge primarily operates across the construction and mining aftermarket, and the food & beverage, warehousing and general machinery verticals, with sales predominately in the Americas.

When the Company entered into the Dodge acquisition agreement in July 2021, its obligation to pay the purchase price was supported by a $2,800,000 bridge financing commitment, which was replaced prior to the closing of the acquisition by the equity offerings described in Note 5 above and the debt financings described below. The remainder of the purchase price was funded with cash on hand.

On October 7, 2021, Roller Bearing Company of America, Inc. (“RBCA”), a wholly-owned subsidiary of our top holding company RBC Bearings Incorporated, issued $500,000 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Notes”). The Notes were offered and sold only to “qualified institutional buyers” in the United States pursuant to Rule 144A of the Securities Act, and outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act.

On November 1, 2021 RBC Bearings and RBCA entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the 2015 Credit Agreement. The New Credit Agreement provides the Company with (a) a $1,300,000 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500,000 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”), approximately $3,550 of which is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, leaving the Company with the ability to borrow up to an additional $496,450 under the Revolving Credit Facility as of November 1, 2021. Amounts outstanding under the Facilities generally bear interest at either, at RBCA’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026 (the “Maturity Date”). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments as set forth below with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility:

Date	Term Loan Facility Repayment Amount
March 31, 2022	1.25%
June 30, 2022	1.25%
September 30, 2022	1.25%
December 31, 2022	1.25%
March 31, 2023	1.25%
June 30, 2023	1.25%
September 30, 2023	1.25%
December 31, 2023	1.25%
March 31, 2024	1.875%
June 30, 2024	1.875%
September 30, 2024	1.875%
December 31, 2024	1.875%
March 31, 2025	2.50%
June 30, 2025	2.50%
September 30, 2025	2.50%
December 31, 2025	2.50%
March 31, 2026	3.125%
June 30, 2026	3.125%
September 30, 2026	3.125%
November 2, 2026	Remaining outstanding amounts

At November 1, 2021, the Company had $1,300,000 outstanding under the Term Loan Facility and $0 had been drawn down from the Revolving Credit Facility.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants beginning with the test period ending December 31, 2021: (a) a maximum Total Net Leverage Ratio of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Borrower by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00.

The New Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the New Credit Agreement.

The Company is currently performing procedures to determine the Dodge purchase price allocation and estimating the fair value of tangible and intangible assets acquired and liabilities assumed in connection with the Dodge acquisition. The initial fair value estimates will be recorded in the third quarter of fiscal 2022.

Acquisition and financing costs incurred in the second quarter of fiscal 2022 totaled $80,762. Of this amount, (a) $47,121 was recorded as a reduction of additional paid in capital on the consolidated balance sheets in connection with the common stock and MCPS offerings, (b) $22,294 was recorded as deferred financing fees associated with a bridge loan financing commitment obtained in connection with the Dodge acquisition and included within prepaid expenses and other current assets on the consolidated balance sheets, of which, $15,470 was amortized during the quarter and included within interest expense in the consolidated statement of operations, (c) $9,913 was recorded as deferred financing fees associated with the permanent financing for the Dodge acquisition and included within other assets on the consolidated balance sheets, and (d) $1,433 was recorded as period expenses and included within other, net within the consolidated statements of operations.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (aa) risks associated with utilizing information technology systems could adversely affect our operations; (bb) our quarterly performance can be affected by the timing of government product inspections and approvals; (cc) we may not be able to efficiently integrate Dodge into our operations; and (dd) we may fail to realize some or all of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (ee) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (ff) increases in interest rates would increase the cost of servicing Term Loan Facility and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 3, 2021. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly engineered precision bearings and components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 42 facilities in 7 countries, of which 30 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We currently operate under four reportable business segments: Plain Bearings, Roller Bearings, Ball Bearings, and Engineered Products. The following further describes these reportable segments:

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

Outlook

Our net sales for the three-month period ended October 2, 2021 increased 10.0% compared to the same period last fiscal year. The increase in net sales was a result of a 31.1% increase in our industrial markets offset by a 4.4% decrease in our aerospace markets. The increase in industrial sales was driven by increases in the mining, energy, marine and general industrial markets. The decrease in aerospace sales was experienced primarily in our commercial OEM markets. Our backlog, as of October 2, 2021, was $456.7 million compared to $394.8 million as of April 3, 2021.

Our sales to industrial markets experienced growth of 31.1% in the second quarter of fiscal 2022 as compared to the same three-month period last year. This continued the growth we experienced in the first quarter of fiscal 2022. Sales to industrial markets were up 31.0% as compared to the same six-month period last year. We have experienced growth across most of our industrial products both to OEM and distribution customers. The general economic environment, both domestic and international, has led to sustained strength in our industrial order book which we expect to continue through the remainder of fiscal 2022.

The COVID-19 health crisis continues to impact our commercial aerospace sales in fiscal 2022 as a result of build rate changes within the industry. The commercial aerospace OEM market and aftermarket have been impacted by reduced air travel and changes in production rates but are expected to improve in the fourth quarter of the fiscal year.

On November 1, 2021, subsequent to the end of the quarter, RBC completed the acquisition of Dodge. The results of this business will be reflected in our results starting in the third quarter of fiscal 2022. Dodge operates in the industrial market, with a significant amount of their sales directed to customers in industrial distribution. Including the positive impact of this acquisition, the Company expects net sales to be approximately $245.0 million to $255.0 million in the third quarter of fiscal 2022.

We experienced strong cash flow generation during the second quarter of fiscal 2022 (as discussed in the section “Liquidity and Capital Resources” below). With the addition of Dodge, we expect this trend to continue throughout the fiscal year as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Notes 5 and 12. As of October 2, 2021, we had cash and cash equivalents of $1,348.6 million of which approximately $9.6 million was cash held by our foreign operations. As discussed within Part I, Item 1 – Note 12, approximately $1,100.0 million of this was used for the acquisition of Dodge on November 1, 2021.

Results of Operations

(dollars in millions)

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Total net sales	$160.9	$146.3	$14.6	10.0%

Net income	$6.9	$20.4	$(13.5)	(66.1)%

Net income per share available to common stockholders: diluted	$0.25	$0.82
Weighted average common shares: diluted	25,775,794	24,957,158

Our net sales for the three-month period ended October 2, 2021 increased 10.0% compared to the same period last fiscal year. The increase in net sales was a result of a 31.1% increase in our industrial markets partially offset by a 4.4% decrease in our aerospace markets. The increase in industrial sales was driven by the mining, energy, marine and general industrial markets. The decrease in aerospace sales was primarily due to the commercial OEM markets, which decreased by 7.7% as compared to the same three-month period last year.

Net income for the second quarter of fiscal 2022 was $6.9 million compared to $20.4 million for the same period last year. Net income for the second quarter of fiscal 2022 was affected by approximately $13.0 million of after-tax costs associated with the acquisition of Dodge, $1.5 million of after-tax restructuring costs primarily associated with consolidation efforts at one of our domestic manufacturing facilities, and $2.0 million of discrete tax expense primarily associated with establishing a valuation allowance on a prior loss carryforward. These costs were partially offset by $0.1 million of tax benefits associated with share-based compensation. Net income for the second quarter of fiscal 2021 was affected by $2.8 million of after-tax restructuring costs and related items primarily associated with the consolidation of two manufacturing facilities, and $0.1 million of losses on foreign exchange partially offset by $0.4 million of tax benefits associated with share-based compensation and $0.1 million of other discrete tax benefits.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Total net sales	$317.1	$302.8	$14.3	4.7%

Net income	$32.9	$43.1	$(10.2)	(23.6)%

Net income per share available to common stockholders: diluted	$1.27	$1.73
Weighted average common shares: diluted	25,544,088	24,944,608

Net sales increased $14.3 million, or 4.7% for the six-month period ended October 2, 2021 over the same period last year. The increase in net sales was mainly the result of a 31.0% increase in industrial sales partially offset by an 11.8% decrease in aerospace sales. The increase in industrial sales was primarily due to mining, energy, and general industrial markets. The decrease in aerospace sales was realized in both our commercial and defense markets over the six-month period.

Net income for the six months ended October 2, 2021 was $32.9 million compared to $43.1 million for the same period last year. Net income for the six-month period in fiscal 2022 was affected by approximately $13.0 million of after-tax costs associated with the acquisition of Dodge, $2.0 million of after-tax restructuring costs, and $2.0 million of discrete tax expense primarily associated with establishing a valuation allowance on a prior loss carryforward. These costs were partially offset by $2.2 million of tax benefits associated with share-based compensation and $0.2 million of other discrete tax benefits. Net income of $43.1 million in fiscal 2021 was affected by $3.7 million of after-tax restructuring costs and related items, and $0.2 million of losses on foreign exchange partially offset by $0.7 million of tax benefits associated with share-based compensation, and $0.1 million of other discrete tax benefits.

Gross Margin

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Gross Margin	$62.5	$56.6	$5.9	10.4%
% of net sales	38.8%	38.7%

Gross margin was 38.8% of net sales for the second quarter of fiscal 2022 compared to 38.7% for the second quarter of fiscal 2021. Gross margin for the second quarter of fiscal 2022 was impacted by approximately $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities. Gross margin for the second quarter of fiscal 2022 included $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Gross Margin	$126.2	$116.0	$10.2	8.8%
% of net sales	39.8%	38.3%

Gross margin was 39.8% of net sales for the first six months of fiscal 2022 compared to 38.3% for the same period last year. Gross margin for the six-month period of fiscal 2022 was impacted by approximately $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities. Gross margin for the six-month period of fiscal 2021 was impacted by $0.8 million of capacity inefficiencies driven by the decrease in volume and $2.0 million in inventory rationalization costs associated with the consolidation of two manufacturing facilities. The increase in gross margin year over year was primarily the result of cost efficiencies achieved through recent restructuring and consolidation efforts made throughout the Company.

Selling, General and Administrative

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

SG&A	$29.7	$26.0	$3.7	14.0%
% of net sales	18.4%	17.8%

SG&A for the second quarter of fiscal 2022 was $29.7 million, or 18.4% of net sales, as compared to $26.0 million, or 17.8% of net sales, for the same period of fiscal 2021. This increase was due to $2.4 million of additional personnel costs, $1.0 million of additional share-based compensation, and $0.3 million of other items.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

SG&A	$59.5	$52.9	$6.6	12.5%
% of net sales	18.8%	17.5%

SG&A expenses increased by $6.6 million to $59.5 million for the first six months of fiscal 2022 compared to $52.9 million for the same period last year. This increase was due to $4.8 million of additional personnel costs, $1.3 million additional share-based compensation, and $0.5 million of other items.

Other, Net

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Other, net	$5.7	$4.2	$1.5	34.6%
% of net sales	3.5%	2.9%

Other operating expenses for the second quarter of fiscal 2022 totaled $5.7 million compared to $4.2 million for the same period last year. For the second quarter of fiscal 2022, other operating expenses included $1.1 million of restructuring costs and related items, $2.8 million of amortization of intangible assets, $1.4 million of costs associated with the acquisition of Dodge and $0.4 million of other costs. For the second quarter of fiscal 2021, other operating expenses included $1.5 million of restructuring costs and related items, $2.6 million of amortization of intangible assets and $0.1 million of other costs.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Other, net	$8.9	$8.0	$0.9	11.2%
% of net sales	2.8%	2.6%

Other operating expenses for the first six months of fiscal 2022 totaled $8.9 million compared to $8.0 million for the same period last year. For the first six months of fiscal 2022, other operating expenses were comprised mainly of $5.4 million in amortization of intangibles, $1.6 million of restructuring and related items, $1.4 million of costs associated with the acquisition of Dodge, and $0.5 million of other items. For the first six months of fiscal 2021, other operating expenses were comprised mainly of $5.1 million in amortization of intangibles, $2.6 million of restructuring and related items and $0.3 million of other items.

Interest Expense, Net

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Interest expense, net	$15.8	$0.3	$15.5	4,497.7%
% of net sales	9.8%	0.2%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $15.8 million for the second quarter of fiscal 2022 compared to $0.3 million for the same period last year. During the second quarter, the Company incurred approximately $15.5 million in costs associated with the amortization of fees for a bridge financing commitment established in association with the Dodge acquisition. Subsequent to the end of the quarter, this commitment was replaced with the permanent financings discussed in Notes 5 and 12 of Part 1, Item 1 above.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Interest expense, net	$16.1	$0.8	$15.3	1,994.9%
% of net sales	5.1%	0.3%

Interest expense, net was $16.1 million for the first six months of fiscal 2022 compared to $0.8 million for the first six months of fiscal 2021. During the six months ended October 2, 2021 the Company incurred approximately $15.5 million in costs associated with the amortization of fees for a bridge financing commitment established in association with the Dodge acquisition. Subsequent to the end of the second quarter, this commitment was replaced with the permanent financings discussed in Notes 5 and 12 of Part 1, Item 1 above.

Other Non-operating Expense

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Other non-operating expense	$(0.3)	$0.2	$(0.5)	(237.9)%
% of net sales	(0.2)%	0.1%

Other non-operating expenses were $(0.3) million for the second quarter of fiscal 2022 compared to $0.2 million for the same period in the prior year. For the second quarter of fiscal 2022, other non-operating expenses were comprised of $0.5 million of income associated with short-term marketable securities partially offset by $0.1 million of foreign exchange loss and $0.1 million of other items. For the second quarter of fiscal 2021, other non-operating expenses were comprised of $0.1 million of foreign exchange loss and $0.1 million of other items.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Other non-operating expense	$(0.8)	$0.3	$(1.1)	(398.8)%
% of net sales	(0.2)%	0.1%

Other non-operating expenses were $(0.8) million for the first six months of fiscal 2022 compared to $0.3 million for the same period in the prior year. For the first six months of fiscal 2022, other non-operating expenses were comprised of $1.2 million of income associated with short-term marketable securities partially offset by $0.1 million of foreign exchange loss and $0.3 million of other items. For the first six months of fiscal 2021, other non-operating expenses were comprised of $0.2 million of foreign exchange loss and $0.1 million of other items.

Income Taxes

	Three Months Ended
	October 2, 2021	September 26, 2020

Income tax expense	$4.7	$5.4
Effective tax rate	40.5%	20.9%

Income tax expense for the three-month period ended October 2, 2021 was $4.7 million compared to $5.4 million for the three-month period ended September 26, 2020. Our effective income tax rate for the three-month period ended October 2, 2021 was 40.5% compared to 20.9% for the three-month period ended September 26, 2020. The effective income tax rate for the three-month period ended October 2, 2021 of 40.5% included $2.0 million of discrete tax expense primarily associated with establishing a valuation allowance on a prior loss carryforward partially offset by $0.1 million of tax benefits associated with share-based compensation; the effective income tax rate without these items would have been 24.5%. The effective income tax rate for the three-month period ended September 26, 2020 of 20.9% included $0.4 million of tax benefits associated with share-based compensation; the effective income tax rate without these benefits would have been 22.0%.

	Six Months Ended
	October 2, 2021	September 26, 2020

Income tax expense	$9.6	$11.0
Effective tax rate	22.5%	20.4%

Income tax expense for the six-month period ended October 2, 2021 was $9.6 million compared to $11.0 million for the six-month period ended September 26, 2020. Our effective income tax rate for the six-month period ended October 2, 2021 was 22.5% compared to 20.4% for the six-month period ended September 26, 2020. The effective income tax rate for the six-month period ended October 2, 2021 of 22.5% included $2.2 million of tax benefits associated with share-based compensation partially offset by $2.0 million of discrete tax expense primarily associated with establishing a valuation allowance on a loss carryforward; the effective income tax rate without these benefits would have been 23.6%. The effective income tax rate for the six-month period ended September 26, 2020 of 20.4% included $0.7 million of tax benefits associated with share-based compensation; the effective income tax rate without these benefits would have been 21.6%.

Segment Information

We have four reportable product segments: Plain Bearings, Roller Bearings, Ball Bearings and Engineered Products. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Plain Bearings Segment

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$74.1	$71.1	$3.0	4.3%

Gross margin	$28.0	$29.8	$(1.8)	(6.0)%
% of segment net sales	37.7%	41.9%

SG&A	$5.9	$5.3	$0.6	12.7%
% of segment net sales	8.0%	7.4%

Net sales increased $3.0 million, or 4.3%, for the three months ended October 2, 2021 compared to the same period last year. The 4.3% increase was primarily driven by a 22.8% increase in the industrial markets partially offset by a decrease of 3.0% in our aerospace markets. The increase in industrial net sales was mostly driven by the general industrial markets to both OEM and distribution customers. The decrease in aerospace net sales was due to the commercial aerospace OEM market and aftermarket.

Gross margin as a percentage of segment net sales was 37.7% for the second quarter of fiscal 2022 compared to 41.9% for the same period last year. Gross margin for the three-month period ended October 2, 2021 was impacted by approximately $0.9 million of inventory rationalization costs as part of a restructuring effort at one of our domestic facilities. The decrease in gross margin as a percentage of net sales was also impacted by product mix.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$147.4	$149.9	$(2.5)	(1.7)%

Gross margin	$59.5	$61.8	$(2.3)	(3.8)%
% of segment net sales	40.4%	41.2%

SG&A	$11.8	$10.5	$1.3	12.2%
% of segment net sales	8.0%	7.0%

Net sales decreased $2.5 million, or 1.7%, for the six months ended October 2, 2021 compared to the same period last year. The 1.7% decrease was primarily driven by a decrease of 10.8% in our aerospace markets offset by a 23.8% increase in the industrial markets. The decrease in aerospace was primarily due to both the commercial and defense markets. The increase in industrial sales was mostly driven by the general industrial markets to both OEM and distribution customers.

Gross margin as a percentage of net sales decreased to 40.4% for the first six months of fiscal 2022 compared to 41.2% for the same period last year. Gross margin for the six-month period ended October 2, 2021 was impacted by approximately $0.9 million of inventory rationalization costs as part of a restructuring effort at one of our domestic facilities.

Roller Bearings Segment

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$27.3	$21.6	$5.7	26.6%

Gross margin	$10.1	$6.2	$3.9	62.4%
% of segment net sales	37.1%	28.9%

SG&A	$1.5	$1.2	$0.3	26.1%
% of segment net sales	5.4%	5.4%

Net sales increased $5.7 million, or 26.6%, for the three months ended October 2, 2021 compared to the same period last year. Our industrial markets increased by 68.9% while our aerospace markets decreased 16.7%. The increase in industrial net sales was primarily due to the mining, class 8 truck, energy, and general industrial markets. The decrease in aerospace was driven by the commercial and defense OEM and aftermarkets.

Gross margin for the three months ended October 2, 2021 was 37.1% of net sales, compared to 28.9% in the comparable period in fiscal 2021. This increase in the gross margin as a percentage of net sales was primarily due to $2.0 million in inventory rationalization costs incurred in fiscal 2021 associated with the consolidation of two manufacturing facilities and decreased volumes during the period.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$52.6	$44.5	$8.1	18.2%

Gross margin	$19.2	$14.6	$4.6	31.4%
% of segment net sales	36.6%	32.9%

SG&A	$2.8	$2.4	$0.4	17.6%
% of segment net sales	5.4%	5.4%

Net sales increased $8.1 million, or 18.2%, for the six months ended October 2, 2021 compared to the same period last year. Our industrial markets increased 69.5% while our aerospace markets decreased by 26.0%. The increase in industrial sales was primarily due to mining, energy, class 8 truck and general industrial market activity while the decrease in aerospace was driven by the commercial OEM and commercial and defense aftermarkets.

Gross margin for the six months ended October 2, 2021 was 36.6% of net sales, compared to 32.9% in the comparable period in fiscal 2021. This increase in the gross margin as a percentage of net sales was primarily due to $2.0 million in inventory rationalization costs incurred in fiscal 2021 associated with the consolidation of two manufacturing facilities and decreased volumes during the period. During the first six months of fiscal 2021, gross margin was also impacted by approximately $0.3 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Ball Bearings Segment

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$24.4	$21.1	$3.3	15.8%

Gross margin	$11.1	$9.1	$2.0	21.5%
% of segment net sales	45.4%	43.3%

SG&A	$1.6	$1.3	$0.3	24.9%
% of segment net sales	6.6%	6.1%

Net sales increased by $3.3 million for the second quarter of fiscal 2022 compared to the same period last year. Our aerospace markets increased 9.8% while our industrial sales increased 19.0%. The increase in aerospace net sales was primarily driven by the defense markets. The increase in industrial was primarily due to the general industrial markets.

Gross margin as a percentage of net sales was 45.4% for the second quarter of fiscal 2022 as compared to 43.3% for the same period last year. The increase in gross margin year over year is a result of product mix during the period.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$47.6	$39.9	$7.7	19.1%

Gross margin	$21.8	$17.1	$4.7	27.7%
% of segment net sales	45.8%	42.7%

SG&A	$3.3	$2.6	$0.7	23.4%
% of segment net sales	6.8%	6.6%

Net sales increased $7.7 million, or 19.1% for the six months ended October 2, 2021 compared to the same period last year. Our industrial market sales increased 26.2% while sales to our aerospace markets increased 6.3%. The increase in industrial was primarily due to the general industrial market to both distribution and OEM customers. The increase in aerospace net sales was primarily driven by the defense markets.

Gross margin as a percentage of net sales increased to 45.8% for the six months ended October 2, 2021 compared to 42.7% for the same period last year. The decrease was primarily due to increased sales during the period.

Engineered Products Segment

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$35.1	$32.6	$2.5	7.6%

Gross margin	$13.3	$11.5	$1.8	15.8%
% of segment net sales	37.9%	35.2%

SG&A	$4.2	$3.8	$0.4	10.1%
% of segment net sales	12.0%	11.8%

Net sales increased $2.5 million, or 7.6%, for the second quarter of fiscal 2022 compared to the same period last year. Our industrial markets increased 25.8% while our aerospace markets decreased 6.9%. The increase in our industrial net sales was driven by the marine, machine tools and general industrial markets. The decrease in aerospace net sales was primarily driven by the commercial and defense OEM markets.

Gross margin as a percentage of net sales was 37.9% for the second quarter of fiscal 2022 compared to 35.2% for the same period last year. This increase, period over period, was primarily attributable to product mix and realization of benefit from recent consolidation and restructuring efforts.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

Total net sales	$69.6	$68.5	$1.1	1.6%

Gross margin	$25.7	$22.5	$3.2	14.2%
% of segment net sales	37.0%	32.9%

SG&A	$8.5	$7.7	$0.8	10.8%
% of segment net sales	12.2%	11.2%

Net sales increased $1.1 million, or 1.6%, for the six months ended October 2, 2021 compared to the same period last year. Our industrial sales increased 18.8% while our aerospace sales decreased 12.6%. The increase in industrial sales was driven by the machine tools and general industrial markets. The decrease in aerospace sales was primarily driven by the commercial and defense OEM markets.

Gross margin as a percentage of net sales increased to 37.0% for the six months ended October 2, 2021 compared to 32.9% for the same period last year. This increase was primarily attributable to the realization of cost efficiencies achieved through recent consolidation and restructuring efforts. During the first half of fiscal 2021, gross margin was also impacted by approximately $0.5 million of capacity inefficiencies driven by the impact of the COVID-19 pandemic.

Corporate

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

SG&A	$16.4	$14.5	$1.9	13.6%
% of total net sales	10.2%	9.9%

Corporate SG&A increased $1.9 million, or 13.6%, for the second quarter of fiscal 2022 compared to the same period last year. This was primarily due to an increase of $1.0 million in personnel costs and $1.0 million of share-based compensation expenses, partially offset by $0.1 million of other items.

	Six Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change

SG&A	$33.1	$29.6	$3.5	11.7%
% of total net sales	10.4%	9.8%

Corporate SG&A increased $3.5 million for the six months ended October 2, 2021 compared to the same period last year due to an increase of $2.0 million in personnel costs, $1.3 million of share-based compensation expenses, and $0.2 million of other items.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Notes 5 and 12.

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

Liquidity

As of October 2, 2021, we had cash and cash equivalents of $1,348.6 million, of which, approximately $9.6 million was cash held by our foreign operations. As discussed within Part I, Item 1 – Note 12, approximately $1,100.0 million of this was used for the acquisition of Dodge on November 1, 2021. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Company’s credit agreement with Wells Fargo, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto (the “2015 Credit Agreement”) provides the Company with a $250.0 million revolving credit facility (the “Revolver”), which expires on January 31, 2024. As of October 2, 2021, $0.9 million in unamortized debt issuance costs remained.

Amounts outstanding under the Revolver generally bear interest at (a) a base rate determined by reference to the higher of (1) Wells Fargo’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) the one-month LIBOR rate plus 1%, or (b) LIBOR plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA at each measurement date. As of October 2, 2021, the Company's margin was 0.00% for base rate loans and 0.75% for LIBOR loans.

The 2015 Credit Agreement requires the Company to comply with various covenants including, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 3.50 to 1. The 2015 Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the 2015 Credit Agreement. As of October 2, 2021, the Company was in compliance with all such covenants.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the 2015 Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

As of October 2, 2021, approximately $3.6 million of the Revolver was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $246.4 million under the Revolver as of October 2, 2021. On November 1, 2021, the 2015 Credit Agreement was terminated and replaced with the New Credit Agreement referred to below.

Our New Credit Agreement with Wells Fargo provides the Company with (a) the Term Loan Facility, a $1,300 million term loan facility that was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the Revolving Credit Facility, a $500 million revolving credit facility. Amounts outstanding under the Facilities generally bear interest at either, at our option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026 (the “Maturity Date”). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments as set forth in the schedule included in Note 12 of Part 1, Item 1, above, with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants beginning with the test period ending December 31, 2021: (a) a maximum Total Net Leverage Ratio of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Borrower by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the New Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

Approximately $3.6 million of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company has the ability to borrow up to an additional $496.4 million under the Revolving Credit Facility as of November 1, 2021.

Foreign Term Loan and Revolving Credit Facility

Our Foreign Credit Agreements with Credit Suisse (Switzerland) Ltd. provided us with financing to acquire Swiss Tool in 2019 and provide future working capital for Schaublin, our foreign subsidiary. The Foreign Credit Agreements provide (a) the Foreign Term Loan, a CHF 15.0 million (approximately $15.4 million) term loan, which expires on July 31, 2024, and (b) the Foreign Revolver, a CHF 15.0 million (approximately $15.4 million) revolving credit facility, which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and will be amortized throughout the life of the Foreign Credit Agreements. As of October 2, 2021, approximately $0.1 million in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of October 2, 2021, Schaublin was in compliance with all such covenants.

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

As of October 2, 2021, there was approximately $3.1 million outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16.1 million under the Foreign Revolver as of October 2, 2021.

Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023 and fiscal 2024 and $3.1 million for fiscal 2025.

Other Notes Payable

In 2012 Schaublin purchased the land and building that it occupies for approximately $14.9 million. Schaublin obtained a 20-year fixed-rate mortgage of approximately $9.9 million at an interest rate of 2.9%. The balance of the purchase price of approximately $5.0 million was paid from cash on hand. The balance on this mortgage as of October 2, 2021 was approximately $5.5 million and has been classified as Level 2 of the valuation hierarchy.

The Company’s required future principal payments are approximately $0.3 million for the remainder of fiscal 2022, $0.5 million for each year from fiscal 2023 through fiscal 2026 and $3.2 million thereafter.

On October 7, 2021, RBCA issued $500.0 million aggregate principal amount of 4.375% Senior Notes due 2029 (the “Notes”).

Cash Flows

Six-month Period Ended October 2, 2021 Compared to the Six-month Period Ended September 26, 2020

The following table summarizes our cash flow activities:

	FY22	FY21	$ Change
Net cash provided by (used in):
Operating activities	$93.5	$74.5	$19.0
Investing activities	83.6	(5.8)	89.4
Financing activities	1,020.3	(5.5)	1,025.8
Effect of exchange rate changes on cash	0.1	(0.1)	0.2
Increase in cash and cash equivalents	$1,197.5	$63.1	$1,134.4

During the first six months of fiscal 2022, we generated cash of $93.5 million from operating activities compared to $74.5 million of cash generated during the same period of fiscal 2021. The increase of $19.0 million for fiscal 2022 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $14.0 million and a favorable change in non-cash charges of $15.2 million, offset by a decrease in net income of $10.2 million. The favorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from $15.5 million of amortization of deferred financing costs, $1.3 million of share-based compensation charges, and $0.3 million of amortization of intangible assets, partially offset by unfavorable changes of $1.1 million in deferred taxes, $0.3 million of depreciation, and $0.5 million of loss on disposition of assets.

The following chart summarizes the favorable change in operating assets and liabilities of $14.0 million for fiscal 2022 versus fiscal 2021 and the favorable change of $20.1 million for fiscal 2021 versus fiscal 2020.

	FY22	FY21
Cash provided by (used in):
Accounts receivable	$(20.6)	$19.0
Inventory	(2.2)	8.1
Prepaid expenses and other current assets	(9.3)	2.8
Other noncurrent assets	5.6	(5.1)
Accounts payable	22.8	(12.2)
Accrued expenses and other current liabilities	18.1	1.6
Other noncurrent liabilities	(0.4)	5.9
Total change in operating assets and liabilities:	$14.0	$20.1

During the first six months of fiscal 2022, we generated $83.6 million for investing activities as compared to $5.8 million used during the first six months of fiscal 2021. This increase in cash generated was attributable to the sale of $120.5 million of highly liquid marketable securities during the current period, partially offset by the purchase of $29.9 million of highly liquid marketable securities during the current period, a $0.9 million increase in capital expenditures, and a purchase price adjustment in fiscal 2021 related to the Swiss Tool acquisition of $0.3 million.

During the first six months of fiscal 2022, we generated $1,020.3 million for financing activities compared to $5.5 million used during the first six months of fiscal 2021. This increase in cash used was primarily attributable to $605.7 million proceeds received from the issuance of common stock during the current period, $445.5 million proceeds received from the issuance of preferred stock during the current period, and $14.4 million more exercises of share-based awards offset by $32.2 million of finance fees paid in connection with credit facilities and term loans in the current period, $5.6 million more payments made on outstanding debt and $2.0 million more treasury stock purchases.

Capital Expenditures

Our capital expenditures were $3.5 million and $6.9 million for the three- and six-month periods ended October 2, 2021, respectively. We expect to make additional capital expenditures of $10.0 to $15.0 million during the remainder of fiscal 2022 in connection with our existing business, excluding capital expenditures we may incur related to the acquisition of Dodge. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2021 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2022 other than the following:

Valuation of Business Combinations

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with these acquisitions are expensed as incurred through other, net on the consolidated statements of operations.

Off-Balance Sheet Arrangements

As of October 2, 2021, we had no significant off-balance sheet arrangements other than $3.6 million of outstanding standby letters of credit, all of which were under the Revolver.

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

Foreign Currency Exchange Rates. Our Swiss operations utilize the Swiss franc as the functional currency, our French and German operations utilize the euro as the functional currency and our Polish operations utilize the Polish zloty as the functional currency. As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 9% of our net sales were impacted by foreign currency fluctuations for both the three- and six-month periods ended October 2, 2021 compared to 8% for both the three- and six-month periods ended September 26, 2020. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of October 2, 2021, we had no derivatives.

ITEM 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 2, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2021, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the most recent filing of our Form 10-K, besides those noted below. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

Quarterly performance can be affected by the timing of government product inspections and approvals.

A portion of our quarterly revenue is associated with contracts with the U.S. government that require onsite inspection and approval of the products by government personnel before we may ship the products, and we have no control over the timing of those inspections and approvals. If products scheduled for delivery in one quarter are not inspected or approved until the following quarter, the delay would adversely affect our sales and profitability for the quarter in which the shipments were scheduled.

We may fail to realize some or all of the anticipated benefits of the Dodge Acquisition or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies to be realized through leveraging the products, scale and combined enterprise customer bases of RBC and Dodge. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the Dodge acquisition, including any anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the time frames we anticipate, or at all. Any data on the expected synergies from the Dodge acquisition included in the unaudited pro forma condensed combined financial information that was included in our Current Report on Form 8-K filed with the SEC on September 20, 2021 is based on various adjustments, assumptions and preliminary estimates. Such data have not been prepared, reviewed or analyzed by a third-party and may not be an accurate indication of the actual synergies we will realize, if any, from the Dodge acquisition and the integration of Dodge into our business. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows.

We may not be able to efficiently integrate Dodge into our operations.

The future success of the Dodge acquisition, including its anticipated benefits and cost savings, depends, in part, on our ability to optimize our operations and integrate Dodge, its systems, operations and personnel into our existing business. These activities will require time and involve dedication of various resources of the Company that would otherwise be dedicated to our existing operations. These integration efforts may accordingly adversely affect our other operations to the extent such efforts take resources or attention away from our other operations. If we experience difficulties in the integration process, the anticipated benefits of the Dodge acquisition may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurance that we will realize the operational or financial gains from the Dodge acquisition that we anticipated when originally determining to acquire Dodge.

Additional challenges, risks and uncertainties we may encounter as part of the integration process include the following:

●	we may face significant costs of integration and compliance with any laws or regulations applicable to Dodge or our combined company;

●	we may experience delays in the integration of management teams, strategies, operations, products and services;

●	there may be differences in business backgrounds, corporate cultures and management philosophies that may delay the successful integration of Dodge’s management personnel into our operations;

●	we may be unable to retain key Dodge employees;

●	we may not be able to create and enforce uniform standards, controls, procedures, policies and information systems across our combined company;

●	we may face challenges in integrating complex systems, technology, networks and other assets of Dodge into our operations in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	there may be potential unknown liabilities and unforeseen increased expenses associated with the Dodge acquisition, including costs to integrate Dodge beyond current estimates; and

●	we may experience disruptions of, or the loss of momentum in, our or Dodge’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our or Dodge’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Dodge acquisition, which could reduce earnings or otherwise adversely affect our business and financial results.

We incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments.

As of November 1, 2021, we had approximately $1,800.0 million of total debt as a result of the completion of the Dodge acquisition. This debt could or will have important consequences, including, but not limited to:

●	this debt requires us to make significant interest and principal payments in the future;

●	a substantial portion of our cash flow from operations will be used to repay the principal and interest on our debt, thereby reducing the funds available to us for other purposes including for strategic acquisitions, working capital, capital expenditures, and general corporate purposes;

●	our flexibility in planning for and reacting to changes in our business, the competitive landscape and the markets in which we operate may be limited; and

●	we may be placed at a competitive disadvantage relative to other companies in our industry with less debt or comparable debt on more favorable terms.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance and no assurance can be given that our business will generate sufficient cash flow to service our debt.

Additionally, our ability to comply with the financial and other covenants contained in our debt instruments could be affected by, among other things, changes in our results of operations, the incurrence of additional indebtedness, the pricing of our products, our success at implementing cost reduction initiatives, our ability to successfully implement our overall business strategy, or changes in industry-specific or general economic conditions which are beyond our control. The breach of any of these covenants could result in a default or event of default under the New Credit Agreement and the indenture that governs the Notes, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our prospects, business, financial condition, results of operations and cash flows could be materially and adversely affected and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

Increases in interest rates would increase the cost of servicing Term Loan Facility and could reduce our profitability.

The $1,300.0 million outstanding under the Term Loan Facility bears interest at a variable rate. As a result, increases in interest rates would increase the cost of servicing the Term Loan Facility, and could materially reduce our profitability and cash flows. We have not entered into interest rate cap agreements on the Term Loan Facility. In addition, a transition away from the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the applicable interest rate may affect the cost of servicing the Term Loan Facility. The Financial Conduct Authority of the United Kingdom has announced that it plans to no longer persuade or compel banks to submit rates for the calculation of LIBOR by the end of calendar year 2021. Although the Term Loan Facility provides for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase–out of LIBOR cannot be entirely predicted at this time.

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

Total share repurchases under the 2019 plan for the three months ended October 2, 2021 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/04/2021 – 07/31/2021	—	$—	—	$81,315
08/01/2021 – 08/28/2021	406	226.86	406	81,223
08/29/2021 – 10/02/2021	—	—	—	$81,223
Total	406	$226.86	406

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 12, 2021

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	November 12, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.