Form 10-Q
period 2022-01-01
RBC Bearings INC
filed 2022-02-10
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

As of February 4, 2022, RBC Bearings Incorporated had 28,876,359 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	January 1, 2022	April 3, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,503	$151,086
Marketable securities	—	90,249
Accounts receivable, net of allowance for doubtful accounts of $2,619 as of January 1, 2022 and $1,792 as of April 3, 2021	199,785	110,472
Inventory	510,175	364,147
Prepaid expenses and other current assets	21,774	12,248
Total current assets	987,237	728,202
Property, plant and equipment, net	396,164	208,264
Operating lease assets, net	42,816	35,664
Goodwill	1,886,874	277,536
Intangible assets, net	1,524,715	154,399
Other noncurrent assets	37,244	30,195
Total assets	$4,875,050	$1,434,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,374	$36,336
Accrued expenses and other current liabilities	131,169	43,564
Current operating lease liabilities	7,974	5,726
Current portion of long-term debt	63,519	2,612
Total current liabilities	343,036	88,238
Long-term debt, less current portion	1,726,734	13,495
Long-term operating lease liabilities	35,076	29,982
Deferred income taxes	307,819	17,178
Other noncurrent liabilities	127,411	55,416
Total liabilities	2,540,076	204,309

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of January 1, 2022 and April 3, 2021, respectively; issued shares: 4,600,000 and 0 as of January 1, 2022 and April 3, 2021, respectively	46	—
Common stock, $.01 par value; authorized shares: 60,000,000 as of January 1, 2022 and April 3, 2021, respectively; issued shares: 29,798,240 and 26,110,320 as of January 1, 2022 and April 3, 2021, respectively	298	261
Additional paid-in capital	1,531,552	445,073
Accumulated other comprehensive loss	(10,896)	(10,409)
Retained earnings	885,456	858,852
Treasury stock, at cost, 923,340 shares and 884,701 shares as of January 1, 2022 and April 3, 2021, respectively	(71,482)	(63,826)
Total stockholders’ equity	2,334,974	1,229,951
Total liabilities and stockholders’ equity	$4,875,050	$1,434,260

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net sales	$266,953	$145,861	$584,058	$448,689
Cost of sales	173,608	90,273	364,476	277,052
Gross margin	93,345	55,588	219,582	171,637
Operating expenses:
Selling, general and administrative	43,196	25,739	102,672	78,591
Other, net	35,778	3,308	44,693	11,328
Total operating expenses	78,974	29,047	147,365	89,919
Operating income	14,371	26,541	72,217	81,718
Interest expense, net	11,848	327	27,937	1,095
Other non-operating (income)/expense	1,395	(50)	639	203
Income before income taxes	1,128	26,264	43,641	80,420
Provision for income taxes	1,191	4,695	10,776	15,741
Net income/(loss)	(63)	21,569	32,865	64,679
Preferred stock dividends	5,751	—	6,261	—
Net income/(loss) available to common stockholders	$(5,814)	$21,569	$26,604	$64,679

Net income/(loss) per share available to common stockholders:
Basic	$(0.20)	$0.87	$1.01	$2.61
Diluted	$(0.20)	$0.86	$1.00	$2.59
Weighted average common shares:
Basic	28,618,495	24,861,792	26,379,984	24,816,451
Diluted	28,618,495	25,060,812	26,663,990	24,985,848

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net income/(loss)	$(63)	$21,569	$32,865	$64,679
Pension and postretirement liability adjustments, net of taxes (1)	318	260	954	779
Foreign currency translation adjustments	(1,951)	3,823	(1,441)	5,609
Total comprehensive income/(loss)	$(1,696)	$25,652	$32,378	$71,067

(1)	These adjustments were net of tax expense of $82 and $79 for the three-month periods ended January 1, 2022 and December 26, 2020, respectively and $247 and $237 for the nine-month periods ended January 1, 2022 and December 26, 2020, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$261	—	$—	$445,073	$(10,409)	$858,852	(884,701)	$(63,826)	$1,229,951
Net income	—	—	—	—	—	—	25,999	—	—	25,999
Share-based compensation	—	—	—	—	5,772	—	—	—	—	5,772
Repurchase of common stock	—	—	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	—	—	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	91,056	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	—	$—	$467,524	$(8,172)	$884,851	(916,273)	$(70,090)	$1,274,376
Net income	—	—	—	—	—	—	6,929	—	—	6,929
Share-based compensation	—	—	—	—	6,224	—	—	—	—	6,224
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,407	—	—	—	—	445,453
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,642	—	—	—	—	605,677
Preferred stock dividends	—	—	—	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	—	—	—	—	—	(406)	(92)	(92)
Exercise of equity awards	1,332	—	—	—	131	—	—	—	—	131
Change in net prior service cost and actuarial losses, net of taxes of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	(1,064)	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(1,409)	—	—	—	(1,409)
Balance at October 2, 2021	29,787,162	$298	4,600,000	$46	$1,524,928	$(9,263)	$891,270	(916,679)	$(70,182)	$2,337,097
Net income/(loss)	—	—	—	—	—	—	(63)	—	—	(63)
Share-based compensation	—	—	—	—	6,038	—	—	—	—	6,038
Preferred stock dividends	—	—	—	—	—	—	(5,751)	—	—	(5,751)
Repurchase of common stock	—	—	—	—	—	—	—	(6,661)	(1,300)	(1,300)
Exercise of equity awards	9,759	—	—	—	905	—	—	—	—	905
Change in net prior service cost and actuarial losses, net of taxes of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	1,319	—	—	—	—	—	—	—	—	—
Preferred stock issuance, net of issuance costs	—	—	—	—	(134)	—	—	—	—	(134)
Common stock issuance, net of issuance costs	—	—	—	—	(185)	—	—	—	—	(185)
Currency translation adjustments	—	—	—	—	—	(1,951)	—	—	—	(1,951)
Balance at January 1, 2022	29,798,240	$298	4,600,000	$46	$1,531,552	$(10,896)	$885,456	(923,340)	$(71,482)	$2,334,974

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 1, 2022	December 26, 2020
Cash flows from operating activities:
Net income	$32,865	$64,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,355	24,812
Deferred income taxes	778	2,580
Amortization of deferred financing costs	17,600	365
Share-based compensation	18,034	15,842
Loss/(gain) on disposition of assets	68	965
Loss on extinguishment of debt	890	-
Consolidation, restructuring, and other noncash charges	2,378	2,313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,929)	23,285
Inventory	(8,531)	(4,717)
Prepaid expenses and other current assets	(10,298)	(251)
Other noncurrent assets	(225)	(11,724)
Accounts payable	34,215	(11,400)
Accrued expenses and other current liabilities	6,003	(4,575)
Other noncurrent liabilities	8,223	8,412
Net cash provided by operating activities	133,426	110,586

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,761)	(8,809)
Proceeds from sale of assets	22	18
Purchase of marketable securities	(29,982)	(75,075)
Proceeds from sale of marketable securities	120,483	-
Acquisition of business, net of cash acquired	(2,908,241)	245
Net cash provided by/(used in) investing activities	(2,839,479)	(83,621)

Cash flows from financing activities:
Proceeds received from issuance of common stock	605,492	-
Proceeds received from issuance of preferred stock	445,319	-
Proceeds received from term loans, net of financing costs	1,286,230	-
Proceeds received from senior notes, net of financing costs	494,200	-
Finance fees paid in connection with credit facilities and senior notes	(20,000)	-
Repayments of term loans	(9,952)	(3,287)
Repayments of revolving credit facilities	-	(773)
Repayments of notes payable	(380)	(379)
Principal payments on finance lease obligations	(679)	-
Exercise of stock options	17,717	6,105
Repurchase of common stock	(7,656)	(6,206)
Net cash provided by/(used in) financing activities	2,810,291	(4,540)

Effect of exchange rate changes on cash	179	512

Cash and cash equivalents:
Increase during the period	104,417	22,937
Cash and cash equivalents, at beginning of period	151,086	103,255
Cash and cash equivalents, at end of period	$255,503	$126,192

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$12,405	$12,880
Interest	4,925	737

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except per share data)

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

These statements reflect all adjustments, accruals, and estimates, consisting only of items of a normal recurring nature, that are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K.

The results of operations for the three- and nine-month periods ended January 1, 2022 are not necessarily indicative of the operating results for the entire fiscal year ending April 2, 2022. The three- and nine-month periods ended January 1, 2022 and December 26, 2020 included 13 weeks, 39 weeks, 13 weeks and 39 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 840): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements in accordance with U.S. GAAP. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU in fiscal 2022 and the impact of adoption was not material to the Company’s financial position, results of operations or liquidity.

Recent Accounting Standards Yet to Be Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. The Company has not yet assessed the impact of adoption will have on the Company’s consolidated financial statements.

Other new pronouncements issued but not effective until after April 2, 2022 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Aerospace/Defense	$93,203	$93,267	$276,483	$299,833
Industrial	173,750	52,594	307,575	148,856
	$266,953	$145,861	$584,058	$448,689

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

United States	$233,900	$130,082	$517,764	$402,808
International	33,053	15,779	66,294	45,881
	$266,953	$145,861	$584,058	$448,689

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Point-in-time	98%	96%	97%	96%
Over time	2%	4%	3%	4%
	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $289,870 at January 1, 2022. The Company expects to recognize revenue on approximately 59% and 86% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Contract Balances - The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the consolidated balance sheets. These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period.

Contract Assets (Unbilled Receivables) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. As of January 1, 2022 and April 3, 2021, current contract assets were $4,499 and $5,584, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The decrease in contract assets was primarily due to amounts billed to customers during the period partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing. As of January 1, 2022 and April 3, 2021, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets. There were $0 and $77 of impairment losses related to the Company’s contract assets during the three and nine months ended January 1, 2022, respectively.

Contract Liabilities (Deferred Revenue) - The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer. As of January 1, 2022 and April 3, 2021, current contract liabilities were $14,038 and $16,998, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period. $2,205 of contract liabilities were acquired during the quarter as part of the Dodge acquisition (see Note 13). For the three and nine months ended January 1, 2022, the Company recognized revenues related to contract liabilities of $3,783 and $10,562, respectively. For the three and nine months ended December 26, 2020, the Company recognized revenues related to contract liabilities of $2,291 and $10,056, respectively. As of January 1, 2022 and April 3, 2021, noncurrent contract liabilities were $8,072 and $3,754, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the amount of advanced payments received and reclassifications between current and noncurrent contract liabilities based on anticipated timing of performance obligations and revenue recognized during the period.

Accounts Receivable - As of January 1, 2022 and April 3, 2021, accounts receivable with customers, net, were $199,785 and $110,472, respectively.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $37,314 and $2,674 at January 1, 2022 and April 3, 2021, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 3, 2021	$445	$(10,854)	$(10,409)
Other comprehensive income (loss) before reclassifications	(1,441)		(1,441)
Amounts recorded in/reclassified from accumulated other comprehensive income (loss)		954	954
Net current period other comprehensive income (loss)	(1,441)	954	(487)
Balance at January 1, 2022	$(996)	$(9,900)	$(10,896)

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

On September 24, 2021, we completed an offering of 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in a public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), including 600,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the MCPS offering to purchase additional shares solely to cover over-allotments. The trading symbol for the MCPS is “ROLLP.” The net proceeds from the offering were approximately $445,273 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of the Dodge Mechanical Power Transmission business (“Dodge”) from ABB Asea Brown Boveri Ltd.

Holders of MCPS are entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.00% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations that sets forth the rights, preferences and privileges of the MCPS. During the third quarter of fiscal 2022, the Company had accrued dividends of $5,751, which were included in the dividend payment to be made on January 15, 2022.

The MCPS has a liquidation preference of $100 per share plus accrued and unpaid dividends. As of January 1, 2022, the MCPS had an aggregate liquidation preference of $466,261.

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

Common Stock

We are authorized to issue 60,000,000 shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation after giving effect to any liquidation preference for the benefit of the MCPS or any other preferred stock then outstanding. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs.

On September 24, 2021, we completed an offering of 3,450,000 shares of common stock in a public offering registered under the Securities Act at an offering price of $185 per share, including 450,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the offering to purchase additional shares. The net proceeds from the offering were approximately $605,457 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

6. Net Income Per Share Available to Common Stockholders

Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share available to common stockholders is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of MCPS to common shares.

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

For the three- and nine-month periods ended January 1, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share available to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income available to common stockholders.

For the three months ended January 1, 2022, all employee stock options and restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders as the Company generated a loss for the period. For the nine months ended January 1, 2022, 164,265 employee stock options and 200 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the three months ended December 26, 2020, 443,294 employee stock options and 1,000 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the nine months ended December 26, 2020, 480,631 employee stock options and 1,280 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share available to common stockholders. Since we were in a loss position for the three months ended January 1, 2022, basic net loss per share was the same as diluted net loss per share.

	Three Months Ended		Nine months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Net income/(loss)	$(63)	$21,569	$32,865	$64,679
Preferred stock dividends	5,751	—	6,261	—
Net income/(loss) available to common stockholders	$(5,814)	$21,569	$26,604	$64,679

Denominator for basic net income/(loss) per share available to common stockholders — weighted-average shares outstanding	28,618,495	24,861,792	26,379,984	24,816,451
Effect of dilution due to employee stock awards	—	199,020	284,006	169,397
Effect of dilution due to MCPS	—	—	—	—
Denominator for diluted net income/(loss) per share available to common stockholders — weighted-average shares outstanding	28,618,495	25,060,812	26,663,990	24,985,848

Basic net income/(loss) per share available to common stockholders	$(0.20)	$0.87	$1.01	$2.61

Diluted net income/(loss) per share available to common stockholders	$(0.20)	$0.86	$1.00	$2.59

7. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with Bank of America, N.A., JPMorgan Chase & Co., HSBC Holdings plc, Credit Suisse Group AG, and Wells Fargo & Company. The Company has not experienced any losses in such accounts.

8. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	January 1, 2022	April 3, 2021
Raw materials	$106,737	$57,764
Work in process	117,063	86,183
Finished goods	286,375	220,200
	$510,175	$364,147

9. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Plain	Roller	Ball	Engineered Products	Aerospace/Defense	Industrial	Total
April 3, 2021	$79,597	$16,007	$5,623	$176,309	—	—	$277,536
Allocation in the third quarter of fiscal 2022 (1)	(79,597)	(16,007)	(5,623)	(176,309)	194,124	83,412	—
Acquisition (2)	—	—	—	—	—	1,611,470	1,611,470
Translation adjustments	—	—	—	—	—	(2,132)	(2,132)
January 1, 2022	—	—	—	—	$194,124	$1,692,750	$1,886,874

(1)	Represents reallocation of goodwill as a result of our change in segments in the third quarter of fiscal 2022. See Note 12 for further details.

(2)	Goodwill associated with the acquisition of Dodge discussed further in Note 13.

We evaluate our reportable operating segments periodically, as well as when changes in our operating segments occur. For changes in reportable segments, we reassign goodwill using a relative fair value allocation approach as mentioned in tickmark 1 above. As a result of this change in segments during the quarter, the Company performed an interim goodwill impairment analysis and determined that the estimated fair values of the segments exceeded their carrying values (including goodwill). As such, there was no impairment as a result of this change.

Intangible Assets

		January 1, 2022		April 3, 2021
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$16,199	$50,878	$14,691
Customer relationships and lists (1)	24	1,294,952	39,999	109,762	28,253
Trade names (1)	25	216,346	12,786	16,333	10,392
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	12,545	6,594	11,612	6,211
Domain names	10	437	437	437	437
Other(1)	3	5,521	4,230	3,745	2,665
		1,581,401	80,967	193,489	63,371
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	24	$1,605,682	$80,967	$217,770	$63,371

(1)	Includes $1,185,000 of customer relationships, $200,000 of trade names and $82 of software intangibles resulting from the Dodge acquisition.

Amortization expense for definite-lived intangible assets during the three-month periods ended January 1, 2022 and December 26, 2020 were $12,133 and $2,594, respectively. Amortization expense for definite-lived intangible assets during the nine-month periods ended January 1, 2022 and December 26, 2020 were $17,542 and $7,683, respectively. Estimated amortization expense for the remainder of fiscal 2022 and the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2022	$16,735
Fiscal 2023	67,403
Fiscal 2024	67,273
Fiscal 2025	66,570
Fiscal 2026	64,081
Fiscal 2027	63,489
Fiscal 2028 and thereafter	1,154,883

10. Debt

The balances payable under all borrowing facilities are as follows:

	January 1, 2022	April 3, 2021
Revolver and term loan facilities	$1,302,082	$11,657
Senior notes	500,000	—
Debt issuance costs	(22,298)	(1,216)
Other	10,469	5,666
Total debt	1,790,253	16,107
Less: current portion	63,519	2,612
Long-term debt	$1,726,734	$13,495

The current portion of long-term debt as of January 1, 2022 included the current portion of the Term Loan Facility, a mortgage held at one of our foreign entities and a note payable for purchased equipment. The current portion of long-term debt as of April 3, 2021 included the current portion of the Foreign Term Loan and a mortgage held at one of our foreign entities.

Domestic Credit Facility

On November 1, 2021 RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior Credit Agreement, which was entered into with Wells Fargo in 2015 (the “2015 Credit Agreement”). The New Credit Agreement provides the Company with (a) a $1,300,000 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500,000 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14,947 and will be amortized over the life of the New Credit Agreement. When the 2015 Credit Agreement was terminated the Company wrote off $890 of previously unamortized debt issuance costs.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. We are also required to pay a commitment fee on the unutilized portion of the Revolving Credit Facility as well as letter of credit fees on any amounts secured by the revolver. As of January 1, 2022, the Company’s commitment fee rate is 0.25% and the letter of credit fee rate is 1.75%.

The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026 (the “Maturity Date”). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility. The required future principal payments are approximately $16,250 for the remainder of fiscal 2022, $65,000 for fiscal 2023, $73,125 for fiscal 2024, $105,625 for fiscal 2025, $138,125 for fiscal 2026 and $901,875 for fiscal 2027.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants beginning with the test period ending December 31, 2021: (a) a maximum Total Net Leverage Ratio of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Borrower by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00.

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

As of January 1, 2022, $1,300,000 was outstanding under the Term Loan Facility and approximately $3,550 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496,450 under the Revolving Credit Facility. The Term Loan is reported at carrying value on the consolidated balance sheets. As the Term Loan is variable-rate debt, the carrying value approximates fair value. The Term Loan is classified within Level 2 of the fair value hierarchy.

Senior Notes

On October 7, 2021, RBCA issued $500,000 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $491,992 after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture, dated as of October 7, 2021 (the “Indenture”), between RBCA and Wilmington Trust, National Association, as trustee. The Indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain covenants will be suspended.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the New Credit Agreement.

Interest on the Senior Notes accrues from October 7, 2021 at a rate of 4.375% and will be payable semi–annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2022.

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at any time on or after October 15, 2024 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings completed before October 15, 2024, at a redemption price equal to 104.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount, plus a “make–whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to purchase the Senior Notes.

The Senior Notes are reported at carrying value on the consolidated balance sheets. The fair value of the Senior Notes as of January 1, 2022 was $510,790 and was computed based on quoted market prices (observable inputs). The Senior Notes are classified within Level 2 of the fair value hierarchy.

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which expires on July 31, 2024 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277) and will be amortized throughout the life of the Foreign Credit Agreements. As of January 1, 2022, approximately $76 in unamortized debt issuance costs remained.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of January 1, 2022, Schaublin was in compliance with all such covenants.

Schaublin’s parent company, Schaublin Holding, has guaranteed Schaublin’s obligations under the Foreign Credit Agreements. Schaublin Holding’s guaranty and the Foreign Credit Agreements are secured by a pledge of the capital stock of Schaublin. In addition, the Foreign Term Loan is secured with pledges of the capital stock of the top company and the two operating companies in the Swiss Tool System group of companies.

As of January 1, 2022, there was approximately $2,082 outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver, and Schaublin had the ability to borrow up to $16,439 under the Foreign Revolver. Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023 through fiscal 2024 and $2,082 for fiscal 2025.

11. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2018.

The effective income tax rates for the three-month periods ended January 1, 2022 and December 26, 2020 were 105.6% and 17.9%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, which increase the rate. The effective rate is higher in the three-month period ended January 1, 2022 because of non-deductible transaction costs incurred in connection with the Dodge acquisition and executive compensation deductions that may be disallowed under Section 162(m).

The effective income tax rate for the three-month period ended January 1, 2022 of 105.6% includes $473 of tax benefits associated with share-based compensation partially offset by $146 of other items. The effective income tax rate without discrete items for the three-month period ended January 1, 2022 would have been 134.6%. The effective income tax rate for the three-month period ended December 26, 2020 of 17.9% included $1,003 of tax benefits associated with share-based compensation. The effective income tax rate without discrete items for the three-month period ended December 26, 2020 would have been 21.4%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions reserve, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,429 over the next 12 months.

The effective income tax rate for the nine-month period ended January 1, 2022 was 24.7% compared to 19.6% for the nine-month period ended December 26, 2020. The effective income tax rate for the nine-month period ended January 1, 2022 of 24.7% includes $2,703 of tax benefits associated with share-based compensation and partially offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we do not expect to recognize. The effective income tax rate without these benefits and other items for the nine-month period ended January 1, 2022 would have been 26.4%. The effective income tax rate for the nine-month period ended December 26, 2020 of 19.6% included $1,682 of tax benefits associated with share-based compensation. The effective income tax rate without these benefits and other items for the nine-month period ended December 26, 2020 would have been 21.5%.

12. Reportable Segments

The Company previously reported its financial results under four operating segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. During the third quarter of fiscal 2022, the Company completed the acquisition of Dodge, which has resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, the Company’s financial results will now be reported in two new reportable operating segments: Aerospace/Defense and Industrial:

Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, and sea and ground defense applications.

Industrial. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in various industrial applications including: power transmission; construction, mining, energy and specialized equipment manufacturing; semiconductor production equipment manufacturing; agricultural machinery, commercial truck and automotive manufacturing; and tool holding.

Financial information for fiscal 2021 has been recast to conform to the new segment presentation.

Segment performance is evaluated based on segment net sales and gross margin. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net External Sales
Aerospace/Defense	$93,203	$93,267	$276,483	$299,833
Industrial	173,750	52,594	307,575	148,856
	$266,953	$145,861	$584,058	$448,689
Gross Margin
Aerospace/Defense	$37,486	$38,056	$112,666	$121,960
Industrial	55,859	17,532	106,916	49,677
	$93,345	$55,588	$219,582	$171,637
Selling, General & Administrative Expenses
Aerospace/Defense	$7,114	$7,116	$21,646	$21,483
Industrial	18,168	4,396	29,836	13,019
Corporate	17,914	14,227	51,190	44,089
	$43,196	$25,739	$102,672	$78,591
Operating Income
Aerospace/Defense	$28,543	$28,630	$84,629	$93,646
Industrial	23,197	12,904	62,414	35,247
Corporate	(37,369)	(14,993)	(74,826)	(47,175)
	$14,371	$26,541	$72,217	$81,718

	January 1, 2022	April 3, 2021
Total Assets
Aerospace/Defense	$856,071	$792,280
Industrial	3,818,541	357,353
Corporate	200,438	284,627
	$4,875,050	$1,434,260

13. Dodge Acquisition

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,908,241, net of cash acquired and subject to certain adjustments. The purchase price was paid with (i) $1,285,053 of borrowing under the Term Loan Facility, net of issuance costs (see Note 10), (ii) $1,050,730 of net proceeds from the common stock and MCPS offerings (see Note 5), (iii) $491,992 of net proceeds from the Senior Notes offering (see Note 10), and (iv) approximately $80,466 of cash on hand. In the acquisition, the Company purchased 100% of the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc. (now known as Dodge Industrial, Inc.), and certain other assets relating to ABB Asea Brown Boveri Ltd’s mechanical power transmission business.

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

When the Company entered into the Dodge acquisition agreement in July 2021, its obligation to pay the purchase price was supported by a $2,800,000 bridge financing commitment (the “Bridge Commitment”), which was replaced prior to the closing of the acquisition by the equity and debt financings described in Notes 5 and 10 and cash on hand.

Acquisition costs incurred in the three- and nine- month periods ended January 1, 2022 totaled $20,141 and $21,574 and were recorded as period expenses and included within other, net within the consolidated statements of operations.

This acquisition was accounted for as a purchase transaction. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

November 1, 2021
Cash and cash equivalents	$81,868
Accounts receivable	83,532
Inventory	137,652
Prepaid expenses and other current assets	1,261
Property, plant and equipment	168,606
Operating lease assets	9,768
Goodwill	1,611,470
Other intangible assets	1,385,082
Other noncurrent assets	2,714
Accounts payable	69,757
Accrued rebates	29,352
Accrued expenses and other current liabilities	43,948
Deferred tax liabilities	289,792
Other noncurrent liabilities	58,995
Net assets acquired	2,990,109
Less cash received	81,868
Net consideration	$2,908,241

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The majority of goodwill is not deductible for tax purposes.

The fair value of the identifiable intangible assets of $1,385,082, consisting primarily of customer relationships and trade name, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and the relief-from-royalty method was utilized for the trade name. The fair value of the customer relationships, $1,185,000, is being amortized based on the economic pattern of benefit over a period of 24 years; the fair value of the trade name, $200,000, is being amortized on a straight-line basis over a 26 year term. These amortization periods represent the estimated useful lives of the assets.

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $109,976 of revenue and $5,348 of operating income for the quarter ended January 1, 2022. The following table reflects the unaudited pro forma operating results of the Company for the three- and nine-month fiscal periods ended January 1, 2022 and December 26, 2020, which gives effect to the acquisition of Dodge as if the Company had been acquired on March 29, 2020. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective March 29, 2020, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets and acquisition costs incurred. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Net sales	$319,100	$287,116	$968,680	$852,757
Net income	$17,958	$25,013	$72,623	$40,764
Basic net income per share available to common stockholders	$0.45	$0.72	$2.27	$1.28
Diluted net income per share available to common stockholders	$0.45	$0.72	$2.25	1.27

Upon closing, the Company entered into a transition services agreement ("TSA") with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to twelve months. The Company has the option to extend the support period for up to a maximum of an additional year for certain IT services. RBC has the right to terminate individual services at any point over the renewal term. All services are expected to be terminated by the end of the second quarter of fiscal 2023. Since the purchase of the Dodge business, costs associated with the TSA were $3,325 through January 1, 2022 and were included in other, net on the Company's consolidated statement of operations.

The acquisition of Dodge resulted in additional lease obligations. The Company’s total lease obligations, including leases acquired, are $3,029 for the remainder of fiscal 2022, $11,880 for fiscal 2023, $10,093 for fiscal 2024, $8,605 for fiscal 2025, $8,024 for fiscal 2026, $8,175 for fiscal 2027 and $71,063 thereafter.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (aa) risks associated with utilizing information technology systems could adversely affect our operations; (bb) our quarterly performance can be affected by the timing of government product inspections and approvals; (cc) we may not be able to efficiently integrate Dodge into our operations; (dd) we may fail to realize some or all of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (ee) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (ff) increases in interest rates would increase the cost of servicing the Term Loan Facility and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K for the year ended April 3, 2021. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

We are a well-known international manufacturer and maker of highly-engineered bearings and precision components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 53 facilities in 10 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

Previously we operated under four reportable business segments – Plain Bearings, Roller Bearings, Ball Bearings, and Engineered Products – but the Dodge acquisition has resulted in a change in the internal organization of the Company and how our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources so that we now operate under two reportable business segments – Aerospace/Defense and Industrial:

●	Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, and sea and ground defense applications.

●	Industrial. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in various industrial applications including: power transmission; construction, mining, energy and specialized equipment manufacturing; semiconductor production equipment manufacturing; agricultural machinery, commercial truck and automotive manufacturing; and tool holding.

Financial information for fiscal 2021 has been recast to conform to the new segment presentation.

The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into single and sole-source relationships and long-term purchase agreements, through diversification across multiple market segments within the Aerospace/Defense and Industrial segments, by increasing sales to the aftermarket, and by focusing on developing highly customized solutions.

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly-engineered bearings and precision components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors and sales to OEMs for replacement products and aftermarket services. The acquisition of Dodge has had a profound impact on our sales volumes to distributors and other aftermarket customers. We will further increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

Outlook

Our net sales for the three-month period ended January 1, 2022 increased 83.0% compared to the same period last fiscal year; excluding Dodge sales in the third quarter of fiscal 2022, net sales were up 7.6% period over period. The increase in net sales was a result of a 230.4% increase in our Industrial segment while sales in our Aerospace/Defense segment were flat. Our backlog, as of January 1, 2022, was $552.7 million compared to $394.8 million as of April 3, 2021.

Although we experienced a comparative increase in our commercial aerospace business versus the same period last year, the overall recovery of this space has been marginally slower than anticipated. The orders have started to fill in however, as noted in our backlog increase over recent periods. Defense sales, which represented approximately 38.0% of segment sales this period, were down more than 10.0% year over year. This is in part due to the timing of delivery on parts that require government approval and/or completion of certain milestone achievements prior to invoicing.

Excluding Dodge sales, sales to our industrial segment increased 21.3% year over year. This reflects a pattern of sustained growth in our industrial sales, with strong results in several areas. Mining increased by more than 50.0% year over year, driven by strong order activity from large OEM customers. Our oil and gas business this quarter showed the start of a strong recovery which is expected to continue into future periods. Other notable strengths in industrial were in semiconductor and general industrial markets.

On November 1, 2021, RBC completed the acquisition of Dodge, which operates in our Industrial segment, with a significant amount of their sales derived from customers in industrial distribution. Including the positive impact of this acquisition, the Company expects net sales to be approximately $340.0 million to $350.0 million in the fourth quarter of fiscal 2022.

We experienced strong cash flow generation during the third quarter of fiscal 2022 (as discussed in the section “Liquidity and Capital Resources” below). With the addition of Dodge, we expect this trend to continue throughout the fiscal year as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Notes 5, 10 and 13. As of January 1, 2022, we had cash and cash equivalents of $255.5 million of which approximately $29.4 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change
Total net sales	$267.0	$145.9	$121.1	83.0%

Net income/(loss) available to common stockholders	$(5.8)	$21.6	$(27.4)	(127.0)%

Net income/(loss) per share available to common stockholders: diluted	$(0.20)	$0.86
Weighted average common shares: diluted	28,618,495	25,060,812

Our net sales for the three-month period ended January 1, 2022 increased 83.0% compared to the same period last fiscal year; excluding Dodge sales in the third quarter of fiscal 2022, net sales were up 7.6% period over period. The increase in net sales was a result of a 230.4% increase in our Industrial segment. Sales to our Aerospace/Defense segment were led by aircraft OEM, which was up 10.5% compared to the same period in the prior year. Sales to the defense sector were down, principally as a result of production delays, rendering the Aerospace/Defense segment to be even with the prior year. Excluding Dodge sales, sales to our industrial segment increased 21.3% year over year. This reflects a pattern of sustained growth in our industrial sales, with strong results in areas including the semiconductor, mining, energy, and general industrial markets. Within aerospace, we experienced an increase in our commercial aerospace business while the defense end markets were down as compared to the same period last year.

Net income available to common stockholders for the third quarter of fiscal 2022 was a loss of $5.8 million compared to income of $21.6 million for the same period last year. Net income for the third quarter of fiscal 2022 was affected by approximately $7.0 million of pre-tax inventory purchase accounting adjustments associated with the Dodge acquisition, $23.5 million of other costs associated with the acquisition of Dodge, interest expense of $11.9 million, and tax expense of $1.2 million. Net income for the third quarter of fiscal 2021 was affected by $1.1 million of after-tax restructuring costs and related items primarily associated with the consolidation of certain manufacturing facilities, as well as $0.2 million of losses on foreign exchange, partially offset by $1.0 million of tax benefits associated with share-based compensation.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change
Total net sales	$584.1	$448.7	$135.4	30.2%

Net income available to common stockholders	$26.6	$64.7	$(38.1)	(58.9)%

Net income per share available to common stockholders: diluted	$1.00	$2.59
Weighted average common shares: diluted	26,663,990	24,985,848

Net sales increased $135.4 million, or 30.2% for the nine-month period ended January 1, 2022 over the same period last year. The increase in net sales was mainly the result of a 106.6% increase in Industrial sales partially offset by a 7.8% decrease in Aerospace/Defense sales. The increase in Industrial sales was felt across many end markets, notably in mining, energy, and general industrial markets. The decrease in Aerospace/Defense sales was realized in both our commercial and defense markets. While the first half of the year reflected difficult results in aerospace and defense, we have seen an improvement in our commercial aerospace end market, which has slowed the decline in this segment. This trend is expected to continue to improve in future periods.

Net income for the nine months ended January 1, 2022 was $26.6 million compared to $64.7 million for the same period last year. Net income for the nine-month period in fiscal 2022 was affected by approximately $7.0 million of pre-tax inventory purchase accounting adjustments associated with the Dodge acquisition, $24.9 million of other costs associated with the acquisition of Dodge, interest expense of $27.9 million and tax expense of $10.8 million. Net income for the nine-month period in fiscal 2021 was affected by $0.8 million of capacity inefficiencies driven by the decrease in volume, $5.9 million costs associated with the consolidation of certain manufacturing facilities, and $15.7 million of tax expense.

Gross Margin

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Gross Margin	$93.3	$55.6	$37.7	67.9%
% of net sales	35.0%	38.1%

Gross margin was 35.0% of net sales for the third quarter of fiscal 2022 compared to 38.1% for the third quarter of fiscal 2021. Gross margin for the third quarter of fiscal 2022 included the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Gross Margin	$219.6	$171.6	$48.0	27.9%
% of net sales	37.6%	38.3%

Gross margin was 37.6% of net sales for the first nine months of fiscal 2022 compared to 38.3% for the same period last year. Gross margin for the nine-month period of fiscal 2022 included the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition and $0.9 million of other inventory rationalization costs associated with consolidation efforts at one of our facilities. Gross margin for the nine-month period of fiscal 2021 was impacted by $0.8 million of capacity inefficiencies driven by the decrease in volume and $2.8 million in inventory rationalization costs associated with the consolidation of certain manufacturing facilities.

Selling, General and Administrative

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

SG&A	$43.2	$25.7	$17.5	68.1%
% of net sales	16.2%	17.6%

SG&A for the third quarter of fiscal 2022 was $43.2 million, or 16.2% of net sales, as compared to $25.7 million, or 17.6% of net sales, for the same period of fiscal 2021. SG&A for the third quarter of fiscal 2022 includes approximately $12.0 million of costs from the Dodge business. The remainder of the increase is primarily associated with an increase in personnel costs year over year.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

SG&A	$102.7	$78.6	$24.1	30.1%
% of net sales	17.6%	17.5%

SG&A expenses increased by $24.1 million to $102.7 million for the first nine months of fiscal 2022 compared to $78.6 million for the same period last year. SG&A for the first nine months of fiscal 2022 includes approximately $12.0 million of costs from the Dodge business. The remainder of the increase is primarily associated with an increase in personnel costs year over year.

Other, Net

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Other, net	$35.8	$3.3	$32.5	984.8%
% of net sales	13.4%	2.3%

Other operating expenses for the third quarter of fiscal 2022 totaled $35.8 million compared to $3.3 million for the same period last year. For the third quarter of fiscal 2022, other operating expenses included $23.5 million of costs associated with the Dodge acquisition, $12.1 million of amortization of intangible assets, and $0.2 million of other items. For the third quarter of fiscal 2021, other operating expenses included $2.6 million of amortization of intangible assets, $0.5 million of restructuring costs and related items, and $0.2 million of other costs.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Other, net	$44.7	$11.3	$33.4	295.6%
% of net sales	7.7%	2.5%

Other operating expenses for the first nine months of fiscal 2022 totaled $44.7 million compared to $11.3 million for the same period last year. For the first nine months of fiscal 2022, other operating expenses were comprised mainly of $24.9 million of costs associated with the Dodge acquisition, $17.5 million of amortization of intangible assets, $1.7 million of restructuring and related items, and $0.6 million of other items. For the first nine months of fiscal 2021, other operating expenses were comprised mainly of $7.7 million in amortization of intangibles, $3.1 million of restructuring and related items, $0.4 million of additions to the allowance for doubtful accounts, and $0.1 million of other items.

Interest Expense, Net

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Interest expense, net	$11.9	$0.3	$11.6	3,866.7%
% of net sales	4.4%	0.2%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $11.9 million for the third quarter of fiscal 2022 compared to $0.3 million for the same period last year. During the third quarter, the Company incurred approximately $1.1 million in costs associated with the amortization of fees for the Bridge Commitment established in association with the Dodge acquisition (see Note 13 of Part 1, Item 1 above), which was replaced during the quarter with the permanent financings discussed in Notes 5 and 9 of Part 1, Item 1 above. The increase in interest cost during the period is a result of the quarterly impact of the permanent financing in place.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Interest expense, net	$27.9	$1.1	$26.8	2,436.4%
% of net sales	4.7%	0.2%

Interest expense, net was $27.9 million for the first nine months of fiscal 2022 compared to $1.1 million for the first nine months of fiscal 2021. During the nine months ended January 1, 2022 the Company incurred approximately $16.6 million in costs associated with the amortization of fees for the Bridge Commitment and $11.3 million of interest expense on outstanding financing.

Other Non-operating Expense

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Other non-operating expense	$1.4	$(0.1)	$1.5	1,500.0%
% of net sales	0.5%	0.0%

Other non-operating expenses were $1.4 million for the third quarter of fiscal 2022 compared to $0.1 million for the same period in the prior year. For the third quarter of fiscal 2022, other non-operating expenses were comprised of $0.9 million of charges associated with the elimination of a domestic debt facility, $0.4 million of post retirement benefit costs, and $0.1 million of other items. For the third quarter of fiscal 2021, other non-operating income was comprised of $0.5 million of gains on marketable securities, partially offset by $0.2 million of foreign exchange loss and $0.2 million of other items.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Other non-operating expense	$0.6	$0.2	$0.4	200.0%
% of net sales	0.1%	0.0%

Other non-operating expenses were $0.6 million for the first nine months of fiscal 2022 compared to $0.2 million for the same period in the prior year. For the first nine months of fiscal 2022, other non-operating expenses were comprised of $0.9 million of charges associated with the elimination of a debt facility, $0.6 million of post retirement benefit costs, $0.1 million of foreign exchange loss, and $0.2 million of other items partially offset by $1.2 million of income associated with short-term marketable securities. For the first nine months of fiscal 2021, other non-operating expenses were comprised of $0.4 million of foreign exchange loss and $0.3 million of other items, partially offset by $0.5 million of gains on marketable securities.

Income Taxes

	Three Months Ended
	January 1, 2022	December 26, 2020
Income tax expense	$1.2	$4.7
Effective tax rate	105.6%	17.9%

Income tax expense for the three-month period ended January 1, 2022 was $1.2 million compared to $4.7 million for the three-month period ended December 26, 2020. Our effective income tax rate for the three-month period ended January 1, 2022 was 105.6% compared to 17.9% for the three-month period ended December 26, 2020. The effective income tax rate for the three-month period ended January 1, 2022 of 105.6% included $0.5 million of tax benefits associated with share-based compensation partially offset by $0.1 million of discrete tax expense; the effective income tax rate without these items would have been 134.6%. The tax rate for the third quarter was negatively impacted by the inclusion of certain pre-tax acquisition related charges that are not deductible for tax purposes. The effective income tax rate for the three-month period ended December 26, 2020 of 17.9% includes $1.0 million of tax benefit associated with share-based compensation. The effective income tax rate without these benefits and other items for the three-month period ended December 26, 2020 would have been 21.4%.

	Nine months Ended
	January 1, 2022	December 26, 2020

Income tax expense	$10.8	$15.7
Effective tax rate	24.7%	19.6%

Income tax expense for the nine-month period ended January 1, 2022 was $10.8 million compared to $15.7 million for the nine-month period ended December 26, 2020. Our effective income tax rate for the nine-month period ended January 1, 2022 was 24.7% compared to 19.6% for the nine-month period ended December 26, 2020. The effective income tax rate for the nine-month period ended January 1, 2022 of 24.7% included $2.7 million of tax benefits associated with share-based compensation partially offset by $1.9 million of discrete tax expense primarily associated with establishing a valuation allowance on a loss carryforward; the effective income tax rate without these benefits would have been 26.4%. The tax rate for the nine months ended January 1, 2022 was negatively impacted by the inclusion of certain pre-tax acquisition related charges that are not deductible for tax purposes. The effective income tax rate for the nine-month period ended December 26, 2020 of 19.6% includes $1.7 million of tax benefit associated with share-based compensation. The effective income tax rate without these benefits and other items for the nine-month period ended December 26, 2020 would have been 21.5%.

Segment Information

We previously reported our financial results under four operating segments (Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products), but the Dodge acquisition has resulted in a change in the internal organization of the Company and how our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, we will now report our financial results under two operating segments: Aerospace/Defense; and Industrial. Financial information for fiscal 2021 has been recast to conform to the new segment presentation. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Total net sales	$93.2	$93.3	$(0.1)	(0.1)%

Gross margin	$37.5	$38.1	$(0.6)	(1.5)%
% of segment net sales	40.2%	41.6%

SG&A	$7.1	$7.1	$(0.0)	(0.0)%
% of segment net sales	7.6%	7.6%

Net sales decreased $0.1 million, or 0.1%, for the three months ended January 1, 2022 compared to the same period last year. Commercial aerospace increased during the period 7.5% year over year. The aerospace OEM component was up 10.5%, demonstrating early signs of a recovery in the OEM markets. This was further evidenced by continuing expansion of our backlog during the period. Our defense markets, which represent about 38.0% of sales, decreased by approximately 10.3% during the period. These markets were impacted by the timing of deliveries to certain government customers which require sign off or achievement of certain milestones prior to shipment. Overall distribution and aftermarket sales, which represent a little less than 20.0% of segment sales, were down 14.8% year over year.

Gross margin as a percentage of segment net sales was 40.2% for the third quarter of fiscal 2022 compared to 41.6% for the same period last year. The decrease in gross margin as a percentage of net sales was driven by product mix during the period.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Total net sales	$276.5	$299.8	$(23.3)	(7.8)%

Gross margin	$112.7	$122.0	$(9.3)	(7.6)%
% of segment net sales	40.8%	40.1%

SG&A	$21.7	$21.5	$0.2	0.8%
% of segment net sales	7.8%	7.2%

Net sales decreased $23.4 million, or 7.8%, for the nine months ended January 1, 2022 compared to the same period last year. The 7.8% decrease was primarily driven by a 7.5% decrease in our commercial aerospace market, both OEM and aftermarket, while our defense market is down 7.7% year over year for reasons outlined above. During the year, as evidenced in the quarter discussion above, we have noted improvement in the sales and orders to our commercial aerospace customers. Although the recovery has taken longer than previously anticipated, our backlog and recent results reflect the early stages of this process which we expect to continue to see in the future. Overall distribution and aftermarket sales were down 16.9% year over year as excess channel inventory is consumed.

Gross margin as a percentage of net sales increased to 40.8% for the first nine months of fiscal 2022 compared to 40.1% for the same period last year. Gross margin for the nine-month period ended January 1, 2022 was impacted by approximately $0.9 million of inventory rationalization costs associated with a consolidation efforts at one of our facilities.

Industrial Segment

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Total net sales	$173.8	$52.6	$121.2	230.4%

Gross margin	$55.9	$17.5	$38.4	218.6%
% of segment net sales	32.2%	33.3%

SG&A	$18.2	$4.4	$13.8	313.3%
% of segment net sales	10.5%	8.4%

Net sales increased $121.2 million, or 230.4%, for the three months ended January 1, 2022 compared to the same period last year. The increase was primarily due to two months of Dodge sales in fiscal 2022 and continued strong performance across the majority of our industrial markets. Excluding Dodge sales of $110.0 million, net sales increased $11.2 million, or 21.3%, period over period. This increase was driven by performance in semiconductor, energy, mining, and the general industrial markets. Sales to distribution and the aftermarket reflected more than 60.0% of our quarterly industrial sales. These distribution and aftermarket sales increased 445.1% compared to the same quarter in the prior year, and 15.5% on an organic basis.

Gross margin for the three months ended January 1, 2022 was 32.2% of net sales, compared to 33.3% in the comparable period in fiscal 2021. The gross margin for the third quarter of fiscal 2022 included the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition. Gross margin for the third quarter of fiscal 2021 was impacted by approximately $0.8 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

Total net sales	$307.6	$148.9	$158.7	106.6%

Gross margin	$106.9	$49.7	$57.2	115.2%
% of segment net sales	34.8%	33.4%

SG&A	$29.8	$13.0	$16.8	129.2%
% of segment net sales	9.7%	8.7%

Net sales increased $158.7 million, or 106.6%, for the nine months ended January 1, 2022 compared to the same period last year. The increase was primarily due to two months of Dodge sales in fiscal 2022 and strong performance across our industrial markets. Excluding Dodge sales, net sales increased $48.7 million, or 32.7%, period over period. Sales to distribution and the aftermarket increased 182.6% over last year, and 28.3% on an organic basis. The overall segment increase, excluding the addition of Dodge, was driven by performance in semiconductor, energy, mining, and the general industrial markets.

Gross margin for the nine months ended January 1, 2022 was 34.8% of net sales, compared to 33.4% in the comparable period in fiscal 2021. The gross margin for the first nine months of fiscal 2022 included the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition. Gross margin for the first nine months of fiscal 2021 was impacted by approximately $2.8 million in inventory rationalization costs associated with the consolidation of certain manufacturing facilities..

Corporate

	Three Months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

SG&A	$17.9	$14.2	$3.7	25.9%
% of total net sales	6.7%	9.8%

Corporate SG&A was $17.9 million, or 6.7% of sales for the third quarter of fiscal 2022 compared to $14.2 million, or 9.8% of sales for the same period last year. The year over year increase was primarily due to an increase in personnel costs and professional fees during the period.

	Nine months Ended
	January 1, 2022	December 26, 2020	$ Change	% Change

SG&A	$51.2	$44.1	$7.1	16.1%
% of total net sales	8.8%	9.8%

Corporate SG&A increased $7.1 million for the nine months ended January 1, 2022 compared to the same period last year due to an increase in personnel costs, professional fees, and travel related costs.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Notes 5, 10 and 13.

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

From time to time, we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, relocate, consolidate or otherwise dispose of those operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur significant cash or non-cash charges in connection with them.

Liquidity

As of January 1, 2022, we had cash and cash equivalents of $255.5 million, of which, approximately $29.4 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Company entered into the New Credit Agreement with Wells Fargo and the other lenders party thereto on November 1, 2021 and terminated the 2015 Credit Agreement. The New Credit Agreement provides the Company with (a) the $1,300.0 million Term Loan Facility, which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 million Revolving Credit Facility. Debt issuance costs associated with the New Credit Agreement totaled $14.9 million and will be amortized over the life of the New Credit Agreement. When the 2015 Credit Agreement was terminated the Company wrote off $890 of previously unamortized debt issuance costs relating to the 2015 Credit Agreement.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company's consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company's margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of January 1, 2022, the Company’s commitment fee rate is 0.25% and the letter of credit fee rate is 1.75%.

The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments as set forth in Part I, Item 1 – Note 10, with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility.

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

As of January 1, 2022, $1,300.0 million was outstanding under the Term Loan Facility and none of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.5 million under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 million aggregate principal amount of the Senior Notes and used the approximately $492.0 million of net proceeds from the issuance (after deducting initial purchasers’ discounts and commissions and offering expenses) to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to the Indenture with Wilmington Trust, National Association, as trustee. The Indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain covenants will be suspended.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the New Credit Agreement.

Interest on the Senior Notes accrues from October 7, 2021 at a rate of 4.375% and will be payable semi–annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2022.

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at any time on or after October 15, 2024 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings completed before October 15, 2024, at a redemption price equal to 104.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount, plus a “make–whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to purchase the Senior Notes.

Foreign Term Loan and Revolving Credit Facility

Our Foreign Credit Agreements with Credit Suisse (Switzerland) Ltd. provided us with financing to acquire Swiss Tool in 2019 and provide future working capital for Schaublin, our foreign subsidiary. The Foreign Credit Agreements provide (a) the Foreign Term Loan, a CHF 15.0 million (approximately $15.4 million) term loan, which expires on July 31, 2024, and (b) the Foreign Revolver, a CHF 15.0 million (approximately $15.4 million) revolving credit facility, which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million) and are being amortized throughout the life of the Foreign Credit Agreements. As of January 1, 2022, approximately $0.1 million in unamortized debt issuance costs remain.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of January 1, 2022, Schaublin was in compliance with all such covenants.

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

As of January 1, 2022, there was approximately $2.1 million outstanding under the Foreign Term Loan and no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16.1 million under the Foreign Revolver as of January 1, 2022. Schaublin’s required future principal payments are approximately $0 for the remainder of fiscal 2022, $0 for fiscal 2023 and fiscal 2024 and $2.1 million for fiscal 2025.

Cash Flows

Nine-month Period Ended January 1, 2022 Compared to the Nine-month Period Ended December 26, 2020

The following table summarizes our cash flow activities:

	FY22	FY21	$ Change
Net cash provided by (used in):
Operating activities	$133.4	$110.6	$22.8
Investing activities	(2,839.5)	(83.6)	(2,755.9)
Financing activities	2,810.3	(4.6)	2,814.9
Effect of exchange rate changes on cash	0.2	0.5	(0.3)
Increase in cash and cash equivalents	$104.4	$22.9	$81.5

During the first nine months of fiscal 2022, we generated cash of $133.4 million from operating activities compared to $110.6 million of cash generated during the same period of fiscal 2021. The increase of $22.8 million for fiscal 2022 was mainly a result of the favorable impact of a net change in operating assets and liabilities of $24.4 million and a favorable change in non-cash charges of $30.2 million, offset by a decrease in net income of $31.8 million. It is important to note that our net income was affected by approximately $21.6 million of non-recurring costs related to the Dodge acquisition. Further, cash flows from operating activities only include two months of cash flow activity from Dodge. The favorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from $17.2 million of amortization of deferred financing costs, $2.2 million of share-based compensation charges, $12.6 million of depreciation and amortization and $0.9 million of costs related to the extinguishment of debt partially offset by unfavorable changes of $1.8 million in deferred taxes and $0.9 million of loss on disposition of assets.

The following chart summarizes the favorable change in operating assets and liabilities of $24.4 million for fiscal 2022 versus fiscal 2021 and the favorable change of $19.1 million for fiscal 2021 versus fiscal 2020.

	FY22	FY21
Cash provided by (used in):
Accounts receivable	$(29.2)	$13.0
Inventory	(3.8)	16.0
Prepaid expenses and other current assets	(10.1)	1.8
Other noncurrent assets	11.5	(5.3)
Accounts payable	45.6	(11.4)
Accrued expenses and other current liabilities	10.6	(0.5)
Other noncurrent liabilities	(0.2)	5.5
Total change in operating assets and liabilities:	$24.4	$19.1

During the first nine months of fiscal 2022, we used $2,839.5 million for investing activities as compared to $83.6 million used during the first nine months of fiscal 2021. This increase in cash used was attributable to the acquisition of Dodge for $2,908.2 million and an increase in capital expenditures of $13.0 million partially offset by proceeds from the sale of $120.5 million of highly liquid marketable securities during the current period and $45.1 million less in purchase of marketable securities compared to the same period in the prior year. The prior year also included $0.3 million of purchase accounting adjustments related to the acquisition of Swiss Tool.

During the first nine months of fiscal 2022, we generated $2,810.3 million from financing activities compared to $4.6 million used during the first nine months of fiscal 2021. This increase in cash generated was primarily attributable to $1,286.2 million of net proceeds received from the Term Loan Facility, $494.2 million of net proceeds received from the Senior Notes, $605.5 million of net proceeds received from the issuance of common stock during the current period, $445.3 million of net proceeds received from the issuance of preferred stock during the current period, and $11.6 million more exercises of share-based awards partially offset by $20.0 million of finance fees paid in connection with credit facilities and senior notes in the current period, $5.8 million more payments made on outstanding debt, $1.4 million more treasury stock purchases and $0.7 million in principal payments made on finance lease obligations during the current fiscal year.

Capital Expenditures

Our capital expenditures were $14.9 million and $21.8 million for the three- and nine-month periods ended January 1, 2022, respectively. We expect to make additional capital expenditures of $7.0 million to $12.0 million during the remainder of fiscal 2022 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are materially consistent with what we disclosed in our Form 10-K for the fiscal year ended April 3, 2021 with the exception of what we’ve disclosed within Note 10 included in Part I, Item 1 of this report and additional lease obligations resulting from the acquisition of Dodge. The Company’s total lease obligations are $3.0 million for the remainder of fiscal 2022, $11.9 million for fiscal 2023, $10.1 million for fiscal 2024, $8.6 million for fiscal 2025, $8.0 million for fiscal 2026, $8.2 million for fiscal 2027 and $71.1 million thereafter.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2021 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2022 other than the following:

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

Off-Balance Sheet Arrangements

As of January 1, 2022, we had no significant off-balance sheet arrangements other than $3.6 million of outstanding standby letters of credit, all of which were under the Revolving Credit Facility.

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

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

● Australia – Australian dollar	● India – rupee
● Canada – Canadian dollar	● Mexico – peso
● China – Chinese yuan	● Poland – zloty
● France – euro	● Switzerland – Swiss franc
● Germany – euro

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% and 11% of our net sales were impacted by foreign currency fluctuations for the three- and nine-month periods ended January 1, 2022, respectively, compared to 11% and 10% for the three- and nine-month periods ended December 26, 2020, respectively. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of January 1, 2022, we had no derivatives.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 1, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2022, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

As discussed within Note 13 included within Part I, Item 1 of this report, we acquired Dodge on November 1, 2021. We are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of our internal control over financial reporting for our 2023 fiscal year.

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

As of January 1, 2022, we had approximately $1,790.3 million of total debt, net of deferred issuance costs, as a result of the completion of the Dodge acquisition. This debt could or will have important consequences, including, but not limited to:

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

The $1,300.0 million outstanding under the Term Loan Facility bears interest at a variable rate. As a result, increases in interest rates would increase the cost of servicing the Term Loan Facility, and could materially reduce our profitability and cash flows. We have not entered into interest rate cap agreements on the Term Loan Facility. In addition, a transition away from the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the applicable interest rate may affect the cost of servicing the Term Loan Facility. The Financial Conduct Authority of the United Kingdom has announced that it plans to no longer persuade or compel banks to submit rates for the calculation of LIBOR at some point in the future. Although the Term Loan Facility provides for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase–out of LIBOR cannot be entirely predicted at this time. The Credit Agreement for the Term Loan Facility includes language which would allow us to modify the rate used if and when the LIBOR phase-out occurs. The Company is currently evaluating whether or not to enter into an interest rate swap agreement to hedge our risk.

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

Total share repurchases under the 2019 plan for the three months ended January 1, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
10/03/2021 – 10/30/2021	171	$226.32	171	$81,184
10/31/2021 – 11/27/2021	—	—	—	81,184
11/28/2021 – 01/01/2022	6,490	194.34	6,490	$79,923
Total	6,661	$195.16	6,661

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 10, 2022

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	February 10, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.