Form 10-K
period 2022-04-02
RBC Bearings INC
filed 2022-05-26
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended April 2, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________to _________

Commission file number 001-40840

RBC BEARINGS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center, Oxford, CT	06478
(Address of principal executive offices)	(Zip Code)

(203) 267-7001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ROLL	Nasdaq Global Select
5.00% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share	ROLLP	Nasdaq Global Select

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on October 2, 2021 (based on the October 1, 2021 closing sales price of $214.36 of the registrant’s Common Stock, as reported by the Nasdaq Global Select Market) was approximately $6,188,676,826.

As of May 20, 2022, RBC Bearings Incorporated had 28,880,640 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 8, 2022, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 00042	Auditor Name: Ernst & Young LLP	Auditor Location: Stamford, CT

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing, gearing and engineered component markets where we believe our value-added engineering and manufacturing capabilities, and application expertise enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 56 facilities in 10 countries, of which 37 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

The Bearing, Gearing and Engineered Component Industry

The bearing, gearing and engineered component industry is a fragmented multi-billion-dollar market. Purchasers of bearings, gearings and engineered components include producers of commercial and military aircraft, submarine and vehicle equipment, energy equipment, machinery manufacturers, industrial equipment and machinery manufacturers, construction machinery manufacturers, rail and train equipment manufacturers, packaging and canning machinery manufacturers, agriculture and mining equipment manufacturers, and specialized equipment manufacturers, as well as distributors who service the aftermarket for these products.

Demand for bearings, gearing and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy, marine, food and beverage, packaging and canning, semiconductor, and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic volume worldwide determines demand for our solutions. Activity in the defense market is influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings, gearing and engineered components.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings, essential systems and engineered components. We classify our customers into two principal categories: industrial and aerospace/defense. These principal end markets utilize a large number of both commercial and specialized bearings, gearings and engineered components. Although we provide a relatively small percentage of total bearings, gearings and engineered components supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8, Note 18 of this Annual Report on Form 10-K.

Industrial Market (60% of net sales for the fiscal year ended April 2, 2022)

We manufacture bearings, gearing and engineered components for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, marine, rail and train, food and beverage, packaging and canning, semiconductor machinery, wind, and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, Komatsu and Kurt Manufacturing and various aftermarket distributors including Motion Industries, Applied Industrial, BDI, Kaman and Purvis Industries. We believe that the diversification of our sales among the various segments of the industrial markets and channels reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements. Our acquisition of Dodge Industrial on November 1, 2021, contributed $291.9 million of revenue from the industrial market in the second half of fiscal 2022.

Aerospace/Defense Market (40% of net sales for the fiscal year ended April 2, 2022)

We supply bearings and engineered components for use in commercial, private and military aircraft and aircraft engines, guided weaponry, space and satellites and vision and optical systems, and military marine and ground applications.

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

We manufacture bearings and engineered components used by the U.S. Department of Defense (the “DOD”) and certain foreign governments for use in fighter jets, troop transports, naval vessels, helicopters, gas turbine engines, armored vehicles, guided weaponry, spaceflight and satellites. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Our bearings and engineered components are manufactured to conform to U.S. military specifications and are typically custom-designed during the original product design phase, which often makes us the sole or primary supplier for the life of that product. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace and defense customers include the U.S. Department of Defense, Boeing, Airbus, Newport News Shipbuilding, Lockheed Martin, Northrop Grumman, Raytheon and various aftermarket distributors including National Precision Bearing, Jamaica Bearings, Wencor, and Wesco Aircraft. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, share gains, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2022, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 16% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Our two reportable business segments are aligned with the end-markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

Net Sales and Percent of Sales for the Fiscal Year Ended (Dollars in millions)
Segment	April 2, 2022	April 3, 2021	March 28, 2020	Representative Applications
Industrial	$561.4 60%	$212.8 35%	$220.1 30%

●    Mining, energy, construction, wind equipment and material handling

●    Packaging and canning machinery

●    Semiconductor equipment

●    Hydraulics, valves and fasteners

●    Industrial gears, components and collets

Aerospace/Defense	$381.5 40%	$396.2 65%	$507.4 70%	● Airframe control and actuation ● Aircraft engine controls and landing gear ● Missile launchers ● Aircraft hydraulics ● Radar and night vision systems ● Space applications

Products

Bearings, gearing and engineered components are employed to perform several functions including reduction of friction, transfer of motion, carriage of loads, and control of pressure and flows. We design, manufacture and market a broad portfolio of bearings, gearing and engineered components.

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

Ball Bearings. Ball bearings are devices that utilize high precision ball elements to reduce friction in high-speed applications. We specialize in four main types of ball bearings: high precision aerospace, airframe control, thin section, and industrial ball bearings. High precision aerospace bearings are primarily sold to customers in the defense industry that require more technically sophisticated bearing products providing a high degree of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. We produce a general line of industrial ball bearings sold primarily to the aftermarket.

Mounted Bearings. Mounted bearings are fully assembled bearings with a wide range of shaft attachment methods, rolling elements, housing materials and configurations offering a variety of sealing solutions. Mounted bearing products include mounted ball bearings, mounted roller bearings and mounted plain bearings, and are used in light to heavy loads, and in clean, corrosive or harsh environments. Mounted roller bearings are pre-machined to allow field installation of the Dodge bearing sensor, adding remote monitoring capability in difficult to access applications and unsafe environments. Applications include unit and bulk material handling, industrial air handling, large rotor fans, food processing, roll-out tables, and forest pulp and paper processing equipment.

Enclosed Gearing. We provide a broad range of enclosed gearing product lines including Quantis Gearmotor (helical style gearing with modular configurations and a variety of mounting methods), Torque Arm (shaft-mount gearing with helical style gearing and v-belt input for first stage reduction), Tigear (single reduction, right angle gear reducers with worm style gearing), MagnaGear & Maxum (parallel reducers with helical and planetary style gearing) and Controlled Start Transmission (planetary style gearing with hydraulic clutch package used for soft starting large conveyors). Applications include unit and bulk handling, food processing, roll-out tables, and forest pulp and paper processing equipment.

Motion Control Components. Power transmission components are of three types: mechanical drive components (offering V belt sheaves, synchronous sprockets, bushings and belts) used to change rotational speed between two pieces of equipment; couplings used to transmit torque between two rotating pieces of equipment, such as a motor and a gearbox; and conveyor components, which transfer torque from the mechanical drive equipment to the conveyor belt in bulk material handling applications. Applications include unit and bulk material handling, industrial air handling, large rotor fans, food processing, roll-out tables, and forest pulp and paper processing equipment.

Engineered Components. Engineered components include highly engineered hydraulics and valves, fasteners, precision mechanical components and machine tool collets. Engineered hydraulics and valves are used in aircraft and submarine applications and aerospace and defense aftermarket services. Precision mechanical components are used in all general industrial applications where some form of movement is required. Machine tool collets are cone-shaped metal sleeves used for holding circular or rod-like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations.

Product Design and Development

We produce specialized bearings and engineered components that are often tailored to the specifications of a customer or application. Our sales professionals are highly experienced engineers who collaborate with our customers to develop bearing and engineered component solutions. The product development cycle can follow many paths, which are dependent on the end market or sales channel. The process normally takes between three and six years from concept to sale depending upon the application and the market. A typical process for a major OEM project begins when our design engineers meet with the customer at the machine design conceptualization stage and work with them through the conclusion of the product development.

Often, at the early stage, a bearing or engineered component design is produced that addresses the expected demands of the application including load, stress, heat, thermal gradients, vibration, lubricant supply, pressure and flows, and corrosion resistance, with one or two of these environmental constraints being predominant in the design consideration. A bearing or engineered component design must perform reliably for the period of time required by the customer’s product objectives.

Once a bearing or engineered component is designed, a mathematical simulation is created to replicate the expected application environment and thereby allow optimization with respect to these design variables. Upon conclusion of the design and simulation phase, samples are produced and laboratory testing commences at one of our test laboratories. The purpose of this testing phase is not only to verify the design and the simulation model but also to allow further design improvement where needed. The last phase is field testing by the customer, after which the product is ready for sale.

For many of our Aerospace/Defense products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the DOD or the Federal Aviation Administration (“FAA”), which allows us to supply the product to the OEM customer and to the aftermarket. We currently have a significant number of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered component.

Manufacturing and Operations

Our manufacturing strategies are focused on product reliability, quality, safety and service. Custom and standard products are produced according to manufacturing schedules that ensure maximum availability of popular items for immediate sale while carefully considering the economies of lot production and special products. Capital programs and manufacturing methods development are focused on quality improvement, production costs, safety and service. A monthly review of product line production performance assures an environment of continuous attainment of profitability and quality goals.

Capacity. Our plants currently run on a full first shift with second and third shifts at select locations to meet the demands of our customers. We believe that current capacity levels and future annual estimated capital expenditures on equipment up to approximately 2.5% to 3.0% of net sales should permit us to effectively meet demand levels for the foreseeable future.

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

We have developed our sales force through the hiring of sales personnel with prior industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers, aftermarket customers and the end users of bearings and engineered components that require local inventory and service. We intend to continue to focus on building distributor sales volume.

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

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in Australia, Canada, France, India, Mexico, the People’s Republic of China and Switzerland. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Regal Rexnord, Precision Castparts and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well-positioned to compete with regard to each of these factors in each of the markets in which we operate.

Product Qualifications. Many of the products we produce are qualified for the application by the OEM, the DOD, the FAA, the user or a combination of these. These credentials have been achieved for thousands of distinct items after years of design, testing and improvement. Applicable Dodge products are compliant as required with related communications, safety, and Ex certifications for use in North America, Mexico, the EU, as well as other select international locations. This includes, but is not limited to, ATEX, IECEx, NYCE NOM, and C/US declarations of conformity. Several of our products are protected by patents, and we believe that in many cases we have strong brand identity or we are the sole source for products for a particular application.

Product Line Breadth. Our products encompass a broad range of designs which often create a critical mass of complementary bearings, essential systems and engineered components for our markets. This position provides many of our industrial and aerospace customers with a single manufacturer to provide the engineering service and product breadth needed to achieve a series of OEM design objectives and/or aftermarket requirements. This enhances our value to the OEM considerably while strengthening our overall market position.

Service. Product design, performance, reliability, availability, quality, and technical and administrative support are elements that define the service standard for this business. Our customers are sophisticated and demanding, as our products are fundamental and enabling components to the manufacturing or operation of their machinery. We maintain inventory levels of our most popular items for immediate sale and service. Our customers have high expectations regarding product availability and quality, and the primary emphasis of our service efforts is to provide the widest possible range of available products delivered on a timely basis.

Price. We believe our products are priced competitively in the markets we serve and we continually evaluate our manufacturing and other operations to maximize efficiencies in order to maintain competitive prices while maximizing our profit margins. We invest considerable effort to develop our price-to-value algorithms and we price to market levels where required by competitive pressures.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw materials are steel and cast iron. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which fluctuate as a result of supply and demand driven by economic conditions in the marketplace. For further discussion of the possible effects of changes in the cost of raw materials on our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Backlog

As of April 2, 2022, we had order backlog of $603.1 million compared to a backlog of $394.8 million in the prior fiscal year. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 3,549 people at our 37 U.S. facilities, approximately 4% of which are exempt and 96% are non-exempt. In addition, we employ 1,343 people at our 19 facilities located in Canada, Mexico, France, Switzerland, Germany, Poland, India, Australia and China. Nearly all of our personnel are RBC employees rather than independent contractors, temporaries or third-party labor provider personnel.

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

Training. An important part of achieving our human capital objective is our in-house training programs – RBC University, Materials University, Mechanical Engineering Training and the Dodge Customer, Application, Product Training (CAPT) Program. These programs provide our employees with a uniform foundation regarding how we do business, expand their subject matter expertise, and develop the various leadership positions across our organization, including plant management and general management. We also offer a tuition reimbursement program for many employees wishing to further their classroom education in their chosen field.

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

Workplace Safety. Safety is of paramount importance to RBC and so we go to great lengths in striving for a zero-incident workplace that is consistent with our mandate to produce the highest quality, highly engineered components for our customers. Our general managers and operations managers are charged with creating and maintaining the highest standards of safety for employees, visitors and the local community through the use of industry best practices at their facilities. Monthly, each of our facilities reports to senior leadership on key safety metrics and we maintain a proactive approach in assessing and mitigating risk through root cause analysis, communication, training and teamwork.

As part of the nation’s critical infrastructure sectors (defense industrial base sector and critical manufacturing sector) RBC was required to operate our manufacturing facilities during the COVID-19 pandemic using a mostly in-person workforce. We implemented strict cleaning, social distancing, quarantining and other safety measures to minimize the risk to our employees of contracting COVID-19 at work.

Intellectual Property

We own U.S. and foreign patents and trademark registrations and U.S. copyright registrations and have U.S. trademark and patent applications pending. We file patent applications and maintain patents to protect certain technology, inventions and improvements that are important to the development of our business, and we file trademark applications and maintain trademark registrations to protect product names that have achieved brand-name recognition among our customers. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Many of our brands are well recognized by our customers and are considered valuable assets of our business. We do not believe, however, that any individual item of intellectual property is material to our business.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2023.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	Effects of the COVID-19 pandemic;

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Changes in marketing, product pricing and sales strategies, or development of new products by us or our competitors;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	Conditions that adversely affect the business of any of our significant customers;

●	Our ability to obtain and retain product approvals;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Unexpected equipment failures or catastrophic events;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;

●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;

●	Risks associated with utilizing information technology systems;

●	Risks associated with operating internationally, including currency translation risks;

●	Investors’ perceptions of us and our industry;

●	Risks associated with the Dodge acquisition including the possible failure to realize the anticipated benefits from the acquisition and problems with the integration of Dodge with our legacy business;

●	Risks associated with the substantial amount of debt we incurred to finance the Dodge acquisition; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

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

Risk Factors Relating to Our Company

Our business, operating results, cash flows or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock or preferred stock could decline due to any of these risks, and you could lose all or part of your investment. You should carefully consider these risks before investing in shares of our common stock or preferred stock.

The bearings, engineered components and essential systems industries are highly competitive, and competition could reduce our profitability or limit our ability to grow.

The global bearings, engineered components and essential systems industries are highly competitive, and we compete with many U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens than us. We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearings, engineered components and essential systems industries we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, cash flows and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors, could result in a material reduction in our revenues, cash flows and profitability.

The loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability.

Our top ten customers generated approximately 36%, 36% and 34% of our net sales during fiscal 2022, 2021 and 2020, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us. For example, due to Boeing’s 737 MAX production temporary shutdown, we experienced the suspension or cancellation of orders for product used in the 737 MAX airframe and engines over the last 24 months. In addition, in fiscal 2021 and fiscal 2022 we experienced reduced purchasing from customers whose businesses were constrained by the COVID-19 pandemic.

The consolidation and combination of manufacturers could eliminate customers and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has significantly reduced the overall number of defense contractors. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship between one of our competitors and the acquiring company, or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidations could have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues, cash flows and profitability.

Our results have been and are likely to continue to be impacted by the COVID-19 pandemic.

The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread have caused, and are expected to continue to cause, world-wide business disruption, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order cancellations and deferrals. As a result, the pandemic had an adverse effect on our financial results and business operations throughout fiscal 2021, which contributed to the 16.3% decline in our revenue from the prior fiscal year. The lower demand for our products made it necessary to reduce our workforce and consolidate certain of our production facilities. We continued to see the pandemic’s adverse effect on our business during fiscal 2022, and expect it to continue during fiscal 2023 although the severity and duration depend on future developments that are highly uncertain and unpredictable.

While we have been able to keep our operations open for the most part during the pandemic and COVID-19 vaccines have become widely available, it remains possible that there could be future increases in the COVID-19 infection rate as new variants of the virus develop, which could result in governmental orders or COVID-19 outbreaks among the local workforce that necessitate the closure of any of our operations or those of any of our critical suppliers, which would adversely affect our production. In addition, operations that remain open may be adversely affected by personnel shortages, which could impair the operation’s efficiency.

Demand for our products would be affected if the pandemic leads to the closure of any operations of our significant customers. For example, Boeing’s temporary shut-down of its two primary production facilities in April 2020 led to the cancellation or deferral of various orders for our products that support Boeing production. In addition, demand for our commercial aerospace products was adversely affected by the significant reduction in commercial air travel during the pandemic.

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

The COVID-19 pandemic caused a significant reduction in air travel, which lead various airlines to delay or cancel previously-scheduled aircraft purchases. This reduction in new aircraft purchases has had an adverse effect on our sales of bearings and component parts.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2022, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 16% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

Fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability.

Our business is dependent on the availability and costs of subcomponents, raw materials, particularly steel (generally in the form of stainless and chrome steel, which are commodity steel products), and energy resources. The availability and prices of subcomponents, raw materials and energy resources may be subject to change due to, among other things, new laws or regulations, economic inflation, suppliers’ allocations to other purchasers, interruptions in production or deliveries by suppliers (including interruption caused by the COVID-19 pandemic), and changes in exchange rates and supplier costs and profit expectations. The United States has imposed tariffs on steel and aluminum imports, and could impose tariffs on other items that we import, which could increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative supply sources, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain subcomponents or raw materials. Disruptions in the supply of subcomponents, raw materials or energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these items from other sources, which could thereby affect our net sales and profitability.

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

From time to time the U.S. government has imposed tariffs on the importation of various products that we use to produce our finished goods, and various foreign countries, including the People’s Republic of China, have or could impose retaliatory tariffs on our products exported to those countries. While this situation has not had a material adverse effect on our business in the past, future tariffs on our foreign-sourced supplies and/or our finished goods exported to other countries could adversely impact our operating costs or demand for our products.

Some of our products and operations are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability.

Essential to servicing the aerospace market is the ability to obtain product approvals. We have a substantial number of product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the FAA to designated OEMs who are Production Approval Holders of FAA-approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace market. Regulations enacted by the FAA provide for an independent process (the PMA process) that enables suppliers who currently sell their products to the Production Approval Holders to also sell products to the aftermarket. Our foreign sales may be subject to similar approvals or U.S. export control restrictions. We cannot assure you that we will not lose approvals for our aerospace products in the future. The loss or suspension of product approvals could result in lost sales and materially reduce our revenues, cash flows and profitability.

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

As a U.S. government contractor, we are subject to various procurement and other laws, regulations and contract terms applicable to our industry, including the FAR, the DFARS, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and CAS, and we could be adversely affected by any negative finding by the U.S. government as to our compliance with them, including suspension or debarment from future government contracting.

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

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber events and to mitigate the damage from successful events. A cyber event occurred during the last week of February 2021 that disrupted our IT systems. We took immediate steps to address the incident, including engaging two IT security and forensics experts to assess the impact to any affected data and to correct the security weakness that was exploited in the event. Based upon the forensic review, there was no evidence of data access or exfiltration and no material impact to the operations of the Company. Since the cyber event the Company has implemented a variety of measures to enhance and modernize our systems to guard against similar incidents in the future, and is also enhancing the Company’s recovery capabilities in the event of future incidents. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our IT environment, improve the effectiveness of our systems, and strengthen our cybersecurity program. However, these upgrades and replacements may not result in the protection or improvements anticipated.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 8% of our U.S.-based hourly employees as of April 2, 2022. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

Our manufacturing processes are dependent upon critical pieces of turning, milling, grinding, and electrical equipment, and this equipment could, on occasion, be out of service as a result of unanticipated failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions. In the future, we could experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes. Interruptions in production capabilities would inevitably increase our production costs and reduce revenues, cash flows and profitability for the affected period.

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy.

The acquisition of businesses that complement or expand our operations is an important element of our business strategy. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, some of which, if consummated, could be significant to us. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, cash flow and growth.

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

Businesses that we acquire may have liabilities for which we are liable.

In order to complete an acquisition, it may be necessary for us to assume the liabilities of the acquired business, which was the case in the Dodge acquisition. These liabilities may be known at the time of the acquisition, but could be underestimated by us, or they may not be known to us until after the acquisition. In the case of an acquisition in which we do not assume all the liabilities of the acquired business, we obtain indemnification from the seller against the unassumed liabilities, although no assurance can be given that such indemnification will be sufficient in amount, scope or duration to fully offset the risk of the unassumed liabilities. Liabilities of acquired businesses that ultimately are borne by us (either because we assume them or our indemnification right proves to be insufficient or unenforceable) could have a material adverse effect on our business, financial condition or results of operations. In addition, after we complete an acquisition we may learn of other matters that adversely affect us, such as issues relating to the acquired business’s compliance with applicable laws, or issues relating to its supply chain, customer relationships or order demand.

Goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. As of April 2, 2022, we had $1,902.1 million of goodwill and $24.3 million of indefinite-lived intangibles, representing approximately 40% of our total assets. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

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

We have operations in Australia, Canada, France, Germany India, Mexico, the Peoples Republic of China, Poland and Switzerland. Of our 56 facilities in ten countries, 19 are located outside the U.S., including 10 manufacturing facilities in four countries.

In fiscal 2022, approximately 12% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions such as Dodge, which included operations in Australia, Canada, India, Mexico and China. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

Primarily, each of our foreign operations utilizes the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates" of this Annual Report on Form 10-K.

We may incur material losses for product liability and recall-related claims.

We are subject to a risk of product and recall-related liability in the event that the failure, use or misuse of any of our products results in personal injury, death or property damage or our products do not conform to our customers' specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, trains, automobiles, heavy trucks and farm equipment, many of which may be subject to government-ordered recalls as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. We currently maintain insurance coverage for product liability claims but not for recall-related claims. We cannot assure you that product liability claims, if made, would be covered by our insurance or would not exceed our insurance coverage limits. Claims that are not covered by insurance, or that exceed insurance coverage limits, could result in material losses. Claims that are covered by insurance could result in increased future insurance costs.

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

We could become subject to litigation claiming that our intellectual property or proprietary information infringes the rights of a third party. In that event, we could incur substantial defense costs and, if such litigation is successful, we could be required to pay the claimant damages for our past use of such intellectual property or proprietary information, and we could either be required to pay royalties for our use of it in the future or be prohibited from using it in the future. Our inability to use our intellectual property and proprietary information on a cost-effective basis in the future could have a material adverse effect on our revenue, cash flow and profitability. See Part I, Item 1. “Business—Intellectual Property” of this Annual Report on Form 10-K.

Cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability.

As of April 2, 2022, we had an order backlog of $603.1 million. However, orders included in our backlog may be subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

We believe that there are significant benefits and synergies to be realized through leveraging the products, scale and combined enterprise customer bases of our legacy business and our new Dodge business. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt operations if not implemented in a timely and efficient manner. The full benefits of the Dodge acquisition, including any anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the time frames we anticipate, or at all. Any data on the expected synergies from the Dodge acquisition included in the unaudited pro forma condensed combined financial information that was included in our Current Report on Form 8-K filed with the SEC on September 20, 2021 or in our purchase price allocation disclosed within Part II, Item 8, Note 8 of this report was based on various adjustments, assumptions and preliminary estimates made at that time. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows.

We may not be able to efficiently integrate Dodge into our operations.

The success of the Dodge acquisition, including its anticipated benefits and cost savings, depends, in part, on our ability to optimize our operations and integrate Dodge, its systems, operations and personnel into our legacy business. These activities will require time and involve dedication of various resources of the Company that would otherwise be dedicated to our other operations. These integration efforts may accordingly adversely affect our other operations to the extent such efforts take resources or attention away from those operations. If we experience difficulties in the integration process, the anticipated benefits of the Dodge acquisition may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurance that we will realize the operational or financial gains from the Dodge acquisition that we anticipated when we originally decided to acquire Dodge.

Additional challenges, risks and uncertainties we may encounter as part of the integration process include the following:

●	we may face significant costs of integration and compliance with any laws or regulations applicable to Dodge or our combined company;

●	we may experience delays in the integration of management teams, strategies, operations, products and services;

●	differences in business backgrounds, corporate cultures and management philosophies may delay the successful integration of Dodge’s management personnel into our operations;

●	we may be unable to retain key Dodge employees;

●	we may not be able to create and enforce uniform standards, controls, procedures, policies and information systems across our combined company;

●	we may face challenges in integrating complex systems, technology, networks and other assets of Dodge into our operations in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	there may be potential unknown liabilities and unforeseen increased expenses associated with the Dodge acquisition, including costs to integrate Dodge beyond current estimates; and

●	we may experience disruptions of, or the loss of momentum in, our legacy business or the Dodge businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Dodge acquisition, which could reduce earnings or otherwise adversely affect our business and financial results.

We incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments.

As of November 1, 2021, we had approximately $1,800.0 million of total debt as a result of the completion of the Dodge acquisition. As of April 2, 2022, our total debt was $1,688.3 million. This debt could or will have important consequences, including, but not limited to:

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

Additionally, our ability to comply with the financial and other covenants contained in our debt instruments could be affected by, among other things, changes in our results of operations, the incurrence of additional indebtedness, the pricing of our products, our success at implementing cost reduction initiatives, our ability to successfully implement our overall business strategy, or changes in industry-specific or general economic conditions which are beyond our control. The breach of any of these covenants could result in a default or event of default under our debt instruments, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our prospects, business, financial condition, results of operations and cash flows could be materially and adversely affected and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

Increases in interest rates would increase the cost of servicing our term loan and could reduce our profitability.

Our $1,300.0 million term loan bears interest at a variable rate. As of April 2, 2022, $1,200.0 million remains outstanding on this term loan. As a result, increases in interest rates would increase the cost of servicing the term loan, and could materially reduce our profitability and cash flows. A 1% increase in interest rates would increase our annual interest expense by approximately $12.0 million whereas a 1% decrease in interest rates would decrease our annual interest expense by approximately $12.0 million (assuming no repayments on the principal balance during the period). We have not entered into interest rate cap agreements on the term loan. In addition, a transition away from the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the applicable interest rate may affect the cost of servicing the term loan. The Financial Conduct Authority of the United Kingdom has announced that it plans to no longer persuade or compel banks to submit rates for the calculation of LIBOR in the coming years. Although the term loan provides for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.

Risk Factors Related to our Capital Stock

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

Our certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board, without stockholder approval. We utilized this authorization to issue 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in fiscal 2022. Certain terms of the MCPS could make an attempt to acquire RBC more difficult or expensive. In the future the Board could authorize the issuance of additional preferred stock with rights, preferences and privileges that rank equally with the MCPS, or that could have the effect of discouraging, delaying or preventing a change in control of us, or that could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any additional preferred stock, no assurance can be given that we will not do so in the future. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of preferred stock or any other capital stock that we may issue in the future.

We do not expect to pay cash dividends on our common stock in the foreseeable future and our ability to pay dividends on the MCPS is subject to various limitations.

Except for a $2.00 per common share special dividend paid in 2014, we have not paid any cash dividends on our common stock and we do not expect to pay cash dividends on the common stock in the foreseeable future. Instead, we plan to apply earnings and excess cash, if any, to the service of our debt, the payment of quarterly dividends on the MCPS, and the expansion and development of our business. Thus, any return on an investment in our common stock would depend solely on an increase, if any, in the market value of the common stock.

Our ability to pay dividends on the MCPS depends on several factors including:

●	The amount of cash we have on hand and cash generated by our business;

●	Our anticipated financing needs, including our debt service obligations;

●	The ability of our subsidiaries to distribute cash to our parent company, which issued the MCPS;

●	Regulatory restrictions on our ability to pay dividends, including those under the Delaware General Corporation Law; and

●	Contractual restrictions on our ability to pay dividends, including under our bank credit agreement with Wells Fargo.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office consists of 42,000 square feet located at One Tribology Center, Oxford, Connecticut, which we own, and our Dodge Industrial subsidiary has 74,970 square feet of office space in Greenville, South Carolina, which we lease. We also own or lease manufacturing facilities in the United States, China, Mexico, Switzerland and Poland as follows:

Manufacturing Facility Location	Owned/Leased	Square Footage
Arizona: Tucson	owned	155,000
California:
Baldwin Park	leased	30,000
Garden Grove	leased	18,000
Rancho Dominguez	owned	70,000
San Diego	leased	38,000
Santa Ana	owned	70,000
Santa Fe Springs	leased	40,000
Torrance	leased	72,000
Connecticut:
Fairfield	owned	80,000
Middlebury	owned	60,000
Oxford	owned	89,000
Torrington	owned	137,000
Georgia: Ball Ground	owned	40,000
Indiana:
Bremen	owned	50,000
Franklin	owned	30,000
Plymouth	owned	40,000
New Jersey: West Trenton	leased	86,000
North Carolina:
Marion	owned	271,000
Weaverville	leased	167,000
Ohio: Mentor	leased	57,000
Oklahoma: Oklahoma City	leased	75,000
South Carolina:
Belton	owned	187,000
Greenville	leased	264,000
Greer	leased	34,000
Hartsville	owned	148,000
Westminster	owned	78,000
Tennessee: Rogersville	leased	221,000
China: Shanghai	leased	62,000
Mexico:
Guaymas, Sonora	leased	70,000
Reynosa, Tamaulipas	leased	202,000
Tecate, Baja	leased	38,000
Poland: Mielec	owned	44,000
Switzerland:
Bürglen	leased	20,000
Delémont	owned	132,000

We also own or lease the following distribution centers:

Distribution Center Location	Owned/Leased	Square Footage
California: Rancho Dominguez	owned	4,000
Illinois: Hoffman Estates	leased	2,200
South Carolina: Bishopville	owned	77,000
Texas: Grand Prairie	leased	5,000
Tennessee; Crossville	leased	158,000
Australia; Sydney	leased	9,000
Canada:
Burlington	leased	7,000
Edmonton	leased	13,000
Mississauga	leased	40,000
St. Hubert	leased	7,000
India: Pune	leased	5,000

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board normally for a term of one year and/or until the appointment of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers as of May 26, 2022 are as follows:

Name	Age	Year Appointed	Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	76	1992	Chairman, President and Chief Executive Officer.
Daniel A. Bergeron	62	2017	Director, Vice President and Chief Operating Officer.
Patrick S. Bannon	57	2017	Vice President and General Manager.
Richard J. Edwards	66	1996	Vice President and General Manager.
John J. Feeney	53	2020	Vice President, General Counsel and Secretary. Served as Assistant General Counsel from 2014 to 2020.
Robert M. Sullivan	38	2020	Vice President and Chief Financial Officer. Served as Corporate Controller from 2017 to 2020.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock and Preferred Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “ROLL.” As of May 20, 2022, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter	$208.11	$185.00	$159.04	$103.09
Second Quarter	250.52	179.60	145.55	113.40
Third Quarter	242.74	188.51	184.83	114.49
Fourth Quarter	214.80	165.99	206.64	160.51

The last reported sale price of our common stock on the Nasdaq National Market on May 20, 2022 was $157.36 per share.

Our preferred stock is quoted on the Nasdaq National Market under the symbol “ROLLP.” As of May 20, 2022, there was one holder of record of our preferred stock.

The following table shows the high and low sales prices of our preferred stock as reported by the Nasdaq National Market during the periods indicated:

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter	$—	$—	$—	$—
Second Quarter	126.88	101.00	—	—
Third Quarter	122.74	101.17	—	—
Fourth Quarter	109.76	91.35	—	—

The last reported sale price of our preferred stock on the Nasdaq National Market on May 20, 2022 was $84.55 per share.

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

Total share repurchases under the 2019 plan for the three months ended April 2, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
01/02/2022 – 01/29/2022	-	$-	-	$79,923
01/30/2022 – 02/26/2022	4,982	174.65	4,982	79,053
02/27/2022 – 04/02/2022	-	-	-	$79,053
Total	4,982	$174.65	4,982

During the fourth quarter of fiscal 2022, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8, Note 15 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index and the Nasdaq Composite Index over the period from April 1, 2017 to April 2, 2022. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on April 1, 2017 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 2, 2022.

	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022
RBC Bearings Incorporated	$100.00	$127.92	$130.98	$113.30	$204.08	$201.41
Nasdaq Composite Index	100.00	120.76	133.60	131.04	237.37	252.78
Russell 3000 Index	100.00	113.81	123.79	110.70	185.17	205.53

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

We have omitted our discussion of fiscal 2020 from this section as permitted by Regulation S-K. Discussion and analysis of our financial condition and results of operations for fiscal 2020 can be found within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on May 21, 2021.

Overview

We are a well-known international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 56 facilities in 10 countries, of which 37 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2022 had 52 weeks and fiscal year 2021 had 53 weeks. We currently operate under two reportable business segments – Aerospace/Defense and Industrial:

●	Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, and marine and ground defense applications.

●	Industrial. This segment represents the end markets for the Company’s highly engineered bearings, gearings and precision components used in various industrial applications including: power transmission; construction, mining, energy and specialized equipment manufacturing; semiconductor production equipment manufacturing; agricultural machinery, commercial truck and automotive manufacturing; and tool holding.

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 27 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

Recent Significant Events

Acquisition of Dodge

On November 1, 2021, the Company purchased 100% of the capital stock of Dodge Mechanical Power Transmission Company Inc. (now known as Dodge Industrial, Inc.), and certain other assets relating to ABB Asea Brown Boveri Ltd’s mechanical power transmission business. Collectively, this acquired business is referred to as “Dodge.” The purchase price was approximately $2,908.2 million, net of cash acquired and subject to certain adjustments. The purchase price was paid with a mix of financing and cash on hand. Financing for the Dodge acquisition is discussed further within the “Liquidity and Capital Resources” section below.

With offices in Greenville, South Carolina, Dodge is a leading manufacturer of mounted bearings, gearings, motion control products and mechanical products with market-leading brand recognition. Dodge manufactures a complete line of mounted bearings, enclosed gearing and power transmission components across a diverse set of industrial end markets. Dodge primarily operates across the construction and mining aftermarket, and the food & beverage, warehousing and general machinery verticals, with sales predominately in the Americas.

Outlook

Our net sales increased 54.8% year over year due to an increase of 163.9% in Industrial sales partially offset by a 3.7% decrease in aerospace and defense sales. Approximately $291.9 million of the Industrial sales were from the Dodge business. Excluding those sales, Industrial sales increased 26.7% year over year, reflecting sustained growth across many different areas. Highlights included our mining business, which increased more than 50% year over year, oil and gas, semiconductor, and general industrial markets.

Aerospace and defense decreased 3.7% year over year. Commercial aerospace decreased 1.5%, despite demonstrating early signs of recovery during the second half of the year. Defense sales, which represent approximately 39.0% of segment sales during the year, were down more than 7% for the year, driven by marine and aerospace markets. The recovery in the commercial aerospace industry has proven slower than anticipated, but the order rate in recent months signals a positive sign as we look toward fiscal 2023.

For the twelve months ended April 2, 2022, approximately 60% of our net sales were attributable to the Industrial segment while the aerospace/defense segment contributed approximately 40% of our net sales. For the fourth quarter of fiscal 2022, approximately 71.0% of our net sales were attributable to the Industrial segment compared to approximately 29.0% for the aerospace/defense segment. This shift in mix is primarily due to $181.9 million of sales attributable to the Dodge business in the fourth quarter. Approximately 66.0% of Industrial sales in the fourth quarter were to distribution and aftermarket while approximately 34.0% were made directly to OEM’s. Approximately 36.0% of our aerospace/defense sales were to the defense market. The Company expects net sales to be approximately $355.0 million to $365.0 million in the first quarter of fiscal 2023, compared to $156.2 million in the prior year, which represents a growth rate of 127.3% to 133.7%.

We ended fiscal 2022 with a backlog of $603.1 million compared to $394.8 million for the same period last year, representing a 53% increase year over year. This increase reflects the benefits of the acquisition of the Dodge business, as well as an increase in aerospace orders during the period.

We experienced solid operating cash flow generation during fiscal 2022 (as discussed in the section “Liquidity and Capital Resources” below). With the addition of Dodge, we expect this trend to continue during fiscal 2023 as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. For further discussion regarding the funding of the Dodge acquisition, refer to Part II, Item 8 – Notes 8, 11 and 15. As of April 2, 2022, we had cash and cash equivalents of $182.9 million, of which, approximately $34.9 million was cash held by our foreign operations.

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

Approximately 97% and 96% of the Company’s revenue was generated from the sale of products to customers in the industrial and aerospace/defense markets for each of the years ended April 2, 2022 and April 3, 2021, respectively. During fiscal 2022, approximately 3% of the Company’s revenue was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work, compared to approximately 4% for fiscal 2021.

Refer to Note 2 – “Summary of Significant Accounting Policies” for further discussion regarding the Company’s revenue policy.

Cost of Sales

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Less than half of our factory costs, depending on product mix, are attributable to raw materials, purchased components and outside processing. When we experience raw material inflation, we attempt to offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. Although we experienced cost inflation on raw material for this fiscal year, we were able to mitigate it through pricing and strategic sourcing efforts.

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

Fiscal 2022 Compared to Fiscal 2021

Results of Operations

	FY22	FY21	$ Change	% Change
Net sales	$942.9	$609.0	$333.9	54.8%
Net income available to common stockholders	$53.1	$89.6	$(36.5)	(40.8)%
Net income per common share available to common stockholders: Diluted	$1.95	$3.58
Weighted average common shares available to common stockholders: Diluted	27,214,232	25,048,451

Net sales for the twelve months ended April 2, 2022 increased $333.9 million, or 54.8%, for fiscal 2022 compared to fiscal 2021. This increase in net sales was the result of a 163.9% increase in our Industrial segment, while sales in our Aerospace/Defense segment declined 3.7% year over year. Included in the increase in our Industrial segment was the impact of the Dodge acquisition, which contributed $291.9 million of sales during the year. Excluding the impact of Dodge, total net sales increased 6.9%, and Industrial sales increased 26.7% year over year. The increase in industrial sales reflects a pattern of sustained growth during the year, led by results in semiconductor, mining, energy, and general industrial markets. Within Aerospace/Defense, total commercial aerospace decreased 1.5% and defense decreased 7.1% year over year. The decrease was mitigated during the second half of the year as conditions began to improve in the commercial aerospace business, driving increased sales.

Net income available to common stockholders decreased by $36.5 million to $53.1 million for fiscal 2022 compared to fiscal 2021. The net income available to common stockholders of $53.1 million in fiscal 2022 was impacted by $13.8 million of inventory purchase accounting adjustments associated with the Dodge acquisition, $30.6 million of other costs associated with the Dodge acquisition, $41.5 million of interest expense, $12.0 million of preferred stock dividends and $22.7 million of tax expense. The net income available to common stockholders of $89.6 million in fiscal 2021 was impacted by $7.3 million of pre-tax costs associated with restructuring, $1.5 million of costs associated with the cyber event, $0.2 million of losses on foreign exchange, and $20.4 million of tax expense.

Gross Margin

	FY22	FY21	$ Change	% Change
Gross Margin	$357.1	$234.1	$123.0	52.5%
Gross Margin %	37.9%	38.4%

Gross margin was 37.9% of sales for fiscal 2022 compared to 38.4% for the same period last year. Gross margin during fiscal 2022 included the unfavorable impact of $13.8 million of purchase accounting adjustments associated with the Dodge acquisition and $0.9 million of other inventory rationalization costs associated with consolidation efforts at one of our facilities. Gross margins in fiscal 2021 were impacted by $3.1 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities and $0.8 million of capacity inefficiencies driven by the decrease in volume.

Selling, General and Administrative

	FY22	FY21	$ Change	% Change
SG&A	$158.6	$106.0	$52.6	49.7%
% of net sales	16.8%	17.4%

SG&A expenses increased by $52.6 million to $158.6 million for fiscal 2022 compared to fiscal 2021. Included in the fiscal 2022 result is $34.6 million of costs from the Dodge business. The remainder of the increase is primarily associated with an increase in personnel costs year over year.

Other, Net

	FY22	FY21	$ Change	% Change
Other, net	$68.4	$16.7	$51.7	310.7%
% of net sales	7.3%	2.7%

Other operating expenses for fiscal 2022 totaled $68.4 million compared to $16.7 million for fiscal 2021. For fiscal 2022, other operating expenses were comprised of $30.6 million of costs associated with the Dodge acquisition, $34.7 million of amortization expense, $1.1 million of plant consolidation and restructuring costs, $0.5 million of bad debt expense, $0.3 million of losses on disposal of assets, and $1.2 million of other items. For fiscal 2021, other operating expenses were comprised of $10.2 million of amortization of intangible assets, $2.9 million of restructuring and consolidation costs, $1.5 million of forensic specialist and remediation costs related to a cyber event, $1.3 million loss on disposal of assets, $0.5 million of bad debt expense, and $0.3 million of other items.

Interest Expense, Net

	FY22	FY21	$ Change	% Change
Interest expense	$41.5	$1.4	$40.1	2,802.8%
% of net sales	4.4%	0.2%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity” below). Interest expense, net was $41.5 million for fiscal 2022 compared to $1.4 million for fiscal 2021. This included amortization of debt issuance costs of $18.9 million for fiscal 2022 and $0.5 million for fiscal 2021. Included in the debt issuance cost amortization in fiscal 2022 was $16.6 million associated with the fees for a $2,800.0 million bridge commitment obtained in connection with the Dodge acquisition. The increase in interest expense is primarily attributable to the debt taken on by the Company to finance the acquisition of Dodge.

Other Non-Operating Expense

	FY22	FY21	$ Change	% Change
Other non-operating expense	$0.8	$(0.0)	$0.8	(2,790.3)%
% of net sales	0.1%	(0.0)%

Other non-operating expense for fiscal 2022 totaled $0.8 million, consisting primarily of costs associated with post-retirement benefit plans.

Income Taxes

	FY22	FY21
Income tax expense	$22.7	$20.4
Effective tax rate with discrete items	25.8%	18.6%
Effective tax rate without discrete items	27.5%	20.6%

Income tax expense for fiscal 2022 was $22.7 million compared to $20.4 million for fiscal 2021. Our effective income tax rate for fiscal 2022 was 25.8% compared to 18.6% for fiscal 2021. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. Further, in fiscal 2022, the effective tax rate was negatively impacted by tax impacts associated with acquisition costs and increases in tax reserves associated with Section 162(m) of the Internal Revenue Code. The effective income tax rate for fiscal 2022 of 25.8% included discrete items of $1.5 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations partially offset by tax expense arising from an increase in the valuation allowance on a capital loss carryforward. The effective income tax rate for fiscal 2022 without these discrete items would have been 27.5%. The effective income tax rate for fiscal 2021 of 18.6% includes discrete items of $2.2 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2021 without these discrete items would have been 20.6%.

Segment Information

We previously reported our financial results under four operating segments (Plain Bearings, Roller Bearings, Ball Bearings, and Engineered Products), but the Dodge acquisition has resulted in a change in the internal organization of the Company and how our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, we now report our financial results under two operating segments: Aerospace/Defense and Industrial. Financial information for fiscal 2021 has been recast to conform to the new segment presentation. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment:

	FY22	FY21	$ Change	% Change
Net sales	$381.5	$396.2	$(14.7)	(3.7)%

Gross margin	$155.1	$161.2	$(6.1)	(3.8)%
Gross margin %	40.7%	40.7%

SG&A	$29.0	$29.1	$(0.1)	(0.5)%
% of segment net sales	7.6%	7.4%

Net sales decreased $14.7 million, or 3.7%, for fiscal 2022 compared to fiscal 2021. Commercial aerospace decreased during the period 1.5% year over year. The commercial aerospace OEM component was flat while commercial distribution and aftermarket decreased approximately 6% year over year. The decrease was primarily experienced during the first half of fiscal 2022, with orders and shipments in the second half, demonstrating early signs of a recovery in the OEM markets. This was further evidenced by continuing expansion of our backlog during the period. Our defense markets, which represented about 39.0% of sales, decreased by approximately 7.1% during the period. Overall distribution and aftermarket sales, which represent a little less than 20.0% of segment sales, were down 13.5% year over year.

Gross margin was $155.1 million, or 40.7% of sales, in fiscal 2022 compared to $161.2 million, or 40.7% of sales, for the same period in fiscal 2021. Gross margin for fiscal 2022 was impacted by approximately $0.9 million of inventory rationalization costs associated with consolidation efforts at one of our facilities.

Industrial Segment:

	FY22	FY21	$ Change	% Change
Net sales	$561.4	$212.8	$348.6	163.9%

Gross margin	$202.0	$72.9	$129.1	177.0%
Gross margin %	36.0%	34.3%

SG&A	$58.6	$18.0	$40.6	225.9%
% of segment net sales	10.4%	8.5%

Net sales increased $348.6 million, or 163.9%, during fiscal 2022 compared to the same period last year. The increase was primarily due to the inclusion of five months of Dodge sales in fiscal 2022, as well as sustained strong performance across the majority of our legacy industrial markets. Excluding Dodge sales of $291.9 million, net sales increased $56.7 million, or 26.7%, period over period. This increase was driven by performance in semiconductor, energy, mining, and the general industrial markets. Sales to distribution and the aftermarket reflected more than 57.0% of our industrial sales during the year, which is expected to increase as we move into fiscal 2023. These distribution and aftermarket sales increased 309.4% compared to the same period in the prior year, and 26.1% on an organic basis.

Gross margin was $202.0 million, or 36.0% of sales, in fiscal 2022 compared to $72.9 million, or 34.3% of sales, for the same period in fiscal 2021. The gross margin for the fiscal 2022 included the unfavorable impact of $13.8 million of inventory purchase accounting adjustments associated with the Dodge acquisition. Gross margin for the fiscal 2021 was impacted by approximately $3.1 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities.

Corporate:

	FY22	FY21	$ Change	% Change
SG&A	$71.0	$58.9	$12.1	20.6%
% of total net sales	7.5%	9.7%

Corporate SG&A increased $12.1 million or 20.6% for fiscal 2022 compared to fiscal 2021. This was due to increases in personnel-related costs, professional fees, and share based compensation expense during the period.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part II, Item 8 – Notes 8, 11 and 15.

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

Liquidity

As of April 2, 2022, we had cash and cash equivalents of $182.9 million, of which, approximately $34.9 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries. As discussed further below, we also have the ability to borrow up to approximately $512.7 million from our existing credit agreements.

Domestic Credit Facility

On November 1, 2021 RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior Credit Agreement, which was entered into with Wells Fargo in 2015 (the “2015 Credit Agreement”). The New Credit Agreement provides the Company with (a) a $1,300.0 million term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14.9 million and will be amortized over the life of the New Credit Agreement. When the 2015 Credit Agreement was terminated the Company wrote off $0.9 million of previously unamortized debt issuance costs.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of April 2, 2022, the Company’s commitment fee rate is 0.25% and the letter of credit fee rate is 1.75%.

The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments as set forth in Part II, Item 8 – Note 11, with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility.

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

As of April 2, 2022, $1,200.0 million was outstanding under the Term Loan Facility and approximately $3.5 million of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.5 million under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 million aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0 million after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain of these covenants will be suspended.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the New Credit Agreement.

Interest on the Senior Notes accrues at a rate of 4.375% and will be payable semi–annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2022.

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

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which was extinguished in February 2022 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million). When the Foreign Term Loan was extinguished, Schaublin wrote off $0.1 million of previously unamortized debt issuance costs.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of April 2, 2022, Schaublin was in compliance with all such covenants.

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

As of April 2, 2022, the Foreign Term Loan has been paid, with no balance outstanding. There were no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16.2 million under the Foreign Revolver as of April 2, 2022.

Cash Flows

Fiscal 2022 Compared to Fiscal 2021

The following table summarizes our cash flow activities:

	FY22	FY21	$ Change
Net cash provided by (used in):
Operating activities	$180.3	$152.4	$27.9
Investing activities	(2,847.5)	(101.5)	(2,746.0)
Financing activities	2,698.5	(3.4)	2,701.9
Effect of exchange rate changes on cash	0.5	0.3	0.2
Increase in cash and cash equivalents	$31.8	$47.8	$(16.0)

During fiscal 2022 we generated cash of $180.3 million from operating activities compared to $152.4 million for fiscal 2021. The increase of $27.9 million for fiscal 2022 was mainly the result of a $51.1 million increase in non-cash charges and a net favorable change in operating assets and liabilities of $1.4 million, partially offset by a $24.6 million decrease in net income. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash charges was primarily driven by $32.8 million more depreciation and amortization, $18.5 million more amortization of deferred financing costs and debt discount, $2.6 million more share-based compensation, and $1.0 million in debt extinguishment costs, partially offset by a $2.7 million decrease in deferred taxes, $1.0 million decrease in net loss on asset disposals, and $0.1 million decrease in consolidation and restructuring charges.

The following chart summarizes the favorable change in operating assets and liabilities of $1.4 million for fiscal 2022 versus fiscal 2021 and $31.1 million for fiscal 2021 versus fiscal 2020.

	FY22	FY21
Cash provided by (used in):
Accounts receivable	$(72.5)	$15.7
Inventory	(17.1)	26.3
Prepaid expenses and other current assets	(1.4)	3.5
Other noncurrent assets	8.5	(7.0)
Accounts payable	67.2	(15.7)
Accrued expenses and other current liabilities	19.5	2.6
Other noncurrent liabilities	(2.8)	5.7
Total change in operating assets and liabilities	$1.4	$31.1

During fiscal 2022, we used $2,847.5 million for investing activities as compared to $101.5 million for fiscal 2021. This increase in cash used was attributable to $2,908.5 million used for the acquisition of Dodge during fiscal 2022 and $18.0 million increase in capital expenditures. This was partially offset by a $110.4 million increase in proceeds received from the sale of marketable securities in the current year and $70.1 million less cash used in the purchase of marketable securities in the current year.

During fiscal 2022, we generated cash of $2,698.5 million from financing activities compared to $3.4 million cash used in fiscal 2021. This increase in cash generated was primarily attributable to fiscal 2022 proceeds received from term loans net of financing costs $1,285.8 million, fiscal 2022 proceeds received from issuance of common stock $605.5 million, fiscal 2022 proceeds received from senior notes net of financing costs $494.2 million, fiscal 2022 proceeds received from issuance of preferred stock $445.3 million, $6.7 million more exercises of stock options and warrants, and $3.0 million less payments made on revolving credit facilities. These cash generating activities were primarily offset by $108.7 million more payments made on term loans, $19.5 million more financing fees paid in connection with credit facilities, $7.1 million cash dividends paid to preferred shareholders in fiscal 2022, $1.7 million more treasury stock purchases, and $1.6 million in principal repayments on finance lease obligations during fiscal 2022.

Capital Expenditures

Our capital expenditures in fiscal 2022 were $29.8 million compared to $11.8 million in fiscal 2021. We expect to make capital expenditures of approximately 2.5% to 3.0% of net sales during fiscal 2023 in connection with our existing business. We funded our fiscal 2022 capital expenditures, and expect to fund fiscal 2023 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Quarterly Results of Operations

	Quarter Ended (3)
	Apr. 2, 2022	Jan. 1, 2022	Oct. 2, 2021	Jul. 3, 2021	Apr. 3, 2021	Dec. 26, 2020	Sep. 26, 2020	Jun. 27, 2020
	(Unaudited) (in thousands, except per share data)
Net sales	$358,879	$266,953	$160,900	$156,205	$160,295	$145,861	$146,335	$156,493
Gross margin	137,486	93,345	62,464	63,773	62,469	55,588	56,596	59,453
Operating income	57,846	14,371	27,123	30,723	29,740	26,541	26,363	28,814
Net income/(loss) available to common stockholders	$26,450	$(5,814)	$6,419	$25,999	$24,954	$21,569	$20,421	$22,689
Net income/(loss) per common share available to common stockholders:
Basic(1)(2)	$0.92	$(0.20)	$0.25	$1.04	$1.00	$0.87	$0.82	$0.92
Diluted(1)(2)	$0.92	$(0.20)	$0.25	$1.03	$0.99	$0.86	$0.82	$0.91

(1)	See Note 2.

(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(3)	Dodge was acquired on November 1, 2021 and is included within the quarters ended April 2, 2022 and January 1, 2022 within the table above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves, the valuation of options and the valuation of business combinations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped, consistent with the pattern of revenue recognition under the previous accounting standard. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 97% of the Company’s revenue was recognized in this manner based on sales for the year ended April 2, 2022 compared to approximately 96% for the year ended April 3, 2021.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 3% of the Company’s revenue was recognized in this manner based on sales for the year ended April 2, 2022 compared to approximately 4% for the year ended April 3, 2021. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended April 2, 2022 and the year ended April 3, 2021. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. In addition, we also completed a quantitative test of impairment on goodwill as of November 1, 2021 in connection with the allocation of existing goodwill amongst our newly defined business reporting segments. No impairment was noted as a result of that interim impairment test. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value up to the value of goodwill. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2022 test was 9.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2022 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 53.9%. The fair value of the reporting units exceeds the carrying value by a minimum of 24.9% at each of the two reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Valuation of Business Combinations. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations which are prepared with the assistance of a specialist and consider our best estimates of inputs and assumptions that a market participant would use. We utilize a specialist for these valuations due to the complexity and estimation uncertainty involved in determining the fair value given the significant assumptions involved. Significant assumptions utilized in the valuation models include discount rates, revenue growth rates and cash flow projections. We allocate to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with these acquisitions are expensed as incurred through other, net on the consolidated statements of operations.

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

The fair value for our options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	0.95%	0.35%	1.82%
Expected volatility	43.43%	41.35%	26.93%

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation, Changes in Prices of Raw Materials and Interest Rate Fluctuations

In fiscal 2022, the economy experienced inflation. We purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into long-term agreements with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of several months between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline.

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

Off-Balance Sheet Arrangements

As of April 2, 2022, we had no significant off-balance sheet arrangements other than $3.5 million of outstanding standby letters of credit, all of which were under the Revolver.

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

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in fiscal 2022 compared to approximately 9% of our net sales in fiscal 2021. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign-currency-denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of April 2, 2022, we had no derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Dodge Acquisition

Description of the Matter

As discussed in Note 8 to the consolidated financial statements, on November 1, 2021, the Company completed its acquisition of Dodge for consideration of approximately $2.9 billion, net of cash acquired. The transaction was accounted for as a business combination. The consideration transferred was allocated to the various assets acquired and liabilities assumed based on their fair values as of the acquisition date, with the residual of the consideration being allocated to goodwill.

Auditing the Company’s accounting for its acquisition of Dodge was complex and required the involvement of specialists due to the significant estimation uncertainty involved in determining the fair value of the identified intangible assets for acquired customer relationships and trade name. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these assets as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired assets included discount rates, revenue growth rates and cash flow projections. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the Company’s accounting for the business combination, including controls over management’s review of the valuation models and the significant assumptions used to develop the estimate.

To test the estimated fair value of the acquired assets, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. We compared the financial projections to current industry and economic trends, the historic financial performance of the acquired business, the Company’s history with other acquisitions, and forecasted performance of guideline public companies. In addition, we involved internal valuation specialists to assist in our evaluation of the valuation methodologies and certain significant assumptions used by the Company. Our internal valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

Valuation of Goodwill – Interim

Description of the Matter

At April 2, 2022, the Company’s goodwill was $1.9 billion. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. As a result of the change in reportable segments during the third quarter of fiscal year 2022, goodwill was reallocated to the new reporting units using a relative fair value approach and management conducted an interim goodwill impairment analysis. The estimates of fair value of a reporting unit are determined using an income approach, specifically a discounted cash flow analysis.

Auditing management’s reallocation of goodwill and the related interim impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. The significant assumptions used to estimate the fair value of the reporting units included discount rates, revenue growth rates and cash flow projections. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures, with the assistance of our valuation specialists, that included, among others, assessing the methodologies utilized, testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customers, products, or other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the underlying assumptions. In addition, we evaluated the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Stamford, Connecticut

May 26, 2022

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 2, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$182,862	$151,086
Marketable securities	—	90,249
Accounts receivable, net of allowance for doubtful accounts of $2,737 at April 2, 2022 and $1,792 at April 3, 2021	247,487	110,472
Inventory	516,140	364,147
Prepaid expenses and other current assets	15,748	12,248
Total current assets	962,237	728,202
Property, plant and equipment, net	386,732	208,264
Operating lease assets, net	44,535	35,664
Goodwill	1,902,104	277,536
Intangible assets, net	1,511,515	154,399
Other assets	38,294	30,195
Total assets	$4,845,417	$1,434,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,606	$36,336
Accrued expenses and other current liabilities	145,252	43,564
Current operating lease liabilities	8,059	5,726
Current portion of long-term debt	1,543	2,612
Total current liabilities	313,460	88,238
Long-term debt, less current portion	1,686,798	13,495
Noncurrent operating lease liabilities	36,680	29,982
Deferred income taxes	316,224	17,178
Other noncurrent liabilities	120,408	55,416
Total liabilities	2,473,570	204,309
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of April 2, 2022 and April 3, 2021, respectively; issued shares: 4,600,000 and 0 as of April 2, 2022 and April 3, 2021, respectively	46	—
Common stock, $.01 par value; authorized shares: 60,000,000 at April 2, 2022 and April 3, 2021, respectively; issued shares: 29,807,208 and 26,110,320 at April 2, 2022 and April 3, 2021, respectively	298	261
Additional paid-in capital	1,537,749	445,073
Accumulated other comprehensive income/(loss)	(5,800)	(10,409)
Retained earnings	911,906	858,852
Treasury stock, at cost, 928,322 shares and 884,701 shares at April 2, 2022 and April 3, 2021, respectively	(72,352)	(63,826)
Total stockholders’ equity	2,371,847	1,229,951
Total liabilities and stockholders’ equity	$4,845,417	$1,434,260

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net sales	$942,937	$608,984	$727,461
Cost of sales	585,869	374,878	438,358
Gross margin	357,068	234,106	289,103
Operating expenses:
Selling, general and administrative	158,634	106,000	122,565
Other, net	68,371	16,648	9,753
Total operating expenses	227,005	122,648	132,318
Operating income	130,063	111,458	156,785
Interest expense, net	41,510	1,430	1,885
Other non-operating expense/(income)	834	(31)	761
Income before income taxes	87,719	110,059	154,139
Provision for income taxes	22,654	20,426	28,103
Net income	$65,065	$89,633	$126,036
Preferred stock dividends	12,011	—	—
Net income available to common stockholders	$53,054	$89,633	$126,036

Net income per common share available to common stockholders:
Basic	$1.97	$3.61	$5.12
Diluted	$1.95	$3.58	$5.06
Weighted average common shares:
Basic	26,946,355	24,851,344	24,632,637
Diluted	27,214,232	25,048,451	24,922,631

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net income	$65,065	$89,633	$126,036
Pension and postretirement liability adjustments, net of taxes (1)	4,194	(4,538)	(861)
Foreign currency translation adjustments	415	1,027	2,719
Total comprehensive income	$69,674	$86,122	$127,894

(1)	These adjustments were net of a tax expense of $1,110, tax benefit of $911 and tax benefit of $262 in fiscal 2022, 2021 and 2020, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2019	25,607,196	$256	—	$—	$378,655	$(7,467)	$641,894	(752,913)	$(44,772)	968,566
Net income	—	—	—	—	—	—	126,036	—	—	126,036
Share-based compensation	—	—	—	—	20,150	—	—	—	—	20,150
Repurchase of common stock	—	—	—	—	—	—	—	(86,069)	(12,209)	(12,209)
Exercise of equity awards	179,897	3	—	—	13,595	—	—	—	—	13,598
Change in net prior service cost and actuarial losses, net of tax benefit of $262	—	—	—	—	—	(861)	—	—	—	(861)
Issuance of restricted stock, net of forfeitures	94,322	—	—	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	—	—	2,719	—	—	—	2,719
Balance at March 28, 2020	25,881,415	$259	—	$—	$412,400	$(6,898)	$769,219	(838,982)	$(56,981)	$1,117,999
Net income	—	—	—	—	—	—	89,633	—	—	89,633
Share-based compensation	—	—	—	—	21,299	—	—	—	—	21,299
Repurchase of common stock	—	—	—	—	—	—	—	(45,719)	(6,845)	(6,845)
Exercise of equity awards	141,767	2	—	—	11,374	—	—	—	—	11,376
Change in net prior service cost and actuarial losses, net of tax benefit of $911	—	—	—	—	—	(4,538)	—	—	—	(4,538)
Issuance of restricted stock, net of forfeitures	87,138	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,027	—	—	—	1,027
Balance at April 3, 2021	26,110,320	$261	—	$—	$445,073	$(10,409)	$858,852	(884,701)	$(63,826)	$1,229,951
Net income	—	—	—	—	—	—	65,065	—	—	65,065
Share-based compensation	—	—	—	—	23,925	—	—	—	—	23,925
Preferred stock dividends	—	—	—	—	—	—	(12,011)	—	—	(12,011)
Repurchase of common stock	—	—	—	—	—	—	—	(43,621)	(8,526)	(8,526)
Exercise of equity awards	149,896	2	—	—	18,021	—	—	—	—	18,023
Change in net prior service cost and actuarial losses, net of tax expense of $1,110	—	—	—	—	—	4,194	—	—	—	4,194
Issuance of restricted stock, net of forfeitures	96,992	—	—	—	—	—	—	—	—	—
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,273	—	—	—	—	445,319
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,457	—	—	—	—	605,492
Currency translation adjustments	—	—	—	—	—	415	—	—	—	415
Balance at April 2, 2022	29,807,208	$298	4,600,000	$46	$1,537,749	$(5,800)	$911,906	(928,322)	$(72,352)	$2,371,847

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$65,065	$89,633	$126,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,532	32,744	31,420
Deferred income taxes	(1,201)	1,509	6,502
Amortization of deferred financing costs	18,930	472	506
Consolidation and restructuring charges	2,378	2,510	358
Loss on extinguishment of debt	963	—	—
Stock-based compensation	23,925	21,299	20,150
Loss/(gain) on disposition of assets	347	1,314	(1,227)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53,484)	18,969	3,305
Inventory	(16,150)	905	(25,371)
Prepaid expenses and other current assets	(1,803)	(353)	(3,878)
Other noncurrent assets	(2,444)	(10,904)	(3,946)
Accounts payable	52,372	(14,836)	837
Accrued expenses and other current liabilities	22,067	2,573	(14)
Other noncurrent liabilities	3,796	6,618	943
Net cash provided by operating activities	180,293	152,453	155,621
Cash flows from investing activities:
Purchase of property, plant and equipment	(29,759)	(11,772)	(37,297)
Acquisition of businesses, net of cash acquired	(2,908,241)	245	(33,842)
Purchase of marketable securities	(29,982)	(100,075)	—
Proceeds from sale of marketable securities	120,483	10,020	—
Proceeds from sale of assets	22	58	8,354
Net cash used in investing activities	(2,847,477)	(101,524)	(62,785)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	605,492	—	—
Proceeds from issuance of preferred stock, net of issuance costs	445,319	—	—
Proceeds received from revolving credit facilities, net of financing costs	—	—	9,435
Proceeds from term loans, net of financing costs	1,285,761	—	15,383
Proceeds from senior notes, net of financing costs	494,200	—	—
Finance fees paid in connection with credit facilities and senior notes	(19,532)	—	(276)
Repayments of revolving credit facilities	—	(3,028)	(45,821)
Repayments of term loans	(113,038)	(4,362)	—
Repayments of notes payable	(505)	(504)	(477)
Principal payments on finance lease obligations	(1,646)	—	—
Preferred stock dividends paid	(7,092)	—	—
Repurchase of common stock	(8,526)	(6,845)	(12,209)
Exercise of stock options	18,023	11,376	13,598
Net cash provided by/(used in) financing activities	2,698,456	(3,363)	(20,367)

Effect of exchange rate changes on cash	504	265	902
Cash and cash equivalents:
Increase during the year	31,776	47,831	73,371
Cash and cash equivalents, at beginning of year	151,086	103,255	29,884
Cash and cash equivalents, at end of year	$182,862	$151,086	$103,255

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$17,117	$16,692	$27,071
Interest	11,611	1,080	1,288

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 17 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 56 facilities in 10 countries, of which 37 are manufacturing facilities.

The Company operates in two reportable business segments—aerospace/defense and industrial—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 11% of the Company’s net sales in fiscal 2022, 7% of net sales in fiscal 2021 and 9% of net sales in fiscal 2020. The Company’s segments are further discussed in Note 18 “Reportable Segments.”

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated, Roller Bearing Company of America, Inc. (“RBCA”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2022 contained 52 weeks, fiscal year 2021 contained 53 weeks and fiscal year 2020 contained 52 weeks. The amounts are shown in thousands, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves, purchase price allocation for acquired assets and liabilities, and the valuation of options.

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

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (either when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the years ended April 2, 2022, April 3, 2021 and March 28, 2020, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts with various banks and has not experienced any losses in such accounts.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 15% of accounts receivables at April 2, 2022 and 7% at April 3, 2021.

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

Subsequent to the initial measurement, the right-of-use asset for a finance lease is equivalent to the initial measurement less accumulated amortization and any accumulated impairment losses. Generally, amortization of finance leases is recorded to cost of sales or selling, general and administrative expenses on a straight-line basis over the lease term.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets in February 2022 with no impairment noted in the current year. In addition, we also completed a quantitative test of impairment on goodwill as of November 1, 2021 in connection with the allocation of existing goodwill amongst our newly defined business reporting segments. No impairment was noted as a result of that interim impairment test. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit's fair value up to the value of goodwill. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2022 test was 9.5% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2022 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 53.9%. The fair value of the reporting units exceeds the carrying value by a minimum of 24.9% at each of the two reporting units.

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

Net Income Per Common Share Available to Common Stockholders

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

For the twelve months ended April 2, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share available to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income available to common stockholders.

For the twelve months ended April 2, 2022, 179,289 employee stock options and 325 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the twelve months ended April 3, 2021, 457,324 employee stock options and 35,780 restricted shares have been excluded from the calculation of diluted earnings per share available to common stockholders. At March 28, 2020, 350,540 employee stock options and 1,350 restricted shares have been excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share available to common stockholders.

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net income	$65,065	$89,633	$126,036
Preferred stock dividends	12,011	—	—
Net income available to common stockholders	$53,054	$89,633	$126,036
Denominator:
Denominator for basic net income per share available to common stockholders — weighted-average shares outstanding	26,946,355	24,851,344	24,632,637
Effect of dilution due to employee stock awards	267,877	197,107	289,994
Denominator for diluted net income per share available to common stockholders — weighted-average shares outstanding	27,214,232	25,048,451	24,922,631
Basic net income per share available to common stockholders	$1.97	$3.61	$5.12
Diluted net income per share available to common stockholders	$1.95	$3.58	$5.06

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

The carrying amounts of the Company’s borrowings under the Revolver, the Term Loan, Foreign Revolver and Foreign Term Loan approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed. All borrowings have been classified as Level 2 in the valuation hierarchy. The Senior Notes are reported at carrying value on the consolidated balance sheets. The fair value of the Senior Notes as of April 2, 2022 was $463,750 and was computed based on quoted market prices (observable inputs). The Senior Notes are classified within Level 2 of the fair value hierarchy.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 3, 2021	$445	$(10,854)	$(10,409)
Other comprehensive income before reclassifications	415	—	415
Amounts recorded in/ reclassified from accumulated other comprehensive loss	—	4,194	4,194
Net current period other comprehensive income	415	4,194	4,609
Balance at April 2, 2022	$860	$(6,660)	$(5,800)

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU in fiscal 2022. The adoption of this ASU did not have a material impact on our financial position, results of operations or liquidity. Adoption of this ASU did simplify the accounting of the 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) referred to in Note 15 by removing the requirement to assess the financial instrument for beneficial conversion features and clarifying how diluted EPS should be calculated using the “if-converted” method. Refer to Note 2 for further details regarding the “if-converted” method.

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

Recent Accounting Standards Yet to Be Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Other new pronouncements issued but not effective until after April 2, 2022 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.	Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 18):

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Aerospace/Defense	$381,468	$396,222	$507,417
Industrial	561,469	212,762	220,044
	$942,937	$608,984	$727,461

The following table disaggregates total revenue by geographic origin:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
United States	$833,409	$546,018	$651,381
International	109,528	62,966	76,080
	$942,937	$608,984	$727,461

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Point-in-time	97%	96%	95%
Over time	3%	4%	5%
	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $283,612 at April 2, 2022. The Company expects to recognize revenue on approximately 61% and 87% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of April 2, 2022 and April 3, 2021, current contract assets were $3,882 and $5,584, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The decrease in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of April 2, 2022 and April 3, 2021, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of April 2, 2022 and April 3, 2021, current contract liabilities were $19,556 and $16,998, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. $2,205 of contract liabilities were acquired during the year as part of the Dodge acquisition (see Note 8). For the year ended April 2, 2022, the Company recognized revenues of $13,586 that were included in the contract liability balance as of April 3, 2021. For the year ended April 3, 2021, the Company recognized revenues of $10,355 that were included in the contract liability balance at March 28, 2020.

As of April 2, 2022 and April 3, 2021, noncurrent contract liabilities were $10,401 and $3,754, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $35,234 and $2,674 at April 2, 2022 and April 3, 2021, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 2, 2022	$1,792	$1,436	$(140)	$(351)	$2,737
April 3, 2021	1,627	480	(86)	(229)	1,792
March 28, 2020	1,430	263	13	(79)	1,627

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

5.	Inventory

Inventories are summarized below:

	April 2, 2022	April 3, 2021
Raw materials	$112,651	$57,764
Work in process	122,983	86,183
Finished goods	280,506	220,200
	$516,140	$364,147

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 2, 2022	April 3, 2021
Land	$24,188	$17,658
Buildings and improvements	170,131	90,668
Machinery and equipment	444,719	322,949
	639,038	431,275
Less: accumulated depreciation	(252,306)	(223,011)
	$386,732	$208,264

Depreciation expense was $30,840, $22,527 and $21,808 for the twelve-month periods ended April 2, 2022, April 3, 2021 and March 28, 2020, respectively.

Finance Leases

For the year ended April 2, 2022, $50,371 of assets included in buildings and improvements and $1,220 of assets included in machinery and equipment were accounted for as finance leases. These finance leases were acquired as part of the Dodge acquisition discussed in Note 8. The Company did not have any finance leases as of April 3, 2021. At April 2, 2022, the Company had accumulated amortization of $1,310 associated with these assets. Amortization expense associated with these finance leases was $1,310 and is included within depreciation expense as mentioned above.

7.	Leases

The Company enters into leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2022 to November 2041, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

Assets:	Balance Sheet Classification	April 2, 2022	April 3, 2021
Operating lease assets, net	Operating lease assets, net	$44,535	$35,664
Finance lease right of use assets, net	Property, plant and equipment, net	51,591	—
Total leased assets, net		$96,126	$35,664

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	8,059	5,726
Current finance lease liabilities	Accrued expenses and other current liabilities	3,863	—
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	36,680	29,982
Noncurrent finance lease liabilities	Other noncurrent liabilities	48,049	—
Total lease liabilities		$96,651	$35,708

Cash paid included in the measurement of operating lease liabilities was $7,826 and $6,869 for the twelve-month periods ended April 2, 2022 and April 3, 2021, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $11,639 and $1,637 for the twelve-month periods ended April 2, 2022 and April 3, 2021, respectively. Of the $11,639 of operating lease assets obtained for new operating lease liabilities during fiscal 2022, $9,768 were obtained on November 1, 2021 as part of the Dodge acquisition. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $3,338 for the twelve-month period ended April 2, 2022 and were $11,110 for the twelve-month period ended April 3, 2021.

Cash paid included in the measurement of finance lease liabilities was $1,646 for the twelve-month periods ended April 2, 2022 and was included within the financing cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new finance lease liabilities were $52,902 for the twelve- month period ended April 2, 2022, of which, $39,030 were obtained on November 1, 2021 as part of the Dodge acquisition. Lease modifications which resulted in newly obtained lease assets in exchange for new finance lease liabilities were $0 for the twelve-month period ended April 2, 2022.

Total operating lease expense was $8,282, $7,647 and $7,079 for the twelve-month periods ended April 2, 2022, April 3, 2021 and March 28, 2020, respectively. Short-term and variable lease expense were immaterial.

Total finance lease expense was $1,967 for the twelve-month period ended April 2, 2022, of which, $1,310 was related to amortization expense of finance lease assets and $657 was related to interest expense.

Future undiscounted lease payments for the remaining lease terms as of April 2, 2022, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$8,214
One to two years	6,663
Two to three years	5,123
Three to four years	4,521
Four to five years	4,559
Thereafter	24,075
Total future undiscounted lease payments	53,155
Less: imputed interest	(8,416)
Total operating lease liabilities	$44,739

Finance Leases
Within one year	$3,927
One to two years	3,813
Two to three years	3,905
Three to four years	3,906
Four to five years	4,019
Thereafter	49,316
Total future undiscounted lease payments	68,886
Less: imputed interest	(16,974)
Total finance lease liabilities	$51,912

The weighted-average remaining lease term on April 2, 2022 for our operating leases is 10.3 years. The weighted-average discount rate on April 2, 2022 for our operating leases is 3.7%.

The weighted-average remaining lease term on April 2, 2022 for our finance leases is 17.1 years. The weighted-average discount rate on April 2, 2022 for our finance leases is 3.3%.

8.	Dodge Acquisition

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,908,241, net of cash acquired and subject to certain adjustments. The purchase price was paid with (i) $1,285,761 of borrowing under the Term Loan Facility, net of issuance costs, (ii) $1,050,811 of net proceeds from the common stock and MCPS offerings, (iii) $494,200 of net proceeds from the Senior Notes offering, and (iv) approximately $77,469 of cash on hand. In the acquisition, the Company purchased 100% of the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc. (now known as Dodge Industrial, Inc.), and certain other assets relating to ABB Asea Brown Boveri Ltd’s mechanical power transmission business.

With offices in Greenville, South Carolina, Dodge is a leading manufacturer of mounted bearings, gearings and mechanical products with market-leading brand recognition. Dodge manufactures a complete line of mounted bearings, enclosed gearing and power transmission components across a diverse set of industrial end markets. Dodge primarily operates across the construction and mining aftermarket, and the food & beverage, warehousing and general machinery verticals, with sales predominately in the Americas.

When the Company entered into the Dodge acquisition agreement in July 2021, its obligation to pay the purchase price was supported by a $2,800,000 bridge financing commitment (the “Bridge Commitment”), which was replaced prior to the closing of the acquisition by the equity and debt financings described in Notes 15 and 11 and cash on hand.

Acquisition costs incurred for the fiscal year ended April 2, 2022 totaled $22,598 and were recorded as period expenses and included within other, net within the consolidated statements of operations. This acquisition was accounted for as a purchase transaction. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

	November 1, 2021
Cash and cash equivalents	$81,868
Accounts receivable	83,532
Inventory	136,376
Prepaid expenses and other current assets	1,261	s
Property, plant and equipment	165,109
Operating lease assets	9,768
Goodwill	1,624,793
Other intangible assets	1,385,082
Other noncurrent assets	3,672
Accounts payable	69,757
Accrued rebates	30,184
Accrued expenses and other current liabilities	46,699
Deferred tax liabilities	299,711
Other noncurrent liabilities	57,001
Net assets acquired	2,990,109
Less cash received	81,868
Net consideration	$2,908,241

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $44,952 of the acquired goodwill is deductible for tax purposes.

The fair value of the identifiable intangible assets of $1,385,082, consisting primarily of customer relationships and trade names, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and the relief-from-royalty method was utilized for the trade name. The fair value of the customer relationships, $1,185,000, is being amortized based on the economic pattern of benefit over a period of 24 years; the fair value of the trade name, $200,000, is being amortized on a straight-line basis over a 26-year term. These amortization periods represent the estimated useful lives of the assets.

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $291,873 of revenue and $29,260 of operating income for the fiscal year ended April 2, 2022. The following table reflects the unaudited pro forma operating results of the Company for the twelve month periods ended April 2, 2022, April 3, 2021 and March 28, 2020, which gives effect to the acquisition of Dodge as if the Company had been acquired on March 31, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective March 31, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets and acquisition costs incurred. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Net sales	$1,327,559	$1,182,017	$1,322,910
Net income	$123,418	$99,438	$104,980
Basic net income per share available to common stockholders	$3.52	$2.69	$2.92
Diluted net income per share available to common stockholders	$3.48	$2.67	$2.89

Upon closing, the Company entered into a transition services agreement (“TSA”) with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to twelve months. The Company has the option to extend the support period for up to a maximum of an additional year for certain IT services. RBC has the right to terminate individual services at any point over the renewal term. All services are expected to be terminated by the end of the second quarter of fiscal 2023. Since the purchase of the Dodge business, costs associated with the TSA were $8,003 through April 2, 2022 and were included in other, net on the Company’s consolidated statement of operations.

9.	Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Plain	Roller	Ball	Engineered Products	Aerospace/ Defense	Industrial	Total
March 28, 2020	$79,597	$16,007	$5,623	$176,549	—	—	$277,776
Acquisition (3)	—	—	—	(383)	—	—	(383)
Translation adjustments	—	—	—	143	—	—	143
April 3, 2021	$79,597	$16,007	$5,623	$176,309	—	—	$277,536
Allocation in the third quarter of fiscal 2022 (1)	(79,597)	(16,007)	(5,623)	(176,309)	194,124	83,412	—
Acquisition (2)	—	—	—	—	—	1,624,793	1,624,793
Translation adjustments	—	—	—	—	—	(225)	(225)
April 2, 2022	—	—	—	—	$194,124	$1,707,980	$1,902,104

(1)	Represents reallocation of goodwill as a result of our change in segments in the third quarter of fiscal 2022. See Note 18 for further details.
(2)	Goodwill associated with the acquisition of Dodge discussed further in Note 8.
(3)	Includes a reduction of goodwill recognized due to opening balance sheet adjustments made during the measurement period of the Company’s acquisition of Vianel Holding AG (“Swiss Tool”) on August 15, 2019.

Intangible Assets

		April 2, 2022		April 3, 2021
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$16,680	$50,878	$14,691
Customer relationships and lists (1)	24	1,294,577	53,376	109,762	28,253
Trade names (1)	25	216,340	15,073	16,333	10,392
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	12,342	6,607	11,612	6,211
Domain names	10	437	437	437	437
Other (1)	3	9,720	4,887	3,745	2,665
		1,585,016	97,782	193,489	63,371
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	24	$1,609,297	$97,782	$217,770	$63,371

(1)	Includes $1,185,000 of customer relationships, $200,000 of trade names and $82 of software intangibles resulting from the Dodge acquisition.

Amortization expense for definite-lived intangible assets during fiscal years 2022, 2021 and 2020 was $34,692, $10,217 and $9,612, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2023	$68,324
2024	68,318
2025	67,854
2026	64,700
2027	63,664
2028 and thereafter	1,154,374

10.	Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 2, 2022	April 3, 2021
Employee compensation and related benefits	$34,697	$11,846
Taxes	11,706	2,896
Contract liabilities	19,556	16,998
Accrued rebates	35,234	2,674
Workers compensation and insurance	1,144	2,915
Acquisition costs	4,568	—
Current finance lease liabilities	3,863	—
Accrued preferred stock dividends	4,919	—
Interest	10,987	37
Audit fees	599	89
Legal	450	380
Other	17,529	5,729
	$145,252	$43,564

11.	Debt

Domestic Credit Facility

On November 1, 2021 RBCA entered into the New Credit Agreement with Wells Fargo as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the 2015 Credit Agreement. The New Credit Agreement provides the Company with (a) a $1,300,000 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500,000 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14,947 and will be amortized over the life of the New Credit Agreement using the effective interest method. When the 2015 Credit Agreement was terminated the Company wrote off $890 of previously unamortized debt issuance costs.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.75% for base rate loans and 1.75% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. We are also required to pay a commitment fee on the unutilized portion of the Revolving Credit Facility as well as letter of credit fees on any amounts secured by the revolver. As of April 2, 2022, the Company’s commitment fee rate is 0.25% and the letter of credit fee rate is 1.75%.

The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026 (the “Maturity Date”). The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility. The required future principal payments are approximately $0 for fiscal 2023, $30,000 for fiscal 2024, $97,500 for fiscal 2025, $130,000 for fiscal 2026, and $942,500 for fiscal 2027.

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

As of April 2, 2022, $1,200,000 was outstanding under the Term Loan Facility and approximately $3,550 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496,450 under the Revolving Credit Facility. The Term Loan is reported at carrying value on the consolidated balance sheets.

Senior Notes

On October 7, 2021, RBCA issued $500,000 aggregate principal amount of 4.375% Senior Notes due 2029. The net proceeds from the issuance of the Senior Notes were approximately $491,992 after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge. Debt issuance cost associated with the Senior Notes totaled $8,008 and will be amortized over the life of the Senior Notes using the effective interest method.

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

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin, entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which was extinguished in February 2022 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 270 (approximately $277). When the Foreign Term Loan was extinguished, Schaublin wrote off $73 of previously unamortized debt issuance costs.

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of April 2, 2022, Schaublin was in compliance with all such covenants.

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

As of April 2, 2022, the Foreign Term Loan has been paid, with no balance outstanding. There were no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $16,202 under the Foreign Revolver as of April 2, 2022.

The balances payable under all borrowing facilities are as follows:

	April 2, 2022	April 3, 2021
Revolver and term loan facilities	$1,200,000	$11,657
Senior notes	500,000	—
Debt issuance cost	(20,895)	(1,216)
Other	9,236	5,666
Total debt	1,688,341	16,107
Less: current portion	1,543	2,612
Long-term debt	$1,686,798	$13,495

12.	Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	April 2, 2022	April 3, 2021
Other postretirement benefits	$16,306	$7,807
Noncurrent income tax liability	18,054	18,658
Deferred compensation	26,380	25,189
Contract liabilities	10,401	3,754
Noncurrent finance lease liabilities	48,049	—
Other	1,219	8
	$120,409	$55,416

13.	Employee Benefit Plans

At April 2, 2022, the Company has one consolidated noncontributory defined benefit pension plan covering union employees in its Heim division plant in Fairfield, Connecticut, its Plymouth subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments. As of April 2, 2022 and April 3, 2021, plan assets were $26,022 and $27,238, respectively.

The fair value of the above investments is determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 are classified as Level 1 of the valuation hierarchy.

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation. At April 2, 2022 and April 3, 2021, the projected benefit obligation was $22,838 and $25,380, respectively.

The discount rates used in determining the funded status as of April 2, 2022 and April 3, 2021 were 3.30% and 2.70%, respectively.

The funded status of the Company’s defined benefit pension plan and the amount recognized in the balance sheet at April 2, 2022 and April 3, 2021 were $3,184 and $1,858, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Net periodic benefit cost for fiscal years 2022, 2021 and 2020 was $42, $529 and $276, respectively. The discount rate used to determine net periodic benefit cost for fiscal years 2022, 2021 and 2020 was 2.70%, 2.80% and 3.50%, respectively.

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 143 and 31 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at April 2, 2022 were $3,073. For fiscal years 2022, 2021 and 2020, net periodic benefit cost for these plans was $1,660, $1,123 and $1,101, respectively.

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $4,601, $2,162 and $2,212 in fiscal 2022, 2021 and 2020, respectively.

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. When the SERP was initially adopted in 1996, it allowed eligible employees to elect to defer, until termination of their employment, the receipt of up to 25% of their salary. In August 2008, the plan was modified to allow eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. As of April 2, 2022 and April 3, 2021, the SERP assets were $29,020 and $27,856, respectively, and are included within other assets on the consolidated balance sheets. As of April 2, 2022 and April 3, 2021, the SERP liabilities were $24,861 and $24,178, respectively, and are included within accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheets. The Company also maintains a similar SERP for employees of the newly acquired Dodge division with SERP assets as of April 2, 2022 of $1,486 and SERP liabilities of $1,519. These amounts are included within the same balance sheet line items as the other SERP maintained by the Company.

The Company, for the benefit of employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $2,291and $2,646 at April 2, 2022 and April 3, 2021, respectively. Of these amounts, $151 and $174 are considered current and are included within accrued expenses and other current liabilities on the consolidated balance sheets as of April 2, 2022 and April 3, 2021, respectively. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets. The Company also maintains a frozen defined benefit heath care plan for employees of the newly acquired Dodge division with postretirement benefit obligations of $10,000, of which, $1,168 was considered current. The amounts are included within the same balance sheet line items as other postretirement health care plans maintained by the Company.

14.	Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Domestic	$77,773	$105,434	$148,154
Foreign	9,946	4,625	5,985
Total income before income taxes	$87,719	$110,059	$154,139

The provision for income taxes consists of the following:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Current tax expense:
Federal	$18,329	$15,171	$16,370
State	2,593	1,100	2,578
Foreign	2,933	2,646	2,653
	23,855	18,917	21,601
Deferred tax expense:
Federal	(1,892)	336	6,210
State	(278)	1,210	1,076
Foreign	969	(37)	(784)
	(1,201)	1,509	6,502
Total income taxes	$22,654	$20,426	$28,103

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Income taxes using U.S. federal statutory rate	$18,421	$23,113	$32,369
State income taxes, net of federal benefit	1,931	2,083	2,851
Stock-based compensation	(2,646)	(2,056)	(3,834)
Foreign rate differential	1,603	1,638	613
Transition tax	—	—	135
Research and development credits	(1,492)	(1,258)	(1,737)
Company-owned life insurance	(37)	(1,173)	334
Foreign derived intangible income (FDII)	(1,489)	(1,088)	(1,569)
U.S. unrecognized tax positions	2,142	4	(146)
Acquisition costs	1,654	—	—
Valuation allowance	2,273	200	147
Other - net	294	(1,037)	(1,060)
	$22,654	$20,426	$28,103

Net deferred tax assets (liabilities) are comprised of the following:

	April 2, 2022	April 3, 2021
Deferred tax assets:
Pension and postretirement benefits	$2,725	$1,021
Employee compensation accruals	8,186	7,080
Inventory	14,121	9,269
Operating lease liabilities	8,839	8,527
Finance lease liabilities	7,676	—
Stock compensation	3,462	6,132
Tax loss and credit carryforwards	12,121	10,942
State tax	1,377	1,441
Other accrued liabilities	11,422	1,233
Other	2,344	919
Total gross deferred tax assets	72,273	46,564
Valuation allowance	(8,655)	(6,292)
Total deferred tax assets	$63,618	$40,272

Deferred tax liabilities:
Property, plant and equipment	$(42,702)	$(20,744)
Operating lease assets	(8,884)	(8,492)
Other	(2,860)	(2,657)
Intangible assets	(324,431)	(25,557)
Total deferred tax liabilities	$(378,877)	$(57,450)

Total net deferred liabilities	$(315,259)	$(17,178)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended April 2, 2022 the valuation allowance increased by $2,363, which primarily pertained to a capital loss carryforward and an increase of U.S. federal and state credits. For the Company’s fiscal year ended April 3, 2021 the valuation allowance increased by $2,042, which pertained to an increase of U.S. federal and state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At April 2, 2022, the Company had state net operating loss carryovers in different jurisdictions at varying amounts up to $7,332, which expire at various dates through 2036. At April 2, 2022, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts up to $3,367 which will expire at various dates through fiscal 2040. At April 2, 2022, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $9,359 which will expire at various dates through 2036. At April 2, 2022, the Company had Canadian investment tax credits up to $210 which will expire at various dates through 2037.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. and foreign taxes at April 2, 2022 on approximately $40,711 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. Due to the inherent complexity of the multinational tax environment in which the company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended April 2, 2022 and April 3, 2021 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 2, 2022	April 3, 2021	March 28, 2020
Balance, beginning of year	$14,617	$14,212	$13,479
Gross increases (decreases) – tax positions taken during a prior period	415	(166)	123
Gross increases – tax positions taken during the current period	3,888	2,016	1,702
Reductions due to lapse of the applicable statute of limitations	(1,764)	(1,445)	(1,092)
Balance, end of year	$17,156	$14,617	$14,212

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized expense of $61, $86 and $213 of interest and penalties on its statement of operations for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020, respectively. The Company had approximately $1,431 and $1,492 of accrued interest and penalties at April 2, 2022 and April 3, 2021, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 1, 2023 due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1,734.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending March 30, 2019, although certain tax credits generated in earlier years are open under statute from April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2019.

15.	Stockholders’ Equity

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

On September 24, 2021, we completed an offering of 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in a public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), including 600,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the MCPS offering to purchase additional shares solely to cover over-allotments. The trading symbol for the MCPS is “ROLLP.” The net proceeds from the offering were approximately $445,319 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

Holders of MCPS are entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.00% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations that sets forth the rights, preferences and privileges of the MCPS. The Company made a $7,092 dividend payment on January 15, 2022 and had accrued $4,919 as of April 2, 2022 for dividends to be paid out on April 15, 2022.

The MCPS has a liquidation preference of $100 per share plus accrued and unpaid dividends. As of April 2, 2022, the MCPS had an aggregate liquidation preference of $464,919.

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

On September 24, 2021, we completed an offering of 3,450,000 shares of common stock in a public offering registered under the Securities Act at an offering price of $185 per share, including 450,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the offering to purchase additional shares. The net proceeds from the offering were approximately $605,492 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

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

2021 Long-Term Incentive Plan

The 2021 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the Plan. The purpose of the Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility.

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

Stock Options. Under the Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2013 and 2017 Plans, any incentive stock option must be exercised within seven years of the date of grant. Under the 2021 Plan, any incentive stock option must be exercised within ten years of the date of grant. Under the Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. There were 177,512 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 138,052 of which were exercisable. There were 518,375 outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan, 92,461 of which were exercisable. There were no outstanding options to purchase shares of common stock granted under the 2021 Long-Term Incentive Plan.

Restricted Stock. Under the Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 and 2021 Long-Term Incentive Plans, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed 50% of the total authorized number of shares under the Plan. As of April 2, 2022, there were 11,170, 217,479 and zero shares of restricted stock outstanding under the 2013, 2017 and 2021 Long-Term Incentive Plans, respectively.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plans. The exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the Plans as of April 2, 2022.

Performance Awards. The Compensation Committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. There were no performance awards issued or outstanding under the Plans as of April 2, 2022.

Amendment and Termination of the Plans. The Board may amend or terminate the Plans at its discretion, except that no amendment will become effective without prior approval of the Company’s stockholders if such approval is necessary for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code or any stock exchange listing requirements. Subject to the provisions of an Award Agreement, which may be more restrictive, no termination of the Plan shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives theretofore granted under the Plan.

A summary of the status of the Company’s stock options outstanding as of April 2, 2022 and changes during the year then ended is presented below. All cashless exercises of options and warrants are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 3, 2021	695,402	$124.24	4.4	$51,391
Awarded	155,150	197.78
Exercised	(149,896)	120.24
Forfeitures	(4,682)	145.20
Expirations	(87)	128.00
Outstanding, April 2, 2022	695,887	$141.36	4.1	$38,257

Exercisable, April 2, 2022	230,513	$109.17	2.7	$19,911

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	0.95%	0.35%	1.82%
Expected volatility	43.43%	41.35%	26.93%

The weighted average fair value per share of options granted was $76.65 in fiscal 2022, $52.78 in fiscal 2021 and $39.34 in fiscal 2020.

The Company recorded $5,456 (net of taxes of $1,640) in compensation in fiscal 2022 related to option awards. As of April 2, 2022, there was $19,658 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.4 years. The total intrinsic value of options exercised in fiscal 2022, 2021 and 2020 was $11,915, $12,726 and $15,273, respectively.

Of the total awards outstanding at April 2, 2022, 687,857 were either fully vested or are expected to vest. These shares have a weighted average exercise price of $141.03, an intrinsic value of $38,033 and a weighted average contractual term of 4.1 years.

A summary of the status of the Company’s restricted stock outstanding as of April 2, 2022 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, April 3, 2021	246,850	$140.39
Granted	101,465	198.04
Vested	(115,193)	132.91
Forfeitures	(4,473)	142.68
Non-vested, April 2, 2022	228,649	$169.69

The weighted average fair value per share of restricted stock awards granted was $198.04 in fiscal 2022, $153.70 in fiscal 2021 and $145.72 in fiscal 2020.

The Company recorded $12,939 (net of taxes of $3,890) in compensation in fiscal 2022 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2022, 2021, and 2020 was $22,094, $19,470 and $19,916, respectively. Unrecognized expense for restricted stock was $27,475 at April 2, 2022. This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

16.	Commitments and Contingencies

As of April 2, 2022, approximately 6% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2022, 2021 and 2020, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2023 or 2024.

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

17.	Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Plant consolidation and restructuring costs	$1,061	$2,862	$1,087
Acquisition costs	30,601	—	901
Provision for doubtful accounts	460	480	263
Amortization of intangibles	34,692	10,217	9,612
Loss (gain) on disposal of assets	347	1,314	(1,227)
Other expense (income)	1,210	1,775	(883)
	$68,371	$16,648	$9,753

18.	Reportable Segments

The Company previously reported its financial results under four operating segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. During the third quarter of fiscal 2022, the Company completed the acquisition of Dodge, which has resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, the Company's financial results are now reported in two new reportable operating segments: Aerospace/Defense and Industrial:

Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, and sea and ground defense applications.

Industrial. This segment represents the end markets for the Company’s highly engineered bearings, gearings and precision components used in various industrial applications including: power transmission; construction, mining, energy and specialized equipment manufacturing; semiconductor production equipment manufacturing; agricultural machinery, commercial truck and automotive manufacturing; and tool holding.

Financial information for fiscal 2021 and fiscal 2020 have been recast to conform to the new segment presentation.

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

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net External Sales
Aerospace/Defense	$381,468	$396,222	$507,417
Industrial	561,469	212,762	220,044
	$942,937	$608,984	$727,461
Gross Margin
Aerospace/Defense	$155,127	$161,190	$210,442
Industrial	201,941	72,916	78,661
	$357,068	$234,106	$289,103
Selling, General and Administrative Expenses
Aerospace/Defense	$28,997	$29,134	$36,597
Industrial	58,603	17,982	20,238
Corporate	71,034	58,884	65,730
	$158,634	$106,000	$122,565
Operating Income
Aerospace/Defense	$117,858	$122,402	$165,698
Industrial	107,478	52,911	56,665
Corporate	(95,273)	(63,855)	(65,578)
	$130,063	$111,458	$156,785
Total Assets
Aerospace/Defense	$776,505	$792,280	$788,060
Industrial	3,920,957	357,353	390,363
Corporate	147,955	284,627	143,489
	$4,845,417	$1,434,260	$1,321,912
Capital Expenditures
Aerospace/Defense	$7,510	$8,672	$25,993
Industrial	19,312	2,951	11,129
Corporate	2,937	149	175
	$29,759	$11,772	$37,297
Depreciation & Amortization
Aerospace/Defense	$19,055	$19,855	$19,262
Industrial	43,127	9,659	8,948
Corporate	3,350	3,230	3,210
	$65,532	$32,744	$31,420
Geographic External Sales
Domestic	$833,409	$546,018	$651,381
Foreign	109,528	62,966	76,080
	$942,937	$608,984	$727,461
Geographic Long-Lived Assets
Domestic	$372,995	$188,366	$190,215
Foreign	58,272	55,562	58,584
	$431,267	$243,928	$248,799

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were effective as of April 2, 2022.

As mentioned in Management’s Report on Internal Control Over Financial Reporting, we acquired Dodge on November 1, 2021. As part of our ongoing integration of the Dodge business, we continue to incorporate our controls and procedures into the business and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2022 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 2, 2022.

Management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to the Dodge business. The Company acquired the Dodge business on November 1, 2021. The Dodge business represented approximately 39% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of April 2, 2022) and 31% of the consolidated total revenues as of and for the year ended April 2, 2022. The Company’s assessment did not include the internal control over financial reporting for the Dodge business.

The effectiveness of our internal control over financial reporting as of April 2, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 26, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Dodge business, which is included in the 2022 consolidated financial statements of the Company and constituted 39% of total assets (excluding goodwill and intangible assets, net) as of April 2, 2022 and 31% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Dodge business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2022 and the related notes and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 26, 2022

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Audit Committee *

Edward D. Stewart, Chairman

Michael H. Ambrose

Richard R. Crowell

Compensation Committee

Dolores J. Ennico, Chairman

Dr. Steven H. Kaplan

Dr. Amir Faghri

Nominating and Governance Committee

Edward D. Stewart

Dr. Steven H. Kaplan

*	At least one member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

PART III

The information called for by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, will be included in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 2, 2022 and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets at April 2, 2022 and April 3, 2021;

●	Consolidated Statements of Operations for the years ended April 2, 2022, April 3, 2021 and March 28, 2020;

●	Consolidated Statements of Comprehensive Income for the years ended April 2, 2022, April 3, 2021 and March 28, 2020;

●	Consolidated Statements of Stockholders’ Equity for the years ended April 2, 2022, April 3, 2021 and March 28, 2020;

●	Consolidated Statements of Cash Flows for the years ended April 2, 2022, April 3, 2021 and March 28, 2020; and

●	Notes to Consolidated Financial Statements.

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

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibits that are indicated below as having been previously filed by RBC Bearings Incorporated with the SEC are incorporated herein by reference. Our Commission file number is 001-40840.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock.
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Certificate of Designation for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 24, 2021).
4.4	Form of stock certificate for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2021)
4.5	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.6	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1	Restated and Amended Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8 K dated June 7, 2017).
10.2	Employment Agreement, effective April 2, 2017, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated June 7, 2017).
10.3	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.4	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.5	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.6	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.7	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.8	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit to Current Report on Form 8-K dated July 27, 2017).

10.9	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).
10.10	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.11	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.12	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.13	Stock and Asset Purchase Agreement, dated as of July 24, 2021, by and between ABB Asea Brown Boveri Ltd as Seller and RBC Bearings Incorporated as Purchaser (filed as Exhibit 2.1 to Current Report on Form 8-K dated July 26, 2021).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(principal executive officer and chairman)
Date: May 26, 2022

/s/ Daniel A. Bergeron	Chief Operating Officer
Daniel A. Bergeron
Date: May 26, 2022

/s/ Robert M. Sullivan	Chief Financial Officer
Robert M. Sullivan	(principal financial officer)
Date: May 26, 2022

/s/ Matthew J. Tift	Corporate Controller
Matthew J. Tift
Date: May 26, 2022

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 26, 2022

/s/ Dolores J. Ennico	Director
Dolores J. Ennico
Date: May 26, 2022

/s/ Edward D. Stewart	Director
Edward D. Stewart
Date: May 26, 2022

/s/ Dr. Steven H. Kaplan	Director
Dr. Steven H. Kaplan
Date: May 26, 2022

/s/ Michael H. Ambrose	Director
Michael H. Ambrose
Date: May 26, 2022

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 26,2022