Form 10-K/A
period 2022-04-02
RBC Bearings INC
filed 2022-08-05
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

RBC Bearings Incorporated (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended April 2, 2022 with the U.S. Securities and Exchange Commission (“SEC”) on May 26, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is being filed to restate certain information in the Company’s previously issued consolidated financial statements for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020 (collectively, the “Affected Periods”)  contained in the Original Form 10-K, as well as the summarized unaudited interim financial information for each of the quarters in the fiscal years ended April 2, 2022 and April 3, 2021  Affected Periods contained in the Original Form 10-K (the “Restatement”).

Background of Restatement

On August 2, 2022, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the previously issued consolidated financial statements for the Affected Periods included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2022 contained an error related to the accounting of non-cash stock-based compensation granted to the Company’s CEO and COO. As a result of this error, the Audit Committee determined that the Company’s consolidated financial statements for the Affected Periods, as well as the summarized unaudited interim financial information for each of the quarters in the fiscal years ended April 2, 2022 and April 3, 2021 included in the 2022 Annual Report on Form 10-K  should not be relied upon and should be restated by adjusting selling, general and administrative expenses to reflect non-cash stock-based compensation that should have been recognized in each of the Affected Periods. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued consolidated financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

The need for the restatement arose out of the Company’s reexamination of the timing of the Company’s recognition of stock-based compensation, a non-cash item, for awards granted to the CEO and COO in light of their employment agreements as then in effect, which historically included provisions that (i) would accelerate the vesting of all the CEO’s then-unvested shares of restricted stock and stock options in the event that he voluntarily resigns from employment or provides the Company with notice that his employment agreement will not renew, and (ii) would accelerate the vesting of all the COO’s then-unvested shares of restricted stock and stock options in the event that he provides the Company with notice that his employment agreement will not renew. Historically, the Company recognized stock-based compensation for restricted stock awards granted to the CEO and COO over the three-year vesting period and option awards over the five-year vesting period stated in the agreements underlying these awards, but U.S. GAAP requires stock-based compensation for awards to be recognized over the shorter service period effectively provided by the above-referenced provisions in the CEO and COO’s respective employment agreements.

The CEO and COO’s employment agreements have been amended to remove the provisions referred to above (which the Company, the CEO and COO consider to be a technical mistake causing the employment agreements to not reflect the parties’ mutual agreement) so the Company will recognize stock-based compensation for restricted stock and option awards granted in the future to the CEO and COO over the full three- and five-year vesting periods, respectively, rather than over the shorter service period applicable to the prior awards.

The change in the recognition of stock-based compensation is a non-cash item that affects the timing of recognition but not the total amount of the corresponding compensation expense for each award. The following table shows the Company’s SG&A expense  and operating income for the Affected Periods as previously reported and as restated:

(dollars in thousands)

	Fiscal Year Ended April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$158,634	$8,969	$167,603
Operating income	$130,063	$(8,969)	$121,094

	Fiscal Year Ended April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$106,000	$(3,217)	$102,783
Operating income	$111,458	$3,217	$114,675

	Fiscal Year Ended March 28, 2020
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$122,565	$7,418	$129,983
Operating income	$156,785	$(7,418)	$149,367

As a result of the restatement of SG&A for the Affected Periods, the Company expects to recognize less compensation expense in fiscal 2023 than it would have if it had not made the restatement.

This correction to the consolidated statements of operations also impacted the Company’s consolidated statements of comprehensive income, consolidated balance sheets, statements of stockholders’ equity, and certain notes to the financial statements and management’s discussion and analysis of financial condition and results of operations. This correction does not impact the consolidated statements of cash flows besides offsetting adjustments between net income, deferred income taxes and stock-based compensation within the cash flows from operating activities section.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of April 2, 2022, regarding the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, a non-cash item. Company-wide, there are two employment agreements for executive officers; one for its Chief Executive Officer and one for its Chief Operating Officer. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8, Consolidated Financial Statements and Supplementary Data

●	Part II, Item 9A, Controls and Procedures

●	Part IV, Item 15, Exhibits and Financial Statement Schedules

●	Part IV, Item 16, Form 10-K/A Summary

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its President and Chief Executive Officer and Vice President and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of this Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

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

Our two reportable business segments are aligned with the end-markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

	Net Sales and Percent of Sales for the Fiscal Year Ended (Dollars in millions)
Segment	April 2, 2022	April 3, 2021	March 28, 2020	Representative Applications
Industrial	$561.4	$212.8	$220.1	● Mining, energy, construction, wind
	60%	35%	30%	equipment and material handling
				● Packaging and canning machinery
				● Semiconductor equipment
				● Hydraulics, valves and fasteners
				● Industrial gears, components and collets
Aerospace/Defense	$381.5	$396.2	$507.4	● Airframe control and actuation
	40%	65%	70%	● Aircraft engine controls and landing
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

Except for the New Risk Factor included below, this Item 1A Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K, filed with the SEC on May 26, 2022. All risk factors, however, should be considered in the context of the New Risk Factor.

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

New Risk Factor in the 10-K/A

The Company recently identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in its internal control over financial reporting related to the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation, a non-cash item. Company-wide, there are two employment agreements for executive officers; one for its Chief Executive Officer and one for its Chief Operating Officer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A. Controls and Procedures of this Annual Report on Form 10-K/A, the Company’s management has re-evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of April 2, 2022.

The Company is committed to remediating its material weakness as promptly as possible. Management is in the process of implementing its remediation plan. However, there can be no assurance as to when the material weakness will be remediated or that additional material weaknesses will not arise in the future. If the Company is unable to maintain effective internal control over financial reporting, its ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact its stock price.

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

Recent Significant Events

The Restatement

The Company is restating its consolidated financial statements for the Affected Periods, as discussed under “Explanatory Note” above, and this Management’s Discussion and Analysis of Financial Conditions and Results of Operations is being restated to conform to the restated financial statements.

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

Fiscal 2022 Compared to Fiscal 2021

Results of Operations

	FY22 (As Restated) (1)	FY21 (As Restated) (1)	$ Change	% Change
Net sales	$942.9	$609.0	$333.9	54.8%
Net income available to common stockholders	$42.7	$90.1	$(47.4)	(52.6)%
Net income per common share available to common stockholders: Diluted	$1.56	$3.58
Weighted average common shares available to common stockholders: Diluted	27,311,029	25,149,405

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

Net income available to common stockholders decreased by $47.4 million to $42.7 million(1) for fiscal 2022 compared to fiscal 2021. The net income available to common stockholders of $42.7 million(1) in fiscal 2022 was impacted by $13.8 million of inventory purchase accounting adjustments associated with the Dodge acquisition, $30.6 million of other costs associated with the Dodge acquisition, $41.5 million of interest expense, $12.0 million of preferred stock dividends and $24.0(1) million of tax expense. The net income available to common stockholders of $90.1(1) million in fiscal 2021 was impacted by $7.3 million of pre-tax costs associated with restructuring, $1.5 million of costs associated with the cyber event, $0.2 million of losses on foreign exchange, and $23.1(1) million of tax expense.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Gross Margin

	FY22	FY21	$ Change	% Change
Gross Margin	$357.1	$234.1	$123.0	52.5%
Gross Margin %	37.9%	38.4%

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

Selling, General and Administrative

	FY22 (As Restated) (1)	FY21 (As Restated) (1)	$ Change	% Change
SG&A	$167.6	$102.8	$64.8	63.1%
% of net sales	17.8%	16.9%

SG&A expenses increased by $64.8 million to $167.6 million(1) for fiscal 2022 compared to fiscal 2021. Included in the fiscal 2022 result is $34.6 million of costs from the Dodge business. The remainder of the increase is primarily associated with an increase in personnel costs year over year.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Other, Net

	FY22	FY21	$ Change	% Change
Other, net	$68.4	$16.7	$51.7	310.7%
% of net sales	7.3%	2.7%

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

Other Non-Operating Expense

	FY22	FY21	$ Change	% Change
Other non-operating expense	$0.8	$(0.0)	$0.8	(2,790.3)%
% of net sales	0.1%	(0.0)%

Other non-operating expense for fiscal 2022 totaled $0.8 million, consisting primarily of costs associated with post-retirement benefit plans.

Income Taxes

	FY22 (As Restated) (1)	FY21 (As Restated) (1)
Income tax expense	$24.0	$23.1
Effective tax rate with discrete items	30.5%	20.4%
Effective tax rate without discrete items	32.4%	22.4%

Income tax expense for fiscal 2022 was $24.0 million(1) compared to $23.1 million(1) for fiscal 2021. Our effective income tax rate for fiscal 2022 was 30.5%(1) compared to 20.4%(1) for fiscal 2021. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. Further, in fiscal 2022, the effective tax rate was negatively impacted by tax impacts associated with acquisition costs and increases in tax reserves associated with Section 162(m) of the Internal Revenue Code. The effective income tax rate for fiscal 2022 of 30.5%(1) included discrete items of $1.5 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations partially offset by tax expense arising from an increase in the valuation allowance on a capital loss carryforward. The effective income tax rate for fiscal 2022 without these discrete items would have been 32.4%(1). The effective income tax rate for fiscal 2021 of 20.4%(1) includes discrete items of $2.2 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2021 without these discrete items would have been 22.4%(1).

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

Corporate:

	FY22 (As Restated) (1)	FY21 (As Restated) (1)	$ Change	% Change
SG&A	$80.0	$55.7	$24.3	43.6%
% of total net sales	8.5%	9.1%

Corporate SG&A increased $24.3 million(1) or 43.6% for fiscal 2022 compared to fiscal 2021. This was due to increases in personnel-related costs, professional fees, and share based compensation expense during the period.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Fiscal 2021 Compared to Fiscal 2020

Results of Operations

	FY21 (As Restated) (1)	FY20 (As Restated) (1)	$ Change	% Change
Net sales	$609.0	$727.5	$(118.5)	(16.3)%
Net income	$90.1	$120.4	$(30.3)	(25.1)%
Net income per common share: Diluted	$3.58	$4.81
Weighted average common shares: Diluted	25,149,405	25,025,615

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Net sales for the twelve months ended April 3, 2021 decreased $118.5 million, or 16.3%, for fiscal 2021 compared to fiscal 2020. This was mainly the result of a 24.8% decrease in net sales to the aerospace markets and a decrease of 0.9% in the industrial markets. The decrease in aerospace sales during the year was primarily driven by reduced air travel and changes to production rates within the industry. This reduction in commercial aerospace was partially offset by increases in our defense OEM and aftermarket business. The decrease in sales year over year was due primarily to mining and energy markets, which was partially offset by increases in semiconductor and wind markets. Further, our industrial sales evidenced growth during the fourth quarter of fiscal 2021, which provides a positive indication of recovery in the market.

Net income decreased by $30.3 million(1) to $90.1 million(1) for fiscal 2021 compared to fiscal 2020. The year-over-year decrease was primarily driven by decreased sales volume during fiscal 2021. The net income of $90.1 million(1) in fiscal 2021 was impacted by $5.8 million of after-tax costs associated with restructuring, $1.3 million of after-tax costs associated with the cyber event, and $0.2 million of losses on foreign exchange, partially offset by $3.1 million of tax benefits associated with share-based compensation. The net income of $120.4 million(1) in fiscal 2020 was impacted by $1.1 million of after-tax gain on the sale of our Houston facility, and $5.9 million of discrete tax benefits including share-based compensation, partially offset by $1.1 million of after-tax costs associated with the acquisition of Swiss Tool, $0.8 million of restructuring and integration costs, and $0.7 million of loss on foreign exchange.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Gross Margin

	FY21	FY20	$ Change	% Change
Gross Margin	$234.1	$289.1	$(55.0)	(19.0)%
Gross Margin %	38.4%	39.7%

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

Selling, General and Administrative

	FY21 (As Restated) (1)	FY20 (As Restated) (1)	$ Change	% Change
SG&A	$102.8	$130.0	$(27.2)	(20.9)%
% of net sales	16.9%	17.9%

SG&A expenses decreased by $27.2 million to $102.8 million(1) for fiscal 2021 compared to fiscal 2020. This decrease was primarily due to $27.1 million(1) of reduced personnel-related costs and $0.1 million of other items.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Other, Net

	FY21	FY20	$ Change	% Change
Other, net	$16.7	$9.8	$6.9	70.7%
% of net sales	2.7%	1.3%

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

Income Taxes

	FY21 (As Restated) (1)	FY20 (As Restated) (1)
Income tax expense	$23.1	$26.4
Effective tax rate with discrete items	20.4%	18.0%
Effective tax rate without discrete items	22.4%	22.0%

Income tax expense for fiscal 2021 was $23.1 million(1) compared to $26.4 million(1) for fiscal 2020. Our effective income tax rate for fiscal 2021 was 20.4%(1) compared to 18.0%(1) for fiscal 2020. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. The effective income tax rate for fiscal 2021 of 20.4%(1) included discrete items of $2.2 million benefit which are comprised substantially of a benefit associated with share-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2021 without these discrete items would have been 22.4%(1). The effective income tax rate for fiscal 2020 of 18.0%(1) includes discrete items of $5.9 million benefit which are comprised substantially of a benefit associated with share-based compensation, tax benefit of other permanent adjustments from filing the Company’s tax returns and unrecognized tax benefits associated with the expiration of statutes of limitations. The effective income tax rate for fiscal 2020 without these discrete items would have been 22.0%(1).

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Segment Information

Aerospace/Defense Segment:

	FY21	FY20	$ Change	% Change
Net sales	$396.2	$507.4	$(111.2)	(21.9)%

Gross margin	$161.2	$210.4	$(49.2)	(23.4)%
Gross margin %	40.7%	41.5%

SG&A	$29.1	$36.6	$(7.5)	(20.5)%
% of segment net sales	7.4%	7.2%

Net sales decreased $111.2 million, or 21.9%, for fiscal 2021 compared to fiscal 2020. The COVID-19 health crisis, which was declared a pandemic in March 2020, has led to governments around the world implementing measures to reduce the spread. These measures include quarantines, “shelter in place” orders, travel restrictions, and other measures and have resulted in a slowdown of worldwide economic activity. Our production and sales in the commercial aerospace market have been negatively affected by the economic implications of the pandemic.

Gross margin was $161.2 million, or 40.7% of sales, in fiscal 2021 compared to $210.4 million, or 41.5% of sales, for the same period in fiscal 2020. The decrease in gross margin is attributable to product mix and less volume.

Industrial Segment:

	FY21	FY20	$ Change	% Change
Net sales	$212.8	$220.0	$(7.2)	(3.3)%

Gross margin	$72.9	$78.7	$(5.8)	(7.3)%
Gross margin %	34.3%	35.8%

SG&A	$18.0	$20.2	$(2.2)	(10.9)%
% of segment net sales	8.5%	9.2%

Net sales decreased $7.2 million, or 3.3%, during fiscal 2021 compared to the same period last year. The decrease in sales year over year was due primarily to mining and energy markets, which was partially offset by increases in semiconductor and wind markets.

Gross margin was $72.9 million, or 34.3% of sales, in fiscal 2021 compared to $78.7 million, or 35.8% of sales, for the same period in fiscal 2020. Gross margin for the fiscal 2021 was impacted by approximately $3.1 million of inventory rationalization costs associated with the consolidation of certain manufacturing facilities.

Corporate:

	FY21 (As Restated) (1)	FY20 (As Restated) (1)	$ Change	% Change
SG&A	$55.7	$73.2	$(17.5)	(23.9)%
% of total net sales	9.1%	10.1%

Corporate SG&A decreased $17.5 million or 23.9% for fiscal 2021 compared to fiscal 2020. This was primarily due to reductions in personnel-related costs.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

During fiscal 2022 we generated cash of $180.3 million from operating activities compared to $152.4 million for fiscal 2021. The increase of $27.9 million for fiscal 2022 was mainly the result of a $62.0 million(1) increase in non-cash activity and a net favorable change in operating assets and liabilities of $1.4 million, partially offset by a $35.5 million(1) decrease in net income. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was primarily driven by $32.8 million more depreciation and amortization, $18.5 million more amortization of deferred financing costs and debt discount, $14.8 million(1) more share-based compensation, and $1.0 million in debt extinguishment costs, partially offset by a $4.0 million(1) decrease in deferred taxes, $1.0 million decrease in net loss on asset disposals, and $0.1 million decrease in consolidation and restructuring charges.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

During fiscal 2021 we generated cash of $152.4 million from operating activities compared to $155.6 million for fiscal 2020. The decrease of $3.2 million for fiscal 2021 was mainly the result of a $30.3 million(1) decrease in net income partially offset by a net change in operating assets and liabilities of $31.1 million and $4.2 million(1) fewer non-cash charges. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash charges were primarily driven by a $2.5 million favorable change related to the disposal of assets, $2.2 million favorable change in consolidation and restructuring charges, $0.7 million more depreciation and $0.6 million more amortization of intangible assets. This was partially offset by a $9.6 million(1) decrease in share-based compensation and a $0.6 million(1) decrease in deferred taxes.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

During fiscal 2021, we used $3.4 million for financing activities compared to $20.3 million in fiscal 2020. This decrease in cash used was primarily attributable to $38.3 million less payments made on outstanding debt, $0.3 million less financing fees paid in connection with credit facilities, and $5.3 million less treasury stock purchases, partially offset by proceeds received from borrowings of $24.8 million for the acquisition of Swiss Tool in the prior year and $2.2 million less exercises of share-based awards.

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

Quarterly Results of Operations

	Quarter Ended (3)
	Apr. 2, 2022 (As Restated) (4)	Jan. 1, 2022 (As Restated) (4)	Oct. 2, 2021 (As Restated) (4)	Jul. 3, 2021 (As Restated) (4)	Apr. 3, 2021 (As Restated) (4)	Dec. 26, 2020 (As Restated) (4)	Sep. 26, 2020 (As Restated) (4)	Jun. 27, 2020 (As Restated) (4)
	(Unaudited) (in thousands, except per share data)
Net sales	$358,879	$266,953	$160,900	$156,205	$160,295	$145,861	$146,335	$156,493
Gross margin	137,486	93,345	62,464	63,773	62,469	55,588	56,596	59,453
Operating income	59,342	15,865	16,574	29,313	32,188	28,579	23,635	30,273
Net income/(loss) available to common stockholders	$25,728	$(5,205)	$(1,862)	$24,038	$26,256	$22,690	$17,932	$23,265
Net income/(loss) per common share available to common stockholders:
Basic(1)(2)	$0.91	$(0.18)	$(0.07)	$0.96	$1.06	$0.92	$0.78	$0.95
Diluted(1)(2)	$0.90	$(0.18)	$(0.07)	$0.95	$1.04	$0.91	$0.77	$0.94

(1)	See Note 2.
(2)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
(3)	Dodge was acquired on November 1, 2021 and is included within the quarters ended April 2, 2022 and January 1, 2022 within the table above.
(4)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2022, except for the effect of the material weakness described in the second paragraph as to which the date is August 5, 2022, expressed an adverse opinion thereon.

Restatement of 2022, 2021 and 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022, 2021 and 2020 consolidated financial statements have been restated to correct misstatements.

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

Stamford, Connecticut

May 26, 2022, except for the effects of the restatement described in Note 2, as to which the date is August 5, 2022

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$182,862	$151,086
Marketable securities	—	90,249
Accounts receivable, net of allowance for doubtful accounts of $2,737 at April 2, 2022 and $1,792 at April 3, 2021	247,487	110,472
Inventory	516,140	364,147
Prepaid expenses and other current assets	15,748	12,248
Total current assets	962,237	728,202
Property, plant and equipment, net	386,732	208,264
Operating lease assets, net	44,535	35,664
Goodwill	1,902,104	277,536
Intangible assets, net	1,511,515	154,399
Other assets	38,294	30,195
Total assets	$4,845,417	$1,434,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,606	$36,336
Accrued expenses and other current liabilities	145,252	43,564
Current operating lease liabilities	8,059	5,726
Current portion of long-term debt	1,543	2,612
Total current liabilities	313,460	88,238
Long-term debt, less current portion	1,686,798	13,495
Noncurrent operating lease liabilities	36,680	29,982
Deferred income taxes	315,463	15,031
Other noncurrent liabilities	120,408	55,416
Total liabilities	2,472,809	202,162
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of April 2, 2022 and April 3, 2021, respectively; issued shares: 4,600,000 and 0 as of April 2, 2022 and April 3, 2021, respectively	46	—
Common stock, $.01 par value; authorized shares: 60,000,000 at April 2, 2022 and April 3, 2021, respectively; issued shares: 29,807,208 and 26,110,320 at April 2, 2022 and April 3, 2021, respectively	298	261
Additional paid-in capital	1,564,261	462,616
Accumulated other comprehensive income/(loss)	(5,800)	(10,409)
Retained earnings	886,155	843,456
Treasury stock, at cost, 928,322 shares and 884,701 shares at April 2, 2022 and April 3, 2021, respectively	(72,352)	(63,826)
Total stockholders’ equity	2,372,608	1,232,098
Total liabilities and stockholders’ equity	$4,845,417	$1,434,260

See accompanying notes.

(1) See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Net sales	$942,937	$608,984	$727,461
Cost of sales	585,869	374,878	438,358
Gross margin	357,068	234,106	289,103
Operating expenses:
Selling, general and administrative	167,603	102,783	129,983
Other, net	68,371	16,648	9,753
Total operating expenses	235,974	119,431	139,736
Operating income	121,094	114,675	149,367
Interest expense, net	41,510	1,430	1,885
Other non-operating expense/(income)	834	(31)	761
Income before income taxes	78,750	113,276	146,721
Provision for income taxes	24,040	23,133	26,371
Net income	$54,710	$90,143	$120,350
Preferred stock dividends	12,011	—	—
Net income available to common stockholders	$42,699	$90,143	$120,350

Net income per common share available to common stockholders:
Basic	$1.58	$3.63	$4.89
Diluted	$1.56	$3.58	$4.81
Weighted average common shares:
Basic	26,946,355	24,851,344	24,632,637
Diluted	27,311,029	25,149,405	25,025,615

See accompanying notes.

(1) See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2022 (As Restated) (2)	April 3, 2021 (As Restated) (2)	March 28, 2020 (As Restated) (2)
Net income	$54,710	$90,143	$120,350
Pension and postretirement liability adjustments, net of taxes (1)	4,194	(4,538)	(861)
Foreign currency translation adjustments	415	1,027	2,719
Total comprehensive income	$59,319	$86,632	$122,208

(1)	These adjustments were net of a tax expense of $1,110, tax benefit of $911 and tax benefit of $262 in fiscal 2022, 2021 and 2020, respectively.

See accompanying notes.

(2) See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital (As	Accumulated Other Comprehensive	Retained Earnings (As	Treasury Stock		Total Stockholders’ Equity (As
	Shares	Amount	Shares	Amount	Restated) (1)	Income/(Loss)	Restated) (1)	Shares	Amount	Restated) (1)
Balance at March 30, 2019	25,607,196	$256	—	$—	$391,997	$(7,467)	$631,674	(752,913)	$(44,772)	971,688
Net income	—	—	—	—	—	—	120,350	—	—	120,350
Share-based compensation	—	—	—	—	27,568	—	—	—	—	27,568
Repurchase of common stock	—	—	—	—	—	—	—	(86,069)	(12,209)	(12,209)
Exercise of equity awards	179,897	3	—	—	13,595	—	—	—	—	13,598
Change in net prior service cost and actuarial losses, net of tax benefit of $262	—	—	—	—	—	(861)	—	—	—	(861)
Issuance of restricted stock, net of forfeitures	94,322	—	—	—	—	—	—	—	—	—
Impact from adoption of ASU 2018-02	—	—	—	—	—	(1,289)	1,289	—	—	—
Currency translation adjustments	—	—	—	—	—	2,719	—	—	—	2,719
Balance at March 28, 2020	25,881,415	$259	—	$—	$433,160	$(6,898)	$753,313	(838,982)	$(56,981)	$1,122,853
Net income	—	—	—	—	—	—	90,143	—	—	90,143
Share-based compensation	—	—	—	—	18,082	—	—	—	—	18,082
Repurchase of common stock	—	—	—	—	—	—	—	(45,719)	(6,845)	(6,845)
Exercise of equity awards	141,767	2	—	—	11,374	—	—	—	—	11,376
Change in net prior service cost and actuarial losses, net of tax benefit of $911	—	—	—	—	—	(4,538)	—	—	—	(4,538)
Issuance of restricted stock, net of forfeitures	87,138	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,027	—	—	—	1,027
Balance at April 3, 2021	26,110,320	$261	—	$—	$462,616	$(10,409)	$843,456	(884,701)	$(63,826)	$1,232,098
Net income	—	—	—	—	—	—	54,710	—	—	54,710
Share-based compensation	—	—	—	—	32,894	—	—	—	—	32,894
Preferred stock dividends	—	—	—	—	—	—	(12,011)	—	—	(12,011)
Repurchase of common stock	—	—	—	—	—	—	—	(43,621)	(8,526)	(8,526)
Exercise of equity awards	149,896	2	—	—	18,021	—	—	—	—	18,023
Change in net prior service cost and actuarial losses, net of tax expense of $1,110	—	—	—	—	—	4,194	—	—	—	4,194
Issuance of restricted stock, net of forfeitures	96,992	—	—	—	—	—	—	—	—	—
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,273	—	—	—	—	445,319
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,457	—	—	—	—	605,492
Currency translation adjustments	—	—	—	—	—	415	—	—	—	415
Balance at April 2, 2022	29,807,208	$298	4,600,000	$46	$1,564,261	$(5,800)	$886,155	(928,322)	$(72,352)	$2,372,608

See accompanying notes.

(1) See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Cash flows from operating activities:
Net income	$54,710	$90,143	$120,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,532	32,744	31,420
Deferred income taxes	185	4,216	4,770
Amortization of deferred financing costs	18,930	472	506
Consolidation and restructuring charges	2,378	2,510	358
Loss on extinguishment of debt	963	—	—
Stock-based compensation	32,894	18,082	27,568
Loss/(gain) on disposition of assets	347	1,314	(1,227)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53,484)	18,969	3,305
Inventory	(16,150)	905	(25,371)
Prepaid expenses and other current assets	(1,803)	(353)	(3,878)
Other noncurrent assets	(2,444)	(10,904)	(3,946)
Accounts payable	52,372	(14,836)	837
Accrued expenses and other current liabilities	22,067	2,573	(14)
Other noncurrent liabilities	3,796	6,618	943
Net cash provided by operating activities	180,293	152,453	155,621
Cash flows from investing activities:
Purchase of property, plant and equipment	(29,759)	(11,772)	(37,297)
Acquisition of businesses, net of cash acquired	(2,908,241)	245	(33,842)
Purchase of marketable securities	(29,982)	(100,075)	—
Proceeds from sale of marketable securities	120,483	10,020	—
Proceeds from sale of assets	22	58	8,354
Net cash used in investing activities	(2,847,477)	(101,524)	(62,785)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	605,492	—	—
Proceeds from issuance of preferred stock, net of issuance costs	445,319	—	—
Proceeds received from revolving credit facilities, net of financing costs	—	—	9,435
Proceeds from term loans, net of financing costs	1,285,761	—	15,383
Proceeds from senior notes, net of financing costs	494,200	—	—
Finance fees paid in connection with credit facilities and senior notes	(19,532)	—	(276)
Repayments of revolving credit facilities	—	(3,028)	(45,821)
Repayments of term loans	(113,038)	(4,362)	—
Repayments of notes payable	(505)	(504)	(477)
Principal payments on finance lease obligations	(1,646)	—	—
Preferred stock dividends paid	(7,092)	—	—
Repurchase of common stock	(8,526)	(6,845)	(12,209)
Exercise of stock options	18,023	11,376	13,598
Net cash provided by/(used in) financing activities	2,698,456	(3,363)	(20,367)

Effect of exchange rate changes on cash	504	265	902
Cash and cash equivalents:
Increase during the year	31,776	47,831	73,371
Cash and cash equivalents, at beginning of year	151,086	103,255	29,884
Cash and cash equivalents, at end of year	$182,862	$151,086	$103,255

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$17,117	$16,692	$27,071
Interest	11,611	1,080	1,288

See accompanying notes.

(1) See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

2. Summary of Significant Accounting Policies

Restatement

On August 2, 2022, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the in the Company’s previously issued consolidated financial statements for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020 (collectively, the “Affected Periods”) contained in the Original Form 10-K, as well as the summarized unaudited interim financial information for each of the quarters in the Affected Periods contained in the Original Form 10-K filed with the SEC on May 26, 2022, should be restated by adjusting selling, general and administrative expenses to reflect non-cash stock-based compensation that should have been recognized in each period.

The need for the restatement arose out of the Company’s reexamination of the timing of the Company’s recognition of stock-based compensation, a non-cash item, for awards granted to the CEO and COO in light of their employment agreements as then in effect, which historically included provisions that (i) would accelerate the vesting of all the CEO’s then-unvested shares of restricted stock and stock options in the event that he voluntarily resigns from employment or provides the Company with notice that his employment agreement will not renew, and (ii) would accelerate the vesting of all the COO’s then-unvested shares of restricted stock and stock options in the event that he provides the Company with notice that his employment agreement will not renew. Historically, the Company recognized stock-based compensation for restricted stock awards granted to the CEO and COO over the three-year vesting period and option awards over the five-year vesting period stated in the agreements underlying these awards, but U.S. GAAP requires stock-based compensation for awards to be recognized over the shorter service period effectively provided by the above-referenced provisions in the CEO and COO’s respective employment agreements.

In this Amendment, the Company has restated its selling, general and administrative expenses, including the tax impact of those additional expenses, within its consolidated statements of operations for the Affected Periods to reflect the stock-based compensation that should have been recognized each period. This correction to the consolidated statements of operations also impacted the Company’s consolidated statements of comprehensive income, consolidated balance sheets, statements of stockholder’s equity and certain notes to the financial statements. This correction does not impact the consolidated statements of cash flows besides offsetting adjustments between net income, deferred income taxes and stock-based compensation within the cash flows from operating activities section.

The following tables present the impact of the restatement on the Company’s previously reported consolidated statements of operations for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020. The values as previously reported were derived from the Company’s Original Form 10-K.

(dollars in thousands, except share and per share data)

	Fiscal Year Ended April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$158,634	$8,969	$167,603
Total operating expenses	$227,005	$8,969	$235,974
Operating income	$130,063	$(8,969)	$121,094
Income before income taxes	$87,719	$(8,969)	$78,750
Provision for income taxes	$22,654	$1,386	$24,040
Net income	$65,065	$(10,355)	$54,710
Preferred stock dividends	$12,011	—	$12,011
Net income available to common stockholders	$53,054	$(10,355)	$42,699

Net income per common share available to common stockholders:
Basic	$1.97	$(0.39)	$1.58
Diluted	$1.95	$(0.39)	$1.56
Weighted average common shares:
Basic	26,946,355	—	26,946,355
Diluted	27,214,232	96,797	27,311,029

	Fiscal Year Ended April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$106,000	$(3,217)	$102,783
Total operating expenses	$122,648	$(3,217)	$119,431
Operating income	$111,458	$3,217	$114,675
Income before income taxes	$110,059	$3,217	$113,276
Provision for income taxes	$20,426	$2,707	$23,133
Net income	$89,633	$510	$90,143
Preferred stock dividends	—	—	—
Net income available to common stockholders	$89,633	$510	$90,143

Net income per common share available to common stockholders:
Basic	$3.61	$0.02	$3.63
Diluted	$3.58	$0.00	$3.58
Weighted average common shares:
Basic	24,851,344	—	24,851,344
Diluted	25,048,451	100,954	25,149,405

	Fiscal Year Ended March 28, 2020
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$122,565	$7,418	$129,983
Total operating expenses	$132,318	$7,418	$139,736
Operating income	$156,785	$(7,418)	$149,367
Income before income taxes	$154,139	$(7,418)	$146,721
Provision for income taxes	$28,103	$(1,732)	$26,371
Net income	$126,036	$(5,686)	$120,350
Preferred stock dividends	—	—	—
Net income available to common stockholders	$126,036	$(5,686)	$120,350

Net income per common share available to common stockholders:
Basic	$5.12	$(0.23)	$4.89
Diluted	$5.06	$(0.25)	$4.81
Weighted average common shares:
Basic	24,632,637	—	24,632,637
Diluted	24,922,631	102,984	25,025,615

The following tables present the impact of the restatement on the Company’s consolidated statements of comprehensive income for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020. The values as previously reported were derived from the Company’s Original Form 10-K.

(dollars in thousands)

	Fiscal Year Ended April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Net income	$65,065	$(10,355)	$54,710
Total comprehensive income	$69,674	$(10,355)	$59,319

	Fiscal Year Ended April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net income	$89,633	$510	$90,143
Total comprehensive income	$86,122	$510	$86,632

	Fiscal Year Ended March 28, 2020
	As Previously Reported	Restatement Impacts	As Restated
Net income	$126,036	$(5,686)	$120,350
Total comprehensive income	$127,894	$(5,686)	$122,208

The following tables present the impact of the restatement on the Company’s previously reported consolidated balance sheets as of April 2, 2022 and April 3, 2021. The values as previously reported were derived from the Company’s Original Form 10-K.

(dollars in thousands)

	As of April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$316,224	$(761)	$315,463
Total liabilities	$2,473,570	$(761)	$2,472,809
Additional paid-in capital	$1,537,749	$26,512	$1,564,261
Retained earnings	$911,906	$(25,751)	$886,155
Total stockholders’ equity	$2,371,847	$761	$2,372,608

	As of April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$17,178	$(2,147)	$15,031
Total liabilities	$204,309	$(2,147)	$202,162
Additional paid-in capital	$445,073	$17,543	$462,616
Retained earnings	$858,852	$(15,396)	$843,456
Total stockholders’ equity	$1,229,951	$2,147	$1,232,098

The impact to the balance sheet at the beginning of the fiscal year ending March 28, 2020 was a reduction of retained earnings of $10,220, an increase to additional paid-in capital of $13,342 and a reduction of deferred tax liabilities of $3,122.

As shown above, the restatement impacts the classification of amounts within certain equity accounts. Those restatement impacts are also reflected within the restated columns of the Company’s previously reported consolidated statements of stockholders’ equity as of April 2, 2022 and April 3, 2021.

The following table presents the impact of the restatement on the Company’s previously reported consolidated statements of cash flows for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020. The values as previously reported were derived from the Company’s Original Form 10-K.

(dollars in thousands)

	Fiscal Year Ended April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Net income	$65,065	$(10,355)	$54,710
Deferred income taxes	$(1,201)	$1,386	$185
Stock-based compensation	$23,925	$8,969	$32,894
Cash flows from operating activities	$180,293	—	$180,293

	Fiscal Year Ended April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net income	$89,633	$510	$90,143
Deferred income taxes	$1,509	$2,707	$4,216
Stock-based compensation	$21,299	$(3,217)	$18,082
Cash flows from operating activities	$152,453	—	$152,453

	Fiscal Year Ended March 28, 2020
	As Previously Reported	Restatement Impacts	As Restated
Net income	$126,036	$(5,686)	$120,350
Deferred income taxes	$6,502	$(1,732)	$4,770
Stock-based compensation	$20,150	$7,418	$27,568
Cash flows from operating activities	$155,621	—	$155,621

The following unaudited tables present the impact of the restatement on the Company’s previously reported consolidated statements of operations and balance sheets for the quarterly periods included within each of the fiscal years ended April 2, 2022 and April 3, 2021. The values as previously reported were derived from the Company’s Original Form 10-Q’s previously filed with the Securities and Exchange Commission.

(dollars in thousands, except share and per share data)

	Three Months Ended April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$55,962	$(1,496)	$54,466
Total operating expenses	$79,640	$(1,496)	$78,144
Operating income	$57,846	$1,496	$59,342
Income before income taxes	$44,078	$1,496	$45,574
Provision for income taxes	$11,878	$2,218	$14,096
Net income	$32,200	$(722)	$31,478
Preferred stock dividends	$5,750	—	$5,750
Net income available to common stockholders	$26,450	$(722)	$25,728

Net income per common share available to common stockholders:
Basic	$0.92	$(0.02)	$0.90
Diluted	$0.92	$(0.03)	$0.89
Weighted average common shares:
Basic	28,645,468	—	28,645,468
Diluted	28,865,257	106,509	28,971,766

	As of April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$316,224	$(761)	$315,463
Total liabilities	$2,473,570	$(761)	$2,472,809
Additional paid-in capital	$1,537,749	$26,512	$1,564,261
Retained earnings	$911,906	$(25,751)	$886,155
Total stockholders’ equity	$2,371,847	$761	$2,372,608

	Three Months Ended January 1, 2022
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$43,196	$(1,494)	$41,702
Total operating expenses	$78,974	$(1,494)	$77,480
Operating income	$14,371	$1,494	$15,865
Income before income taxes	$1,128	$1,494	$2,622
Provision for income taxes	$1,191	$885	$2,076
Net income	$(63)	$609	$546
Preferred stock dividends	$5,751	—	$5,751
Net income available to common stockholders	$(5,814)	$609	$(5,205)

Net income per common share available to common stockholders:
Basic	$(0.20)	$0.02	$(0.18)
Diluted	$(0.20)	$0.02	$(0.18)
Weighted average common shares:
Basic	28,618,495	—	28,618,495
Diluted	28,618,495	—	28,618,495

	As of January 1, 2022
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$307,819	$(2,979)	$304,840
Total liabilities	$2,540,076	$(2,979)	$2,537,097
Additional paid-in capital	$1,531,552	$28,008	$1,559,560
Retained earnings	$885,456	$(25,029)	$860,427
Total stockholders’ equity	$2,334,974	$2,979	$2,337,953

	Three Months Ended October 2, 2021
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$29,674	$10,549	$40,223
Total operating expenses	$35,341	$10,549	$45,890
Operating income	$27,123	$(10,549)	$16,574
Income before income taxes	$11,644	$(10,549)	$1,095
Provision for income taxes	$4,715	$(2,268)	$2,447
Net income	$6,929	$(8,281)	$(1,352)
Preferred stock dividends	$510	—	$510
Net income available to common stockholders	$6,419	$(8,281)	$(1,862)

Net income per common share available to common stockholders:
Basic	$0.25	$(0.32)	$(0.07)
Diluted	$0.25	$(0.32)	$(0.07)
Weighted average common shares:
Basic	25,500,393	—	25,500,393
Diluted	25,775,794	(275,401)	25,500,393

	As of October 2, 2021
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$20,202	$(3,864)	$16,338
Total liabilities	$230,700	$(3,864)	$226,836
Additional paid-in capital	$1,524,928	$29,503	$1,554,431
Retained earnings	$891,270	$(25,639)	$865,631
Total stockholders’ equity	$2,337,097	$3,864	$2,340,961

	Three Months Ended July 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$29,802	$1,410	$31,212
Total operating expenses	$33,050	$1,410	$34,460
Operating income	$30,723	$(1,410)	$29,313
Income before income taxes	$30,869	$(1,410)	$29,459
Provision for income taxes	$4,870	$551	$5,421
Net income	$25,999	$(1,961)	$24,038
Preferred stock dividends	—	—	—
Net income available to common stockholders	$25,999	$(1,961)	$24,038

Net income per common share available to common stockholders:
Basic	$1.04	$(0.08)	$0.96
Diluted	$1.03	$(0.08)	$0.95
Weighted average common shares:
Basic	25,021,063	—	25,021,063
Diluted	25,308,723	83,324	25,392,047

	As of July 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$17,956	$(1,596)	$16,360
Total liabilities	$216,223	$(1,596)	$214,627
Additional paid-in capital	$467,524	$18,953	$486,477
Retained earnings	$884,851	$(17,357)	$867,494
Total stockholders’ equity	$1,274,376	$1,596	$1,275,972

	Three Months Ended April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$27,409	$(2,448)	$24,961
Total operating expenses	$32,729	$(2,448)	$30,281
Operating income	$29,740	$2,448	$32,188
Income before income taxes	$29,639	$2,448	$32,087
Provision for income taxes	$4,685	$1,146	$5,831
Net income	$24,954	$1,302	$26,256
Preferred stock dividends	—	—	—
Net income available to common stockholders	$24,954	$1,302	$26,256

Net income per common share available to common stockholders:
Basic	$1.00	$0.05	$1.05
Diluted	$0.99	$0.05	$1.04
Weighted average common shares:
Basic	24,948,546	—	24,948,546
Diluted	25,231,485	99,991	25,331,476

	As of April 3, 2021
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$17,178	$(2,147)	$15,031
Total liabilities	$204,309	$(2,147)	$202,162
Additional paid-in capital	$445,073	$17,543	$462,616
Retained earnings	$858,852	$(15,396)	$843,456
Total stockholders’ equity	$1,229,951	$2,147	$1,232,098

	Three Months Ended December 26, 2020
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$25,739	$(2,038)	$23,701
Total operating expenses	$29,047	$(2,038)	$27,009
Operating income	$26,541	$2,038	$28,579
Income before income taxes	$26,264	$2,038	$28,302
Provision for income taxes	$4,695	$917	$5,612
Net income	$21,569	$1,121	$22,690
Preferred stock dividends	—	—	—
Net income available to common stockholders	$21,569	$1,121	$22,690

Net income per common share available to common stockholders:
Basic	$0.87	$0.04	$0.91
Diluted	$0.86	$0.04	$0.90
Weighted average common shares:
Basic	24,861,792	—	24,861,792
Diluted	25,060,812	107,544	25,168,356

	As of December 26, 2020
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$19,391	$(3,293)	$16,098
Total liabilities	$204,175	$(3,293)	$200,882
Additional paid-in capital	$434,346	$19,990	$454,336
Retained earnings	$833,898	$(16,697)	$817,201
Total stockholders’ equity	$1,204,807	$3,293	$1,208,100

	Three Months Ended September 26, 2020
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$26,023	$2,728	$28,751
Total operating expenses	$30,233	$2,728	$32,961
Operating income	$26,363	$(2,728)	$23,635
Income before income taxes	$25,809	$(2,728)	$23,081
Provision for income taxes	$5,388	$(239)	$5,149
Net income	$20,421	$(2,489)	$17,932
Preferred stock dividends	—	—	—
Net income available to common stockholders	$20,421	$(2,489)	$17,932

Net income per common share available to common stockholders:
Basic	$0.82	$(0.10)	$0.72
Diluted	$0.82	$(0.10)	$0.72
Weighted average common shares:
Basic	24,823,658	—	24,823,658
Diluted	24,957,158	102,509	25,059,667

	As of September 26, 2020
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$20,700	$(4,209)	$16,491
Total liabilities	$195,781	$(4,209)	$191,572
Additional paid-in capital	$425,488	$22,028	$447,516
Retained earnings	$812,329	$(17,819)	$794,510
Total stockholders’ equity	$1,172,104	$4,209	$1,176,313

	Three Months Ended June 27, 2020
	As Previously Reported	Restatement Impacts	As Restated
Selling, general and administrative	$26,829	$(1,459)	$25,370
Total operating expenses	$30,639	$(1,459)	$29,180
Operating income	$28,814	$1,459	$30,273
Income before income taxes	$28,347	$1,459	$29,806
Provision for income taxes	$5,658	$883	$6,541
Net income	$22,689	$576	$23,265
Preferred stock dividends	—	—	—
Net income available to common stockholders	$22,689	$576	$23,265

Net income per common share available to common stockholders:
Basic	$0.92	$0.02	$0.94
Diluted	$0.91	$0.02	$0.93
Weighted average common shares:
Basic	24,763,903	—	24,763,903
Diluted	24,933,941	105,348	25,039,289

	As of June 27, 2020
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$19,425	$(3,970)	$15,455
Total liabilities	$206,574	$(3,970)	$202,604
Additional paid-in capital	$418,069	$19,300	$437,369
Retained earnings	$791,908	$(15,330)	$776,578
Total stockholders’ equity	$1,142,635	$3,970	$1,146,605

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

The estimated useful lives of the Company's property, plant and equipment are as follows:

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

The Company determines if an arrangement is a lease at contract inception. For leases where the Company is the lessee, it recognizes lease assets and related lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. The lease term is the noncancellable period for which a lessee has the right to use an underlying asset, including periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For renewal options, the Company performs an assessment at commencement if it is reasonably likely to exercise the option. The assessment is based on the Company's intentions, past practices, estimates and factors that create an economic incentive for the Company. Generally, the Company is not reasonably certain to exercise the renewal option in a lease contract, with the exception of some of our leased manufacturing facilities. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so; therefore, the Company does not typically consider the termination option in its lease term at commencement.

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

For the twelve months ended April 2, 2022, 179,289 employee stock options and 325 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the twelve months ended April 3, 2021, 176,432(1) employee stock options and 35,780 restricted shares have been excluded from the calculation of diluted earnings per share available to common stockholders. At March 28, 2020, 155,383(1) employee stock options and 1,150(1) restricted shares have been excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share available to common stockholders.

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Net income	$54,710	$90,143	$120,350
Preferred stock dividends	12,011	—	—
Net income available to common stockholders	$42,699	$90,143	$120,350

Denominator:
Denominator for basic net income per share available to common stockholders — weighted-average shares outstanding	26,946,355	24,851,344	24,632,637
Effect of dilution due to employee stock awards	364,674	298,061	392,978
Denominator for diluted net income per share available to common stockholders — weighted-average shares outstanding	27,311,029	25,149,405	25,025,615
Basic net income per share available to common stockholders	$1.58	$3.63	$4.89
Diluted net income per share available to common stockholders	$1.56	$3.58	$4.81

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

The carrying amounts of the Company's borrowings under the Revolver, the Term Loan, Foreign Revolver and Foreign Term Loan approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying value of the mortgage on our Schaublin building approximates fair value as the rates since entering into the mortgage in fiscal 2013 have not significantly changed. All borrowings have been classified as Level 2 in the valuation hierarchy. The Senior Notes are reported at carrying value on the consolidated balance sheets. The fair value of the Senior Notes as of April 2, 2022 was $463,750 and was computed based on quoted market prices (observable inputs). The Senior Notes are classified within Level 2 of the fair value hierarchy.

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

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $44,952 of the acquired goodwill is deductible for tax purposes.

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

The results of operations for Dodge have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $291,873 of revenue and $29,260 of operating income for the fiscal year ended April 2, 2022. The following table reflects the unaudited pro forma operating results of the Company for the twelve month periods ended April 2, 2022, April 3, 2021 and March 28, 2020, which gives effect to the acquisition of Dodge as if the Company had been acquired on March 31, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective March 31, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets and acquisition costs incurred. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)

Net sales	$1,327,559	$1,182,017	$1,322,910
Net income	$113,063	$99,948	$99,294
Basic net income per share available to common stockholders	$3.15	$2.71	$2.72
Diluted net income per share available to common stockholders	$3.12	$2.68	$2.68

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Upon closing, the Company entered into a transition services agreement ("TSA") with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to twelve months. The Company has the option to extend the support period for up to a maximum of an additional year for certain IT services. RBC has the right to terminate individual services at any point over the renewal term. All services are expected to be terminated by the end of the second quarter of fiscal 2023. Since the purchase of the Dodge business, costs associated with the TSA were $8,003 through April 2, 2022 and were included in other, net on the Company's consolidated statement of operations.

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

14.	Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Domestic	$68,804	$108,651	$140,736
Foreign	9,946	4,625	5,985
Total income before income taxes	$78,750	$113,276	$146,721

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

The provision for income taxes consists of the following:

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Current tax expense:
Federal	$18,329	$15,171	$16,370
State	2,593	1,100	2,578
Foreign	2,933	2,646	2,653
	23,855	18,917	21,601
Deferred tax expense:
Federal	(488)	2,719	4,734
State	(296)	1,534	820
Foreign	969	(37)	(784)
	185	4,216	4,770
Total income taxes	$24,040	$23,133	$26,371

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Income taxes using U.S. federal statutory rate	$16,537	$23,788	$30,811
State income taxes, net of federal benefit	1,916	2,334	2,677
Stock-based compensation	(2,646)	(2,583)	(3,834)
Foreign rate differential	1,603	1,638	613
Transition tax	—	—	135
Research and development credits	(1,492)	(1,258)	(1,737)
Company-owned life insurance	(37)	(1,173)	334
Foreign derived intangible income (FDII)	(1,489)	(1,088)	(1,569)
U.S. unrecognized tax positions	5,427	1,784	(146)
Acquisition costs	1,654	—	—
Valuation allowance	2,273	200	147
Other - net	294	(509)	(1,060)
	$24,040	$23,133	$26,371

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Net deferred tax assets (liabilities) are comprised of the following:

	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)
Deferred tax assets:
Pension and postretirement benefits	$2,725	$1,021
Employee compensation accruals	8,186	7,080
Inventory	14,121	9,269
Operating lease liabilities	8,839	8,527
Finance lease liabilities	7,676	—
Stock compensation	4,223	8,279
Tax loss and credit carryforwards	12,121	10,942
State tax	1,377	1,441
Other accrued liabilities	11,422	1,233
Other	2,344	919
Total gross deferred tax assets	73,034	48,711
Valuation allowance	(8,655)	(6,292)
Total deferred tax assets	$64,379	$42,419

Deferred tax liabilities:
Property, plant and equipment	$(42,702)	$(20,744)
Operating lease assets	(8,884)	(8,492)
Other	(2,860)	(2,657)
Intangible assets	(324,431)	(25,557)
Total deferred tax liabilities	$(378,877)	$(57,450)

Total net deferred liabilities	$(314,498)	$(15,031)

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020
Balance, beginning of year	$16,595	$14,212	$13,479
Gross increases (decreases) – tax positions taken during a prior period	415	(166)	123
Gross increases – tax positions taken during the current period	7,592	3,994	1,702
Reductions due to lapse of the applicable statute of limitations	(1,764)	(1,445)	(1,092)
Balance, end of year	$22,838	$16,595	$14,212

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

The Company recorded $8,201(1) (net of taxes of $2,852(1)) in compensation in fiscal 2022 related to option awards. As of April 2, 2022, there was $7,065(1) of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5(1) years. The total intrinsic value of options exercised in fiscal 2022, 2021 and 2020 was $11,915, $12,726 and $15,273, respectively.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

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

The Company recorded $16,206(1) (net of taxes of $5,635(1)) in compensation in fiscal 2022 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2022, 2021, and 2020 was $22,094 , $19,470 and $19,916, respectively. Unrecognized expense for restricted stock was $13,556(1) at April 2, 2022. This cost is expected to be recognized over a weighted average period of approximately 3.1(1) years.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

16.	Commitments and Contingencies

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

The Company previously reported its financial results under four operating segments: Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products. During the third quarter of fiscal 2022, the Company completed the acquisition of Dodge, which has resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, the Company’s financial results are now reported in two new reportable operating segments: Aerospace/Defense and Industrial:

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

	Fiscal Year Ended
	April 2, 2022 (As Restated) (1)	April 3, 2021 (As Restated) (1)	March 28, 2020 (As Restated) (1)
Net External Sales
Aerospace/Defense	$381,468	$396,222	$507,417
Industrial	561,469	212,762	220,044
	$942,937	$608,984	$727,461
Gross Margin
Aerospace/Defense	$155,127	$161,190	$210,442
Industrial	201,941	72,916	78,661
	$357,068	$234,106	$289,103
Selling, General and Administrative Expenses
Aerospace/Defense	$28,997	$29,134	$36,597
Industrial	58,603	17,982	20,238
Corporate	80,003	55,667	73,148
	$167,603	$102,783	$129,983
Operating Income
Aerospace/Defense	$117,858	$122,402	$165,698
Industrial	107,478	52,911	56,665
Corporate	(104,242)	(60,638)	(72,996)
	$121,094	$114,675	$149,367
Total Assets
Aerospace/Defense	$776,505	$792,280	$788,060
Industrial	3,920,957	357,353	390,363
Corporate	147,955	284,627	143,489
	$4,845,417	$1,434,260	$1,321,912
Capital Expenditures
Aerospace/Defense	$7,510	$8,672	$25,993
Industrial	19,312	2,951	11,129
Corporate	2,937	149	175
	$29,759	$11,772	$37,297
Depreciation & Amortization
Aerospace/Defense	$19,055	$19,855	$19,262
Industrial	43,127	9,659	8,948
Corporate	3,350	3,230	3,210
	$65,532	$32,744	$31,420
Geographic External Sales
Domestic	$833,409	$546,018	$651,381
Foreign	109,528	62,966	76,080
	$942,937	$608,984	$727,461
Geographic Long-Lived Assets
Domestic	$372,995	$188,366	$190,215
Foreign	58,272	55,562	58,584
	$431,267	$243,928	$248,799

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management believes that its disclosure controls and procedures were not effective as of April 2, 2022 due to the material weakness in internal control described below.

As mentioned in Management’s Report on Internal Control Over Financial Reporting, we acquired Dodge on November 1, 2021. As part of our ongoing integration of the Dodge business, we continue to incorporate our controls and procedures into the business and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 2, Summary of Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements in Item 8, the Company determined that errors were made in its original accounting conclusions related to the timing of when stock-based compensation was recognized for equity awards granted to its Chief Executive Officer and Chief Operating Officer based on the terms of their employment agreements. The Company determined the errors were the result of a deficiency in internal control over financial reporting regarding the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, a non-cash item. Company-wide, there are two employment agreements for executive officers; one for its Chief Executive Officer and one for its Chief Operating Officer.

The Company acknowledges that its management is responsible for establishing and maintaining internal control over financial reporting and assessing the effectiveness of its internal controls. The Company is committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. Management is in the process of implementing its remediation plan, which includes steps to design and implement new controls regarding management’s review of new or modified employment agreements for key executives. The Company will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Other than the items noted above, there have been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Refer to Management’s Report on Internal Control Over Financial Reporting within this document.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2022 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, and the existence of a material weakness related to a deficiency in internal control over financial reporting regarding the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, our management concluded that our internal control over financial reporting was not effective as of April 2, 2022.

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

August 5, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, RBC Bearings Incorporated (the Company) has not maintained effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

In our report dated May 26, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, and has further concluded that such deficiency represented a material weakness as of April 2, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of April 2, 2022. Accordingly, our present opinion on the effectiveness of April 2, 2022’s internal control over financial reporting as of April 2, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2022 and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated May 26, 2022, except for the effects of the restatement described in Note 2 as to which the date is August 5, 2022, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 26, 2022, except for the effect of the material weakness described in the second paragraph above, as to which the date is August 5, 2022

ITEM 9B. OTHER INFORMATION

Board Committee Assignments

Audit Committee *

Edward D. Stewart, Chairman

Michael H. Ambrose

Richard R. Crowell

Compensation Committee

Dolores J. Ennico, Chairman

Dr. Steven H. Kaplan

Dr. Amir Faghri

Nominating and Governance Committee

Edward D. Stewart

Dr. Steven H. Kaplan

*At least one member of the Audit Committee qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock (filed as Exhibit 4.1 to Annual Report on Form 10-K dated May 26, 2021).
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Certificate of Designation for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 24, 2021).
4.4	Form of stock certificate for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2021)
4.5	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.6	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1

Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8 K dated June 9, 2022).

10.2

Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Dr. Michael J. Hartnett (filed as Exhibit 10.1 to Current Report on Form 8 K dated August 4, 2022).

10.3	Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated June 9, 2022).
10.4

Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8 K dated August 4, 2022).

10.5	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.6	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.7	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.8	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.9	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.10	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit to Current Report on Form 8-K dated July 27, 2017).
10.11	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).

10.12	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.13	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.14	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.15	Stock and Asset Purchase Agreement, dated as of July 24, 2021, by and between ABB Asea Brown Boveri Ltd as Seller and RBC Bearings Incorporated as Purchaser (filed as Exhibit 2.1 to Current Report on Form 8-K dated July 26, 2021).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K/A SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 5, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(principal executive officer and chairman)
Date: August 5, 2022

/s/ Daniel A. Bergeron	Chief Operating Officer
Daniel A. Bergeron
Date: August 5, 2022

/s/ Robert M. Sullivan	Chief Financial Officer
Robert M. Sullivan	(principal financial officer)
Date: August 5, 2022

/s/ Matthew J. Tift	Corporate Controller
Matthew J. Tift
Date: August 5, 2022

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: August 5, 2022

/s/ Dolores J. Ennico	Director
Dolores J. Ennico
Date: August 5, 2022

/s/ Edward D. Stewart	Director
Edward D. Stewart
Date: August 5, 2022

/s/ Dr. Steven H. Kaplan	Director
Dr. Steven H. Kaplan
Date: August 5, 2022

/s/ Michael H. Ambrose	Director
Michael H. Ambrose
Date: August 5, 2022

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: August 5, 2022