Form 10-Q
period 2022-07-02
RBC Bearings INC
filed 2022-08-05
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

As of July 29, 2022, RBC Bearings Incorporated had 28,930,840 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	July 2, 2022	April 2, 2022 (As Restated) (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,587	$182,862
Accounts receivable, net of allowance for doubtful accounts of $2,860 as of July 2, 2022 and $2,737 as of April 2, 2022	234,987	247,487
Inventory	542,050	516,140
Prepaid expenses and other current assets	19,456	15,748
Total current assets	916,080	962,237
Property, plant and equipment, net	384,497	386,732
Operating lease assets, net	44,104	44,535
Goodwill	1,876,642	1,902,104
Intangible assets, net	1,500,714	1,511,515
Other noncurrent assets	35,980	38,294
Total assets	$4,758,017	$4,845,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,834	$158,606
Accrued expenses and other current liabilities	158,713	145,252
Current operating lease liabilities	8,333	8,059
Current portion of long-term debt	1,525	1,543
Total current liabilities	330,405	313,460
Long-term debt, less current portion	1,563,805	1,686,798
Long-term operating lease liabilities	35,928	36,680
Deferred income taxes	311,599	315,463
Other noncurrent liabilities	118,639	120,408
Total liabilities	2,360,376	2,472,809

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of July 2, 2022 and April 2, 2022, respectively; issued shares: 4,600,000 as of July 2, 2022 and April 2, 2022, respectively	46	46
Common stock, $.01 par value; authorized shares: 60,000,000 as of July 2, 2022 and April 2, 2022, respectively; issued shares: 29,877,876 and 29,807,208 as of July 2, 2022 and April 2, 2022, respectively	299	298
Additional paid-in capital	1,569,539	1,564,261
Accumulated other comprehensive loss	(11,750)	(5,800)
Retained earnings	917,843	886,155
Treasury stock, at cost, 958,791 shares and 928,322 shares as of July 2, 2022 and April 2, 2022, respectively	(78,336)	(72,352)

Total stockholders’ equity	2,397,641	2,372,608
Total liabilities and stockholders’ equity	$4,758,017	$4,845,417

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)
Net sales	$354,080	$156,205
Cost of sales	212,928	92,432
Gross margin	141,152	63,773
Operating expenses:
Selling, general and administrative	55,828	31,212
Other, net	20,854	3,248
Total operating expenses	76,682	34,460
Operating income	64,470	29,313
Interest expense, net	15,799	319
Other non-operating (income)/expense	767	(465)
Income before income taxes	47,904	29,459
Provision for income taxes	10,466	5,421
Net income	37,438	24,038
Preferred stock dividends	5,750	—
Net income available to common stockholders	$31,688	$24,038

Net income per common share available to common stockholders:
Basic	$1.11	$0.96
Diluted	$1.09	$0.95
Weighted average common shares:
Basic	28,670,488	25,021,063
Diluted	28,944,955	25,392,047

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (2)
Net income	$37,438	$24,038
Pension and postretirement liability adjustments, net of taxes (1)	535	318
Foreign currency translation adjustments	(6,485)	1,919
Total comprehensive income	$31,488	$26,275

(1)	These adjustments were net of tax expense of $148 and $83 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively.

(2)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	(As Restated) (1)	Income/(Loss)	(As Restated) (1)	Shares	Amount	(As Restated) (1)
Balance at April 2, 2022	29,807,208	$298	4,600,000	$46	$1,564,261	$(5,800)	$886,155	(928,322)	$(72,352)	$2,372,608
Net income	—	—	—	—	—	—	37,438	—	—	37,438
Share-based compensation	—	—	—	—	3,819	—	—	—	—	3,819
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(5,984)	(5,984)
Exercise of equity awards	13,713	1	—	—	1,459	—	—	—	—	1,460
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6,485)	—	—	—	(6,485)
Balance at July 2, 2022	29,877,876	$299	4,600,000	$46	$1,569,539	$(11,750)	$917,843	(958,791)	$(78,336)	$2,397,641

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	(As Restated) (1)	Income/(Loss)	(As Restated) (1)	Shares	Amount	(As Restated) (1)
Balance at April 3, 2021	26,110,320	$261	$462,616	$(10,409)	$843,456	(884,701)	$(63,826)	$1,232,098
Net income	—	—	—	—	24,038	—	—	24,038
Share-based compensation	—	—	7,182	—	—	—	—	7,182
Repurchase of common stock	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	318	—	—	—	318
Issuance of restricted stock	91,056	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	$486,477	$(8,172)	$867,494	(916,273)	$(70,090)	$1,275,972

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)
Cash flows from operating activities:
Net income	$37,438	$24,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,642	8,212
Deferred income taxes	(4,102)	1,276
Amortization of deferred financing costs	2,298	106
Share-based compensation	3,819	7,182
Loss/(gain) on disposition of assets	(15)	13
Consolidation, restructuring, and other noncash charges	-	467
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,402	4,890
Inventory	(28,187)	(4,879)
Prepaid expenses and other current assets	(2,758)	(2,201)
Other noncurrent assets	(2,608)	(2,003)
Accounts payable	3,661	6,285
Accrued expenses and other current liabilities	13,250	2,899
Other noncurrent liabilities	(3,805)	7,008
Net cash provided by operating activities	59,035	53,293

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,857)	(3,367)
Proceeds from sale of assets	47	5
Purchase of marketable securities	-	(29,949)
Purchase price adjustments for acquisition of business	22,966	-
Net cash provided by/(used in) investing activities	15,156	(33,311)

Cash flows from financing activities:
Repayments of term loans	(125,000)	(5,753)
Repayments of notes payable	(120)	(128)
Principal payments on finance lease obligations	(968)	-
Preferred stock dividends paid	(5,750)	-
Exercise of stock options	1,460	16,681
Repurchase of common stock	(5,984)	(6,264)
Net cash provided by/(used in) financing activities	(136,362)	4,536

Effect of exchange rate changes on cash	(1,104)	167

Cash and cash equivalents:
Increase/(Decrease) during the period	(63,275)	24,685
Cash and cash equivalents, at beginning of period	182,862	151,086
Cash and cash equivalents, at end of period	$119,587	$175,771

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$892	$606
Interest	19,322	216

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 2, 2022. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

These statements reflect all adjustments, accruals, and estimates, consisting only of items of a normal recurring nature, that are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K/A.

The results of operations for the three-month period ended July 2, 2022 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2023. The three-month periods ended July 2, 2022 and July 3, 2021 each included 13 weeks. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

Restatement

On August 2, 2022, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the previously issued consolidated financial statements as of and for the years ended April 2, 2022, April 3, 2021, and March 28, 2020 and the consolidated financial statements for the quarters therein (the “Affected Periods”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2022 contained an error related to the accounting of non-cash stock-based compensation granted to the Company’s CEO and COO. As a result of this error, the Audit Committee determined that the Company’s consolidated financial statements for the Affected Periods included in the 2022 Annual Report on Form 10-K should not be relied upon and should be restated by adjusting selling, general and administrative expenses to reflect non-cash stock-based compensation that should have been recognized in each of the Affected Periods. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued consolidated financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

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

The following unaudited tables present the impact of the restatement on the Company’s previously reported consolidated statements of operations and balance sheets for the quarterly period ended July 3, 2021. The values as previously reported were derived from the Company’s Original Form 10-Q previously filed with the Securities and Exchange Commission:

(dollars in thousands, except share and per share data)

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

The following tables present the impact of the restatement on the Company’s previously reported consolidated balance sheet as of April 2, 2022. The values as previously reported were derived from the Company’s Original Form 10-K.

	As of April 2, 2022
	As Previously Reported	Restatement Impacts	As Restated
Deferred income taxes	$316,224	$(761)	$315,463
Total liabilities	$2,473,570	$(761)	$2,472,809
Additional paid-in capital	$1,537,749	$26,512	$1,564,261
Retained earnings	$911,906	$(25,751)	$886,155
Total stockholders’ equity	$2,371,847	$761	$2,372,608

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K/A for the year ended April 2, 2022.

Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

Not applicable.

Recent Accounting Standards Yet to Be Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Other new pronouncements issued but not effective until after April 1, 2023 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended
	July 2, 2022	July 3, 2021

Aerospace/Defense	$99,399	$90,365
Industrial	254,681	65,840
	$354,080	$156,205

The following table disaggregates total revenue by geographic origin:

	Three Months Ended
	July 2, 2022	July 3, 2021

United States	$310,630	$139,790
International	43,450	16,415
	$354,080	$156,205

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended
	July 2, 2022	July 3, 2021

Point-in-time	98%	96%
Over time	2%	4%
	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $274,610 at July 2, 2022. The Company expects to recognize revenue on approximately 64% and 89% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of July 2, 2022 and April 2, 2022, current contract assets were $4,875 and $3,882, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of July 2, 2022 and April 2, 2022, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of July 2, 2022 and April 2, 2022, current contract liabilities were $21,009 and $19,556, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three months ended July 2, 2022, the Company recognized revenues of $3,868 that were included in the contract liability balance as of April 2, 2022. For the three months ended July 3, 2021, the Company recognized revenues of $4,650 that were included in the contract liability balance at April 3, 2021.

As of July 2, 2022 and April 2, 2022, noncurrent contract liabilities were $10,732 and $10,401, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $38,779 and $35,234 at July 2, 2022 and April 2, 2022, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2022	$860	$(6,660)	$(5,800)
Other comprehensive income (loss) before reclassifications	(6,485)	—	(6,485)
Amounts recorded in/reclassified from accumulated other comprehensive income (loss)	—	535	535
Net current period other comprehensive income (loss)	(6,485)	535	(5,950)
Balance at July 2, 2022	$(5,625)	$(6,125)	$(11,750)

5. Net Income Per Share Available to Common Stockholders

Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share available to common stockholders is computed by dividing net income available to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to common shares. The MCPS were issued on September 24, 2021.

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

For the three-month period ended July 2, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share available to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income available to common stockholders.

For the three months ended July 2, 2022, 202,894 employee stock options and 29,054 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive. For the three months ended July 3, 2021, 160,600 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share available to common stockholders.

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)

Net income	$37,438	$24,038
Preferred stock dividends	5,750	—
Net income available to common stockholders	$31,688	$24,038

Denominator for basic net income per share available to common stockholders — weighted-average shares outstanding	28,670,488	25,021,063
Effect of dilution due to employee stock awards	274,467	370,984
Denominator for diluted net income per share available to common stockholders — weighted-average shares outstanding	28,944,955	25,392,047

Basic net income per share available to common stockholders	$1.11	$0.96

Diluted net income per share available to common stockholders	$1.09	$0.95

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

6. Fair Value

Fair value is defined as the price that would be expected to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 – Unobservable inputs for the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accruals and other current liabilities approximate their fair value due to their short-term nature.

The Company also measures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions.

No other material assets were measured at fair value on a nonrecurring basis during the three months ended July 2, 2022 and July 3, 2021, respectively.

Financial Instruments:

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $431,875 and $463,750 at July 2, 2022 and April 2, 2022, respectively. The carrying value of this debt was $492,608 at July 2, 2022 and $492,396 at April 2, 2022. The fair value of long-term fixed-rate debt was measured using Level 2 inputs. The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	July 2, 2022	April 2, 2022
Raw materials	$119,036	$112,651
Work in process	125,383	122,983
Finished goods	297,631	280,506
	$542,050	$516,140

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 2, 2022	$194,124	$1,707,980	$1,902,104
Acquisition (1)	—	(22,912)	(22,912)
Translation adjustments	—	(2,550)	(2,550)
July 2, 2022	$194,124	$1,682,518	$1,876,642

(1)	Purchase accounting adjustments to goodwill associated with the acquisition of Dodge discussed further in Note 13.

Intangible Assets

		July 2, 2022		April 2, 2022
	Weighted Average Useful Lives(Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$17,162	$50,878	$16,680
Customer relationships and lists	24	1,294,095	66,795	1,294,577	53,376
Trade names	25	216,327	17,357	216,340	15,073
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	12,456	6,739	12,342	6,607
Domain names	10	437	437	437	437
Other	3	16,779	6,049	9,720	4,887
		1,591,694	115,261	1,585,016	97,782
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	24	$1,615,975	$115,261	$1,609,297	$97,782

Amortization expense for definite-lived intangible assets during the three-month periods ended July 2, 2022 and July 3, 2021 were $17,304 and $2,584, respectively. This is included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2023 and the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2023	$52,609
Fiscal 2024	69,734
Fiscal 2025	69,685
Fiscal 2026	66,757
Fiscal 2027	63,509
Fiscal 2028	63,506
Fiscal 2029 and thereafter	1,090,633

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	July 2, 2022	April 2, 2022
Employee compensation and related benefits	$34,510	$34,697
Taxes	26,532	11,706
Contract liabilities	21,009	19,556
Accrued rebates	38,779	35,234
Workers compensation and insurance	1,633	1,144
Acquisition costs	2,864	4,568
Current finance lease liabilities	4,537	3,863
Accrued preferred stock dividends	4,919	4,919
Interest	5,166	10,987
Audit fees	254	599
Legal	850	450
Other	17,660	17,529
	$158,713	$145,252

10. Debt

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of July 2, 2022, the Company’s commitment fee rate is 0.20% and the letter of credit fee rate is 1.50%.

The Term Loan Facility and the Revolving Credit Facility will mature on November 2, 2026. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Commencing one full fiscal quarter after the execution of the New Credit Agreement, the Term Loan Facility will amortize in quarterly installments with the balance payable on the Maturity Date unless otherwise extended in accordance with the terms of the Term Loan Facility. The required future principal payments are approximately $0 for the remainder of fiscal 2023, $0 for fiscal 2024, $2,500 for fiscal 2025, $130,000 for fiscal 2026, and $942,500 for fiscal 2027.

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

As of July 2, 2022, $1,075,000 was outstanding under the Term Loan Facility and approximately $3,675 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496,325 under the Revolving Credit Facility.

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

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2022.

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

Amounts outstanding under the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20,000 at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of July 2, 2022, Schaublin was in compliance with all such covenants.

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

As of July 2, 2022, the Foreign Term Loan has been paid, with no balance outstanding. There were no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $15,626 under the Foreign Revolver as of July 2, 2022.

	July 2, 2022	April 2, 2022
Revolver and term loan facilities	$1,075,000	$1,200,000
Senior notes	500,000	500,000
Debt issuance costs	(18,597)	(20,895)
Other	8,927	9,236
Total debt	1,565,330	1,688,341
Less: current portion	1,525	1,543
Long-term debt	$1,563,805	$1,686,798

11. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 31, 2018.

The effective income tax rates for the three-month periods ended July 2, 2022 and July 3, 2021, were 21.8% and 18.4%(1) , respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, that increase the rate.

The effective income tax rate for the three-month period ended July 2, 2022 of 21.8% includes $600 of tax benefit associated with share-based compensation, along with $32 of tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended July 2, 2022 would have been 23.1%. The effective income tax rate for the three-month period ended July 3, 2021 of 18.4%(1) includes $2,139 of tax benefit associated with share-based compensation, along with $160 of tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended July 3, 2021 would have been 26.2%(1). The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next twelve months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions reserve, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1,607 over the next twelve months.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

12. Reportable Segments

The Company operates through operating segments and reports its financial results based on how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. These reportable operating segments are Aerospace/Defense and Industrial and are described below.

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

Financial information for fiscal 2022 has been recast to conform to the new segment presentation.

Segment performance is evaluated based on segment net sales and gross margin. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)
Net External Sales
Aerospace/Defense	$99,399	$90,365
Industrial	254,681	65,840
	$354,080	$156,205
Gross Margin
Aerospace/Defense	$38,600	$38,632
Industrial	102,552	25,141
	$141,152	$63,773
Selling, General & Administrative Expenses
Aerospace/Defense	$7,468	$7,248
Industrial	29,972	5,747
Corporate	18,388	18,217
	$55,828	$31,212
Operating Income
Aerospace/Defense	$29,504	$29,590
Industrial	53,295	19,386
Corporate	(18,329)	(19,663)
	$64,470	$29,313

	July 2, 2022	April 2, 2022
Total Assets
Aerospace/Defense	$805,312	$776,505
Industrial	3,932,291	3,920,957
Corporate	20,414	147,955
	$4,758,017	$4,845,417

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

13. Dodge Acquisition

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,908,241, net of cash acquired and subject to certain adjustments. The purchase price was paid with (i) $1,285,761 of borrowing under the Term Loan Facility, net of issuance costs, (ii) $1,050,811 of net proceeds from common stock and MCPS offerings, (iii) $494,200 of net proceeds from the Senior Notes offering, and (iv) approximately $77,469 of cash on hand. Since the close of the transaction, purchase price adjustments totaling $22,966 have been recorded.

In the acquisition, the Company purchased 100% of the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc. (now known as Dodge Industrial, Inc.), and certain other assets relating to ABB Asea Brown Boveri Ltd.’s mechanical power transmission business.

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

Acquisition costs incurred for the fiscal year ended April 2, 2022 totaled $22,598 and were recorded as period expenses and included within other, net within the consolidated statements of operations. For the three months ended July 2, 2022, $82 of acquisition costs have been incurred. This acquisition was accounted for as a purchase transaction. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

November 1, 2021
Cash and cash equivalents	$81,868
Accounts receivable	83,533
Inventory	136,376
Prepaid expenses and other current assets	1,261
Property, plant and equipment	165,109
Operating lease assets	9,768
Goodwill	1,601,881
Other intangible assets	1,385,082
Other noncurrent assets	3,672
Accounts payable	(69,757)
Accrued rebates	(30,184)
Accrued expenses and other current liabilities	(44,766)
Deferred tax liabilities	(299,711)
Other noncurrent liabilities	(56,989)
Net assets acquired	2,967,143
Less cash received	81,868
Net consideration	$2,885,275

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $44,941 of the acquired goodwill is deductible for tax purposes.

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

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $177,473 of revenue and $30,494 of operating income for the three months ended July 2, 2022.

Upon closing, the Company entered into a transition services agreement (“TSA”) with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to twelve months. The Company has the option to extend the support period for up to a maximum of an additional year for certain IT services. RBC has the right to terminate individual services at any point over the renewal term. All services are expected to be terminated by the end of the second quarter of fiscal 2023. Costs associated with the TSA were $3,705 for the three months ended July 2, 2022 and are included in other, net on the Company’s consolidated statement of operations. Since the purchase of the Dodge business on November 1, 2021, costs associated with the TSA were $11,708 through July 2, 2022.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (aa) risks associated with utilizing information technology systems could adversely affect our operations; (bb) our quarterly performance can be affected by the timing of government product inspections and approvals; (cc) we may not be able to efficiently integrate Dodge into our operations; (dd) we may fail to realize some or all of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (ee) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (ff) increases in interest rates would increase the cost of servicing the Term Loan Facility and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in the Annual Report on Form 10-K/A for the year ended April 2, 2022. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Financial information for fiscal 2022 has been recast to conform to the new segment presentation.

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

Outlook

Our net sales for the three-month period ended July 2, 2022 increased 126.7% compared to the same period last fiscal year; excluding Dodge sales in the first quarter of fiscal 2023, net sales were up 13.1% period over period. The increase in net sales was a result of a 286.8% increase in our Industrial segment and 10.0% increase in our Aerospace/Defense segment. Excluding sales from Dodge, our Industrial segment increased 17.3% year over year. Our backlog, as of July 2, 2022, was $635.7 million compared to $603.1 million as of April 2, 2022.

We are continuing to see the recovery of the commercial aerospace business, which has increased by 18.9% versus the same period last year. We anticipate this recovery to accelerate throughout the rest of the fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense sales, which represented approximately 35.0% of segment sales this period, were down 3.4% year over year. This is in part due to the timing of delivery on parts that require government approval and/or completion of certain milestone achievements prior to invoicing.

The increase in our industrial sales reflects a pattern of sustained growth over the last year, with strong results in several areas. Mining increased by more than 25.0% year over year. Our oil and gas business this quarter showed the start of a strong recovery which is expected to continue into future periods. Other notable strengths in industrial were in semiconductor and general industrial markets. The increase in our global industrial sales was negatively impacted by the Covid related shut downs in China, where Dodge has a plant in Shanghai.

The Company expects net sales to be approximately $355 million to $365 million in the second quarter of fiscal 2023.

We experienced strong cash flow generation during the first quarter of fiscal 2023 (as discussed in the section “Liquidity and Capital Resources” below). We expect this trend to continue throughout the fiscal year as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of July 2, 2022, we had cash and cash equivalents of $119.6 million of which approximately $24.8 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)	$ Change	% Change
Total net sales	$354.1	$156.2	$197.9	126.7%

Net income available to common stockholders	$31.7	$24.0	$7.7	31.8%

Net income per share available to common stockholders: diluted	$1.09	$0.95
Weighted average common shares: diluted	28,944,955	25,392,047

Our net sales for the three-month period ended July 2, 2022 increased 126.7% compared to the same period last fiscal year; excluding Dodge sales in the first quarter of fiscal 2023, net sales were up 13.1% period over period. The increase in net sales was a result of a 286.8% increase in our Industrial segment. Sales to our Aerospace/Defense segment were led by aircraft OEM, which was up 23.2% compared to the same period in the prior year. Sales to the defense sector were down 3.4%. Excluding Dodge sales, sales to our industrial segment increased 17.3% year over year. This reflects a pattern of sustained growth in our industrial sales, with strong results in areas including the semiconductor, mining, energy, and general industrial markets. Within aerospace, we experienced an increase in our commercial aerospace business while the defense end markets were down as compared to the same period last year. The increase in commercial aerospace reflects the recovery in build rates from large OEMs and stability in the aftermarket. Defense sales were negatively impacted by the timing of shipments associated with our marine business.

Net income available to common stockholders for the first quarter of fiscal 2023 was $31.7 million compared to $24.0 million(1) for the same period last year. Net income for the first quarter of fiscal 2023 was affected by approximately $3.7 million of pre-tax transition services costs associated with the Dodge acquisition. Net income for the first quarter of fiscal 2022 was affected by $0.2 million of discrete tax benefit.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Gross Margin

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Gross Margin	$141.2	$63.8	$77.4	121.3%
% of net sales	39.9%	40.8%

Gross margin was 39.9% of net sales for the first quarter of fiscal 2023 compared to 40.8% for the first quarter of fiscal 2022. The decrease in gross margin as a percentage of net sales was driven by product mix.

Selling, General and Administrative

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)	$ Change	% Change

SG&A	$55.8	$31.2	$24.6	78.9%
% of net sales	15.8%	20.0%

SG&A for the first quarter of fiscal 2023 was $55.8 million, or 15.8% of net sales, as compared to $31.2 million(1), or 20.0%(1) of net sales, for the same period of fiscal 2022. SG&A for the first quarter of fiscal 2023 includes approximately $23.9 million of costs from the Dodge business. The remainder of the increase is primarily associated with an increase in personnel costs year over year.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Other, Net

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Other, net	$20.9	$3.2	$17.7	542.1%
% of net sales	5.9%	2.1%

Other operating expenses for the first quarter of fiscal 2023 totaled $20.9 million compared to $3.2 million for the same period last year. For the first quarter of fiscal 2023, other operating expenses included $3.8 million of TSA costs and other costs associated with the Dodge acquisition and $17.3 million of amortization of intangible assets partially offset by $0.2 million of other income. For the first quarter of fiscal 2022, other operating expenses were comprised mainly of $2.6 million of amortization of intangible assets and $0.6 million of restructuring costs and other items.

Interest Expense, Net

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Interest expense, net	$15.8	$0.3	$15.5	4,852.7%
% of net sales	4.5%	0.2%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $15.8 million for the first quarter of fiscal 2023 compared to $0.3 million for the same period last year. The increase in interest cost during the period is a result of the addition of the Term Loan Facility and Senior Notes in the third quarter of fiscal 2022.

Other Non-Operating Expense

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Other non-operating expense	$0.8	$(0.5)	$1.3	(264.9)%
% of net sales	0.2%	(0.3)%

Other non-operating expenses were $0.8 million for the first quarter of fiscal 2023 compared to $0.5 million of income for the same period in the prior year. For the first quarter of fiscal 2023, other non-operating expenses were comprised of $0.6 million of post-retirement benefit costs, and $0.2 million of other items. For the first quarter of fiscal 2022, other non-operating income of $0.5 million was primarily comprised of dividend income received from short-term marketable securities.

Income Taxes

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)

Income tax expense	$10.5	$5.4
Effective tax rate	21.8%	18.4%

Income tax expense for the three-month period ended July 2, 2022 was $10.5 million compared to $5.4 million(1) for the three-month period ended July 3, 2021. Our effective income tax rate for the three-month period ended July 2, 2022 was 21.8% compared to 18.4%(1) for the three-month period ended July 3, 2021. The effective income tax rate for the three-month period ended July 2, 2022 of 21.8% included $0.6 million of tax benefits associated with share-based compensation; the effective income tax rate without these items would have been 23.1%. The effective income tax rate for the three-month period ended July 3, 2021 of 18.4%(1) included $2.1 million of tax benefit associated with share-based compensation along with $0.2 million of tax benefit associated with the release of unrecognized tax positions associated with the statute of limitations expiration. The effective income tax rate without these benefits and other items for the three-month period ended July 3, 2021 would have been 26.2%(1).

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Segment Information

We previously reported our financial results under four operating segments (Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products), but the Dodge acquisition has resulted in a change in the internal organization of the Company and how our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, we will now report our financial results under two operating segments: Aerospace/Defense; and Industrial. Financial information for fiscal 2022 has been recast to conform to the new segment presentation. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Total net sales	$99.4	$90.4	$9.0	10.0%

Gross margin	$38.6	$38.6	$(0.0)	(0.1)%
% of segment net sales	38.8%	42.8%

SG&A	$7.5	$7.3	$0.2	3.0%
% of segment net sales	7.5%	8.0%

Net sales increased $9.0 million, or 10.0%, for the three months ended July 2, 2022 compared to the same period last year. Commercial aerospace increased during the period 18.9% year over year. The aerospace OEM component was up 23.2%, demonstrating early signs of a recovery in the OEM markets. This was further evidenced by continuing expansion of our backlog during the period. Our defense markets, which represent about 35.0% of segment sales, decreased by approximately 3.4% during the period. These markets were impacted by the timing of deliveries to certain government customers which require sign off or achievement of certain milestones prior to shipment. Overall distribution and aftermarket sales, which represent 18.3% of segment sales, increased 2.7% year over year.

Gross margin as a percentage of segment net sales was 38.8% for the first quarter of fiscal 2023 compared to 42.8% for the same period last year. The decrease in gross margin as a percentage of net sales was driven by product mix during the period.

Industrial Segment

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change

Total net sales	$254.7	$65.8	$188.9	286.8%

Gross margin	$102.6	$25.2	$77.4	307.9%
% of segment net sales	40.3%	38.2%

SG&A	$30.0	$5.7	$24.3	421.5%
% of segment net sales	11.8%	8.7%

Net sales increased $188.9 million, or 286.8%, for the three months ended July 2, 2022 compared to the same period last year. The increase was primarily due to three months of Dodge sales in fiscal 2023 and continued strong performance across the majority of our industrial markets. Excluding Dodge sales of $177.5 million, net sales increased $11.4 million, or 17.3%, period over period. This increase was driven by performance in semiconductor, energy, mining, and the general industrial markets. Sales to distribution and the aftermarket reflected 63.4% of our quarterly industrial sales. These distribution and aftermarket sales increased 565.0% compared to the same quarter in the prior year, and 11.6% excluding associated sales from Dodge.

Gross margin for the three months ended July 2, 2022 was 40.3% of net sales, compared to 38.2% in the comparable period in fiscal 2022. The improved gross margin is primarily due to price increases put into place and product mix.

Corporate

	Three Months Ended
	July 2, 2022	July 3, 2021 (As Restated) (1)	$ Change	% Change

SG&A	$18.3	$18.2	$0.1	0.9%
% of total net sales	5.2%	11.7%

Corporate SG&A was $18.3 million, or 5.2% of sales for the first quarter of fiscal 2023 compared to $18.2(1) million, or 11.7%(1) of sales for the same period last year. The year over year increase was primarily due to an increase in personnel costs and professional fees during the period.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility and Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Note 13.

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

Liquidity

As of July 2, 2022, we had cash and cash equivalents of $119.6 million, of which, approximately $24.8 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of July 2, 2022, the Company’s commitment fee rate is 0.20% and the letter of credit fee rate is 1.50%.

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

As of July 2, 2022, $1,075.0 million was outstanding under the Term Loan Facility and approximately $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 million under the Revolving Credit Facility.

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

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2022.

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

Foreign Term Loan and Revolving Credit Facility

Our Foreign Credit Agreements with Credit Suisse (Switzerland) Ltd. provided us with financing to acquire Swiss Tool in 2019 and provide future working capital for Schaublin, our foreign subsidiary. The Foreign Credit Agreements provide (a) the Foreign Term Loan, a CHF 15.0 million (approximately $15.4 million) term loan, which was extinguished in February 2022, and (b) the Foreign Revolver, a CHF 15.0 million (approximately $15.4 million) revolving credit facility, which continues in effect until terminated by either Schaublin or Credit Suisse. Debt issuance costs associated with the Foreign Credit Agreements totaled CHF 0.3 million (approximately $0.3 million).

Amounts outstanding under the Foreign Term Loan and the Foreign Revolver generally bear interest at LIBOR plus a specified margin. The applicable margin is based on Schaublin’s ratio of total net debt to consolidated EBITDA at each measurement date. Currently, Schaublin’s margin is 1.00%.

The Foreign Credit Agreements require Schaublin to comply with various covenants, which are tested annually on March 31. These covenants include, among other things, a financial covenant to maintain a ratio of consolidated net debt to adjusted EBITDA not greater than 2.50 to 1 as of March 31, 2021 and thereafter. Schaublin is also required to maintain an economic equity of CHF 20.0 million at all times. The Foreign Credit Agreements allow Schaublin to, among other things, incur other debt or liens and acquire or dispose of assets provided that Schaublin complies with certain requirements and limitations of the Foreign Credit Agreements. As of July 2, 2022, Schaublin was in compliance with all such covenants.

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

As of July 2, 2022, the Foreign Term Loan has been paid, with no balance outstanding. There were no amounts outstanding under the Foreign Revolver. Schaublin has the ability to borrow up to an additional $15.6 million under the Foreign Revolver as of July 2, 2022.

Cash Flows

Three-month Period Ended July 2, 2022 Compared to the Three-month Period Ended July 3, 2021

The following table summarizes our cash flow activities:

	FY23	FY22	$ Change
Net cash provided by (used in):
Operating activities	$59.0	$53.3	$5.7
Investing activities	15.2	(33.3)	48.5
Financing activities	(136.4)	4.5	(140.9)
Effect of exchange rate changes on cash	(1.1)	0.2	(1.3)
Increase/(Decrease) in cash and cash equivalents	$(63.3)	$24.7	$(88.0)

During the first three months of fiscal 2023, we generated cash of $59.0 million from operating activities compared to $53.3 million of cash generated during the same period of fiscal 2022. The increase of $5.7 million for fiscal 2023 was mainly a result of a favorable change in non-cash activity of $13.3 million and an increase in net income of $13.4 million, partially offset by the unfavorable impact of a net change in operating assets and liabilities of $21.0 million. The unfavorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from $20.4 million of depreciation and amortization and $2.2 million of amortization of deferred financing costs, partially offset by unfavorable changes of $5.4 million in deferred taxes, $3.4 million of share-based compensation charges and $0.5 million of restructuring and consolidation charges.

(1)	See Note 2, Summary of Significant Accounting Policies – Restatement, for discussion regarding the impacts of the Restatement.

The following chart summarizes the unfavorable change in operating assets and liabilities of $21.0 million for fiscal 2023 versus fiscal 2022 and the favorable change of $3.2 million for fiscal 2022 versus fiscal 2021.

	FY23	FY22
Cash provided by (used in):
Accounts receivable	$6.5	$(11.0)
Inventory	(23.3)	(1.6)
Prepaid expenses and other current assets	(0.6)	(3.4)
Other noncurrent assets	(0.6)	2.7
Accounts payable	(2.6)	5.5
Accrued expenses and other current liabilities	10.4	7.1
Other noncurrent liabilities	(10.8)	3.9
Total change in operating assets and liabilities:	$(21.0)	$3.2

During the first three months of fiscal 2023, we generated $15.2 million in investing activities as compared to $33.3 million used during the first three months of fiscal 2022. This increase from cash used to cash generated was attributable to Dodge acquisition purchase price adjustments of $23.0 million and $29.9 million less in purchase of marketable securities partially offset by an increase in capital expenditures of $4.4 million.

During the first three months of fiscal 2023, we used $136.4 million in financing activities compared to $4.5 million generated during the first three months of fiscal 2022. This decrease from cash generated to cash used was primarily attributable to $119.2 million more payments made on outstanding debt, $15.2 million fewer exercises of share-based awards, $5.8 million more cash dividends paid on preferred stock, and $1.0 million in principal payments made on finance lease obligations during the current fiscal year partially offset by $0.3 million less in treasury stock purchases.

Capital Expenditures

Our capital expenditures were $7.9 million for the three-month period ended July 2, 2022. We expect to make additional capital expenditures of $30.0 million to $25.0 million during the remainder of fiscal 2023 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed within Part I, Item 1- Note 10 of this report. We also have lease obligations which are materially consistent with what we have disclosed within our Form 10-K/A for the fiscal year ended April 2, 2022.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2022 Annual Report on Form 10-K/A describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2023.

Off-Balance Sheet Arrangements

As of July 2, 2022, we had no significant off-balance sheet arrangements other than $3.7 million of outstanding standby letters of credit, all of which were under the Revolving Credit Facility.

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

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% and 11% of our net sales were impacted by foreign currency fluctuations for the three- month periods ended July 2, 2022 and July 3, 2021, respectively. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of July 2, 2022, we had no derivatives.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 2, 2022. This evaluation excluded the Dodge business acquired on November 1, 2021 as we are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of internal control over financial reporting for our 2023 fiscal year.

Based on the evaluation performed to evaluate the effectiveness of our disclosure controls and procedures, excluding Dodge, the Company determined that errors were made in its original accounting conclusions related to the timing of when stock-based compensation was recognized for equity awards granted to its Chief Executive Officer and Chief Operating Officer based on the terms of their employment agreements. The Company determined the errors were the result of a material weakness related to deficiency in internal control over financial reporting regarding the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, a non-cash item. Company-wide, there are two employment agreements for executive officers; one for its Chief Executive Officer and one for its Chief Operating Officer.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended July 2, 2022, other than the material weakness noted above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

As discussed within Note 13 included within Part I, Item 1 of this report, we acquired Dodge on November 1, 2021. We are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of our internal control over financial reporting for our 2023 fiscal year.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the most recent filing of our Form 10-K/A, other than what has been described below, which is also disclosed within the most recent filing of our Form 10-K/A. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 2, 2022.

New Risk Factor

The Company has identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in its internal control over financial reporting related to the design of its control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation awards, a non-cash item. Company-wide, there are two employment agreements for executive officers; one for its Chief Executive Officer and one for its Chief Operating Officer . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Total share repurchases under the 2019 plan for the three months ended July 2, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
04/03/2022 – 04/30/2022	54	$185.24	54	$79,043
05/01/2022 – 05/28/2022	38	178.23	38	79,036
05/29/2022 – 07/02/2022	30,377	196.42	30,377	$73,069
Total	30,469	$196.38	30,469

During the first quarter of fiscal 2023, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 5, 2022

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	August 5, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.