Form 10-Q
period 2022-10-01
RBC Bearings INC
filed 2022-11-10
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to                .

Commission File Number: 001-40840

RBC BEARINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center Oxford, CT (Address of principal executive offices)	06478 (Zip Code)

(203) 267-7001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	RBC	The New York Stock Exchange
5.00% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share	RBCP	The New York Stock Exchange

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

As of November 4, 2022, RBC Bearings Incorporated had 29,017,346 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	October 1, 2022	April 2, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$88,495	$182,862
Accounts receivable, net of allowance for doubtful accounts of $2,986 as of October 1, 2022 and $2,737 as of April 2, 2022	236,527	247,487
Inventory	557,801	516,140
Prepaid expenses and other current assets	28,708	15,748
Total current assets	911,531	962,237
Property, plant and equipment, net	378,291	386,732
Operating lease assets, net	43,263	44,535
Goodwill	1,872,689	1,902,104
Intangible assets, net	1,485,016	1,511,515
Other noncurrent assets	36,270	38,294
Total assets	$4,727,060	$4,845,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,870	$158,606
Accrued expenses and other current liabilities	147,584	145,252
Current operating lease liabilities	8,283	8,059
Current portion of long-term debt	1,512	1,543
Total current liabilities	306,249	313,460
Long-term debt, less current portion	1,520,602	1,686,798
Long-term operating lease liabilities	35,109	36,680
Deferred income taxes	308,956	315,463
Other noncurrent liabilities	116,007	120,408
Total liabilities	2,286,923	2,472,809

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of October 1, 2022 and April 2, 2022, respectively; issued shares: 4,600,000 as of October 1, 2022 and April 2, 2022, respectively	46	46
Common stock, $.01 par value; authorized shares: 60,000,000 as of October 1, 2022 and April 2, 2022, respectively; issued shares: 29,975,914 and 29,807,208 as of October 1, 2022 and April 2, 2022, respectively	300	298
Additional paid-in capital	1,582,455	1,564,261
Accumulated other comprehensive loss	(20,208)	(5,800)
Retained earnings	955,895	886,155
Treasury stock, at cost, 958,854 shares and 928,322 shares as of October 1, 2022 and April 2, 2022, respectively	(78,351)	(72,352)
Total stockholders’ equity	2,440,137	2,372,608
Total liabilities and stockholders’ equity	$4,727,060	$4,845,417

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$369,167	$160,900	$723,247	$317,105
Cost of sales	218,020	98,436	430,948	190,868
Gross margin	151,147	62,464	292,299	126,237
Operating expenses:
Selling, general and administrative	57,519	40,223	113,347	71,435
Other, net	21,611	5,667	42,465	8,915
Total operating expenses	79,130	45,890	155,812	80,350
Operating income	72,017	16,574	136,487	45,887
Interest expense, net	18,332	15,770	34,131	16,089
Other non-operating (income)/expense	184	(291)	951	(756)
Income before income taxes	53,501	1,095	101,405	30,554
Provision for income taxes	9,699	2,447	20,165	7,868
Net income/(loss)	43,802	(1,352)	81,240	22,686
Preferred stock dividends	5,750	510	11,500	510
Net income/(loss) available to common stockholders	$38,052	$(1,862)	$69,740	$22,176

Net income/(loss) per share available to common stockholders:
Basic	$1.32	$(0.07)	$2.43	$0.88
Diluted	$1.31	$(0.07)	$2.40	$0.87
Weighted average common shares:
Basic	28,758,403	25,500,393	28,714,445	25,260,728
Diluted	29,093,791	25,500,393	29,020,403	25,632,845

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income/(loss)	$43,802	$(1,352)	$81,240	$22,686
Pension and postretirement liability adjustments, net of taxes (1)	535	318	1,070	636
Foreign currency translation adjustments	(8,993)	(1,409)	(15,478)	510
Total comprehensive income/(loss)	$35,344	$(2,443)	$66,832	$23,832

(1)	These adjustments were net of tax expense of $148 and $82 for the three-month periods ended October 1, 2022 and October 2, 2021, respectively and $296 and $165 for the six-month periods ended October 1, 2022 and October 2, 2021, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$298	4,600,000	$46	$1,564,261	$(5,800)	$886,155	(928,322)	$(72,352)	$2,372,608
Net income	—	—	—	—	—	—	37,438	—	—	37,438
Share-based compensation	—	—	—	—	3,819	—	—	—	—	3,819
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(5,984)	(5,984)
Exercise of equity awards	13,713	1	—	—	1,459	—	—	—	—	1,460
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6,485)	—	—	—	(6,485)
Balance at July 2, 2022	29,877,876	$299	4,600,000	$46	$1,569,539	$(11,750)	$917,843	(958,791)	$(78,336)	$2,397,641
Net income	—	—	—	—	—	—	43,802	—	—	43,802
Share-based compensation	—	—	—	—	4,354	—	—	—	—	4,354
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Repurchase of common stock	—	—	—	—	—	—	—	(63)	(15)	(15)
Exercise of equity awards	89,509	1	—	—	8,562	—	—	—	—	8,563
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	8,529	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(8,993)	—	—	—	(8,993)
Balance at October 1, 2022	29,975,914	$300	4,600,000	$46	$1,582,455	$(20,208)	$955,895	(958,854)	$(78,351)	$2,440,137

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$261	—	$—	$462,616	$(10,409)	$843,456	(884,701)	$(63,826)	$1,232,098
Net income	—	—	—	—	—	—	24,038	—	—	24,038
Share-based compensation	—	—	—	—	7,182	—	—	—	—	7,182
Repurchase of common stock	—	—	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	—	—	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	91,056	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	—	$—	$486,477	$(8,172)	$867,494	(916,273)	$(70,090)	$1,275,972
Net loss	—	—	—	—	—	—	(1,352)	—	—	(1,352)
Share-based compensation	—	—	—	—	16,774	—	—	—	—	16,774
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,407	—	—	—	—	445,453
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,642	—	—	—	—	605,677
Preferred stock dividends	—	—	—	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	—	—	—	—	—	(406)	(92)	(92)
Exercise of equity awards	1,332	—	—	—	131	—	—	—	—	131
Change in net prior service cost and actuarial losses, net of tax expense of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	(1,064)	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(1,409)	—	—	—	(1,409)
Balance at October 2, 2021	29,787,162	$298	4,600,000	$46	$1,554,431	$(9,263)	$865,632	(916,679)	$(70,182)	$2,340,962

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$81,240	$22,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,068	16,857
Deferred income taxes	(6,523)	1,276
Amortization of deferred financing costs	4,338	15,682
Share-based compensation	8,173	23,955
Loss/(gain) on disposition of assets	85	75
Consolidation, restructuring, and other noncash charges	318	2,378
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,265	642
Inventory	(45,176)	(7,173)
Prepaid expenses and other current assets	(12,954)	(12,059)
Other noncurrent assets	5,238	(1,310)
Accounts payable	(8,664)	11,248
Accrued expenses and other current liabilities	2,402	14,000
Other noncurrent liabilities	(6,430)	5,217
Net cash provided by operating activities	88,380	93,474

Cash flows from investing activities:
Capital expenditures	(23,076)	(6,882)
Proceeds from sale of assets	510	10
Purchase of marketable securities	-	(29,982)
Proceeds from sale of marketable securities	-	120,483
Purchase price adjustments for acquisition of business	22,966	-
Net cash (used in)/ provided by investing activities	400	83,629

Cash flows from financing activities:
Proceeds received from issuance of common stock	-	605,677
Proceeds received from issuance of preferred stock	-	445,453
Finance fees paid in connection with credit facilities and term loans	-	(32,208)
Repayments of term loans	(170,000)	(8,866)
Repayments of notes payable	(240)	(254)
Principal payments on finance lease obligations	(2,219)	-
Preferred stock dividends paid	(11,500)	-
Exercise of stock options	10,023	16,812
Repurchase of common stock	(5,999)	(6,356)
Net cash provided by/(used in) financing activities	(179,935)	1,020,258

Effect of exchange rate changes on cash	(3,212)	164

Cash and cash equivalents:
Increase/(Decrease) during the period	(94,367)	1,197,525
Cash and cash equivalents, at beginning of period	182,862	151,086
Cash and cash equivalents, at end of period	$88,495	$1,348,611

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$34,881	$10,777
Interest	30,101	416

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

The results of operations for the three- and six-month periods ended October 1, 2022 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2023. The three- and six-month periods ended October 1, 2022 and October 2, 2021 each included 13 weeks and 26 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

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

Recent Accounting Standards Yet to Be Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company will adopt this ASU during the third quarter of our fiscal year. The impact of the adoption of this standard update is dependent on the Company's contracts modifications as a result of reference rate reform; however, the Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

Other new pronouncements issued but not effective until after April 1, 2023 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Aerospace/Defense	$103,548	$92,915	$202,947	$183,280
Industrial	265,619	67,985	520,300	133,825
Total	$369,167	$160,900	$723,247	$317,105

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$324,774	$144,074	$635,404	$283,864
International	44,393	16,826	87,843	33,241
Total	$369,167	$160,900	$723,247	$317,105

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Point-in-time	98%	96%	98%	96%
Over time	2%	4%	2%	4%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $305,457 at October 1, 2022. The Company expects to recognize revenue on approximately 63% and 91% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of October 1, 2022 and April 2, 2022, current contract assets were $4,707 and $3,882, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of October 1, 2022 and April 2, 2022, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of October 1, 2022 and April 2, 2022, current contract liabilities were $22,414 and $19,556, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three and six months ended October 1, 2022, the Company recognized revenues of $3,606 and $7,474, respectively, that were included in the contract liability balance as of April 2, 2022. For the three and six months ended October 2, 2021, the Company recognized revenues of $2,129 and $6,779, respectively, that were included in the contract liability balance at April 3, 2021.

As of October 1, 2022 and April 2, 2022, noncurrent contract liabilities were $9,295 and $10,401, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The decrease in noncurrent contract liabilities was primarily due to advance payments received offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $38,829 and $35,234 at October 1, 2022 and April 2, 2022, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income/(loss), foreign currency translation adjustments, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Pension and Postretirement Liability	Total
Balance at April 2, 2022	$860	$(6,660)	$(5,800)
Other comprehensive income (loss) before reclassifications	(15,478)	—	(15,478)
Amounts recorded in/reclassified from accumulated other comprehensive income (loss)	—	1,070	1,070
Net current period other comprehensive income (loss)	(15,478)	1,070	(14,408)
Balance at October 1, 2022	$(14,618)	$(5,590)	$(20,208)

5. Net Income/(Loss) Per Share Available to Common Stockholders

Basic net income/(loss) per share available to common stockholders is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income/(loss) per share available to common stockholders is computed by dividing net income/(loss) available to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to common shares. The MCPS was issued on September 24, 2021.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income/(loss) per share available to common stockholders by adjusting net income/(loss) in the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the three- and six-month periods ended October 1, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share available to common stockholders. Accordingly, net income/(loss) was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income/(loss) available to common stockholders.

For the three months ended October 1, 2022, 90,796 employee stock options and 485 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the six months ended October 1, 2022, 110,692 employee stock options and 9,780 restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

For the three months ended October 2, 2021, no employee stock options or restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. For the six months ended October 2, 2021, 159,925 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share available to common stockholders. The inclusion of these employee stock options would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income/(loss) per share available to common stockholders.

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net income/(loss)	$43,802	$(1,352)	$81,240	$22,686
Preferred stock dividends	5,750	510	11,500	510
Net income/(loss) available to common stockholders	$38,052	$(1,862)	$69,740	$22,176

Denominator for basic net income/(loss) per share available to common stockholders — weighted-average shares outstanding	28,758,403	25,500,393	28,714,445	25,260,728

Effect of dilution due to employee stock awards	335,388	—	305,958	372,117
Denominator for diluted net income/(loss) per share available to common stockholders — weighted-average shares outstanding	29,093,791	25,500,393	29,020,403	25,632,845

Basic net income/(loss) per share available to common stockholders	$1.32	$(0.07)	$2.43	$0.88

Diluted net income/(loss) per share available to common stockholders	$1.31	$(0.07)	$2.40	$0.87

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

As a result of the occurrence of triggering events such as purchase accounting for acquisitions, the Company does measure certain assets and liabilities based on Level 3 inputs.

Financial Instruments:

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheet related to benefit plan obligations are measured at fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $421,745 and $463,750 at October 1, 2022 and April 2, 2022, respectively. The carrying value of this debt was $492,822 at October 1, 2022 and $492,396 at April 2, 2022. The fair value of long-term fixed-rate debt was measured using Level 2 inputs. The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	October 1, 2022	April 2, 2022
Raw materials	$118,612	$112,651
Work in process	128,860	122,983
Finished goods	310,329	280,506
	$557,801	$516,140

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 2, 2022	$194,124	$1,707,980	$1,902,104
Acquisition (1)	—	(22,912)	(22,912)
Translation adjustments	—	(6,503)	(6,503)
October 1, 2022	$194,124	$1,678,565	$1,872,689

(1)	Purchase accounting adjustments to goodwill associated with the acquisition of Dodge discussed further in Note 13.

Intangible Assets

		October 1, 2022		April 2, 2022
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$17,645	$50,878	$16,680
Customer relationships and lists	24	1,293,729	80,225	1,294,577	53,376
Trade names	25	216,317	19,639	216,340	15,073
Distributor agreements	5	722	722	722	722
Patents and trademarks	16	13,017	6,878	12,342	6,607
Domain names	10	437	437	437	437
Other	5	14,469	3,288	9,720	4,887
		1,589,569	128,834	1,585,016	97,782
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	24	$1,613,850	$128,834	$1,609,297	$97,782

Amortization expense for definite-lived intangible assets during the three-month periods ended October 1, 2022 and October 2, 2021 were $16,755 and $2,825, respectively. Amortization expense for definite-lived intangible assets during the six-month periods ended October 1, 2022 and October 2, 2021 were $34,059 and $5,409, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2023 and the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2023	$34,307
Fiscal 2024	68,040
Fiscal 2025	67,926
Fiscal 2026	66,634
Fiscal 2027	65,591
Fiscal 2028	64,832
Fiscal 2029 and thereafter	1,093,405

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	October 1, 2022	April 2, 2022
Employee compensation and related benefits	$35,982	$34,697
Taxes	8,447	11,706
Contract liabilities	22,414	19,556
Accrued rebates	38,829	35,234
Workers’ compensation and insurance	1,067	1,144
Acquisition costs	2,487	4,568
Current finance lease liabilities	4,686	3,863
Accrued preferred stock dividends	4,919	4,919
Interest	10,685	10,987
Audit fees	464	599
Legal	925	450
Returns and warranties	8,409	7,889
Other	8,270	9,640
	$147,584	$145,252

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of October 1, 2022, the Company’s commitment fee rate is 0.20% and the letter of credit fee rate was 1.50%.

The Term Loan Facility will mature on November 2, 2026 and amortizes in quarterly installments with the balance payable on the Maturity Date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. The required future principal payments on the Term Loan Facility are $0 for the remainder of fiscal 2023, $0 for fiscal 2024, and $0 for fiscal 2025, due to prepayments previously made, and approximately $87,500 for fiscal 2026, and $942,500 for fiscal 2027. The Revolving Credit Facility will mature on November 2, 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of October 1, 2022, the Company was in compliance with all debt covenants.

The New Credit Agreement allows the Company to, among other things, make distributions to stockholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the New Credit Agreement.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the New Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

As of October 1, 2022, $1,030,000 was outstanding under the Term Loan Facility and approximately $3,675 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496,325 under the Revolving Credit Facility.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly owned domestic subsidiaries that also guarantee the New Credit Agreement.

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year.

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

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan (the “Foreign Term Loan”), which was extinguished in February 2022 and a CHF 15,000 (approximately $15,383) revolving credit facility (the “Foreign Revolver”), which was terminated as of October 1, 2022.

A summary of the Company’s debt is presented in the table below:

	October 1, 2022	April 2, 2022
Revolver and term loan facilities	$1,030,000	$1,200,000
Senior notes	500,000	500,000
Debt issuance costs	(16,557)	(20,895)
Other	8,671	9,236
Total debt	1,522,114	1,688,341
Less: current portion	1,512	1,543
Long-term debt	$1,520,602	$1,686,798

11. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending March 30, 2019, although certain tax credits generated in earlier years are open under statute from March 29, 2008. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 30, 2019.

The effective income tax rates for the three-month periods ended October 1, 2022 and October 2, 2021, were 18.1% and 223.5%, respectively. In addition to discrete items, the effective income tax rates for these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, that increase the rate.

The effective income tax rate for the three-month period ended October 1, 2022 of 18.1% includes $2,372 of tax benefits associated with share-based compensation and $174 of other items. The effective income tax rate without discrete items for the three-month period ended October 1, 2022 would have been 22.9%. The effective income tax rate for the three-month period ended October 2, 2021 of 223.5% includes $91 of tax benefits associated with share-based compensation offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we do not expect to recognize and $100 of other items. The effective income tax rate without discrete items for the three-month period ended October 2, 2021 would have been 53.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in varying jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $3,068.

Income tax expense for the six-month period ended October 1, 2022 was $20,165 compared to $7,868 for the six-month period ended October 2, 2021. Our effective income tax rate for the six-month period ended October 1, 2022 was 19.9% compared to 25.8% for the six-month period ended October 2, 2021. The effective income tax rate for the six-month period ended October 1, 2022 of 19.9% includes $2,971 of tax benefits associated with share-based compensation partially offset by $187 of other items. The effective income tax rate without these benefits and other items for the six-month period ended October 1, 2022 would have been 23.0%. The effective income tax rate for the six-month period ended October 2, 2021 of 25.8% includes $2,231 of tax benefits associated with share-based compensation offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we don’t expect to recognize and $60 of other items. The effective income tax rate without these benefits and other items for the six-month period ended October 2, 2021 would have been 27.2%.

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

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net External Sales
Aerospace/Defense	$103,548	$92,915	$202,947	$183,280
Industrial	265,619	67,985	520,300	133,825
	$369,167	$160,900	$723,247	$317,105
Gross Margin
Aerospace/Defense	$41,033	$36,580	$79,633	$75,212
Industrial	110,114	25,884	212,666	51,025
	$151,147	$62,464	$292,299	$126,237
Selling, General & Administrative Expenses
Aerospace/Defense	$7,472	$7,287	$14,940	$14,535
Industrial	30,101	5,918	60,073	11,665
Corporate	19,946	27,018	38,334	45,235
	$57,519	$40,223	$113,347	$71,435
Operating Income
Aerospace/Defense	$31,480	$26,521	$60,984	$56,111
Industrial	60,050	19,813	113,345	39,199
Corporate	(19,513)	(29,760)	(37,842)	(49,423)
	$72,017	$16,574	$136,487	$45,887

	October 1, 2022	April 2, 2022
Total Assets
Aerospace/Defense	$789,204	$776,505
Industrial	3,824,386	3,920,957
Corporate	113,470	147,955
	$4,727,060	$4,845,417

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

Acquisition costs incurred for the fiscal year ended April 2, 2022 totaled $22,598 and were recorded as period expenses and included within other, net within the consolidated statements of operations. Remaining acquisition-related costs incurred for the three and six months ended October 1, 2022 were immaterial. This acquisition was accounted for as a purchase transaction. The purchase price allocation will be completed during the third quarter of fiscal 2023 as we finalize the impact from taxes and other minor items. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

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

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company's operations, and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $44,941 of the acquired goodwill is deductible for tax purposes.

The fair value of the identifiable intangible assets of $1,385,082, consisting primarily of customer relationships and trade names, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and the relief-from-royalty method was utilized for the trade name. The fair value of the customer relationships, $1,185,000, is being amortized based on the economic pattern of benefit over a period of 24 years; the fair value of the trade names, $200,000, is being amortized on a straight-line basis over a 26-year term. These amortization periods represent the estimated useful lives of the assets.

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $192,267 of revenue and $38,152 of operating income for the three months ended October 1, 2022. Dodge contributed $369,740 of revenue and $68,646 of operating income for the six months ended October 1, 2022.

Upon closing, the Company entered into a transition services agreement ("TSA") with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to 12 months. Substantially all services terminated on November 1, 2022. Costs associated with the TSA were $3,999 and $7,704 for the three and six months ended October 1, 2022, respectively, and are included in other, net on the Company’s consolidated statement of operations. Since the purchase of the Dodge business on November 1, 2021, costs associated with the TSA were $15,707 through October 1, 2022.

14. Subsequent Events

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (“the Swap”) from a third-party financial counterparty under the New Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap has an effective date of December 30, 2022 and is comprised of a $600,000 notional with a maturity of three years. RBC will receive a variable rate based on one-month USD-SOFR CME Term and will pay a fixed rate of 4.455%. The notional on the Swap will amortize as follows:

Year 1: $600,000

Year 2: $400,000

Year 3: $100,000

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

Overview

We are a well-known international manufacturer and maker of highly engineered bearings and precision components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 56 facilities in 10 countries, of which 37 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and precision components through the following efforts:

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

Outlook

Our net sales for the three-month period ended October 1, 2022 increased 129.4% compared to the same period last fiscal year; excluding Dodge sales in the second quarter of fiscal 2023, net sales were up 9.9% period over period. The increase in net sales was a result of a 290.7% increase in our Industrial segment and 11.4% increase in our Aerospace/Defense segment. Excluding sales from Dodge, our Industrial segment increased 7.9% year over year. Our backlog, as of October 1, 2022, was $653.2 million compared to $603.1 million as of April 2, 2022.

We are continuing to see the recovery of the commercial aerospace business, which increased by 31.3% for the three-month period ended October 1, 2022 versus the same period last year. We anticipate this recovery to continue throughout the rest of the fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense sales, which represented approximately 32.3% of segment sales during the quarter, were down 15.3% year over year. This is in part due to the timing of delivery on parts that require government approval and/or completion of certain milestone achievements prior to invoicing.

The increase in our industrial sales reflects a pattern of sustained growth over the last year, with strong results in several areas. Our oil and gas business during the quarter continued a pattern of growth which is expected to continue into future periods. Other notable strengths in industrial were in semiconductor and general industrial markets.

The Company expects net sales to be approximately $348.0 million to $360.0 million in the third quarter of fiscal 2023.

We experienced strong cash flow generation during the second quarter of fiscal 2023 (as discussed in the section “Liquidity and Capital Resources” below). We expect this trend to continue throughout the fiscal year as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of October 1, 2022, we had cash and cash equivalents of $88.5 million, of which approximately $25.2 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Total net sales	$369.2	$160.9	$208.3	129.4%

Net income/(loss) available to common stockholders	$38.1	$(1.9)	$40.0	2,143.6%

Net income/(loss) per share available to common stockholders: diluted	$1.31	$(0.07)
Weighted average common shares: diluted	29,093,791	25,500,393

Our net sales for the three-month period ended October 1, 2022 increased 129.4% compared to the same period last fiscal year; excluding Dodge sales in the second quarter of fiscal 2023, net sales were up 9.9% year over year. Net sales in our Industrial segment increased 290.7% year over year; excluding Dodge, Industrial segment sales increased 7.9% year over year. This reflects a pattern of sustained growth, with strong results in areas including the semiconductor, mining, energy, and general industrial markets. Net sales in our Aerospace/Defense segment increased 11.4% year over year, led by commercial OEM, which was up 32.4% compared to the same period in the prior year while sales to the defense sector were down 15.3%. The increase in commercial aerospace reflects continued recovery in orders from large OEMs as build rates escalate and stability in the aftermarket. Defense sales were negatively impacted by the timing of delivery on parts that require government approval and/or completion of certain milestone achievements prior to invoicing.

Net income available to common stockholders for the second quarter of fiscal 2023 was $38.1 million compared to $1.9 million net loss for the same period last year. Net income for the second quarter of fiscal 2023 was affected by approximately $4.0 million of pre-tax transition services costs associated with the Dodge acquisition. Net loss for the second quarter of fiscal 2022 was affected by approximately $16.9 million of pre-tax costs associated with the acquisition of Dodge and $2.0 million of pre-tax restructuring costs primarily associated with consolidation efforts at one of our domestic manufacturing facilities.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Total net sales	$723.2	$317.1	$406.1	128.1%

Net income available to common stockholders	$69.7	$22.2	$47.5	214.5%

Net income per share available to common stockholders: diluted	$2.40	$0.87
Weighted average common shares: diluted	29,020,403	25,632,845

Our net sales for the six-month period ended October 1, 2022 increased 128.1% compared to the same period last fiscal year; excluding Dodge sales in the first six months of fiscal 2023, net sales were up 11.5% year over year. Net sales in our Industrial segment increased 288.8% year over year; excluding Dodge, Industrial segment sales increased 12.5% year over year. This reflects a pattern of sustained growth, with strong results in areas including the semiconductor, mining, energy, and general industrial markets. Net sales in our Aerospace/Defense segment increased 10.7% year over year, led by commercial OEM, which was up 27.8% compared to the same period in the prior year while sales to the defense sector were down 9.6%. The increase in commercial aerospace reflects the recovery in build rates from large OEMs and stability in the aftermarket. Defense sales were negatively impacted by the timing of shipments associated with our marine business.

Net income available to common stockholders for the six months ended October 1, 2022 was $69.7 million compared to $22.2 million for the same period last year. Net income for the six-month period in fiscal 2023 was affected by approximately $7.7 million of pre-tax transition services costs associated with the Dodge acquisition. Net income for the six-month period in fiscal 2022 was affected by approximately $16.9 million of pre-tax costs associated with the acquisition of Dodge and $2.5 million of pre-tax restructuring costs primarily associated with consolidation efforts at one of our domestic manufacturing facilities.

Gross Margin

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Gross Margin	$151.1	$62.5	$88.6	142.0%
% of net sales	40.9%	38.8%

Gross margin was 40.9% of net sales for the second quarter of fiscal 2023 compared to 38.8% for the second quarter of fiscal 2022. The increase in gross margin as a percentage of net sales was driven by increased volumes and efficiencies achieved and approximately $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities during the second quarter of fiscal 2022.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Gross Margin	$292.3	$126.2	$166.1	131.5%
% of net sales	40.4%	39.8%

Gross margin was 40.4% of net sales for the first six months of fiscal 2023 compared to 39.8% for the same period last year. Gross margin for the six-month period of fiscal 2022 was impacted by approximately $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities.

Selling, General and Administrative

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

SG&A	$57.5	$40.2	$17.3	43.0%
% of net sales	15.6%	25.0%

SG&A for the second quarter of fiscal 2023 was $57.5 million, or 15.6% of net sales, as compared to $40.2 million, or 25.0% of net sales, for the same period of fiscal 2022. The improvement in SG&A as a % of net sales is primarily due to $12.4 million less stock-based compensation expense recognized in the second quarter of fiscal 2023 compared to the prior year.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

SG&A	$113.3	$71.4	$41.9	58.7%
% of net sales	15.7%	22.5%

SG&A expenses increased by $41.9 million to $113.3 million for the first six months of fiscal 2023 compared to $71.4 million for the same period last year. SG&A for the first six months of fiscal 2023 included approximately $48.0 million of costs from the Dodge business and increases in professional fees and personnel costs, partially offset by a decrease in stock compensation expense.

Other, Net

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Other, net	$21.6	$5.7	$15.9	281.3%
% of net sales	5.9%	3.5%

Other operating expenses for the second quarter of fiscal 2023 totaled $21.6 million compared to $5.7 million for the same period last year. For the second quarter of fiscal 2023, other operating expenses included $4.0 million of TSA costs and other costs associated with the Dodge acquisition, $16.8 million of amortization of intangible assets, and $0.8 million of other items. For the second quarter of fiscal 2022, other operating expenses included $1.1 million of restructuring costs and related items, $2.8 million of amortization of intangible assets, $1.4 million of costs associated with the acquisition of Dodge and $0.4 million of other costs.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Other, net	$42.5	$8.9	$33.6	376.3%
% of net sales	5.9%	2.8%

Other operating expenses for the first six months of fiscal 2023 totaled $42.5 million compared to $8.9 million for the same period last year. For the first six months of fiscal 2023, other operating expenses were comprised mainly of $7.8 million of TSA costs and other costs associated with the Dodge acquisition, $34.1 million of amortization of intangible assets, and $0.6 million of other items. For the first six months of fiscal 2022, other operating expenses were comprised mainly of $5.4 million in amortization of intangibles, $1.6 million of restructuring and related items, $1.4 million of costs associated with the acquisition of Dodge, and $0.5 million of other items.

Interest Expense, Net

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Interest expense, net	$18.3	$15.8	$2.5	16.2%
% of net sales	5.0%	9.8%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $18.3 million for the second quarter of fiscal 2023 compared to $15.8 million for the same period last year. The Company incurred approximately $15.5 million in costs associated with the amortization of fees for a bridge financing commitment established in connection with the Dodge acquisition during the second quarter of fiscal 2022, which was replaced with the Term Loan Facility and Senior Notes in the third quarter of fiscal 2022. The increase in interest expense was primarily due to the increase in LIBOR during the second quarter of fiscal 2023.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Interest expense, net	$34.1	$16.1	$18.0	112.1%
% of net sales	4.7%	5.1%

Interest expense, net was $34.1 million for the first six months of fiscal 2023 compared to $16.1 million for the first six months of fiscal 2022. The Company incurred approximately $15.5 million in costs associated with the amortization of fees for a bridge financing commitment established in association with the Dodge acquisition during the second quarter of fiscal 2022, which was replaced with the Term Loan Facility and Senior Notes in the third quarter of fiscal 2022. The increase in interest expense was primarily due interest we are now incurring related to the debt disclosed within Item 1, Part I, Note 10 of this report.

Other Non-Operating Expense/(Income)

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Other non-operating expense /(income)	$0.2	$(0.3)	$0.5	(163.2)%
% of net sales	0.0%	(0.2)%

Other non-operating expenses were $0.2 million for the second quarter of fiscal 2023 compared to $0.3 million of income for the same period in the prior year. For the second quarter of fiscal 2023, other non-operating expenses were primarily comprised of $0.4 million of post-retirement benefit costs, partially offset by $0.2 million of foreign exchange gain. For the second quarter of fiscal 2022, other non-operating income was comprised of $0.5 million of income associated with short-term marketable securities partially offset by $0.1 million of foreign exchange loss and $0.1 million of other items.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Other non-operating expense /(income)	$1.0	$(0.8)	$1.8	(225.8)%
% of net sales	0.1%	(0.2)%

Other non-operating expenses were $1.0 million for the first six months of fiscal 2023 compared to $0.8 million of income for the same period in the prior year. For the first six months of fiscal 2023, other non-operating expenses were comprised of $1.4 million of post-retirement benefit costs, partially offset by $0.4 million of foreign exchange gain. For the first six months of fiscal 2022, other non-operating income was comprised of $1.2 million of income associated with short-term marketable securities partially offset by $0.1 million of foreign exchange loss and $0.3 million of other items.

Income Taxes

	Three Months Ended
	October 1, 2022	October 2, 2021

Income tax expense	$9.7	$2.4
Effective tax rate	18.1%	223.5%

Income tax expense for the three-month period ended October 1, 2022 was $9.7 million compared to $2.4 million for the three-month period ended October 2, 2021. Our effective income tax rate for the three-month period ended October 1, 2022 was 18.1% compared to 223.5% for the three-month period ended October 2, 2021. The effective income tax rate for the three-month period ended October 1, 2022 of 18.1% includes $2.4 million of tax benefits associated with share-based compensation and $0.2 million of other items. The effective income tax rate without discrete items would have been 22.9%. The effective income tax rate for the three-month period ended October 2, 2021 of 223.5% included $0.1 million of tax benefits associated with share-based compensation offset by the establishment of a $1.9 million valuation allowance for capital loss carryforwards we do not expect to recognize and $0.1 million of other items. The effective income tax rate without discrete items for the three-month period ended October 2, 2021 would have been 53.5%. The effective income tax rate without discrete items differed from the statutory rate primarily due to nondeductible share-based compensation expense recognized in the period and R&D credits.

	Six Months Ended
	October 1, 2022	October 2, 2021

Income tax expense	$20.2	$7.9
Effective tax rate	19.9%	25.8%

Income tax expense for the six-month period ended October 1, 2022 was $20.2 million compared to $7.9 million for the six-month period ended October 2, 2021. Our effective income tax rate for the six-month period ended October 1, 2022 was 19.9% compared to 25.8% for the six-month period ended October 2, 2021. The effective income tax rate for the six-month period ended October 1, 2022 of 19.9% includes $3.0 million of tax benefits associated with share-based compensation partially offset by $0.2 million of discrete tax expense primarily associated with establishing a valuation allowance on a loss carryforward; the effective income tax rate without these benefits and other items would have been 23.0%. The effective income tax rate for the six-month period ended October 2, 2021 of 25.8% includes $2.2 million of tax benefits associated with share-based compensation offset by the establishment of a $1.9 million valuation allowance for capital loss carryforwards we don’t expect to recognize and $0.1 million of other items. The effective income tax rate without these benefits and other items for the six-month period ended October 2, 2021 would have been 27.2%.

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

Aerospace/Defense Segment

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Total net sales	$103.5	$92.9	$10.6	11.4%

Gross margin	$41.0	$36.6	$4.4	12.2%
% of segment net sales	39.6%	39.4%

SG&A	$7.4	$7.2	$0.2	2.5%
% of segment net sales	7.2%	7.8%

Net sales increased $10.6 million, or 11.4%, for the three months ended October 1, 2022 compared to the same period last year. Commercial aerospace increased during the period 31.3% year over year. The commercial OEM business was up 32.4%, demonstrating continued recovery as build rates and orders escalate in the OEM markets. Our defense markets, which represented approximately 32.3% of segment sales, decreased by approximately 15.3% during the period. These markets were impacted by the timing of deliveries to certain government customers which require sign off or achievement of certain milestones prior to shipment. Overall distribution and aftermarket sales, which represent 18.4% of segment sales, increased 14.9% year over year.

Gross margin as a percentage of segment net sales was 39.6% for the second quarter of fiscal 2023 compared to 39.4% for the same period last year. The increase in gross margin as a percentage of net sales was driven by increased volumes and greater cost efficiencies achieved in our plants during the period.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Total net sales	$202.9	$183.3	$19.6	10.7%

Gross margin	$79.6	$75.2	$4.4	5.9%
% of segment net sales	39.2%	41.0%

SG&A	$14.9	$14.5	$0.4	2.8%
% of segment net sales	7.4%	7.9%

Net sales increased $19.6 million, or 10.7%, for the six months ended October 1, 2022 compared to the same period last year. The 10.7% increase was primarily driven by a 25.0% increase in our commercial aerospace market, both OEM and aftermarket, while our defense market was down 9.6% year over year due to the timing of shipments related to our marine business. During the year, we have noted improvement in the sales and orders to our commercial aerospace customers as build rates continue to grow. Our backlog and recent results reflect the early stages of this process which we expect to continue to see in upcoming quarters. Overall distribution and aftermarket sales were up 8.6% year over year.

Gross margin as a percentage of net sales decreased to 39.2% for the first six months of fiscal 2023 compared to 41.0% for the same period last year. The decrease in gross margin percentage is due to product mix.

Industrial Segment

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Total net sales	$265.6	$68.0	$197.6	290.7%

Gross margin	$110.1	$25.8	$84.3	325.4%
% of segment net sales	41.5%	38.1%

SG&A	$30.1	$6.0	$24.1	408.6%
% of segment net sales	11.3%	8.7%

Net sales increased $197.6 million, or 290.7%, for the three months ended October 1, 2022 compared to the same period last year. The increase was primarily due to three months of Dodge sales in fiscal 2023 and continued strong performance across the majority of our industrial markets. Excluding Dodge sales of $192.3 million, net sales increased $5.3 million, or 7.9%, period over period. This increase was driven by performance in semiconductor, energy, mining, and the general industrial markets. Sales to distribution and the aftermarket reflected 67.0% of our quarterly industrial sales. These distribution and aftermarket sales increased 637.2% compared to the same quarter in the prior year and 0.6% organically.

Gross margin for the three months ended October 1, 2022 was 41.5% of net sales, compared to 38.1% in the comparable period in fiscal 2022. The improved gross margin is due to price increases and also the unfavorable impact of $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities in the second quarter of fiscal 2022.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

Total net sales	$520.3	$133.8	$386.5	288.8%

Gross margin	$212.7	$51.0	$161.7	316.8%
% of segment net sales	40.9%	38.1%

SG&A	$60.1	$11.7	$48.4	415.0%
% of segment net sales	11.5%	8.7%

Net sales increased $386.5 million, or 288.8%, for the six months ended October 1, 2022 compared to the same period last year. The increase was primarily due to six months of Dodge sales in fiscal 2023 and strong performance across our industrial markets. Excluding Dodge sales, net sales increased $16.8 million, or 12.5%, period over period. Sales to distribution and the aftermarket increased 601.0% over last year, and 6.1% on an organic basis. The overall segment increase, excluding the addition of Dodge, was driven by performance in semiconductor, energy, mining, and the general industrial markets.

Gross margin for the six months ended October 1, 2022 was 40.9% of net sales, compared to 38.1% in the same period in fiscal 2022. The increase in gross margin is driven by price increases and the fact that gross margin for the first six months of fiscal 2022 included the unfavorable impact of $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities.

Corporate

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

SG&A	$20.0	$27.0	$(7.0)	(26.2)%
% of total net sales	5.4%	16.8%

Corporate SG&A was $20.0 million, or 5.4% of sales for the second quarter of fiscal 2023 compared to $27.0 million, or 16.8% of sales for the same period last year. The year over year decrease was primarily due to a decrease in stock compensation expense, partially offset by increases in other personnel costs and professional fees.

	Six Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change

SG&A	$38.3	$45.2	$(6.9)	(15.3)%
% of total net sales	5.3%	14.3%

Corporate SG&A decreased $6.9 million for the six months ended October 1, 2022 compared to the same period last year due to a decrease in stock compensation expense, partially offset by increases in other personnel costs and professional fees.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Note 13.

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

Liquidity

As of October 1, 2022, we had cash and cash equivalents of $88.5 million of which approximately $25.2 million was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. Currently, the Company’s margin is 0.50% for base rate loans and 1.50% for LIBOR rate loans. The Facilities are subject to a “LIBOR” floor of 0.00% and contain “hard-wired” LIBOR replacement provisions as set forth in the New Credit Agreement. As of October 1, 2022, the Company’s commitment fee rate is 0.20% and the letter of credit fee rate was 1.50%.

The Term Loan Facility will mature on November 2, 2026 and amortizes in quarterly installments with the balance payable on the Maturity Date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. The required future principal payments on the Term Loan Facility are $0 for the remainder of fiscal 2023, $0 for fiscal 2024, and $0 for fiscal 2025, due to prepayments previously made, and approximately $87.5 million for fiscal 2026, and $942.5 million for fiscal 2027. The Revolving Credit Facility will mature on November 2, 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of October 1, 2022, the Company was in compliance with all debt covenants.

The New Credit Agreement allows the Company to, among other things, make distributions to stockholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the New Credit Agreement.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the New Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the domestic assets of the Company and its domestic subsidiaries.

As of October 1, 2022, $1,030.0 million was outstanding under the Term Loan Facility and approximately $3.7 million of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 million under the Revolving Credit Facility.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly owned domestic subsidiaries that also guarantee the New Credit Agreement.

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year

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

Foreign Term Loan and Revolving Credit Facility

On August 15, 2019, one of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements (the “Foreign Credit Agreements”) with Credit Suisse (Switzerland) Ltd. to (i) finance the acquisition of Swiss Tool, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 million (approximately $15.4 million) term loan (the “Foreign Term Loan”), which was extinguished in February 2022 and a CHF 15.0 million (approximately $15.4 million) revolving credit facility (the “Foreign Revolver”), which was terminated as of October 1, 2022.

Cash Flows

Six-month Period Ended October 1, 2022 Compared to the Six-month Period Ended October 2, 2021

The following table summarizes our cash flow activities:

	FY23	FY22	$ Change
Net cash provided by/(used in):
Operating activities ..	$88.4	$93.5	$(5.1)
Investing activities	0.4	83.6	(83.2)
Financing activities	(179.9)	1,020.3	(1,200.2)
Effect of exchange rate changes on cash	(3.3)	0.1	(3.4)
Increase/(decrease) in cash and cash equivalents	$(94.4)	$1,197.5	$(1,291.9)

During the first six months of fiscal 2023, we generated cash of $88.4 million from operating activities compared to $93.5 million of cash generated during the same period of fiscal 2022. The decrease of $5.1 million for fiscal 2023 was mainly a result of the unfavorable impact of a net change in operating assets and liabilities of $66.9 million, partially offset by a favorable change in non-cash activity of $3.2 million and an increase in net income of $58.6 million. The unfavorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from a $40.2 million increase in depreciation and amortization, partially offset by unfavorable changes of $15.8 million of share-based compensation charges, $11.3 million of amortization of deferred financing costs, $7.8 million in deferred taxes, and $2.1 million of consolidation, restructuring, and other noncash charges.

The following chart summarizes the unfavorable change in operating assets and liabilities of $66.9 million for fiscal 2023 versus fiscal 2022 and the favorable change of $14.0 million for fiscal 2022 versus fiscal 2021.

	FY23	FY22
Cash provided by/(used in):
Accounts receivable	$8.6	$(20.6)
Inventory	(38.0)	(2.2)
Prepaid expenses and other current assets	(0.9)	(9.3)
Other noncurrent assets	6.5	5.6
Accounts payable	(19.9)	22.8
Accrued expenses and other current liabilities	(11.6)	18.1
Other noncurrent liabilities	(11.6)	(0.4)
Total change in operating assets and liabilities:	$(66.9)	$14.0

During the first six months of fiscal 2023, we generated $0.4 million in investing activities as compared to generating $83.6 million during the first six months of fiscal 2022. This decrease in cash generated was attributable to $120.5 million less in proceeds from sale of marketable securities and an increase in capital expenditures of $16.2 million, partially offset by a $30.0 million decrease in purchases of marketable securities, $0.5 million increase in proceeds from the sale of assets and Dodge acquisition purchase price adjustments of $23.0 million.

During the first six months of fiscal 2023, we used $179.9 million in financing activities compared to $1,020.3 million generated during the first six months of fiscal 2022. This decrease from cash generated to cash used was primarily attributable to $605.7 million proceeds from the issuance of common stock during the first six months of fiscal 2022, $445.5 million proceeds from the issuance of preferred stock during the first six months of fiscal 2022, $161.1 million more payments made on outstanding debt, $11.5 million cash dividends paid on preferred stock, $6.8 million fewer exercises of share-based awards, and $2.2 million in principal payments made on finance lease obligations during the current fiscal year, partially offset by $32.2 million less in finance fees paid in connection with credit facilities and term loans and $0.4 million fewer repurchases of common stock.

Capital Expenditures

Our capital expenditures were $15.2 million and $23.1 million for the three- and six-month periods ended October 1, 2022, respectively. We expect to make additional capital expenditures of $15.0 million to $20.0 million during the remainder of fiscal 2023 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1- Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Form 10-K/A for the fiscal year ended April 2, 2022.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our fiscal 2022 Annual Report on Form 10-K/A describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2023.

Off-Balance Sheet Arrangements

As of October 1, 2022, we had no significant off-balance sheet arrangements other than $3.7 million of outstanding standby letters of credit, all of which were under the Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 14 in Part I, Item I of this report, we entered into an interest rate swap on October 28, 2022.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

● Australia – Australian dollar	● India – rupee
● Canada – Canadian dollar	● Mexico – peso
● China – Chinese yuan	● Poland – zloty
● France – euro	● Switzerland – Swiss franc
● Germany – euro

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations for both the three- and six-month periods ended October 1, 2022, compared to 9% for both the three- and six-month periods ended October 2, 2021. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of October 1, 2022, we had no derivatives. As discussed in Note 14 in Part I, Item I of this report, we entered into an interest rate swap on October 28, 2022.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2022. This evaluation excluded the Dodge business acquired on November 1, 2021 as we are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of internal control over financial reporting for our 2023 fiscal year.

Remediation of Material Weakness

To address the previously reported material weakness in internal control over financial reporting described in Part I, Item 4 of the Company’s Form 10-Q for the quarterly period ended July 2, 2022, the Company enhanced and revised the design of existing controls and procedures to properly review employment agreements involving equity awards to ensure they are accounted for in accordance with the latest accounting pronouncements. The Company’s internal audit department will test the operating effectiveness of management’s controls during the fiscal year.

Changes in Internal Control over Financial Reporting

Except for the changes related to the Company's remediation efforts described above, there has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

As discussed in Note 13 included in Part I, Item 1 of this report, we acquired Dodge on November 1, 2021. We are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of our internal control over financial reporting for our 2023 fiscal year.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Form 10-K/A filed with the SEC on August 5, 2022. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 2, 2022.

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

Total share repurchases under the 2019 plan for the three months ended October 1, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
07/03/2022 – 07/30/2022	—	$—	—	$73,069
07/31/2022 – 08/27/2022	63	236.00	63	73,054
08/28/2022 – 10/01/2022	—	—	—	$73,054
Total	63	$236.00	63

During the second quarter of fiscal 2023, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
Name:	Michael J. Hartnett
Title:	Chief Executive Officer
Date:	November 10, 2022

By:	/s/ Robert M. Sullivan
Name:	Robert M. Sullivan
Title:	Chief Financial Officer
Date:	November 10, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.