Form 10-Q
period 2022-12-31
RBC Bearings INC
filed 2023-02-09
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

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

As of February 3, 2023, RBC Bearings Incorporated had 29,021,918 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2022	April 2, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,036	$182,862
Accounts receivable, net of allowance for doubtful accounts of $3,537 as of December 31, 2022 and $2,737 as of April 2, 2022	214,536	247,487
Inventory	577,627	516,140
Prepaid expenses and other current assets	27,572	15,748
Total current assets	901,771	962,237
Property, plant and equipment, net	375,763	386,732
Operating lease assets, net	42,015	44,535
Goodwill	1,869,238	1,902,104
Intangible assets, net	1,468,673	1,511,515
Other noncurrent assets	35,421	38,294
Total assets	$4,692,881	$4,845,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,722	$158,606
Accrued expenses and other current liabilities	136,162	145,252
Current operating lease liabilities	8,244	8,059
Current portion of long-term debt	1,544	1,543
Total current liabilities	282,672	313,460
Long-term debt, less current portion	1,462,534	1,686,798
Long-term operating lease liabilities	34,535	36,680
Deferred income taxes	303,999	315,463
Other noncurrent liabilities	128,215	120,408
Total liabilities	2,211,955	2,472,809

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of December 31, 2022 and April 2, 2022; issued shares: 4,600,000 as of December 31, 2022 and April 2, 2022	46	46
Common stock, $.01 par value; authorized shares: 60,000,000 as of December 31, 2022 and April 2, 2022; issued shares: 29,980,270 and 29,807,208 as of December 31, 2022 and April 2, 2022, respectively	300	298
Additional paid-in capital	1,585,701	1,564,261
Accumulated other comprehensive loss	(12,683)	(5,800)
Retained earnings	986,473	886,155
Treasury stock, at cost, 961,374 shares and 928,322 shares as of December 31, 2022 and April 2, 2022, respectively	(78,911)	(72,352)
Total stockholders’ equity	2,480,926	2,372,608
Total liabilities and stockholders’ equity	$4,692,881	$4,845,417

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net sales	$351,625	$266,953	$1,074,872	$584,058
Cost of sales	205,585	173,608	636,533	364,476
Gross margin	146,040	93,345	438,339	219,582
Operating expenses:
Selling, general and administrative	56,782	41,702	170,129	113,137
Other, net	18,866	35,778	61,331	44,693
Total operating expenses	75,648	77,480	231,460	157,830
Operating income	70,392	15,865	206,879	61,752
Interest expense, net	20,901	11,848	55,032	27,937
Other non-operating expense	1,539	1,395	2,490	639
Income before income taxes	47,952	2,622	149,357	33,176
Provision for income taxes	11,688	2,076	31,853	9,944
Net income	36,264	546	117,504	23,232
Preferred stock dividends	5,686	5,751	17,186	6,261
Net income/(loss) attributable to common stockholders	$30,578	$(5,205)	$100,318	$16,971

Net income/(loss) per share attributable to common stockholders:
Basic	$1.06	$(0.18)	$3.49	$0.64
Diluted	$1.05	$(0.18)	$3.45	$0.63
Weighted average common shares:
Basic	28,805,305	28,618,495	28,744,732	26,379,984
Diluted	29,120,318	28,618,495	29,053,608	26,757,811

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net income	$36,264	$546	$117,504	$23,232
Pension and postretirement liability adjustments, net of taxes(1)	535	318	1,605	954
Change in fair value of derivatives	(1,116)	—	(1,116)	—
Foreign currency translation adjustments	8,106	(1,951)	(7,372)	(1,441)
Total comprehensive income/(loss)	$43,789	$(1,087)	$110,621	$22,745

(1)	These adjustments were net of tax expense of $148 and $82 for the three-month periods ended December 31, 2022 and January 1, 2022, respectively and $444 and $247 for the nine-month periods ended December 31, 2022 and January 1, 2022, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$298	4,600,000	$46	$1,564,261	$(5,800)	$886,155	(928,322)	$(72,352)	$2,372,608
Net income	—	—	—	—	—	—	37,438	—	—	37,438
Stock-based compensation	—	—	—	—	3,819	—	—	—	—	3,819
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(5,984)	(5,984)
Exercise of equity awards	13,713	1	—	—	1,459	—	—	—	—	1,460
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6,485)	—	—	—	(6,485)
Balance at July 2, 2022	29,877,876	$299	4,600,000	$46	$1,569,539	$(11,750)	$917,843	(958,791)	$(78,336)	$2,397,641
Net income	—	—	—	—	—	—	43,802	—	—	43,802
Stock-based compensation	—	—	—	—	4,354	—	—	—	—	4,354
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Repurchase of common stock	—	—	—	—	—	—	—	(63)	(15)	(15)
Exercise of equity awards	89,509	1	—	—	8,562	—	—	—	—	8,563
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	8,529	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(8,993)	—	—	—	(8,993)
Balance at October 1, 2022	29,975,914	$300	4,600,000	$46	$1,582,455	$(20,208)	$955,895	(958,854)	$(78,351)	$2,440,137
Net income	—	—	—	—	—	—	36,264	—	—	36,264
Stock-based compensation	—	—	—	—	2,874	—	—	—	—	2,874
Preferred stock dividends	—	—	—	—	—	—	(5,686)	—	—	(5,686)
Repurchase of common stock	—	—	—	—	—	—	—	(2,520)	(560)	(560)
Exercise of equity awards	3,714	—	—	—	372	—	—	—	—	372
Change in net prior service cost and actuarial losses, net of tax expense of $148	—	—	—	—	—	535	—	—	—	535
Issuance of restricted stock, net of forfeitures	642	—	—	—	—	—	—	—	—	—
Change in fair value of derivatives	—	—	—	—	—	(1,116)	—	—	—	(1,116)
Currency translation adjustments	—	—	—	—	—	8,106	—	—	—	8,106
Balance at December 31, 2022	29,980,270	$300	4,600,000	$46	$1,585,701	$(12,683)	$986,473	(961,374)	$(78,911)	$2,480,926

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$261	—	$—	$462,616	$(10,409)	$843,456	(884,701)	$(63,826)	$1,232,098
Net income	—	—	—	—	—	—	24,038	—	—	24,038
Stock-based compensation	—	—	—	—	7,182	—	—	—	—	7,182
Repurchase of common stock	—	—	—	—	—	—	—	(31,572)	(6,264)	(6,264)
Exercise of equity awards	135,518	2	—	—	16,679	—	—	—	—	16,681
Change in net prior service cost and actuarial losses, net of tax expense of $83	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	91,056	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1,919	—	—	—	1,919
Balance at July 3, 2021	26,336,894	$263	—	$—	$486,477	$(8,172)	$867,494	(916,273)	$(70,090)	$1,275,972
Net loss	—	—	—	—	—	—	(1,352)	—	—	(1,352)
Stock-based compensation	—	—	—	—	16,773	—	—	—	—	16,773
Preferred stock issuance, net of issuance costs	—	—	4,600,000	46	445,407	—	—	—	—	445,453
Common stock issuance, net of issuance costs	3,450,000	35	—	—	605,642	—	—	—	—	605,677
Preferred stock dividends	—	—	—	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	—	—	—	—	—	(406)	(92)	(92)
Exercise of equity awards	1,332	—	—	—	131	—	—	—	—	131
Change in net prior service cost and actuarial losses, net of tax expense of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	(1,064)	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(1,409)	—	—	—	(1,409)
Balance at October 2, 2021	29,787,162	$298	4,600,000	$46	$1,554,430	$(9,263)	$865,632	(916,679)	$(70,182)	$2,340,961
Net income	—	—	—	—	—	—	546	—	—	546
Stock-based compensation	—	—	—	—	4,544	—	—	—	—	4,544
Preferred stock issuance, net of issuance costs	—	—	—	—	(134)	—	—	—	—	(134)
Common stock issuance, net of issuance costs	—	—	—	—	(185)	—	—	—	—	(185)
Preferred stock dividends	—	—	—	—	—	—	(5,751)	—	—	(5,751)
Repurchase of common stock	—	—	—	—	—	—	—	(6,661)	(1,300)	(1,300)
Exercise of equity awards	9,759	—	—	—	905	—	—	—	—	905
Change in net prior service cost and actuarial losses, net of tax expense of $82	—	—	—	—	—	318	—	—	—	318
Issuance of restricted stock, net of forfeitures	1,319	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(1,951)	—	—	—	(1,951)
Balance at January 1, 2022	29,798,240	$298	4,600,000	$46	$1,559,560	$(10,896)	$860,427	(923,340)	$(71,482)	$2,337,953

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$117,504	$23,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,811	37,355
Deferred income taxes	(10,513)	(54)
Amortization of deferred financing costs	6,164	17,600
Stock-based compensation	11,047	28,499
Loss on disposition of assets	132	68
Loss on extinguishment of debt	-	890
Consolidation, restructuring, and other noncash charges	318	2,378
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,268	(5,929)
Inventory	(62,771)	(8,531)
Prepaid expenses and other current assets	(12,166)	(10,298)
Other noncurrent assets	7,369	(225)
Accounts payable	(21,018)	34,215
Accrued expenses and other current liabilities	(9,692)	6,003
Other noncurrent liabilities	4,805	8,223
Net cash provided by operating activities	149,258	133,426

Cash flows from investing activities:
Capital expenditures	(29,577)	(21,761)
Proceeds from sale of assets	518	22
Purchase of marketable securities	-	(29,982)
Proceeds from sale of marketable securities	-	120,483
Acquisition of business, net of cash acquired	-	(2,908,241)
Purchase price adjustments for acquisition of business	27,466	-
Net cash used in investing activities	(1,593)	(2,839,479)

Cash flows from financing activities:
Proceeds received from issuance of common stock	-	605,492
Proceeds received from issuance of preferred stock	-	445,319
Proceeds received from term loans, net of financing costs	-	1,286,230
Proceeds received from senior notes, net of financing costs	-	494,200
Finance fees paid in connection with credit facilities and senior notes	(57)	(20,000)
Repayments of term loans	(230,000)	(9,952)
Repayments of notes payable	(364)	(380)
Principal payments on finance lease obligations	(3,196)	(679)
Preferred stock dividends paid	(17,250)	-
Exercise of stock options	10,395	17,717
Repurchase of common stock	(6,559)	(7,656)
Net cash provided by/(used in) financing activities	(247,031)	2,810,291

Effect of exchange rate changes on cash	(1,460)	179

Cash and cash equivalents:
Increase/(Decrease) during the period	(100,826)	104,417
Cash and cash equivalents, at beginning of period	182,862	151,086
Cash and cash equivalents, at end of period	$82,036	$255,503

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$47,694	$12,405
Interest	54,940	4,925

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 2, 2022 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

These statements reflect all adjustments, accruals, and estimates, consisting only of items of a normal recurring nature, that are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report.

The results of operations for the three- and nine-month periods ended December 31, 2022 are not necessarily indicative of the operating results for the entire fiscal year ending April 1, 2023. The three- and nine-month periods ended December 31, 2022 and January 1, 2022 each included 13 weeks and 39 weeks, respectively. The amounts shown are in thousands, unless otherwise indicated.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted this ASU during the third quarter of our fiscal year and elected to apply the practical expedient which allows us to account for the modification of the New Credit Agreement discussed in Note 10 to the financial statements as if the modification was not substantial. The impact of the adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards Yet to Be Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). ASU 2021-10 is intended to increase transparency of government assistance by requiring entities to disclose the types of government assistance, the entity’s accounting for government assistance, and the effect of the government assistance on an entity’s financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance.

Other new pronouncements issued but not effective until after April 1, 2023 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Aerospace/Defense	$105,532	$93,203	$308,479	$276,483
Industrial	246,093	173,750	766,393	307,575
Total	$351,625	$266,953	$1,074,872	$584,058

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
United States	$311,509	$233,900	$946,913	$517,764
International	40,116	33,053	127,959	66,294
Total	$351,625	$266,953	$1,074,872	$584,058

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Point-in-time	98%	98%	98%	97%
Over time	2%	2%	2%	3%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $342,081 at December 31, 2022. The Company expects to recognize revenue on approximately 62% and 86% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of December 31, 2022 and April 2, 2022, current contract assets were $5,011 and $3,882, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of December 31, 2022 and April 2, 2022, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of December 31, 2022 and April 2, 2022, current contract liabilities were $17,474 and $19,556, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to revenue recognized on customer contracts, partially offset by advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities. For the three and nine months ended December 31, 2022, the Company recognized revenues of $2,589 and $10,063, respectively, that were included in the contract liability balance as of April 2, 2022. For the three and nine months ended January 1, 2022, the Company recognized revenues of $3,783 and $10,562, respectively, that were included in the contract liability balance at April 3, 2021.

As of December 31, 2022 and April 2, 2022, noncurrent contract liabilities were $17,819 and $10,401, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $38,284 and $35,234 at December 31, 2022 and April 2, 2022, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income/(loss), foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at April 2, 2022	$860	$—	$(6,660)	$(5,800)
Other comprehensive loss before reclassifications	(7,372)	—	—	(7,372)
Amounts recorded in/reclassified from accumulated other comprehensive income/(loss)	—	(1,116)	1,605	489
Net current period other comprehensive income/(loss)	(7,372)	(1,116)	1,605	(6,883)
Balance at December 31, 2022	$(6,512)	$(1,116)	$(5,055)	$(12,683)

5. Net Income/(Loss) Per Share Attributable to Common Stockholders

Basic net income/(loss) per share attributable to common stockholders is computed by dividing net income/(loss) attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income/(loss) per share attributable to common stockholders is computed by dividing net income/(loss) attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the outstanding 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to common shares.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income/(loss) per share attributable to common stockholders by adjusting net income/(loss) in the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the three- and nine-month periods ended December 31, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income/(loss) was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income/(loss) attributable to common stockholders.

For the three months ended December 31, 2022, 91,816 employee stock options and 1,085 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the nine months ended December 31, 2022, 111,446 employee stock options and 1,085 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

For the three months ended January 1, 2022, all employee stock options and restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders as the Company generated a loss for the period. For the nine months ended January 1, 2022, 164,265 employee stock options and 200 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income/(loss) per share attributable to common stockholders.

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022

Net income	$36,264	$546	$117,504	$23,232
Preferred stock dividends	5,686	5,751	17,186	6,261
Net income/(loss) attributable to common stockholders	$30,578	$(5,205)	$100,318	$16,971

Denominator for basic net income/(loss) per share attributable to common stockholders — weighted-average shares outstanding	28,805,305	28,618,495	28,744,732	26,379,984
Effect of dilution due to employee stock awards	315,013	—	308,876	377,827
Denominator for diluted net income/(loss) per share attributable to common stockholders — weighted-average shares outstanding	29,120,318	28,618,495	29,053,608	26,757,811

Basic net income/(loss) per share attributable to common stockholders	$1.06	$(0.18)	$3.49	$0.64

Diluted net income/(loss) per share attributable to common stockholders	$1.05	$(0.18)	$3.45	$0.63

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

As a result of the occurrence of triggering events such as purchase accounting for acquisitions, the Company measures certain assets and liabilities based on Level 3 inputs.

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $436,175 and $463,750 at December 31, 2022 and April 2, 2022, respectively. The carrying value of this debt was $493,040 at December 31, 2022 and $492,396 at April 2, 2022. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $1,116 at December 31, 2022, measured using Level 2 inputs. This amount is included in other noncurrent liabilities and accumulated other comprehensive income on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 31, 2022	April 2, 2022
Raw materials	$130,040	$112,651
Work in process	131,946	122,983
Finished goods	315,641	280,506
	$577,627	$516,140

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/Defense	Industrial	Total
April 2, 2022	$194,124	$1,707,980	$1,902,104
Acquisition (1)	—	(28,710)	(28,710)
Translation adjustments	—	(4,156)	(4,156)
December 31, 2022	$194,124	$1,675,114	$1,869,238

(1)	Purchase accounting adjustments to goodwill associated with the acquisition of Dodge discussed further in Note 13.

Intangible Assets

	Weighted	December 31, 2022		April 2, 2022
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50,878	$18,125	$50,878	$16,680
Customer relationships and lists	24	1,293,592	92,923	1,294,577	53,376
Trade names	25	216,341	21,945	216,340	15,073
Distributor agreements	—	—	—	722	722
Patents and trademarks	16	13,131	7,018	12,342	6,607
Domain names	10	437	437	437	437
Other	4	14,715	4,254	9,720	4,887
		1,589,094	144,702	1,585,016	97,782
Non-amortizable repair station certifications	n/a	24,281	—	24,281	—
Total	24	$1,613,375	$144,702	$1,609,297	$97,782

Amortization expense for definite-lived intangible assets during the three-month periods ended December 31, 2022 and January 1, 2022 was $17,400 and $12,133, respectively. Amortization expense for definite-lived intangible assets during the nine-month periods ended December 31, 2022 and January 1, 2022 was $51,459 and $17,542, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2023 and the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2023	$17,385
Fiscal 2024	69,270
Fiscal 2025	69,204
Fiscal 2026	67,248
Fiscal 2027	66,185
Fiscal 2028	64,259
Fiscal 2029 and thereafter	1,090,841

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	December 31, 2022	April 2, 2022
Employee compensation and related benefits	$39,244	$34,697
Taxes	8,053	11,706
Contract liabilities	17,474	19,556
Accrued rebates	38,284	35,234
Workers’ compensation and insurance	869	1,144
Acquisition costs	1,239	4,568
Current finance lease liabilities	4,693	3,863
Accrued preferred stock dividends	4,856	4,919
Interest	4,920	10,987
Audit fees	544	599
Legal	1,141	450
Returns and warranties	7,075	7,889
Other	7,770	9,640
	$136,162	$145,252

10. Debt

Domestic Credit Facility

On November 1, 2021 RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior credit agreement, which was entered into with Wells Fargo in 2015. The New Credit Agreement provides the Company with (a) a $1,300,000 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of our Dodge business unit and to pay related fees and expenses, and (b) a $500,000 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14,947 and are being amortized over the life of the New Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month London interbank offered rate (LIBOR) rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. In December 2022 the New Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the New Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of December 31, 2022, the Company’s margin was 0.50% for base rate loans and 1.50% for SOFR loans. The Company’s commitment fee rate was 0.20% and the letter of credit fee rate was 1.50%.

The Term Loan Facility will mature on November 2, 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. The required future principal payments on the Term Loan Facility are $0 for the remainder of fiscal 2023, $0 for fiscal 2024, and $0 for fiscal 2025, due to prepayments previously made, and approximately $27,500 for fiscal 2026, and $942,500 for fiscal 2027. The Revolving Credit Facility will mature on November 2, 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum total net leverage ratio of 5.50:1.00, which maximum ratio will decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition), and (b) a minimum interest coverage ratio of 2.00:1.00. As of December 31, 2022, the Company was in compliance with all debt covenants.

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

As of December 31, 2022, $970,000 was outstanding under the Term Loan Facility and approximately $3,675 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496,325 under the Revolving Credit Facility.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements in 2019 with Credit Suisse (Switzerland) Ltd. (the “Foreign Credit Agreements”) to (i) finance the acquisition of our Swiss Tool business unit, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15,000 (approximately $15,383) term loan, which was extinguished in February 2022, and a CHF 15,000 (approximately $15,383) revolving credit facility, which was terminated in October 2022. Schaublin now has a separate CHF 5,000 (approximately $5,407 USD) revolving credit facility (the “New Foreign Revolver”) with Credit Suisse to provide future working capital, if necessary. As of December 31, 2022, $0 had been borrowed from the New Foreign Revolver. Fees associated with the New Foreign Revolver are nominal if the facility is not utilized.

A summary of the Company’s debt is presented in the table below:

	December 31, 2022	April 2, 2022
Revolver and term loan facilities	$970,000	$1,200,000
Senior notes	500,000	500,000
Debt issuance costs	(14,787)	(20,895)
Other	8,865	9,236
Total debt	1,464,078	1,688,341
Less: current portion	1,544	1,543
Long-term debt	$1,462,534	$1,686,798

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

The effective income tax rates for the three-month periods ended December 31, 2022 and January 1, 2022, were 24.4% and 79.2%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, which increased the rate. In the quarter ended, January 1, 2022, the Company’s tax rate was also increased by non-deductible transaction costs incurred in the Dodge acquisition.

The effective income tax rate for the three-month period ended December 31, 2022 of 24.4% included $253 of tax benefits associated with stock-based compensation, partially offset by $218 of other items. The effective income tax rate without discrete items for the three-month period ended December 31, 2022 would have been 24.5%. The effective income tax rate for the three-month period ended January 1, 2022 of 79.2% included $473 of tax benefits associated with stock-based compensation, partially offset by $146 of other items. The effective income tax rate without discrete items for the three-month period ended January 1, 2022 would have been 91.6%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $3,086.

Income tax expense for the nine-month period ended December 31, 2022 was $31,853 compared to $9,944 for the nine-month period ended January 1, 2022. Our effective income tax rate for the nine-month period ended December 31, 2022 was 21.3% compared to 30.0% for the nine-month period ended January 1, 2022. In addition to discrete items, the effective income tax rates for both these periods are different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decrease the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, that increase the rate. In the quarter ended, January 1, 2022, the Company’s tax rate was also increased by non-deductible transaction costs incurred in the Dodge acquisition.

The effective income tax rate for the nine-month period ended December 31, 2022 of 21.3% included $3,228 of tax benefits associated with stock-based compensation partially offset by $30 of other items. The effective income tax rate without these benefits and other items for the nine-month period ended December 31, 2022 would have been 23.5%. The effective income tax rate for the nine-month period ended January 1, 2022 of 30.0% included $2,703 of tax benefits associated with stock-based compensation offset by the establishment of a $1,853 valuation allowance for capital loss carryforwards we don’t expect to recognize and $86 of other items. The effective income tax rate without these benefits, valuation allowance and other items for the nine-month period ended January 1, 2022 would have been 32.3%.

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

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net External Sales
Aerospace/Defense	$105,532	$93,203	$308,479	$276,483
Industrial	246,093	173,750	766,393	307,575
	$351,625	$266,953	$1,074,872	$584,058
Gross Margin
Aerospace/Defense	$41,650	$37,454	$121,283	$112,666
Industrial	104,390	55,891	317,056	106,916
	$146,040	$93,345	$438,339	$219,582
Selling, General & Administrative Expenses
Aerospace/Defense	$7,778	$7,111	$22,718	$21,646
Industrial	29,150	18,171	89,223	29,836
Corporate	19,854	16,420	58,188	61,655
	$56,782	$41,702	$170,129	$113,137
Operating Income
Aerospace/Defense	$32,081	$28,518	$93,065	$84,629
Industrial	59,255	23,215	172,600	62,414
Corporate	(20,944)	(35,868)	(58,786)	(85,291)
	$70,392	$15,865	$206,879	$61,752

	December 31, 2022	April 2, 2022
Total Assets
Aerospace/Defense	$796,363	$776,505
Industrial	3,793,892	3,920,957
Corporate	102,626	147,955
	$4,692,881	$4,845,417

13. Dodge Acquisition

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,908,241, net of cash acquired and subject to certain adjustments. The purchase price was paid with (i) $1,285,761 of borrowing under the Term Loan Facility, net of issuance costs, (ii) $1,050,811 of net proceeds from common stock and MCPS offerings, (iii) $494,200 of net proceeds from the Senior Notes offering, and (iv) approximately $77,469 of cash on hand. Since the close of the transaction, purchase price adjustments totaling $28,710 have been recorded.

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

Acquisition costs incurred for the fiscal year ended April 2, 2022 totaled $22,598 and were recorded as period expenses and included within other, net within the consolidated statements of operations. Remaining acquisition-related costs incurred for the three and nine months ended December 31, 2022 were immaterial. This acquisition was accounted for as a purchase transaction. The purchase price allocation was completed during the third quarter of fiscal 2023. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

November 1, 2021
Cash and cash equivalents	$81,868
Accounts receivable	83,533
Inventory	136,062
Prepaid expenses and other current assets	1,261
Property, plant and equipment	165,109
Operating lease assets	9,768
Goodwill	1,596,083
Other intangible assets	1,385,082
Other noncurrent assets	3,697
Accounts payable	(69,263)
Accrued rebates	(30,184)
Accrued expenses and other current liabilities	(44,766)
Deferred tax liabilities	(298,618)
Other noncurrent liabilities	(56,989)
Net assets acquired	2,962,643
Less cash received	81,868
Net consideration	$2,880,775

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company’s operations, and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $44,941 of the acquired goodwill is deductible for tax purposes.

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

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $174,765 of revenue and $37,532 of operating income for the three months ended December 31, 2022. Dodge contributed $544,505 of revenue and $106,178 of operating income for the nine months ended December 31, 2022. Dodge contributed $109,976 of revenue and $5,348 of operating income for both the three and nine months ended January 1, 2022.

The following table reflects the unaudited pro forma operating results of the Company for the three- and nine-month fiscal periods ended January 1, 2022, which gives effect to the acquisition of Dodge as if it had been acquired on March 29, 2020. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective March 29, 2020, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets and acquisition costs incurred. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Three Months Ended	Nine Months Ended
	January 1, 2022	January 1, 2022

Net sales	$319,100	$968,680
Net income	$18,567	$62,990

Upon closing, the Company entered into a transition services agreement (the “Dodge TSA”) with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to 12 months. Substantially all services under the Dodge TSA terminated on November 1, 2022. Costs associated with the Dodge TSA were $1,241 and $8,945 for the three and nine months ended December 31, 2022, respectively, and are included in other, net on the Company’s consolidated statement of operations. Since the purchase of the Dodge business on November 1, 2021, costs associated with the Dodge TSA were $16,948 through December 31, 2022.

14. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the New Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap has an effective date of December 30, 2022 and is comprised of a $600,000 notional with a maturity of three years. RBC will receive a variable rate based on one-month Term SOFR and will pay a fixed rate of 4.455%. The notional on the Swap will amortize as follows:

Year 1: $600,000

Year 2: $400,000

Year 3: $100,000

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance was a $1,116 loss at December 31, 2022. The gain/loss reclassified from accumulated other comprehensive income into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement as to Forward-Looking Information

The objective of the discussion and analysis is to provide material information relevant to an assessment of the financial condition and results of operations of the Company including an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) our results have been and are likely to continue to be impacted by the COVID-19 pandemic; (d) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (e) future reductions or changes in U.S. government spending could negatively affect our business; (f) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (g) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (h) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (i) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (j) work stoppages and other labor problems could materially reduce our ability to operate our business; (k) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (l) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (m) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (n) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (o) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (p) our international operations are subject to risks inherent in such activities; (q) currency translation risks may have a material impact on our results of operations; (r) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (s) we may be required to make significant future contributions to our pension plan; (t) we may incur material losses for product liability and recall-related claims; (u) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (v) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (w) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (x) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (y) litigation could adversely affect our financial condition; (z) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (aa) risks associated with utilizing information technology systems could adversely affect our operations; (bb) our quarterly performance can be affected by the timing of government product inspections and approvals; (cc) we may not be able to efficiently integrate Dodge into our operations; (dd) we may fail to realize some or all of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (ee) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (ff) increases in interest rates would increase the cost of servicing the Term Loan Facility and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and precision components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors and sales to OEMs for replacement products and aftermarket services. The acquisition of Dodge has had a profound impact on our sales volumes to distributors and other aftermarket customers. We expect to further increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

Outlook

Our net sales for the three-month period ended December 31, 2022 increased 31.7% compared to the same period last fiscal year, which included only two months of sales attributable to the Dodge division. The increase in net sales was a result of a 41.6% increase in our Industrial segment and 13.2% increase in our Aerospace/Defense segment. Excluding sales from Dodge, our Industrial segment increased 11.8% year over year. Our backlog, as of December 31, 2022, was $613.6 million compared to $603.1 million as of April 2, 2022.

We are continuing to see the recovery of the commercial aerospace business, which increased by 24.2% for the three-month period ended December 31, 2022 versus the same period last fiscal year. We anticipate this growth to continue throughout the rest of the fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense sales, which represented approximately 31.7% of segment sales during the quarter, were down 4.8% year over year. This was in part due to the timing of delivery on parts that require government approval prior to revenue being recognized.

The increase in our Industrial sales reflected a pattern of sustained growth over the last fiscal year, with strong results in several areas. Our energy business during the quarter continued a pattern of growth which is expected to continue into future periods.

The Company expects net sales to be approximately $375.0 million to $385.0 million in the fourth quarter of fiscal 2023.

We experienced strong cash flow generation during the third quarter of fiscal 2023 as discussed in the section “Liquidity and Capital Resources” below. We expect this trend to continue into the fourth quarter of the fiscal year as customer demand continues to be significant. We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of December 31, 2022, we had cash and cash equivalents of $82.0 million, of which approximately $30.8 million was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Total net sales	$351.6	$267.0	$84.6	31.7%

Net income/(loss) attributable to common stockholders	$30.6	$(5.2)	$35.8	687.5%

Net income/(loss) per share attributable to common stockholders: diluted	$1.05	$(0.18)
Weighted average common shares: diluted	29,120,318	28,618,495

Our net sales for the three-month period ended December 31, 2022 increased 31.7% compared to the same period last fiscal year; on an organic basis (excluding Dodge sales for both periods), net sales were up 12.7% year over year. Net sales in our Industrial segment increased 41.6% year over year; excluding Dodge, Industrial segment sales increased 11.8% year over year. This reflected a pattern of sustained growth, with strong results in areas including the energy and general industrial markets. Net sales in our Aerospace/Defense segment increased 13.2% year over year, led by commercial OEM, which was up 22.8% compared to the same period in the prior year while sales to the defense sector were down 4.8%. The increase in commercial aerospace reflected recovery in orders from large OEMs as build rates escalate and our expansion in the aftermarket. Defense sales were negatively impacted by the timing of delivery on parts that require government approval and/or completion of certain milestone achievements prior to revenue being recognized.

Net income attributable to common stockholders for the third quarter of fiscal 2023 was $30.6 million compared to a $5.2 million net loss for the same period last fiscal year. Net income for the third quarter of fiscal 2023 was affected by approximately $1.2 million of pre-tax transition services costs associated with the Dodge acquisition. Net income for the third quarter of fiscal 2022 was affected by approximately $7.0 million of pre-tax inventory purchase accounting adjustments associated with the Dodge acquisition and $23.5 million of other costs associated with the acquisition of Dodge.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Total net sales	$1,074.9	$584.1	$490.8	84.0%

Net income attributable to common stockholders	$100.3	$17.0	$83.3	491.1%

Net income per share attributable to common stockholders: diluted	$3.45	$0.63
Weighted average common shares: diluted	29,053,608	26,757,811

Our net sales for the nine-month period ended December 31, 2022 increased 84.0% compared to the same period last fiscal year; on an organic basis (excluding Dodge sales for both periods), net sales were up 11.9% year over year. Net sales in our Industrial segment increased 149.2% year over year; excluding Dodge, Industrial segment sales increased 12.3% year over year. This reflects a pattern of sustained growth, with strong results in areas including the semiconductor, mining, energy, and general industrial markets. Net sales in our Aerospace/Defense segment increased 11.6% year over year, led by commercial OEM, which was up 25.3% compared to the same period in the prior year while sales to the defense sector were down 7.3%. The increase in commercial aerospace reflected the recovery in build rates from large OEMs and stability in the aftermarket. Defense sales were negatively impacted by the timing of shipments associated with our marine business.

Net income attributable to common stockholders for the nine months ended December 31, 2022 was $100.3 million compared to $17.0 million for the same period last fiscal year. Net income for the nine-month period in fiscal 2023 was affected by approximately $8.9 million of pre-tax transition services costs associated with the Dodge acquisition. Net income for the nine-month period in fiscal 2022 was affected by approximately $7.0 million of pre-tax inventory purchase accounting adjustments associated with the Dodge acquisition and $24.9 million of other costs associated with the acquisition of Dodge.

Gross Margin

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Gross Margin	$146.0	$93.3	$52.7	56.5%
% of net sales	41.5%	35.0%

Gross margin was 41.5% of net sales for the third quarter of fiscal 2023 compared to 35.0% for the third quarter of fiscal 2022. The increase in gross margin as a percentage of net sales was driven by increased volumes and efficiencies achieved and approximately $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition during the third quarter of fiscal 2022.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Gross Margin	$438.3	$219.6	$218.7	99.6%
% of net sales	40.8%	37.6%

Gross margin was 40.8% of net sales for the first nine months of fiscal 2023 compared to 37.6% for the same period last fiscal year. Gross margin for the nine-month period of fiscal 2022 was impacted by approximately $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition and approximately $0.9 million of restructuring costs associated with consolidation efforts at one of our domestic facilities.

Selling, General and Administrative

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

SG&A	$56.8	$41.7	$15.1	36.2%
% of net sales	16.1%	15.6%

SG&A for the third quarter of fiscal 2023 was $56.8 million, or 16.1% of net sales, as compared to $41.7 million, or 15.6% of net sales, for the same period of fiscal 2022. The increase in SG&A was primarily driven by an additional month of costs associated with the Dodge business in the third quarter of fiscal 2023 compared to the same quarter in fiscal 2022 and increased personnel costs, freight costs, IT costs and other professional fees.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

SG&A	$170.1	$113.1	$57.0	50.4%
% of net sales	15.8%	19.4%

SG&A expenses increased by $57.0 million to $170.1 million for the first nine months of fiscal 2023 compared to $113.1 million for the same period last fiscal year. The increase in SG&A was primarily driven by increased personnel costs, selling costs and administrative costs associated with the Dodge acquisition. SG&A as a percentage of sales was comparatively higher for the first nine months of fiscal 2022 primarily due to $17.5 million more stock-based compensation recognized during the period.

Other, Net

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Other, net	$18.9	$35.8	$(16.9)	(47.3)%
% of net sales	5.4%	13.4%

Other operating expenses for the third quarter of fiscal 2023 totaled $18.9 million compared to $35.8 million for the same period last fiscal year. For the third quarter of fiscal 2023, other operating expenses included $1.2 million of Dodge TSA costs and other costs associated with the Dodge acquisition, $17.4 million of amortization of intangible assets, and $0.3 million of other items. For the third quarter of fiscal 2022, other operating expenses included $20.2 million of costs associated with the Dodge acquisition, $3.3 million of Dodge TSA costs, $12.1 million of amortization of intangible assets and $0.2 million of other costs.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Other, net	$61.3	$44.7	$16.6	37.2%
% of net sales	5.7%	7.7%

Other operating expenses for the first nine months of fiscal 2023 totaled $61.3 million compared to $44.7 million for the same period last fiscal year. For the first nine months of fiscal 2023, other operating expenses were comprised mainly of $8.9 million of Dodge TSA costs and other costs associated with the Dodge acquisition, $51.5 million of amortization of intangible assets, and $0.9 million of other items. For the first nine months of fiscal 2022, other operating expenses were comprised mainly of $21.6 million of costs associated with the Dodge acquisition, $3.3 million of Dodge TSA costs, $17.5 million in amortization of intangibles, $1.7 million of restructuring and related items, and $0.6 million of other items.

Interest Expense, Net

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Interest expense, net	$20.9	$11.9	$9.0	76.4%
% of net sales	5.9%	4.4%

Interest expense, net, generally consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $20.9 million for the third quarter of fiscal 2023 compared to $11.9 million for the same period last fiscal year. During the third quarter of fiscal 2022, the Company incurred approximately $1.1 million in costs associated with the amortization of fees for a bridge financing commitment established in connection with the Dodge acquisition during the third quarter of fiscal 2022, which was replaced with the Term Loan Facility, Revolving Credit Facility and Senior Notes in the same quarter. The increase in interest expense from fiscal 2022 to fiscal 2023 was primarily due to an additional month of interest expense associated with the Term Loan Facility and Revolving Credit Facility and the increase in LIBOR from fiscal 2022 to fiscal 2023.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Interest expense, net	$55.0	$27.9	$27.1	97.0%
% of net sales	5.1%	4.7%

Interest expense, net was $55.0 million for the first nine months of fiscal 2023 compared to $27.9 million for the first nine months of fiscal 2022. During the nine months ended January 1, 2022 the Company incurred approximately $16.6 million in costs associated with the amortization of fees for the bridge financing commitment mentioned above and $11.3 million of interest expense on outstanding financing. The increase in interest expense from fiscal 2022 to fiscal 2023 was primarily due to seven more months of interest expense associated with the Term Loan Facility and Revolving Credit Facility and the increase in LIBOR from fiscal 2022 to fiscal 2023.

Other Non-Operating Expense/(Income)

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Other non-operating expense /(income)	$1.5	$1.4	$0.1	10.3%
% of net sales	0.4%	0.5%

Other non-operating expenses were $1.5 million for the third quarter of fiscal 2023 compared to $1.4 million of income for the same period in the prior year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Other non-operating expense /(income)	$2.5	$0.6	$1.9	289.7%
% of net sales	0.2%	0.1%

Other non-operating expenses were $2.5 million for the first nine months of fiscal 2023 compared to $0.6 million of income for the same period in the prior year. For the first nine months of fiscal 2023, other non-operating expenses were comprised of $2.6 million of post-retirement benefit costs, partially offset by $0.1 million of foreign exchange gain. For the first nine months of fiscal 2022, other non-operating expenses were comprised of $0.9 million of charges associated with the elimination of a debt facility, $0.6 million of post-retirement benefit costs, $0.1 million of foreign exchange loss, and $0.2 million of other items partially offset by $1.2 million of income associated with short-term marketable securities.

Income Taxes

	Three Months Ended
	December 31, 2022	January 1, 2022

Income tax expense	$11.7	$2.1
Effective tax rate	24.4%	79.2%

Income tax expense for the three-month period ended December 31, 2022 was $11.7 million compared to $2.1 million for the three-month period ended January 1, 2022. Our effective income tax rate for the three-month period ended December 31, 2022 was 24.4% compared to 79.2% for the three-month period ended January 1, 2022. The effective income tax rate for the three-month period ended December 31, 2022 of 24.4% included $0.3 million of tax benefits associated with stock-based compensation offset by $0.2 million of other items. The effective income tax rate without discrete items would have been 24.5%. The effective income tax rate for the three-month period ended January 1, 2022 of 79.2% included $0.5 million of tax benefits associated with stock-based compensation offset by $0.1 million of other items. The effective income tax rate without discrete items for the three-month period ended January 1, 2022 would have been 91.6%. The effective income tax rate differed from the statutory rate primarily due to nondeductible stock-based compensation expense recognized in the period, and state and foreign taxes that increased the rate while R&D credits and the foreign-derived intangible income provision decreased the rate. In the quarter ended, January 1, 2022, the Company’s tax rate was also increased by non-deductible transaction costs incurred in the Dodge acquisition.

	Nine Months Ended
	December 31, 2022	January 1, 2022

Income tax expense	$31.9	$9.9
Effective tax rate	21.3%	30.0%

Income tax expense for the nine-month period ended December 31, 2022 was $31.9 million compared to $9.9 million for the nine-month period ended January 1, 2022. Our effective income tax rate for the nine-month period ended December 31, 2022 was 21.3% compared to 30.0% for the nine-month period ended January 1, 2022. The effective income tax rate for the nine-month period ended December 31, 2022 of 21.3% included $3.2 million of tax benefits associated with stock-based compensation partially offset by $0.1 million of other items; the effective income tax rate without these benefits and other items would have been 23.5%. The effective income tax rate for the nine-month period ended January 1, 2022 of 30.0% included $2.7 million of tax benefits associated with stock-based compensation offset by the establishment of a $1.9 million valuation allowance for capital loss carryforwards we don’t expect to recognize and $0.1 million of other items. The effective income tax rate without these benefits, valuation allowance and other items for the nine-month period ended January 1, 2022 would have been 32.3%. The effective income tax rate differed from the statutory rate primarily due to nondeductible stock-based compensation expense recognized in the period, and state and foreign taxes that increased the rate while R&D credits and the foreign-derived intangible income provision decreased the rate. In the nine-month period ended, January 1, 2022, the Company’s tax rate was also increased by non-deductible transaction costs incurred in the Dodge acquisition.

Segment Information

We previously reported our financial results under four operating segments (Plain Bearings; Roller Bearings; Ball Bearings; and Engineered Products), but the Dodge acquisition has resulted in a change in the internal organization of the Company and how our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, we now report our financial results under two operating segments: Aerospace/Defense; and Industrial. Financial information for fiscal 2022 has been recast to conform to the new segment presentation. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Total net sales	$105.5	$93.2	$12.3	13.2%

Gross margin	$41.7	$37.5	$4.2	11.2%
% of segment net sales	39.5%	40.2%

SG&A	$7.8	$7.1	$0.7	9.4%
% of segment net sales	7.4%	7.6%

Net sales increased $12.3 million, or 13.2%, for the three months ended December 31, 2022 compared to the same period last fiscal year. Commercial aerospace increased during the period 24.2% year over year. The commercial OEM business was up 22.8%, demonstrating continued recovery as build rates and orders escalate in the OEM markets. Our defense markets, which represented approximately 31.7% of segment sales, decreased by approximately 4.8% during the period. These markets were impacted by the timing of deliveries to certain government customers that require sign-off or achievement of certain milestones prior to shipment. Overall distribution and aftermarket sales, which represented 17.3% of segment sales, increased 16.8% year over year.

Gross margin as a percentage of segment net sales was 39.5% for the third quarter of fiscal 2023 compared to 40.2% for the same period last fiscal year. The decrease in gross margin as a percentage of net sales was driven by product mix.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Total net sales	$308.5	$276.5	$32.0	11.6%

Gross margin	$121.3	$112.7	$8.6	7.6%
% of segment net sales	39.3%	40.8%

SG&A	$22.7	$21.7	$1.0	5.0%
% of segment net sales	7.4%	7.8%

Net sales increased $32.0 million, or 11.6%, for the nine months ended December 31, 2022 compared to the same period last fiscal year. The 11.6% increase was primarily driven by a 24.1% increase in our commercial aerospace market, both OEM and aftermarket, while our defense market was down 7.3% year over year due to the timing of shipments related to our marine business. During the year, we saw improvement in the sales and orders to our commercial aerospace customers as build rates continued to grow. Our backlog and recent results reflect the early stages of this process which we expect to continue to see in upcoming quarters. Overall distribution and aftermarket sales were up 11.5% year over year.

Gross margin as a percentage of net sales decreased to 39.3% for the first nine months of fiscal 2023 compared to 40.8% for the same period last fiscal year. The decrease in gross margin percentage was due to product mix.

Industrial Segment

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Total net sales	$246.1	$173.8	$72.3	41.6%

Gross margin	$104.4	$55.9	$48.5	86.8%
% of segment net sales	42.4%	32.2%

SG&A	$29.2	$18.2	$11.0	60.4%
% of segment net sales	11.8%	10.5%

Net sales increased $72.3 million, or 41.6%, for the three months ended December 31, 2022 compared to the same period last fiscal year. The increase was primarily due to the inclusion of a full quarter of Dodge sales in fiscal 2023 and continued strong performance across the majority of our industrial markets. Excluding Dodge sales from both periods, organic net sales increased 11.8% period over period. This increase was driven by performance in energy and the general industrial markets. Sales to distribution and the aftermarket represented 67.7% of our quarterly industrial sales. These distribution and aftermarket sales increased 54.7% compared to the same quarter in the prior year and 7.8% organically.

Gross margin for the three months ended December 31, 2022 was 42.4% of net sales, compared to 32.2% in the comparable period in fiscal 2022. The improved gross margin was due to price and volume increases and also the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition during the third quarter of fiscal 2022.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

Total net sales	$766.4	$307.6	$458.8	149.2%

Gross margin	$317.1	$106.9	$210.2	196.5%
% of segment net sales	41.4%	34.8%

SG&A	$89.2	$29.8	$59.4	199.0%
% of segment net sales	11.6%	9.7%

Net sales increased $458.8 million, or 149.2%, for the nine months ended December 31, 2022 compared to the same period last fiscal year. The increase was primarily due to nine months of Dodge sales in fiscal 2023 compared to two months in fiscal 2022 and strong performance across our industrial markets. Excluding Dodge sales, net sales increased $24.3 million, or 12.3%, period over period. Sales to distribution and the aftermarket increased 224.1% over last fiscal year, and 6.6% on an organic basis. The overall segment increase, excluding the addition of Dodge, was driven by performance in semiconductor, energy, mining, and the general industrial markets.

Gross margin for the nine months ended December 31, 2022 was 41.4% of net sales, compared to 34.8% in the same period in fiscal 2022. The increase in gross margin is driven by price and volume increases and the fact that gross margin for the first nine months of fiscal 2022 included the unfavorable impact of $7.0 million of inventory purchase accounting adjustments associated with the Dodge acquisition.

Corporate

	Three Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

SG&A	$19.9	$16.4	$3.5	20.9%
% of total net sales	5.6%	6.2%

Corporate SG&A was $19.9 million, or 5.6% of sales, for the third quarter of fiscal 2023 compared to $16.4 million, or 6.2% of sales, for the same period last fiscal year. The year over year increase was primarily due to increases in personnel costs and professional fees.

	Nine Months Ended
	December 31, 2022	January 1, 2022	$ Change	% Change

SG&A	$58.2	$61.7	$(3.5)	(5.6)%
% of total net sales	5.4%	10.6%

Corporate SG&A decreased $3.5 million for the nine months ended December 31, 2022 compared to the same period last fiscal year due to a $17.5 million decrease in stock-based compensation expense, partially offset by increases in personnel costs and professional fees.

Liquidity and Capital Resources

(dollars in millions in tables)

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sales of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part I, Item 1 – Note 13.

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

From time to time, we evaluate our existing facilities and operations and their strategic importance to us. If we determine that a given facility or operation does not have future strategic importance, we may sell, relocate, consolidate or otherwise dispose of that facility or operations. Although we believe our operations would not be materially impaired by such dispositions, relocations or consolidations, we could incur significant cash or non-cash charges in connection with them.

Liquidity

As of December 31, 2022, we had cash and cash equivalents of $82.0 million, of which approximately $30.8 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

On November 1, 2021 RBC Bearings Incorporated, our top holding company, and RBCA, our top operating subsidiary, entered into the New Credit Agreement with Wells Fargo, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior credit agreement, which was entered into with Wells Fargo in 2015. The New Credit Agreement provides the Company with (a) a $1,300.0 million term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14.9 million and are being amortized over the life of the New Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month London interbank offered rate (LIBOR) rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA from time to time. In December 2022 the New Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the New Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of December 31, 2022, the Company’s margin was 0.50% for base rate loans and 1.50% for SOFR loans. The Company’s commitment fee rate was 0.20% and the letter of credit fee rate was 1.50%.

The Term Loan Facility will mature on November 2, 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. The required future principal payments on the Term Loan Facility are $0 for the remainder of fiscal 2023, $0 for fiscal 2024, and $0 for fiscal 2025, due to prepayments previously made, and approximately $27.5 million for fiscal 2026, and $942.5 million for fiscal 2027. The Revolving Credit Facility will mature on November 2, 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum total net leverage ratio of 5.50:1.00, which maximum ratio will decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition), and (b) a minimum interest coverage ratio of 2.00:1.00. As of December 31, 2022, the Company was in compliance with all debt covenants.

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

As of December 31, 2022, $970.0 million was outstanding under the Term Loan Facility and approximately $3.7 million of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 million under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 million aggregate principal amount of the Senior Notes. The net proceeds from the issuance of the Senior Notes were approximately $492.0 million after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to the Indenture, which contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain of these covenants will be suspended.

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

Foreign Revolving Credit Facility

The New Foreign Revolver is a CHF 5.0 million (approximately $5.4 million USD) revolving credit facility with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of December 31, 2022, $0 had been borrowed from the New Foreign Revolver. Fees associated with the New Foreign Revolver are nominal if the facility is not utilized.

Interest Rate Swap

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates.

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (“the Swap”) from a third-party financial counterparty under the New Credit Agreement. The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap has an effective date of December 30, 2022 and is comprised of a $600.0 million notional with a maturity of three years. RBC will receive a variable rate based on one-month Term SOFR and will pay a fixed rate of 4.455%. The notional on the Swap will amortize as follows:

Year 1: $600.0 million

Year 2: $400.0 million

Year 3: $100.0 million

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof.

Cash Flows

Nine-month Period Ended December 31, 2022 Compared to the Nine-month Period Ended January 1, 2022

The following table summarizes our cash flow activities:

	FY23	FY22	$ Change
Net cash provided by/(used in):
Operating activities	$149.3	$133.4	$15.9
Investing activities	(1.6)	(2,839.5)	2,837.9
Financing activities	(247.0)	2,810.3	(3,057.3)
Effect of exchange rate changes on cash	(1.5)	0.2	(1.7)
Increase/(decrease) in cash and cash equivalents	$(100.8)	$104.4	$(205.2)

During the first nine months of fiscal 2023, we generated cash of $149.3 million from operating activities compared to $133.4 million of cash generated during the same period of fiscal 2022. The increase of $15.9 million was mainly a result of an increase in net income of $94.3 million and a favorable change in non-cash activity of $6.2 million partially offset by the unfavorable impact of the net change in operating assets and liabilities of $84.6 million. The unfavorable change in operating assets and liabilities is detailed in the table below, while the increase in non-cash charges resulted from a $48.5 million increase in depreciation and amortization and a $0.1 million increase in the loss on disposal of assets, partially offset by unfavorable changes of $17.5 million of stock-based compensation charges, $11.4 million of amortization of deferred financing costs, $10.5 million in deferred taxes, $0.9 million related to the extinguishment of debt in the prior year and $2.1 million of consolidation, restructuring, and other noncash charges.

The following chart summarizes the unfavorable change in operating assets and liabilities of $84.6 million for fiscal 2023 versus fiscal 2022 and the favorable change of $24.4 million for fiscal 2022 versus fiscal 2021.

	FY23	FY22
Cash provided by/(used in):
Accounts receivable	$38.2	$(29.2)
Inventory	(54.2)	(3.8)
Prepaid expenses and other current assets	(1.9)	(10.1)
Other noncurrent assets	7.6	11.5
Accounts payable	(55.2)	45.6
Accrued expenses and other current liabilities	(15.7)	10.6
Other noncurrent liabilities	(3.4)	(0.2)
Total change in operating assets and liabilities:	$(84.6)	$24.4

During the first nine months of fiscal 2023, we used $1.6 million for investing activities as compared to using $2,839.5 million during the first nine months of fiscal 2022. This decrease in cash used compared to the prior year was attributable to $2,935.7 million less cash used for acquisitions, $30.0 million less purchases of marketable securities and $0.5 million more proceeds from the sale of assets partially offset by a $7.8 million increase in capital expenditures and $120.5 million less in proceeds from the sale of marketable securities.

During the first nine months of fiscal 2023, we used $247.0 million in financing activities compared to $2,810.3 million generated during the first nine months of fiscal 2022. This decrease from cash generated to cash used was primarily attributable to proceeds received during the first nine months of fiscal 2022 related to $605.5 million from the issuance of common stock, $445.3 million from the issuance of preferred stock, $1,286.2 million from the Term Loan Facility, and $494.2 million from the Senior Notes. During fiscal 2023 there were $220.0 million more payments made on outstanding debt, $17.3 million cash dividends paid on preferred stock, $7.3 million fewer exercises of stock-based awards, and $2.5 million more in principal payments made on finance lease obligations, partially offset by $19.9 million less in finance fees paid in connection with credit facilities and term loans and $1.1 million fewer repurchases of common stock.

Capital Expenditures

Our capital expenditures were $6.5 million and $29.6 million for the three- and nine-month periods ended December 31, 2022, respectively. We expect to make additional capital expenditures of $5.0 million to $10.0 million during the remainder of fiscal 2023 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1- Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first nine months of fiscal 2023.

Off-Balance Sheet Arrangements

The Company has $3.7 million of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (“ERP”) system for Dodge. These license costs of $10.5 million will be incurred over a five-year period.

Other than the items noted above, we had no significant off-balance sheet arrangements as of December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 14 in Part I, Item I of this report, we entered into the Swap on October 28, 2022, which became effective on December 30, 2022.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France – euro	●	Switzerland – Swiss franc
●	Germany – euro

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% and 12% of our net sales were impacted by foreign currency fluctuations for both the three- and nine-month periods ended December 31, 2022, respectively, compared to 12% and 11% for the three- and nine-month periods ended January 1, 2022, respectively. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign operations’ balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of December 31, 2022, the Company had no forward exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. This evaluation excluded the Dodge business acquired on November 1, 2021 as we are currently in the process of integrating the internal controls and procedures of Dodge into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Dodge in our annual assessment of the effectiveness of internal control over financial reporting for our 2023 fiscal year.

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

Changes in Internal Control over Financial Reporting

Except for the changes related to the Company’s remediation efforts described above, no change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Annual Report with the SEC on August 5, 2022. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report.

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

Total share repurchases under the 2019 plan for the three months ended December 31, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000’s)
10/02/2022 – 10/29/2022	90	$216.26	90	$73,035
10/30/2022 – 11/26/2022	176	252.34	176	72,991
11/27/2022 – 12/31/2022	2,254	220.18	2,254	$72,495
Total	2,520	$222.29	2,520

During the third quarter of fiscal 2023, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 9, 2023

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	February 9, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.