Form 10-K
period 2023-04-01
RBC Bearings INC
filed 2023-05-19
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended April 1, 2023

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on October 1, 2022 (based on the September 30, 2022 closing sales price of $207.81 of the registrant’s Common Stock, as reported by the New York Stock Exchange) was approximately $6,030,035,239.

As of May 12, 2023, RBC Bearings Incorporated had 29,025,177 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 7, 2023, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 00042              Auditor Name: Ernst & Young LLP              Auditor Location: Stamford, CT

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing, gearing and engineered component markets where we believe our value-added engineering and manufacturing capabilities, and application expertise enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 52 facilities in 10 countries, of which 37 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

All quantitative data contained in this Annual Report on Form 10-K (the “Annual Report”) is stated in millions, except for share and per-share data, number of facilities, square footage, and headcount.

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

Demand for bearings, gearing and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy, food and beverage, packaging and canning, semiconductor, and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the aerospace market, new aircraft build rates along with carrier traffic volume worldwide determines demand for our solutions. Activity in the defense market is influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings, gearing and engineered components.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings, essential systems and engineered components. We classify our customers into two principal categories: industrial and aerospace/defense. These principal end markets utilize a large number of both commercial and specialized bearings, gearings and engineered components. Although we provide a relatively small percentage of total bearings, gearings and engineered components supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8, Note 20 of this Annual Report on Form 10-K.

Industrial Market (71% of net sales for the fiscal year ended April 1, 2023)

We manufacture bearings, gearing and engineered components for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, aggregates, rail and train, food and beverage, packaging and canning, material handling semiconductor machinery, wind, and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, Komatsu and Kurt Manufacturing and various aftermarket distributors including Motion Industries, Applied Industrial, McMaster-Carr, BDI, Kaman and Purvis Industries. We believe that the diversification of our sales among the various segments of the industrial markets and channels reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements.

Aerospace/Defense Market (29% of net sales for the fiscal year ended April 1, 2023)

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

In fiscal 2023, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 8% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Our two reportable business segments are aligned with the end-markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

	Net Sales and Percent of Sales for the Fiscal Year Ended (dollars in millions)
Segment	April 1, 2023	April 2, 2022	April 3, 2021	Representative Applications
Industrial	$1,039.0	$561.4	$212.8	● Mining, energy, aggregates, construction, wind
	71%	60%	35%	equipment and material handling
				● Packaging and canning machinery
				● Semiconductor equipment
				● Industrial gears, components and collets
Aerospace/Defense	$430.3	$381.5	$396.2	● Airframe control and actuation
	29%	40%	65%	● Aircraft engine controls and landing gear
				● Missile launchers
				● Radar and night vision systems
				● Hydraulics and valves
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

Roller Bearings. Roller bearings are anti-friction products that utilize cylindrical rolling elements. We produce three main designs: tapered roller bearings, needle roller bearings and needle bearing track rollers, and cam followers. We offer several needle roller bearing designs that are used in both industrial applications and certain U.S. military aircraft platforms where there are high loads and the design is constrained by space considerations. A significant portion of our sales of needle roller bearings is to the aftermarket rather than to OEMs. Needle bearing track rollers and cam followers have wide and diversified use in the industrial market and are often prescribed as a primary component in articulated aircraft wings.

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

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC (“CoLinx”), includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings Incorporated and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Industrial segment.

The Company also utilizes the RBC e-shop e-commerce platform to sell precision products and high quality mechanical components to customers.

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

Joint Ventures

Investments in affiliated companies accounted for under the equity method at April 1, 2023 and April 2, 2022 were $0.6 and $0.7, respectively, and were reported within other noncurrent assets on the consolidated balance sheets.

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

Backlog

As of April 1, 2023, we had order backlog of $663.8 compared to a backlog of $603.1 as of April 2, 2022. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 3,670 people at our 34 U.S. facilities, approximately 3% of whom are exempt and 97% are non-exempt. In addition, we employ 1,422 people at our 18 facilities located in Canada, Mexico, France, Switzerland, Germany, Poland, India, Australia and China. The majority of our personnel are RBC employees rather than independent contractors, temporaries or third-party labor provider personnel.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2024.

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

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to any of the foregoing reports, and our governance documents, are made available free of charge on our website (http://www.rbcbearings.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Copies of the above reports and documents will also be provided free of charge upon written request to us.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	The Company’s failure to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Changes in marketing, product pricing and sales strategies, or development of new products by us or our competitors;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	Conditions that adversely affect the business of any of our significant customers;

●	Our ability to obtain and retain product approvals;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Unexpected equipment failures or catastrophic events;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;

●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;

●	Risks associated with utilizing information technology systems;

●	Risks associated with operating internationally, including currency translation risks;

●	Investors’ perceptions of us and our industry;

●	Risks associated with the Dodge acquisition including the possible failure to realize the anticipated benefits from the acquisition and problems with the integration of Dodge with our legacy business;

●	Risks associated with the substantial amount of debt we incurred to finance the Dodge acquisition; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

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

The Company’s failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock.

A material weakness in a company’s internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of that company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of fiscal year 2023, the Company’s management identified a material weakness in internal control over financial reporting related to the design of our control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation, a non-cash item. Management then re-evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of April 2, 2022, making it necessary for the Company to restate the financial statements for fiscal years 2022, 2021 and 2020. Although we have remediated this material weakness (see Part II, Item 9A of this Annual Report), there can be no assurance that additional material weaknesses will not occur in the future.

If the Company is unable to maintain effective internal control over financial reporting in the future, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact our stock price.

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

Our top ten customers collectively accounted for approximately 41%, 36% and 36% of our net sales during fiscal 2023, 2022 and 2021, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

The consolidation and combination of manufacturers could eliminate customers and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has reduced the overall number of defense contractors. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship between one of our competitors and the acquiring company, or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidations could have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues, cash flows and profitability.

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

In fiscal 2023, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 8% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

Fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability.

Our business is dependent on the availability and costs of subcomponents, raw materials, particularly steel (generally in the form of stainless and chrome steel, which are commodity steel products), and energy resources. The availability and prices of subcomponents, raw materials and energy resources may be subject to change due to, among other things, new laws or regulations, economic inflation, suppliers’ allocations to other purchasers, interruptions in production or deliveries by suppliers and changes in exchange rates and supplier costs and profit expectations. The United States has imposed tariffs on steel and aluminum imports, and could impose tariffs on other items that we import, which could increase the cost of raw materials and decrease the available supply. Although we currently maintain alternative supply sources, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain subcomponents or raw materials. Disruptions in the supply of subcomponents, raw materials or energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these items from other sources, which could thereby affect our net sales and profitability.

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

From time to time, the U.S. government has imposed tariffs on the importation of various products that we use to produce our finished goods, and various foreign countries, including the People’s Republic of China, have or could impose retaliatory tariffs on our products exported to those countries. While this situation has not had a material adverse effect on our business in the past, future tariffs on our foreign-sourced supplies and/or our finished goods exported to other countries could adversely impact our operating costs or demand for our products.

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

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber events and to mitigate the damage from successful events. A cyber event occurred in February 2021 that disrupted our IT systems. We took immediate steps to address the incident, including engaging two IT security and forensics experts to assess the impact to any affected data and to correct the security weakness that was exploited in the event. Based upon the forensic review, there was no evidence of data access or exfiltration and no material impact to the operations of the Company. Since the cyber event the Company has implemented a variety of measures to enhance and modernize our systems to guard against similar incidents in the future, and is also enhancing the Company’s recovery capabilities in the event of future incidents. We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our IT environment, improve the effectiveness of our systems, and strengthen our cybersecurity program. However, these upgrades and replacements may not result in the protection or improvements anticipated.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 9% of our U.S.-based hourly employees as of April 1, 2023. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. As of April 1, 2023, we had $1,869.8 of goodwill and $24.3 of indefinite-lived intangibles, representing approximately 40% of our total assets. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.

Our business is managed by a number of key personnel, including our CEO Dr. Michael J. Hartnett. Our future success will depend on, among other things, our ability to retain the services of these personnel and to hire their successors and other highly qualified employees at all levels.

Our international operations are subject to risks inherent in such activities.

We have operations in Australia, Canada, France, Germany, India, Mexico, the Peoples Republic of China, Poland and Switzerland. Of our 52 facilities in 10 countries, 18 are located outside the U.S., including 10 manufacturing facilities in four countries.

In fiscal 2023, approximately 12% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions such as Dodge, which included operations in Australia, Canada, India, Mexico and China. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

The majority of our foreign operations utilize the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates” of this Annual Report on Form 10-K.

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

As of April 1, 2023, we had an order backlog of $663.8. However, orders included in our backlog may be subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

Quarterly performance can be affected by the timing of government product inspections and approvals.

A portion of our revenue is associated with contracts with the U.S. government that require onsite inspection and approval of the products by government personnel before we may ship the products, and we have no control over the timing of those inspections and approvals. If products scheduled for delivery in one quarter are not inspected or approved until the following quarter, the delay would adversely affect our sales and profitability for the quarter in which the shipments were scheduled.

We may fail to realize some of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected.

Since our acquisition of our Dodge business in November 2021, we have realized certain benefits and synergies through leveraging the products, scale and combined enterprise customer bases of our legacy business and the Dodge business, and we believe that there are additional benefits and synergies that can be realized in the future. However, no assurance can be given that these additional benefits and synergies will be realized or that they will be realized in a timely manner. Failure to achieve these could adversely affect our results of operations or cash flows.

We incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments.

As of November 1, 2021, we had approximately $1,800.0 of total debt as a result of the completion of the Dodge acquisition. As of April 1, 2023, our total debt was $1,395.0. This debt could or will have important consequences, including, but not limited to:

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

As of April 1, 2023, $600.0 of our term loan was subject to a fixed-rate interest swap but the remaining $300.0 balance of the term loan bears interest at a variable rate. Future increases in interest rates would increase the cost of servicing the portion of the term loan not subject to a swap, which could materially reduce our profitability and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office consists of approximately 70,000 square feet located at One Tribology Center, Oxford, Connecticut, which we own, and our Dodge Industrial subsidiary has approximately 75,000 square feet of office space in Simpsonville, South Carolina, which we lease.

Our Industrial business segment maintains approximately 1,725,000 square feet of manufacturing space across 14 facilities in California, Connecticut, Indiana, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina and Tennessee, some of which we own and some of which we lease. This manufacturing space includes approximately 460,000 square feet in two owned facilities in North Carolina and South Carolina, and approximately 650,000 square feet in three leased facilities in North Carolina, South Carolina and Tennessee, all of which are used by Dodge Industrial. The Industrial business segment also maintains approximately 467,000 square feet of manufacturing space across six leased facilities in China, Mexico and Switzerland and two owned facilities in Poland and Switzerland.

Our Aerospace/Defense business segment maintain approximately 840,000 square feet of manufacturing space across 13 facilities in Arizona, California, Connecticut, Georgia Indiana and South Carolina, some of which we own and some of which we lease. This manufacturing space includes 163,000 square feet in one owned facility in Arizona. The Aerospace/Defense business segment also maintains approximately 108,000 square feet of manufacturing space across two leased facilities in Mexico.

We own or lease approximately 239,000 square feet in three distribution centers located in California, South Carolina, and Tennessee, and we also lease several sales offices in various locations in the United States, Canada, France, China, Germany India and Australia. We also utilize third party logistics’ firms located strategically around the world to supplement distribution of our products.

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

ITEM 3. LEGAL PROCEEDINGS

On March 9, 2022 and March 21, 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act, 31 U.S.C. § 3733 (the “FCA”). The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. As the investigation is in its early stages, it is not possible to determine whether the investigation will have a material adverse effect, if any, on the Company.

Besides the matter described in the previous paragraph, from time to time we are involved in litigation that arises in the ordinary course of business, but we do not believe that any such litigation in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are appointed by the Board normally for a term of one year and/or until the appointment of their successors. All executive officers have been employed by the Company at their current positions during the past five-year period except as noted below. Our executive officers as of May 19, 2023 are as follows:

Name	Age	Year Appointed	Current Position and Previous Positions During Last Five Years
Michael J. Hartnett	77	1992	Chairman, President and Chief Executive Officer.
Daniel A. Bergeron	63	2017	Director, Vice President and Chief Operating Officer.
Patrick S. Bannon	58	2017	Vice President and General Manager.
Richard J. Edwards	67	1996	Vice President and General Manager.
John J. Feeney	54	2020	Vice President, General Counsel and Secretary. Served as Assistant General Counsel from 2014 to 2020.
Robert M. Sullivan	39	2020	Vice President and Chief Financial Officer. Served as Corporate Controller from 2017 to 2020.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of our Common Stock and Preferred Stock

Our common stock is quoted on the New York Stock Exchange under the symbol “RBC.” As of May 12, 2023, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock during the periods indicated:

	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$202.73	$152.90	$208.11	$185.00
Second Quarter	264.94	179.21	250.52	179.60
Third Quarter	256.29	202.13	242.74	188.51
Fourth Quarter	254.50	204.67	214.80	165.99

The last reported sale price of our common stock on the New York Stock Exchange on May 12, 2023 was $217.99 per share.

Our preferred stock is quoted on the New York Stock Exchange under the symbol “RBCP.” As of May 12, 2023, there was one holder of record of our preferred stock.

The following table shows the high and low sales prices of our preferred stock during the periods indicated:

	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$102.93	$81.01	$—	$—
Second Quarter	127.19	92.95	126.88	101.00
Third Quarter	123.15	101.39	122.74	101.17
Fourth Quarter	121.21	101.57	109.76	91.35

The last reported sale price of our preferred stock on the New York Stock Exchange on May 12, 2023 was $107.33 per share.

Issuer Purchases of Equity Securities

In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice.

Total share repurchases under the 2019 plan for the three months ended April 1, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
01/01/2023 – 01/28/2023	10	$206.82	10	$72.5
01/29/2023 – 02/25/2023	5,014	239.72	5,014	71.3
02/26/2023 – 04/01/2023	-	-	-	$71.3
Total	5,024	$239.65	5,024

During the fourth quarter of fiscal 2023, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8, Note 17 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index, the Nasdaq Composite Index and the S&P 400 Industrials (Sector) (TR) over the period from March 31, 2018 to April 1, 2023. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on March 31, 2018 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on April 1, 2023.

	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023
RBC Bearings Incorporated	$100.00	$102.39	$88.57	$159.53	$157.45	$187.36
Nasdaq Composite Index	100.00	110.63	108.51	196.56	209.32	181.00
Russell 3000 Index	100.00	108.77	97.27	162.70	180.59	164.37
S&P 400 Industrials (Sector) (TR)	100.00	101.24	79.96	156.48	161.22	167.69

The cumulative total return shown on the stock performance graph indicates historical results only and may not be indicative of future results.

ITEM 6. [Reserved]

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

General

We are a well-known international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 52 facilities in 10 countries, of which 37 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2023 had 52 weeks and fiscal year 2022 had 52 weeks. We currently operate under two reportable business segments – Aerospace/Defense and Industrial:

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

Outlook

Our net sales increased 55.8% year over year due to an increase of 85.0% in Industrial segment sales and an increase of 12.8% in Aerospace and Defense segment sales. Approximately $743.1 of the Industrial segment sales were from the Dodge business. Excluding those sales, Industrial segment sales increased 9.8% year over year, reflecting sustained growth across many different areas, including in the semiconductor, energy, mining, and the general industrial markets.

Aerospace and Defense segment sales increased 12.8% year over year. Commercial aerospace increased 25.4%, reliably demonstrating the continued recovery and early stages of a growth cycle that we anticipate to continue into the next fiscal year. Defense sales, which represent approximately 31.8% of segment sales during the year, were down more than 7.0% for the year. Defense sales were negatively impacted by the timing of shipments associated with our marine business. This is not expected to continue, as our backlog in this end market is significant and deliveries are expected to accelerate in the coming years.

For the fiscal year ended April 1, 2023, approximately 70.7% of our net sales were attributable to the Industrial segment while the Aerospace/Defense segment contributed approximately 29.3% of our net sales. For the fourth quarter of fiscal 2023, approximately 69.1% of our net sales were attributable to the Industrial segment compared to approximately 30.9% for the Aerospace/Defense segment. Approximately 68.1% of Industrial segment sales in the fourth quarter were to distribution and aftermarket while approximately 31.9% were made directly to OEMs. Approximately 28.3% of our Aerospace/Defense segment sales were to the defense market in the fourth quarter of fiscal 2023. The Company expects net sales to be approximately $380.0 to $390.0 in the first quarter of fiscal 2024, compared to $354.1 in the first quarter of fiscal 2023, which represents a growth rate of 7.3% to 10.1%.

We ended fiscal 2023 with a backlog of $663.8 compared to $603.1 for the same period last year, representing a 10.1% increase year over year. This increase reflects the continued growth in all of our end markets, especially in our commercial aerospace and marine defense end markets.

We experienced solid operating cash flow generation during fiscal 2023 (as discussed in the section “Liquidity and Capital Resources” below). We believe that operating cash flows and available credit under the Revolving Credit Facility and New Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. For further discussion regarding the funding of the Dodge acquisition, refer to Part II, Item 8 – Notes 9, 12 and 17. As of April 1, 2023, we had cash and cash equivalents of $65.4, of which, approximately $34.0 was cash held by our foreign operations.

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

Approximately 98% and 97% of the Company’s revenue was generated from the sale of products to customers in the industrial and aerospace/defense markets for each of the years ended April 1, 2023 and April 2, 2022, respectively. During fiscal 2023, approximately 2% of the Company’s revenue was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work, compared to approximately 3% for fiscal 2022.

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

Fiscal 2023 Compared to Fiscal 2022

Results of Operations

(dollars in millions)

	FY23	FY22	$ Change	% Change
Net sales	$1,469.3	$942.9	$526.4	55.8%
Net income attributable to common stockholders	$143.8	$42.7	$101.1	236.6%
Net income per common share attributable to common stockholders: Diluted	$4.94	$1.56
Weighted average common shares attributable to common stockholders: Diluted	29,072,429	27,311,029

Net sales for the fiscal year ended April 1, 2023 increased $526.4, or 55.8%, for fiscal 2023 compared to fiscal 2022. This increase in net sales was the result of an 85.0% increase in our Industrial segment, while sales in our Aerospace/Defense segment increased 12.8% year over year. Included in the increase in our Industrial segment was the impact of the Dodge acquisition, which contributed $743.1 of sales during the year. Excluding the impact of Dodge, total net sales increased 11.5%, and Industrial sales increased 9.8% year over year. The increase in Industrial segment sales reflects a pattern of sustained growth during the year, led by results in semiconductor, mining, energy, and general industrial markets. Within Aerospace/Defense, total commercial aerospace increased 25.4% and defense decreased 7.1% year over year. The commercial aerospace increase reflects the recovery in the market over the last year, and the start of a growth cycle as aircraft build rates at large OEMs escalate in coming years.

Net income attributable to common stockholders increased by $101.1 to $143.8 for fiscal 2023 compared to fiscal 2022. The net income attributable to common stockholders of $143.8 in fiscal 2023 was impacted by $8.8 of transition service agreement (TSA) costs associated with the Dodge acquisition, $2.7 of restructuring and consolidation charges incurred at some of our plants located in South Carolina, $76.7 of interest expense, $22.9 of preferred stock dividends and $43.0 of income tax expense. The net income attributable to common stockholders of $42.7 in fiscal 2022 was impacted by $13.8 of inventory purchase accounting adjustments associated with the Dodge acquisition, $30.6 of other costs associated with the Dodge acquisition, $41.5 of interest expense, $12.0 of preferred stock dividends and $24.0 of income tax expense.

Gross Margin

	FY23	FY22	$ Change	% Change
Gross Margin	$604.8	$357.1	$247.7	69.4%
Gross Margin %	41.2%	37.9%

Gross margin was 41.2% of sales for fiscal 2023 compared to 37.9% for the same period last year. Gross margin during fiscal 2023 included $0.2 of inventory rationalization costs associated with consolidation efforts at one of our facilities located in South Carolina. Gross margin in fiscal 2022 included the unfavorable impact of $13.8 of purchase accounting adjustments associated with the Dodge acquisition and $0.9 of other inventory rationalization costs associated with consolidation efforts at one of our facilities. The expansion in margin during fiscal 2023 reflects the combination of continued cost efficiencies achieved through integration, product mix, pricing and the ability to maintain appropriate pricing levels while facing an inflationary environment both as it relates to manufacturing costs and human capital.

Selling, General and Administrative

	FY23	FY22	$ Change	% Change
SG&A	$229.7	$167.6	$62.1	37.0%
% of net sales	15.6%	17.8%

SG&A expenses increased by $62.1 to $229.7 for fiscal 2023 compared to fiscal 2022. Included in the fiscal 2023 result is $97.9 of costs from the Dodge business, while fiscal 2022 only included five months of costs. As a percentage of sales, SG&A decreased more than 200 basis points, which was driven by efficiencies achieved through the integration of Dodge as well as a decrease of $18.9 of stock-based compensation year over year.

Other, Net

	FY23	FY22	$ Change	% Change
Other, net	$82.1	$68.4	$13.7	20.0%
% of net sales	5.6%	7.3%

Other operating expenses for fiscal 2023 totaled $82.1 compared to $68.4 for fiscal 2022. For fiscal 2023, other operating expenses were comprised of $8.9 of TSA costs and other costs associated with the Dodge acquisition, $69.1 of amortization expense, $2.5 of plant consolidation and restructuring costs, $0.8 of bad debt expense, $0.3 of asset impairments, $0.3 of losses on disposal of assets, and $0.2 of other items. For fiscal 2022, other operating expenses were comprised of $30.6 of costs associated with the Dodge acquisition, $34.7 of amortization expense, $1.1 of plant consolidation and restructuring costs, $0.5 of bad debt expense, $0.3 of losses on disposal of assets, and $1.2 of other items.

Interest Expense, Net

	FY23	FY22	$ Change	% Change
Interest expense	$76.7	$41.5	$35.2	84.8%
% of net sales	5.2%	4.4%

Interest expense, net, generally consists of interest charged on our debt and amortization of debt issuance costs offset by interest income (see “Liquidity and Capital Resources – Liquidity” below). Interest expense, net was $76.7 for fiscal 2023 compared to $41.5 for fiscal 2022. This included amortization of debt issuance costs of $7.2 for fiscal 2023 and $18.9 for fiscal 2022. Included in the debt issuance cost amortization in fiscal 2022 was $16.6 associated with the fees for a $2,800.0 bridge commitment obtained in connection with the Dodge acquisition. The increase in interest expense is primarily attributable to the Company now having a full twelve months of interest expense associated with the financing secured to acquire Dodge on November 1, 2021 as well as the impact of rising interest rates over the last twelve months.

Other Non-Operating Expense

	FY23	FY22	$ Change	% Change
Other non-operating expense	$6.6	$0.9	$5.7	692.6%
% of net sales	0.4%	0.1%

Other non-operating expense for fiscal 2023 totaled $6.6, consisting primarily of costs associated with post-retirement benefit plans led by a $4.3 settlement loss related to the derecognition of $15.6 of pension liabilities and $15.6 of pension assets resulting from an annuity contract executed in March 2023. Refer to Part II, Item 8, Note 15 for further details of this transaction.

Income Taxes

	FY23	FY22
Income tax expense	$43.0	$24.0
Effective tax rate with discrete items	20.5%	30.5%
Effective tax rate without discrete items	22.9%	32.4%

Income tax expense for fiscal 2023 was $43.0 compared to $24.0 for fiscal 2022. Our effective income tax rate for fiscal 2023 was 20.5% compared to 30.5% for fiscal 2022. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. Further, in fiscal 2022, the effective tax rate was negatively impacted by tax impacts associated with acquisition costs and increases in tax reserves associated with Section 162(m) of the Internal Revenue Code. The effective income tax rate for fiscal 2023 of 20.5% included discrete items of $5.1 of benefit comprised substantially of a benefit associated with stock-based compensation and a reduction in unrecognized tax benefits partially due to the expiration of the statute of limitations. The effective income tax rate for fiscal 2023 without these discrete items would have been 22.9%. The effective income tax rate for fiscal 2022 of 30.5% included discrete items of $1.5 benefit which are comprised substantially of a benefit associated with stock-based compensation and unrecognized tax benefits associated with the expiration of statutes of limitations, partially offset by tax expense arising from an increase in the valuation allowance on a capital loss carryforward. The effective income tax rate for fiscal 2022 without these discrete items would have been 32.4%.

Segment Information

We report our financial results under two operating segments: Aerospace/Defense and Industrial. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment:

	FY23	FY22	$ Change	% Change
Net sales	$430.3	$381.5	$48.8	12.8%

Gross margin	$171.0	$155.1	$15.9	10.2%
Gross margin %	39.7%	40.7%

SG&A	$31.1	$29.0	$2.1	7.1%
% of segment net sales	7.2%	7.6%

Net sales increased $48.8, or 12.8%, for fiscal 2023 compared to fiscal 2022. Commercial aerospace increased 25.4% year over year. Commercial aerospace OEM sales increased 25.2% while commercial distribution and aftermarket increased approximately 26.0% year over year. During the year, we saw improvement in the sales and orders to our commercial aerospace customers as aircraft build rates continued to grow. Our backlog and recent results reflect the early stages of this process which we expect to continue to see in upcoming quarters. Our defense markets, which represented about 31.8% of sales, decreased by approximately 7.1% during the period. Orders in the defense end market have been steady, however, the timing of shipments on orders for some of our marine customers has shifted into future quarters which negatively impacted our sales for fiscal 2023. Overall distribution and aftermarket sales, which represent 18.3% of segment sales, were up 16.4% year over year.

Gross margin was $171.0, or 39.7% of sales, in fiscal 2023 compared to $155.1, or 40.7% of sales, for the same period in fiscal 2022. Gross margin for fiscal 2022 was impacted by approximately $0.9 of inventory rationalization costs associated with consolidation efforts at one of our facilities. We anticipate margin expansion in the next year as the increasing orders on commercial products add volume through our plants driving cost efficiencies.

Industrial Segment:

	FY23	FY22	$ Change	% Change
Net sales	$1,039.0	$561.4	$477.6	85.0%

Gross margin	$433.8	$202.0	$231.8	114.8%
Gross margin %	41.8%	36.0%

SG&A	$122.5	$58.6	$63.9	109.1%
% of segment net sales	11.8%	10.4%

Net sales increased $477.6, or 85.0%, during fiscal 2023 compared to the same period last year. The increase was primarily due to the inclusion of a full twelve months of Dodge sales in fiscal 2023 and continued strong performance across the majority of our industrial markets. Excluding Dodge sales of $743.1, net sales increased by $26.3, or 9.8%, period over period. This increase was driven by performance in semiconductor, energy, mining, and the general industrial markets. Sales to distribution and the aftermarket reflected more than 66.0% of our industrial sales during the year. These distribution and aftermarket sales increased 113.9% compared to the same period in the prior year, and 4.5% on an organic basis.

Gross margin was $433.8, or 41.8% of sales, in fiscal 2023 compared to $202.0, or 36.0% of sales, for the same period in fiscal 2022. The gross margin for the fiscal 2023 included the unfavorable impact of $0.2 associated with inventory rationalization costs at one of our plants in South Carolina. The gross margin for the fiscal 2022 included the unfavorable impact of $13.8 of inventory purchase accounting adjustments associated with the Dodge acquisition. The expansion in margin year over year was led by cost efficiencies achieved through integration, product mix, pricing and the ability to maintain appropriate pricing levels while facing an inflationary environment both as it relates to manufacturing costs and human capital.

Corporate:

	FY23	FY22	$ Change	% Change
SG&A	$76.1	$80.0	$(3.9)	(4.9)%
% of total net sales	5.2%	8.5%

Corporate SG&A decreased $3.9 or 4.9% for fiscal 2023 compared to fiscal 2022 due to decreases in stock-based compensation partially offset by increases in personnel-related costs.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed on November 1, 2021. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility and New Foreign Revolver will provide adequate resources to fund internal growth initiatives for the foreseeable future. For further discussion regarding the funding of the Dodge acquisition, refer to Part II, Item 8 – Notes 9, 12 and 17.

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

Liquidity

As of April 1, 2023, we had cash and cash equivalents of $65.4, of which, approximately $34.0 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

On November 1, 2021, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior Credit Agreement, which was entered into with Wells Fargo in 2015 (the “2015 Credit Agreement”). The New Credit Agreement provides the Company with (a) a $1,300.0 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14.9 and are being amortized over the life of the New Credit Agreement. When the 2015 Credit Agreement was terminated the Company wrote off $0.9 of previously unamortized debt issuance costs.

Prior to December 2022, amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the New Credit Agreement) from time to time. In December 2022 the New Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the New Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of April 1, 2023, the Company’s margin was 1.25% for SOFR loans; and the commitment fee rate was 0.20% and the letter of credit fee rate was 1.25%. A portion of the Term Loan Facility is subject to a fixed- rate interest swap as discussed below under “Interest Rate Swap.”

The Term Loan Facility will mature in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan Facility are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and approximately $900.0 for fiscal 2027. The Revolving Credit Facility will expire in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the New Credit Agreement) of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of April 1, 2023, the Company was in compliance with all debt covenants.

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

As of April 1, 2023, $900.0 was outstanding under the Term Loan Facility and approximately $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0 after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements in 2019 with Credit Suisse (Switzerland) Ltd. (the “Foreign Credit Agreements”) to (i) finance the acquisition of our Swiss Tool business unit, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 (approximately $15.4) term loan, which was extinguished in February 2022, and a CHF 15.0 (approximately $15.4) revolving credit facility, which was terminated in October 2022. Schaublin now has a separate CHF 5.0 (approximately $5.4 USD) revolving credit facility (the “New Foreign Revolver”) with Credit Suisse to provide future working capital, if necessary. As of April 1, 2023, $0.1 had been borrowed from the New Foreign Revolver. Fees associated with the New Foreign Revolver are nominal.

Interest Rate Swap

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (“the Swap”) from a third-party financial counterparty under the New Credit Agreement. The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of April 1, 2023, approximately 78.5% of our debt bears interest at a fixed rate. The notional on the Swap will amortize as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof.

Cash Flows

Fiscal 2023 Compared to Fiscal 2022

The following table summarizes our cash flow activities:

	FY23	FY22	$ Change
Net cash provided by (used in):
Operating activities	$220.6	$180.3	$40.3
Investing activities	(14.0)	(2,847.5)	2,833.5
Financing activities	(322.8)	2,698.5	(3,021.3)
Effect of exchange rate changes on cash	(1.3)	0.5	(1.8)
(Decrease)/increase in cash and cash equivalents	$(117.5)	$31.8	$(149.3)

During fiscal 2023 we generated cash of $220.6 from operating activities compared to $180.3 for fiscal 2022. The increase of $40.3 for fiscal 2023 was mainly the result of a $112.0 increase in net income, partially offset by a $2.0 decrease in non-cash activity and a net unfavorable change in operating assets and liabilities of $69.7. The unfavorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was primarily driven by $49.9 more depreciation and amortization and $1.4 more noncash operating lease expense, partially offset by $18.9 less stock-based compensation, $21.6 less in deferred taxes, $11.7 less amortization of deferred financing costs, $1.0 less in debt extinguishment costs, and $0.1 decrease in consolidation and restructuring charges.

The following chart summarizes the unfavorable change in operating assets and liabilities of $69.7 for fiscal 2023 versus fiscal 2022 and the favorable change of $1.4 for fiscal 2022 versus fiscal 2021.

	FY23	FY22
Cash provided by (used in):
Accounts receivable	$61.3	$(72.5)
Inventory	(55.5)	(17.1)
Prepaid expenses and other current assets	(4.0)	(1.4)
Other noncurrent assets	7.4	8.5
Accounts payable	(63.5)	67.2
Accrued expenses and other current liabilities	(16.1)	19.5
Other noncurrent liabilities	0.7	(2.8)
Total change in operating assets and liabilities	$(69.7)	$1.4

During fiscal 2023, we used $14.0 for investing activities as compared to $2,847.5 for fiscal 2022. This decrease in cash used was attributable to $2,935.7 less cash used for acquisitions, $30.0 less purchases of marketable securities and $0.5 more proceeds from the sale of assets, partially offset by a $12.2 increase in capital expenditures and $120.5 less in proceeds from the sale of marketable securities.

During fiscal 2023, we used cash of $322.8 for financing activities compared to $2,698.5 cash generated in fiscal 2022. This decrease from cash generated to cash used was primarily attributable to proceeds received during fiscal 2022 of $605.5 from the issuance of common stock, $445.3 from the issuance of preferred stock, $1,285.8 from the Term Loan Facility, and $494.2 from the Senior Notes. During fiscal 2023 there were $187.0 more payments made on outstanding debt, $15.8 more cash dividends paid on preferred stock, $6.4 fewer exercises of stock-based awards, and $1.6 more in principal payments made on finance lease obligations, partially offset by $19.4 less in finance fees paid in connection with credit facilities and senior notes and $0.9 fewer repurchases of common stock.

Capital Expenditures

Our capital expenditures in fiscal 2023 were $42.0 compared to $29.8 in fiscal 2022. We expect to make capital expenditures of approximately 3.0% to 3.5% of net sales during fiscal 2024 in connection with our existing business. We funded our fiscal 2023 capital expenditures, and expect to fund fiscal 2024 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Quarterly Results of Operations

	Quarter Ended(2)
	Apr. 1, 2023	Dec. 31, 2022	Oct. 1, 2022	Jul. 2, 2022	Apr. 2, 2022	Jan. 1, 2022	Oct. 2, 2021	Jul. 3, 2021
	(Unaudited) (dollars in millions, except per share data)
Net sales	$394.4	$351.6	$369.2	$354.1	$358.9	$266.9	$160.9	$156.2
Gross margin	166.5	146.0	151.1	141.2	137.5	93.3	62.5	63.8
Operating income	86.1	70.4	72.0	64.5	59.3	15.9	16.6	29.3
Net income/(loss) attributable to common stockholders	$43.4	$30.6	$38.1	$31.7	$25.7	$(5.2)	$(1.8)	$24.0
Net income/(loss) per common share attributable to common stockholders:
Basic(1)	$1.51	$1.06	$1.32	$1.11	$0.90	$(0.18)	$(0.07)	$0.96
Diluted(1)	$1.49	$1.05	$1.31	$1.09	$0.89	$(0.18)	$(0.07)	$0.95

(1)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)	Dodge was acquired on November 1, 2021 and is included within the quarters ended January 1, 2022 through April 1, 2023.

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

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (i.e. when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue when control has transferred to the customer. Once a customer has obtained control, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 98% of the Company’s revenue was recognized in this manner based on sales for the year ended April 1, 2023 compared to approximately 97% for the year ended April 2, 2022.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 2% of the Company’s revenue was recognized in this manner based on sales for the year ended April 1, 2023 compared to approximately 3% for the year ended April 2, 2022. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the year ended April 1, 2023 and the year ended April 2, 2022. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Contract assets are included within prepaid expenses and other current assets or other noncurrent assets on the consolidated balance sheets.

Inventory. Inventory is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. We account for inventory under a full absorption method. We record adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2023 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2023 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and the aggregate fair value of the reporting units exceeded the carrying value in total by approximately 42.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 13.1% at each of the two reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Valuation of Business Combinations. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the date of acquisition, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations which are prepared with the assistance of a specialist and consider our best estimates of inputs and assumptions that a market participant would use. We utilize a specialist for these valuations due to the complexity and estimation uncertainty involved in determining the fair value given the significant assumptions involved. Significant assumptions utilized in the valuation models include discount rates, revenue growth rates and cash flow projections. We allocate to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with these acquisitions are expensed as incurred through other, net on the consolidated statements of operations.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation and Changes in Prices of Raw Materials

In fiscal 2023, the economy experienced inflation. We purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into long-term agreements with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these steel surcharges or price increases to our customers, there may be a time lag of several months between the time a price increase goes into effect and our ability to implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline.

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

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (“ERP”) system for Dodge. These license costs of $10.5 will be incurred over a five-year period.

Other than the items noted above, we had no significant off-balance sheet arrangements as of April 1, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in “Liquidity and Capital Resources” in Item 7 of this Annual Report, we entered into the Swap on October 28, 2022, which became effective on December 30, 2022. As of April 1, 2023, approximately 78.5% of our debt bears interest at a fixed rate.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France – euro	●	Switzerland – Swiss franc
●	Germany – euro

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in fiscal 2023 compared to approximately 11% of our net sales in fiscal 2022. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, particularly within the aerospace and defense markets. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign-currency-denominated trade receivables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, we record derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of April 1, 2023, the Company had no forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – Annual impairment evaluation

Description of the Matter

At April 1, 2023, the Company’s goodwill was $1.9 billion. As discussed in Notes 2 and 10 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. The Company estimates the fair value of its reporting units using an income approach, specifically a discounted cash flow analysis.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures, with the assistance of our valuation specialists, that included, among others, assessing the methodologies utilized and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the underlying assumptions. In addition, we evaluated the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Stamford, Connecticut

May 19, 2023

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except share and per share data)

	April 1, 2023	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$65.4	$182.9
Accounts receivable, net of allowance for doubtful accounts of $3.7 at April 1, 2023 and $2.7 at April 2, 2022	239.6	247.5
Inventory	587.2	516.1
Prepaid expenses and other current assets	21.1	15.7
Total current assets	913.3	962.2
Property, plant and equipment, net	375.3	386.7
Operating lease assets, net	41.4	44.5
Goodwill	1,869.8	1,902.1
Intangible assets, net	1,452.9	1,511.5
Other noncurrent assets	37.7	38.4
Total assets	$4,690.4	$4,845.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146.8	$158.6
Accrued expenses and other current liabilities	153.4	145.3
Current operating lease liabilities	7.6	8.1
Current portion of long-term debt	1.5	1.5
Total current liabilities	309.3	313.5
Long-term debt, less current portion	1,393.5	1,686.8
Noncurrent operating lease liabilities	33.9	36.7
Deferred income taxes	295.1	315.5
Other noncurrent liabilities	122.7	120.4
Total liabilities	2,154.5	2,472.9
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of April 1, 2023 and April 2, 2022, respectively; issued shares: 4,600,000 as of April 1, 2023 and April 2, 2022, respectively	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 at April 1, 2023 and April 2, 2022, respectively; issued shares: 29,989,948 and 29,807,208 at April 1, 2023 and April 2, 2022, respectively	0.3	0.3
Additional paid-in capital	1,589.9	1,564.3
Accumulated other comprehensive income loss	(4.1)	(5.8)
Retained earnings	1,029.9	886.1
Treasury stock, at cost, 966,398 shares and 928,322 shares at April 1, 2023 and April 2, 2022, respectively	(80.1)	(72.4)
Total stockholders’ equity	2,535.9	2,372.5
Total liabilities and stockholders’ equity	$4,690.4	$4,845.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except share and per share data)

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net sales	$1,469.3	$942.9	$609.0
Cost of sales	864.5	585.8	374.9
Gross margin	604.8	357.1	234.1
Operating expenses:
Selling, general and administrative	229.7	167.6	102.8
Other, net	82.1	68.4	16.7
Total operating expenses	311.8	236.0	119.5
Operating income	293.0	121.1	114.6
Interest expense, net	76.7	41.5	1.4
Other non-operating expense/(income)	6.6	0.9	(0.0)
Income before income taxes	209.7	78.7	113.2
Provision for income taxes	43.0	24.0	23.1
Net income	$166.7	$54.7	$90.1
Preferred stock dividends	22.9	12.0	—
Net income attributable to common stockholders	$143.8	$42.7	$90.1

Net income per common share attributable to common stockholders:
Basic	$5.00	$1.58	$3.63
Diluted	$4.94	$1.56	$3.58
Weighted average common shares:
Basic	28,764,092	26,946,355	24,851,344
Diluted	29,072,429	27,311,029	25,149,405

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net income	$166.7	$54.7	$90.1
Pension and postretirement liability adjustments, net of taxes (1)	9.4	4.2	(4.5)
Change in fair value of derivatives (2)	(2.2)	—	—
Foreign currency translation adjustments	(5.5)	0.4	1.0
Total comprehensive income	$168.4	$59.3	$86.6

(1)	These adjustments were net of tax expense of $2.0, tax expense of $1.1 and tax benefit of $0.9 in fiscal 2023, 2022 and 2021, respectively.

(2)	This adjustment was net of a tax benefit of $0.6 in fiscal 2023.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2020	25,881,415	$0.3	—	$—	$433.2	$(6.9)	$753.3	(838,982)	$(57.0)	$1,122.9
Net income	—	—	—	—	—	—	90.1	—	—	90.1
Stock-based compensation	—	—	—	—	18.1	—	—	—	—	18.1
Repurchase of common stock	—	—	—	—	—	—	—	(45,719)	(6.8)	(6.8)
Exercise of equity awards	141,767	0.0	—	—	11.3	—	—	—	—	11.3
Change in pension and post-retirement plan benefit adjustments , net of tax benefit of $0.9	—	—	—	—	—	(4.5)	—	—	—	(4.5)
Issuance of restricted stock, net of forfeitures	87,138	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	1.0	—	—	—	1.0
Balance at April 3, 2021	26,110,320	$0.3	—	$—	$462.6	$(10.4)	$843.4	(884,701)	$(63.8)	$1,232.1
Net income	—	—	—	—	—	—	54.7	—	—	54.7
Stock-based compensation	—	—	—	—	32.9	—	—	—	—	32.9
Preferred stock dividends	—	—	—	—	—	—	(12.0)	—	—	(12.0)
Repurchase of common stock	—	—	—	—	—	—	—	(43,621)	(8.6)	(8.6)
Exercise of equity awards	149,896	0.0	—	—	18.0	—	—	—	—	18.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $1.1	—	—	—	—	—	4.2	—	—	—	4.2
Issuance of restricted stock, net of forfeitures	96,992	—	—	—	—	—	—	—	—	—
Preferred stock issuance, net of issuance costs	—	—	4,600,000	0.0	445.3	—	—	—	—	445.3
Common stock issuance, net of issuance costs	3,450,000	0.0	—	—	605.5	—	—	—	—	605.5
Currency translation adjustments	—	—	—	—	—	0.4	—	—	—	0.4
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	166.7	—	—	166.7
Stock-based compensation	—	—	—	—	14.0	—	—	—	—	14.0
Preferred stock dividends	—	—	—	—	—	—	(22.9)	—	—	(22.9)
Repurchase of common stock	—	—	—	—	—	—	—	(38,076)	(7.7)	(7.7)
Exercise of equity awards	116,563	0.0	—	—	11.6	—	—	—	—	11.6
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $2.0	—	—	—	—	—	9.4	—	—	—	9.4
Issuance of restricted stock, net of forfeitures	66,177	—	—	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax benefit of $0.6	—	—	—	—	—	(2.2)	—	—	—	(2.2)
Currency translation adjustments	—	—	—	—	—	(5.5)	—	—	—	(5.5)
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$166.7	$54.7	$90.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.4	65.5	32.7
Deferred income taxes	(21.4)	0.2	4.2
Amortization of deferred financing costs	7.2	18.9	0.5
Consolidation and restructuring and other non-cash charges	2.3	2.4	2.5
Noncash operating lease expense	7.2	5.8	5.4
Loss on extinguishment of debt	—	1.0	—
Stock-based compensation	14.0	32.9	18.1
Loss on disposition of assets	0.3	0.3	1.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.8	(53.5)	19.0
Inventory	(71.7)	(16.2)	0.9
Prepaid expenses and other current assets	(5.8)	(1.8)	(0.4)
Other noncurrent assets	(0.8)	(8.2)	(16.3)
Accounts payable	(11.1)	52.4	(14.8)
Accrued expenses and other current liabilities	6.0	22.1	2.6
Other noncurrent liabilities	4.5	3.8	6.6
Net cash provided by operating activities	220.6	180.3	152.4
Cash flows from investing activities:
Capital expenditures	(42.0)	(29.8)	(11.8)
Acquisition of businesses and related purchase price adjustments	27.5	(2,908.2)	0.3
Purchase of marketable securities	—	(30.0)	(100.1)
Proceeds from sale of marketable securities	—	120.5	10.0
Proceeds from sale of assets	0.5	0.0	0.1
Net cash used in investing activities	(14.0)	(2,847.5)	(101.5)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	605.5	—
Proceeds from issuance of preferred stock, net of issuance costs	—	445.3	—
Proceeds from term loans, net of financing costs	—	1,285.8	—
Proceeds from senior notes, net of financing costs	—	494.2	—
Finance fees paid in connection with credit facilities and senior notes	(0.1)	(19.5)	—
Repayments of revolving credit facilities	—	—	(3.0)
Repayments of term loans	(300.0)	(113.0)	(4.4)
Repayments of notes payable	(0.5)	(0.5)	(0.5)
Principal payments on finance lease obligations	(3.2)	(1.6)	—
Preferred stock dividends paid	(22.9)	(7.1)	—
Repurchase of common stock	(7.7)	(8.6)	(6.8)
Exercise of equity awards	11.6	18.0	11.3
Net cash provided by/(used in) financing activities	(322.8)	2,698.5	(3.4)

Effect of exchange rate changes on cash	(1.3)	0.5	0.3
Cash and cash equivalents:
(Decrease)/increase during the year	(117.5)	31.8	47.8
Cash and cash equivalents, at beginning of year	182.9	151.1	103.3
Cash and cash equivalents, at end of year	$65.4	$182.9	$151.1

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$60.4	$17.1	$16.7
Interest	69.9	11.6	1.1

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(dollars in millions, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 18 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 52 facilities in 10 countries, of which 37 are manufacturing facilities.

The Company operates in two reportable business segments—aerospace/defense and industrial—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 16% of the Company’s net sales in fiscal 2023, 11% of net sales in fiscal 2022 and 7% of net sales in fiscal 2021. The Company’s segments are further discussed in Note 20 “Reportable Segments.”

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2023 contained 52 weeks, fiscal year 2022 contained 52 weeks and fiscal year 2021 contained 53 weeks.

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

Transaction price reflects the amount of consideration that the Company expects to be entitled to in exchange for transferred goods or services. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied. For all of our contracts, the Company either provides distinct goods or services. Where both distinct goods and services are provided, we separate the contract into more than one performance obligation (i.e., a good or service is individually listed in a contract or sold individually to a customer). The Company generally sells products and services with observable standalone selling prices.

The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (i.e. when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue when control has transferred to the customer. Once a customer has obtained control, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the years ended April 1, 2023, April 2, 2022 and April 3, 2021, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

Contract costs are the incremental costs of obtaining and fulfilling a contract (i.e., costs that would not have been incurred if the contract had not been obtained) to provide goods and services to customers. Contract costs largely consist of design and development costs for molds, dies and other tools that RBC will own and that will be used in producing the products under the supply arrangements. These contract costs are amortized to expense on a systematic and rational basis over a period consistent with the transfer to the customer of the goods or services to which the asset relates and are recorded in cost of sales. Costs incurred to obtain a contract are primarily related to sales commissions and are expensed as incurred as they are generally not tied to specific customer contracts. These costs are included within selling, general and administrative costs on the consolidated statements of operations.

In certain contracts, the Company facilitates shipping and handling activities after control has transferred to the customer. The Company has elected to record all shipping and handling activities as costs to fulfill a contract. In situations where the shipping and handling costs have not been incurred at the time revenue is recognized, the estimated shipping and handling costs are accrued.

Government Assistance

Like other companies involved in the aerospace industry that were impacted by the COVID-19 pandemic, the Company took part in the Aviation Manufacturing Jobs Protection (“AMJP”) program. The AMJP program provided funding to eligible businesses to pay a portion of their compensation costs for certain categories of employees for a period of time as part of a U.S. Department of Transportation program designed to maintain jobs in the aviation industry. During the 12-month periods ended April 1, 2023, April 2, 2022 and April 3, 2021, the Company recorded grant revenue of $3.1, $4.4 and $0, respectively, all of which was recorded within costs of sales on the consolidated statements of operations. The Company does not expect to receive any future grant revenue associated with the AMJP program. The Company is not currently receiving grant revenue from any other sources and does not anticipate doing so in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts with various banks and has not experienced any losses in such accounts.

Accounts Receivable, Net and Concentration of Credit Risk

Accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company uses an expected credit loss model to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses considers historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics are grouped together when estimating expected credit losses. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had no concentrations of credit risk with any one customer greater than approximately 15% of accounts receivables at both April 1, 2023 and April 2, 2022.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company accounts for inventory under a full absorption method, and records adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories. The physical condition, including age and quality, of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Contract Assets (Unbilled Receivables)

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Contract assets are included within prepaid expenses and other current assets or other noncurrent assets on the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment, is recorded using the straight-line method over the estimated useful lives of the respective assets. Depreciation of assets is reported within depreciation and amortization. Expenditures for normal maintenance and repairs are charged to expense as incurred.

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

The Company must classify each lease as a finance lease or an operating lease. The Company’s finance leases are included in property, plant and equipment, net. Amortization of these assets is included in depreciation and amortization expense. The Company’s operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings.

Most of the Company’s leases do not provide an implicit interest rate. As a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Subsequent to the initial measurement, the lease liability continues to be measured at the present value of unpaid lease payments throughout the lease term. The lease liability is remeasured if the lease is modified and the modification is not accounted for as a separate contract, there is a change in the assessment of the lease term, the assessment of a purchase option exercise or the amount probable of being owed under a residual value guarantee, or a contingency is resolved resulting in some or all of the variable lease payments becoming fixed payments. Subsequent to the initial measurement, the right-of-use asset for a finance lease is equivalent to the initial measurement less accumulated amortization and any accumulated impairment losses. Generally, amortization of finance leases is recorded to cost of sales on a straight-line basis over the lease term. Subsequent to initial measurement, the right-of-use asset for an operating lease is equivalent to initial measurement less accumulated amortization (the difference between the straight-line lease cost for the period and the accretion of the lease liability using the effective interest method).

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in the current year. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue growth rates, terminal growth rates and cash flow projections. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2023 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2023 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 42.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 13.1% at each of the two reporting units.

Contract Liabilities (Deferred Revenue)

The Company may receive a customer advance or deposit prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. Contract liabilities are included within accrued expenses and other current liabilities or other noncurrent liabilities on the consolidated balance sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer.

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

Net Income Per Share Attributable to Common Stockholders

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of MCPS to common shares.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income per share attributable to common stockholders by adjusting net income in the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the fiscal years ended April 1, 2023 and April 2, 2022, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income attributable to common stockholders.

For the fiscal year ended April 1, 2023, 110,368 employee stock options and 1,185 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the fiscal year ended April 2, 2022, 179,289 employee stock options and 325 restricted shares have been excluded from the calculation of diluted earnings per share attributable to common stockholders. At April 3, 2021, 176,432 employee stock options and 35,780 restricted shares have been excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share attributable to common stockholders.

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net income	$166.7	$54.7	$90.1
Preferred stock dividends	22.9	12.0	—
Net income attributable to common stockholders	$143.8	$42.7	$90.1
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	28,764,092	26,946,355	24,851,344
Effect of dilution due to employee stock awards	308,337	364,674	298,061
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,072,429	27,311,029	25,149,405
Basic net income per share attributable to common stockholders	$5.00	$1.58	$3.63
Diluted net income per share attributable to common stockholders	$4.94	$1.56	$3.58

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present. For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. During fiscal year 2023, impairment charges totaling $2.0 were recorded, of which, $1.7 was associated with consolidation and restructuring efforts at some of our plants located in South Carolina.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities from their functional currencies to the reporting currency are included in accumulated other comprehensive income (loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income).

Fair Value Measurements

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

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s borrowings under the Facilities approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions and have been classified as Level 2 in the valuation hierarchy. The Senior Notes are reported at carrying value on the consolidated balance sheets. The fair value of the Senior Notes as of April 1, 2023 was $450.0 and was computed based on quoted market prices (observable inputs) and classified as Level 1 of the fair value hierarchy. The fair value of the interest rate swap was $2.8 at April 1, 2023, measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company consolidated balance sheets. The interest rate swap, net of taxes, is $2.2 and is included in accumulated other comprehensive income on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at April 2, 2022	$0.9	$—	$(6.7)	$(5.8)
Other comprehensive income before reclassifications	(5.5)	—	—	(5.5)
Amounts recorded in/ reclassified from accumulated other comprehensive loss	—	(2.2)	9.4	7.2
Net current period other comprehensive income	(5.5)	(2.2)	9.4	1.7
Balance at April 1, 2023	$(4.6)	$(2.2)	$2.7	$(4.1)

Stock-Based Compensation

The Company recognizes stock-based compensation cost relating to all stock-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model. The Company estimates expected forfeitures at the grant date and recognizes stock-based compensation costs, accordingly.

Recent Accounting Pronouncements

Recent Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted this ASU during the third quarter of fiscal year 2023 and elected to apply the practical expedient which allows us to account for the modification of the New Credit Agreement discussed in Note 12 to the financial statements as if the modification was not substantial. The impact of the adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). ASU 2021-10 is intended to increase transparency of government assistance by requiring entities to disclose the types of government assistance, the entity’s accounting for government assistance, and the effect of the government assistance on an entity’s financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company has made the required disclosures associated with this ASU in Note 2 of this Annual Report.

Recent Accounting Standards Yet to Be Adopted

Other new pronouncements issued but not effective until after April 1, 2023 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 20):

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Aerospace/Defense	$430.3	$381.5	$396.2
Industrial	1,039.0	561.4	212.8
	$1,469.3	$942.9	$609.0

The following table disaggregates total revenue by geographic origin:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
United States	$1,292.9	$833.4	$546.0
International	176.4	109.5	63.0
	$1,469.3	$942.9	$609.0

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Point-in-time	98%	97%	96%
Over time	2%	3%	4%
	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $391.5 at April 1, 2023. The Company expects to recognize revenue on approximately 65% and 90% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of April 1, 2023 and April 2, 2022, current contract assets were $4.5 and $3.9, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of April 1, 2023 and April 2, 2022, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of April 1, 2023 and April 2, 2022, current contract liabilities were $20.6 and $19.6, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the year ended April 1, 2023, the Company recognized revenues of $13.1 that were included in the contract liability balance as of April 2, 2022. For the year ended April 2, 2022, the Company recognized revenues of $13.6 that were included in the contract liability balance at April 3, 2021.

As of April 1, 2023 and April 2, 2022, noncurrent contract liabilities were $19.8 and $10.4, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $39.6 and $35.2 at April 1, 2023 and April 2, 2022, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $450.0 and $463.8 at April 1, 2023 and April 2, 2022, respectively. The carrying value of this debt was $493.3 at April 1, 2023 and $492.4 at April 2, 2022. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $2.8 at April 1, 2023, measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The interest rate swap, net of taxes, is $2.2 and is included in accumulated other comprehensive income on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

5. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
April 1, 2023	$2.7	$0.8	$0.4	$(0.2)	$3.7
April 2, 2022	1.8	1.4	(0.1)	(0.4)	2.7
April 3, 2021	1.6	0.5	(0.1)	(0.2)	1.8

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

6. Inventory

Inventories are summarized below:

	April 1, 2023	April 2, 2022
Raw materials	$132.4	$112.6
Work in process	132.5	123.0
Finished goods	322.3	280.5
	$587.2	$516.1

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 1, 2023	April 2, 2022
Land	$25.2	$24.2
Buildings and improvements	174.3	170.1
Machinery and equipment	472.8	444.7
	672.3	639.0
Less: accumulated depreciation	(297.0)	(252.3)
	$375.3	$386.7

Depreciation expense was $46.2, $30.8 and $22.5 for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021, respectively.

Finance Leases

For the year ended April 1, 2023, $51.5 of assets included in buildings and improvements and $6.5 of assets included in machinery and equipment were accounted for as finance leases. For the year ended April 2, 2022, $50.4 of assets included in buildings and improvements and $1.2 of assets included in machinery and equipment were accounted for as finance leases. At April 1, 2023 and April 2, 2022, the Company had accumulated amortization of $5.8 and $1.3 associated with these assets, respectively. Amortization expense associated with these finance leases was $4.5 and $1.3 for the years ended April 1, 2023 and April 2, 2022, respectively, and is included within depreciation expense as mentioned above.

8. Leases

The Company enters into leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2023 to March 2043, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

	Balance Sheet Classification	April 1, 2023	April 2, 2022
Assets:
Operating lease assets, net	Operating lease assets, net	$41.4	$44.5
Finance lease right of use assets, net	Property, plant and equipment, net	52.2	51.6
Total leased assets, net		$93.6	$96.1

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	7.6	8.1
Current finance lease liabilities	Accrued expenses and other current liabilities	5.2	3.9
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	33.9	36.7
Noncurrent finance lease liabilities	Other noncurrent liabilities	48.5	48.0
Total lease liabilities		$95.2	$96.7

Cash paid included in the measurement of operating lease liabilities was $8.5 and $7.8 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $2.0 and $11.6 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively. Of the $11.6 of operating lease assets obtained for new operating lease liabilities during fiscal 2022, $9.8 were obtained on November 1, 2021 as part of the Dodge acquisition. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $3.1 and $3.3 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively.

Cash paid included in the measurement of finance lease liabilities was $5.0 and $1.6 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively. Of these amounts, $3.2 and $1.6 were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended April 1, 2023 and April 2, 2022, respectively. $1.8 was included within the operating cash flow section of the consolidated statements of cash flows for the fiscal year ended April 1, 2023. Lease assets obtained in exchange for new finance lease liabilities were $4.0 and $52.9 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively. Of the $52.9 of finance lease assets obtained for new operating lease liabilities during fiscal 2022, $39.0 were obtained on November 1, 2021 as part of the Dodge acquisition. Lease modifications which resulted in reductions of lease assets in exchange for reductions of finance lease liabilities were $0.1 and $0.0 for the fiscal years ended April 1, 2023 and April 2, 2022, respectively.

Total operating lease expense was $9.9, $8.3 and $7.6 for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021, respectively. Short-term and variable lease expense were immaterial.

Total finance lease expense was $6.4 for the fiscal years ended April 1, 2023, of which, $4.5 was related to amortization expense of finance lease assets and $1.9 was related to interest expense. Total finance lease expense was $2.0 for the fiscal years ended April 2, 2022, of which, $1.3 was related to amortization expense of finance lease assets and $0.7 was related to interest expense. Variable lease expense was immaterial.

Future undiscounted lease payments for the remaining lease terms as of April 1, 2023, including renewal options reasonably certain of being exercised, are as follows:

Operating Leases
Within one year	$7.2
One to two years	5.7
Two to three years	5.0
Three to four years	5.1
Four to five years	3.6
Thereafter	25.6
Total future undiscounted lease payments	52.2
Less: imputed interest	(10.7)
Total operating lease liabilities	$41.5

Finance Leases
Within one year	$5.1
One to two years	5.2
Two to three years	5.1
Three to four years	4.5
Four to five years	4.0
Thereafter	45.5
Total future undiscounted lease payments	69.4
Less: imputed interest	(15.7)
Total finance lease liabilities	$53.7

The weighted-average remaining lease term on April 1, 2023 for our operating leases is 10.9 years. The weighted-average discount rate on April 1, 2023 for our operating leases is 4.4%.

The weighted-average remaining lease term on April 1, 2023 for our finance leases is 15.3 years. The weighted-average discount rate on April 1, 2023 for our finance leases is 3.4%.

9. Dodge Acquisition

On November 1, 2021, the Company completed the acquisition of Dodge for approximately $2,908.2, net of cash acquired and subject to certain adjustments. The purchase price was paid with (i) $1,285.8 of borrowing under the Term Loan Facility, net of issuance costs, (ii) $1,050.8 of net proceeds from the common stock and MCPS offerings, (iii) $494.2 of net proceeds from the Senior Notes offering, and (iv) approximately $77.4 of cash on hand. Since the close of the transaction, adjustments totaling $28.7 have been recorded as a reduction of the purchase price.

In the acquisition, the Company purchased 100% of the capital stock of certain entities, including Dodge Mechanical Power Transmission Company Inc. (now known as Dodge Industrial, Inc.), and certain other assets relating to ABB Asea Brown Boveri Ltd’s mechanical power transmission business.

With offices in Simpsonville, South Carolina, Dodge is a leading manufacturer of mounted bearings, gearings and mechanical products with market-leading brand recognition. Dodge manufactures a complete line of mounted bearings, enclosed gearing and power transmission components across a diverse set of industrial end markets. Dodge primarily operates across the construction and mining aftermarket, and the food & beverage, warehousing and general machinery verticals, with sales predominately in the Americas.

Acquisition costs incurred for the fiscal year ended April 2, 2022 totaled $22.6 and were recorded as period expenses and included within other, net within the consolidated statements of operations. Remaining acquisition-related costs incurred for the fiscal year ended April 1, 2023 were immaterial. This acquisition was accounted for as a purchase transaction. The purchase price allocation was completed during the third quarter of fiscal 2023. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

November 1, 2021
Cash and cash equivalents	$81.9
Accounts receivable	83.5
Inventory	136.1
Prepaid expenses and other current assets	1.3
Property, plant and equipment	165.1
Operating lease assets	9.8
Goodwill	1,596.1
Other intangible assets	1,385.1
Other noncurrent assets	3.7
Accounts payable	(69.3)
Accrued rebates	(30.2)
Accrued expenses and other current liabilities	(44.8)
Deferred tax liabilities	(298.6)
Other noncurrent liabilities	(57.0)
Net assets acquired	2,962.7
Less cash received	81.9
Net consideration	$2,880.8

The goodwill associated with this acquisition is the result of expected synergies from combining the operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. $45.0 of the acquired goodwill is deductible for tax purposes.

The fair value of the identifiable intangible assets of $1,385.1, consisting primarily of customer relationships and trade names, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and the relief-from-royalty method was utilized for the trade name. The fair value of the customer relationships, $1,185.0, is being amortized based on the economic pattern of benefit over a period of 24 years; the fair value of the trade name, $200.0, is being amortized on a straight-line basis over a 26-year term. These amortization periods represent the estimated useful lives of the assets.

The results of operations for Dodge have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on November 1, 2021. Dodge contributed $743.1 of revenue and $148.1 of operating income for the fiscal year ended April 1, 2023. Dodge contributed $291.9 of revenue and $29.3 of operating income for the fiscal year ended April 2, 2022.

The following table reflects the unaudited pro forma operating results of the Company for the fiscal years ended April 2, 2022 and April 3, 2021, which gives effect to the acquisition of Dodge as if the Company had been acquired on March 31, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective March 31, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets and acquisition costs incurred. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Fiscal Year Ended
	April 2, 2022	April 3, 2021

Net sales	$1,327.6	$1,182.0
Net income	$113.1	$99.9

Upon closing, the Company entered into a transition services agreement (the “Dodge TSA”) with ABB, pursuant to which ABB agreed to support the information technology, human resources and benefits, finance, tax and treasury functions of the Dodge business for six to twelve months. Substantially all services under the Dodge TSA terminated on November 1, 2022. Costs associated with the Dodge TSA were $8.8 for the fiscal year ended April 1, 2023 and are included in other, net on the Company’s consolidated statement of operations. Since the purchase of the Dodge business on November 1, 2021, costs associated with the Dodge TSA were $16.8.

10. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Plain	Roller	Ball	Engineered Products	Aerospace/ Defense	Industrial	Total
April 3, 2021	$79.6	$16.0	$5.6	$176.3	—	—	$277.5
Allocation in the third quarter of fiscal 2022 (1)	(79.6)	(16.0)	(5.6)	(176.3)	194.1	83.4	—
Acquisition (2)	—	—	—	—	—	1,624.8	1,624.8
Translation adjustments	—	—	—	—	—	(0.2)	(0.2)
April 2, 2022	—	—	—	—	$194.1	$1,708.0	$1,902.1
Acquisition (2)	—	—	—	—	—	(28.7)	(28.7)
Translation adjustments	—	—	—	—	—	(3.6)	(3.6)
April 1, 2023	—	—	—	—	$194.1	$1,675.7	$1,869.8

(1)	Represents reallocation of goodwill as a result of our change in segments in the third quarter of fiscal 2022. See Note 20 for further details.
(2)	Goodwill associated with the acquisition of Dodge discussed further in Note 9.

Intangible Assets

		April 1, 2023		April 2, 2022
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$18.4	$50.9	$16.7
Customer relationships and lists	24	1,293.7	106.5	1,294.6	53.4
Trade names	25	215.4	23.3	216.4	15.0
Distributor agreements	—	—	—	0.7	0.7
Patents and trademarks	16	13.4	7.2	12.3	6.6
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	4	15.2	4.4	8.6	3.9
Other	5	1.1	1.1	1.1	1.1
		1,589.9	161.3	1,585.0	97.8
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,614.2	$161.3	$1,609.3	$97.8

Amortization expense for definite-lived intangible assets during fiscal years 2023, 2022 and 2021 was $69.1, $34.7 and $10.2, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2024	$70.0
2025	70.0
2026	68.0
2027	66.1
2028	63.6
2029 and thereafter	1,090.9

11. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	April 1, 2023	April 2, 2022
Employee compensation and related benefits	$34.7	$34.7
Taxes	17.5	11.7
Contract liabilities	20.6	19.6
Accrued rebates	39.6	35.2
Workers compensation and insurance	0.8	1.1
Acquisition costs	0.6	4.6
Current finance lease liabilities	5.2	3.9
Accrued preferred stock dividends	4.9	4.9
Interest	10.6	11.0
Audit fees	0.3	0.6
Legal	1.6	0.5
Returns and warranties	7.5	7.7
Other	9.5	9.8
	$153.4	$145.3

12. Debt

Domestic Credit Facility

On November 1, 2021, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto, and terminated the Company’s prior Credit Agreement, which was entered into with Wells Fargo in 2015 (the “2015 Credit Agreement”). The New Credit Agreement provides the Company with (a) a $1,300.0 term loan facility (the “Term Loan Facility”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). Debt issuance costs associated with the New Credit Agreement totaled $14.9 and are being amortized over the life of the New Credit Agreement. When the 2015 Credit Agreement was terminated the Company wrote off $0.9 of previously unamortized debt issuance costs.

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the New Credit Agreement) from time to time. In December 2022 the New Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the New Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of April 1, 2023, the Company’s margin was 1.25% for SOFR loans; and the commitment fee rate was 0.20% and the letter of credit fee rate was 1.25%. A portion of the Term Loan Facility is subject to a fixed- rate interest swap as discussed in Note 13, Derivative Financial Instruments.

The Term Loan Facility will mature in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan Facility are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and approximately $900.0 for fiscal 2027. The Revolving Credit Facility will expire in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The New Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the New Credit Agreement) of 5.50:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the New Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition), and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of April 1, 2023, the Company was in compliance with all debt covenants.

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

As of April 1, 2023, $900.0 was outstanding under the Term Loan Facility and approximately $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0 after deducting initial purchasers’ discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into two separate credit agreements in 2019 with Credit Suisse (Switzerland) Ltd. (the “Foreign Credit Agreements”) to (i) finance the acquisition of our Swiss Tool business unit, and (ii) provide future working capital. The Foreign Credit Agreements provided Schaublin with a CHF 15.0 (approximately $15.4 USD) term loan, which was extinguished in February 2022, and a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a separate CHF 5.0 (approximately $5.4 USD) revolving credit facility (the “New Foreign Revolver”) with Credit Suisse to provide future working capital, if necessary. As of April 1, 2023, $0.1 had been borrowed from the New Foreign Revolver. Fees associated with the New Foreign Revolver are nominal.

The balances payable under all borrowing facilities are as follows:

	April 1, 2023	April 2, 2022
Revolver and term loan facilities	$900.0	$1,200.0
Senior notes	500.0	500.0
Debt issuance cost	(13.7)	(20.9)
Other	8.7	9.2
Total debt	1,395.0	1,688.3
Less: current portion	1.5	1.5
Long-term debt	$1,393.5	$1,686.8

13. Derivative Financial Instruments

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

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the New Credit Agreement (see Note 12). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of April 1, 2023, approximately 78.5% of our debt bears interest at a fixed rate. The notional on the Swap will amortize as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 4. The accumulated other comprehensive income derivative component balance was a $2.2 loss at April 1, 2023, net of taxes. The gain/loss reclassified from accumulated other comprehensive income into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

14. Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	April 1, 2023	April 2, 2022
Other postretirement benefits	$10.0	$16.3
Noncurrent income tax liability	14.6	18.1
Deferred compensation	25.7	26.4
Contract liabilities	19.8	10.4
Noncurrent finance lease liabilities	48.5	48.0
Other	4.1	1.2
	$122.7	$120.4

15. Employee Benefit Plans

Noncontributory Defined Benefit Pension Plan

At April 1, 2023, the Company has one consolidated noncontributory defined benefit pension plan (the “Plan”) covering union employees in its Heim division plant in Fairfield, Connecticut, its Plymouth subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments. As of April 1, 2023 and April 2, 2022, Plan assets were $8.7 and $26.0, respectively.

The fair value of the above investments was determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 were classified as Level 1 of the valuation hierarchy.

Benefits under the Plan are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation. At April 1, 2023 and April 2, 2022, the projected benefit obligation was $3.8 and $22.8, respectively.

The discount rates used in determining the funded status of the Plan as of April 1, 2023 and April 2, 2022 were 4.70% and 3.30%, respectively.

The funded status of the Plan and the amount recognized in the balance sheet at April 1, 2023 and April 2, 2022 were $4.9 and $3.2, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Net periodic benefit cost of the Plan for fiscal years 2023, 2022 and 2021 was $0.2, $0.0 and $0.5, respectively. The discount rate used to determine net periodic benefit cost for fiscal years 2023, 2022 and 2021 was 3.30%, 2.70% and 2.80%, respectively.

On March 30, 2023, the Company was able to significantly reduce its liabilities associated with the Plan by executing a non-participating Single Group Premium Annuity Contract (“the Annuity Contract”) with American United Life Insurance Company (“AUL”), a OneAmerica Company. The Contract transfers the burden of making future benefit payments for transferring annuitants to AUL in return for a fixed one-time premium. The annuitants were primarily comprised of retirees and vested participants who had been terminated. As a result of this pension settlement, Plan assets decreased by $15.6, the projected benefit obligation decreased by $15.6, and the Company recognized a settlement loss of $4.3, included in other non-operating expense/(income). The $4.3 settlement loss was previously included within accumulated other comprehensive income/loss on the consolidated balance sheets.

Foreign Pension Plans

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 149 and 29 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at April 1, 2023 were $1.5. For fiscal years 2023, 2022 and 2021, net periodic benefit cost for these plans was $1.8, $1.7 and $1.1, respectively.

401(k) Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10%-100% of eligible amounts contributed by employees, amounted to $8.6, $4.6 and $2.2 in fiscal 2023, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. The SERP allows eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. The SERP also includes employees of the Dodge division. As of April 1, 2023 and April 2, 2022, the SERP assets were $28.6 and $30.5, respectively, and are included within other noncurrent assets on the consolidated balance sheets. As of April 1, 2023 and April 2, 2022, the SERP liabilities were $25.7 and $26.4, respectively, and are included within accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheets.

Defined Benefit Health Care Plans

The Company, for the benefit of employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $2.4 and $2.3 at April 1, 2023 and April 2, 2022, respectively. Of these amounts, $0.2 are considered current and are included within accrued expenses and other current liabilities on the consolidated balance sheets as of both April 1, 2023 and April 2, 2022. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets. The Company also maintains a frozen defined benefit heath care plan for employees of the Dodge division with postretirement benefit obligations of $6.3 and $10.0 at April 1, 2023 and April 2, 2022, respectively. Of these amounts, $0.8 and $1.2 are considered current at April 1, 2023 and April 2, 2022, respectively. The amounts are included within the same balance sheet line items as other postretirement health care plans maintained by the Company.

16. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Domestic	$191.0	$68.8	$108.6
Foreign	18.7	9.9	4.6
Total income before income taxes	$209.7	$78.7	$113.2

The provision for income taxes consists of the following:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Current tax expense:
Federal	$53.0	$18.3	$15.2
State	7.5	2.6	1.1
Foreign	3.9	2.9	2.6
	64.4	23.8	18.9
Deferred tax expense:
Federal	(20.0)	(0.5)	2.7
State	(2.6)	(0.3)	1.5
Foreign	1.2	1.0	(0.0)
	(21.4)	0.2	4.2
Total income taxes	$43.0	$24.0	$23.1

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Income taxes using U.S. federal statutory rate	$44.0	$16.5	$23.8
State income taxes, net of federal benefit	3.9	1.9	2.3
Stock-based compensation	(1.6)	(2.6)	(2.6)
Foreign rate differential	1.1	1.6	1.6
Research and development credits	(2.4)	(1.5)	(1.3)
Company-owned life insurance	0.3	(0.0)	(1.2)
Foreign derived intangible income (FDII)	(2.7)	(1.5)	(1.1)
U.S. unrecognized tax positions	(1.9)	5.4	1.8
Acquisition costs	0.0	1.7	—
Valuation allowance	0.0	2.3	0.2
Other - net	2.3	0.2	(0.4)
	$43.0	$24.0	$23.1

Net deferred tax assets (liabilities) are comprised of the following:

	April 1, 2023	April 2, 2022
Deferred tax assets:
Pension and postretirement benefits	$1.8	$2.7
Employee compensation accruals	10.9	8.2
Inventory	15.8	14.1
Operating lease liabilities	7.8	8.8
Finance lease liabilities	0.0	7.7
Stock compensation	3.4	4.2
Tax loss and credit carryforwards	12.5	12.1
State tax	1.3	1.4
Other accrued liabilities	8.9	11.4
Other	13.9	2.4
Total gross deferred tax assets	76.3	73.0
Valuation allowance	(8.5)	(8.6)
Total deferred tax assets	$67.8	$64.4

Deferred tax liabilities:
Property, plant and equipment	$(33.5)	$(42.7)
Operating lease assets	(7.7)	(8.9)
Other	(3.3)	(2.9)
Intangible assets	(317.4)	(324.4)
Total deferred tax liabilities	$(361.9)	$(378.9)

Total net deferred liabilities	$(294.1)	$(314.5)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e. greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended April 1, 2023 the valuation allowance decreased by less than $0.2. For the Company’s fiscal year ended April 2, 2022 the valuation allowance increased by $2.4, which primarily pertained to a capital loss carryforward and an increase of U.S. federal and state credits. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At April 1, 2023, the Company had state net operating loss carryovers in different jurisdictions at varying amounts up to $7.2, which expire at various dates through 2036. At April 1, 2023, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts that sum up to $2.3 which will expire at various dates through fiscal 2028. At April 1, 2023, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $10 which principally expire at various dates through 2038. At April 1, 2023, the Company had Canadian investment tax credits up to $0.2 which will expire at various dates through 2037.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision has not been made for additional U.S. and foreign taxes at April 1, 2023 on approximately $63.1 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. Due to the inherent complexity of the multinational tax environment in which the company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended April 1, 2023 and April 2, 2022 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 1, 2023	April 2, 2022	April 3, 2021
Balance, beginning of year	$22.8	$16.6	$14.2
Gross increases (decreases) – tax positions taken during a prior period	(8.9)	0.4	(0.2)
Gross increases – tax positions taken during the current period	1.7	7.6	4.0
Reductions due to lapse of the applicable statute of limitations	(2.5)	(1.8)	(1.4)
Balance, end of year	$13.1	$22.8	$16.6

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized expense of $0.1, $0.1 and $0.1 of interest and penalties on its statement of operations for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021, respectively. The Company had approximately $1.5 and $1.4 of accrued interest and penalties at April 1, 2023 and April 2, 2022, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending April 1, 2024, due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $2.1.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending March 28, 2020, although certain tax credits generated in earlier years are open under statute from April 1, 2006. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before March 28, 2020.

17. Stockholders’ Equity

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

On September 24, 2021, we completed an offering of 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in a public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), including 600,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the MCPS offering to purchase additional shares solely to cover over-allotments. The trading symbol for the MCPS is “RBCP.” The net proceeds from the offering were approximately $445.3 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the purchase price for the acquisition of Dodge.

Holders of MCPS are entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.00% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations that sets forth the rights, preferences and privileges of the MCPS. The Company made dividend payments of $5.8 on April 15, 2022, $5.7 on July 15, 2022, $5.7 on October 17, 2022, and $5.7 on January 17, 2023. The Company also had accrued $4.9 as of April 1, 2023 for dividends that were to be paid on April 17, 2023.

The MCPS has a liquidation preference of $100 per share plus accrued and unpaid dividends. As of April 1, 2023, the MCPS had an aggregate liquidation preference of $464.9.

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

On September 24, 2021, we completed an offering of 3,450,000 shares of common stock in a public offering registered under the Securities Act at an offering price of $185 per share, including 450,000 shares issued pursuant to the full exercise of the option granted to the underwriters of the offering to purchase additional shares. The net proceeds from the offering were approximately $605.5 after deducting underwriting discounts and commissions and offering expenses. On November 1, 2021, the Company used the proceeds to fund a portion of the cash purchase price for the acquisition of Dodge.

Long-Term Equity Incentive Plans

2013 Long-Term Incentive Plan. The 2013 Long-Term Incentive Plan provided for grants of stock options, stock appreciation rights, restricted stock and performance awards. The purpose of the Plan was to provide our directors, officers and other employees and persons who engage in services for us with incentives to maximize stockholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under the Plan. The Company’s Compensation Committee administers the Plan. The Company’s Board also has the authority to administer the Plan and to take all actions that the Compensation Committee is otherwise authorized to take under the Plan. The terms and conditions of each award made under the Plan, including vesting requirements, is set forth consistent with the Plan in a written agreement with the grantee.

2017 Long-Term Incentive Plan. The 2017 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the Plan. The purpose of the Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under the Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company may grant shares of restricted stock to its employees and directors in the future under the Plan. The Company’s Compensation Committee administers the Plan. The Company’s Board also has the authority to administer the Plan and to take all actions that the Compensation Committee is otherwise authorized to take under the Plan. The terms and conditions of each award made under the Plan, including vesting requirements, is set forth consistent with the Plan in a written agreement with the grantee.

2021 Long-Term Incentive Plan. The 2021 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the Plan. The purpose of the Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under the Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company may grant shares of restricted stock to its employees and directors in the future under the Plan. The Company’s Compensation Committee administers the Plan. The Company’s Board also has the authority to administer the Plan and to take all actions that the Compensation Committee is otherwise authorized to take under the Plan. The terms and conditions of each award made under the Plan, including vesting requirements, is set forth consistent with the Plan in a written agreement with the grantee.

Stock Options. Under the Plans, the Compensation Committee or the Board may approve the award of grants of incentive stock options and other non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Plan, and it may not approve an award of incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $0.1 determined at the time of grant. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. Under the Plans, any incentive stock option must be exercised within seven years of the date of grant. Under the Plans, the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of the Company’s voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant. As of April 1, 2023, there were 92,736 outstanding options to purchase shares of common stock granted under the 2013 Long-Term Incentive Plan, 92,336 of which were exercisable. As of April 1, 2023, there were 530,899 outstanding options to purchase shares of common stock granted under the 2017 Long-Term Incentive Plan, 184,437 of which were exercisable. As of April 1, 2023, there were no outstanding options to purchase shares of common stock granted under the 2021 Long-Term Incentive Plan.

Restricted Stock. Under the Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under the 2017 and 2021 Long-Term Incentive Plans, the number of shares that may be used for restricted stock or restricted unit grants under the Plan may not exceed 50% of the total authorized number of shares under the Plan. As of April 1, 2023, there were 2,000, 190,124 and zero shares of restricted stock outstanding under the 2013, 2017 and 2021 Long-Term Incentive Plans, respectively.

Performance Awards. The Compensation Committee may approve the grant of performance awards contingent upon achievement by the grantee or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units, the value of which is established at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. Certain senior executive officers receive performance awards in the form of stock options and restricted stock, as described in the preceding paragraphs.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Plans. The exercise price of a SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR was granted. Upon exercise of a SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the Plans as of April 1, 2023.

Amendment and Termination of the Plans. Except as otherwise provided in an award agreement, the Board of Directors, without approval of the stockholders, may amend or terminate the Plans, except that no amendment will become effective without prior approval of the stockholders of the Company if stockholder approval would be required by applicable law or regulations, including if required (i) under the provisions of Section 409A or any successor thereto, (ii) under the provisions of Section 422 of the Code or any successor thereto, or (iii) by any listing requirement of the principal stock exchange on which the common stock is then listed. Subject to the provisions of an award agreement, which may be more restrictive, no termination of the Plans shall materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives previous granted under the Plans.

A summary of the status of the Company’s stock options outstanding as of April 1, 2023 and changes during the year then ended is presented below. All cashless exercises of options are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in millions)
Outstanding, April 2, 2022	695,887	$141.36	4.1	$38.3
Awarded	46,985	207.06
Exercised	(116,563)	99.89
Forfeitures	(2,332)	172.27
Expirations	(342)	133.67
Outstanding, April 1, 2023	623,635	$153.95	3.7	$49.2

Exercisable, April 1, 2023	276,773	$132.86	2.7	$27.6

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	3.05%	0.95%	0.35%
Expected volatility	45.57%	43.43%	41.35%

The weighted average fair value per share of options granted was $90.39 in fiscal 2023, $76.65 in fiscal 2022 and $52.78 in fiscal 2021.

The Company recorded $2.4 (net of taxes of $0.7) in compensation in fiscal 2023 related to option awards. As of April 1, 2023, there was $8.2 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5 years. The total intrinsic value of options exercised in fiscal 2023, 2022 and 2021 was $16.9, $11.9 and $12.7, respectively.

Of the total awards outstanding at April 1, 2023, 620,981 were either fully vested or are expected to vest. These shares have a weighted average exercise price of $153.80, an intrinsic value of $49.0 and a weighted average contractual term of 3.7 years.

A summary of the status of the Company’s restricted stock outstanding as of April 1, 2023 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, April 2, 2022	228,649	$169.69
Granted	69,004	201.60
Vested	(102,772)	159.71
Forfeitures	(2,757)	158.23
Non-vested, April 1, 2023	192,124	$186.67

The weighted average fair value per share of restricted stock awards granted was $201.60 in fiscal 2023, $198.04 in fiscal 2022 and $153.70 in fiscal 2021.

The Company recorded $8.4 (net of taxes of $2.5) in compensation in fiscal 2023 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2023, 2022, and 2021 was $21.2, $22.1 and $19.5 , respectively. Unrecognized expense for restricted stock was $16.3 at April 1, 2023. This cost is expected to be recognized over a weighted average period of approximately 2.8 years.

18. Commitments and Contingencies

As of April 1, 2023, approximately 6% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2023, 2022 and 2021, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2024 or 2025.

Investigation and remediation of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facility in Hartsville, South Carolina. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude remediation and monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring.

On March 9, 2022 and March 21, 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act, 31 U.S.C. § 3733 (the “FCA”). The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. As the investigation is in its early stages, it is not possible to determine whether the investigation will have a material adverse effect, if any, on the Company.

Besides the matter described in the previous paragraph, from time to time we are involved in litigation that arises in the ordinary course of business, but we do not believe that any such litigation in which we are currently involved, either individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, operating results, cash flow or prospects.

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (“ERP”) system for Dodge. These ERP license costs of $10.5 will be incurred over a five-year period.

19. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Plant consolidation and restructuring costs	$2.5	$1.1	$2.9
Acquisition costs and transition services	8.9	30.6	—
Provision for doubtful accounts	0.8	0.5	0.5
Amortization of intangibles	69.1	34.7	10.2
Loss on disposal of assets	0.3	0.3	1.3
Other expense	0.5	1.2	1.8
	$82.1	$68.4	$16.7

20. Reportable Segments

The Company operates through operating segments and reports its financial results based on how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Our operating segments are our reportable segments. These reportable segments are Aerospace/Defense and Industrial and are described below.

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

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net External Sales
Aerospace/Defense	$430.3	$381.5	$396.2
Industrial	1,039.0	561.4	212.8
	$1,469.3	$942.9	$609.0
Gross Margin
Aerospace/Defense	$171.0	$155.1	$161.2
Industrial	433.8	202.0	72.9
	$604.8	$357.1	$234.1
Selling, General and Administrative Expenses
Aerospace/Defense	$31.1	$29.0	$29.1
Industrial	122.5	58.6	18.0
Corporate	76.1	80.0	55.7
	$229.7	$167.6	$102.8
Operating Income
Aerospace/Defense	$132.7	$117.8	$122.4
Industrial	236.5	107.5	52.9
Corporate	(76.2)	(104.2)	(60.7)
	$293.0	$121.1	$114.6
Total Assets
Aerospace/Defense	$749.8	$776.5	$792.3
Industrial	3,845.7	3,920.9	357.4
Corporate	94.9	148.0	284.6
	$4,690.4	$4,845.4	$1,434.3
Capital Expenditures
Aerospace/Defense	$9.5	$7.5	$8.7
Industrial	29.1	19.3	3.0
Corporate	3.4	3.0	0.1
	$42.0	$29.8	$11.8
Depreciation & Amortization
Aerospace/Defense	$18.6	$19.1	$19.9
Industrial	93.4	43.1	9.6
Corporate	3.4	3.3	3.2
	$115.4	$65.5	$32.7
Geographic External Sales
Domestic	$1,292.9	$833.4	$546.0
Foreign	176.4	109.5	63.0
	$1,469.3	$942.9	$609.0
Geographic Long-Lived Assets
Domestic	$360.7	$373.0	$188.4
Foreign	56.0	58.2	55.5
	$416.7	$431.2	$243.9

21. Related Party Transactions

Equity Method Investee

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC (“CoLinx”), includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings Incorporated and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Industrial segment. RBC Bearings Incorporated became a part of this joint venture as a result of the acquisition of Dodge on November 1, 2021. Total purchases from CoLinx for the fiscal years ended April 1, 2023 and April 2, 2022 were $18.4 and $7.2, respectively, and were included within selling, general and administrative costs on the consolidated statements of operations. Amounts outstanding in respect of these transactions were payables of $1.8 and $2.5 as of April 1, 2023 and April 2, 2022, respectively, and were included within accounts payable on the consolidated balance sheets. No dividends were received from CoLinx during the periods presented. The Company does not have any other equity method investees. The Company does not have any other significant related party transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s management believes that its disclosure controls and procedures were effective as of April 1, 2023.

Remediation of Previously Reported Material Weaknesses

To address the previously reported material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Company’s Form 10-K/A filed with the SEC on August 5, 2022, the Company enhanced and revised the design of existing controls and procedures to properly consider all relevant terms within executive employment agreements and account for them, accordingly. During the fourth quarter of fiscal 2023, the Company successfully completed the testing necessary to conclude that the material weakness had been remediated.

Changes in Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2023 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 1, 2023.

The effectiveness of our internal control over financial reporting as of April 1, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 19, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 1, 2023 and the related notes and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

May 19, 2023

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevents Inspections

Not applicable.

PART III

The information called for by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, will be included in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended April 1, 2023 and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets at April 1, 2023 and April 2, 2022;

●	Consolidated Statements of Operations for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021;

●	Consolidated Statements of Comprehensive Income for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021;

●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021;

●	Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021; and

●	Notes to Consolidated Financial Statements.

(2) For a list of the Company’s Financial Statement Schedules, see Item 15(c) of this Annual Report on Form 10-K.

(3) For a list of the exhibits required by Regulation S-K, see Item 15(b) of this Annual Report on Form 10-K.

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

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock (filed as Exhibit 4.1 to Annual Report on Form 10-K dated May 26, 2021).
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Certificate of Designation for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 24, 2021).
4.4	Form of stock certificate for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2021)
4.5	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.6	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1	Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 9, 2022).
10.2	Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Dr. Michael J. Hartnett (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 4, 2022).
10.3	Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated June 9, 2022).
10.4	Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated August 4, 2022).
10.5	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.6	Change in Control Letter Agreement for Patrick S. Bannon (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 3, 2017).
10.7	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.8	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.9	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.10	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2021).

10.11	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).
10.12	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.13	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.14	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.15	Stock and Asset Purchase Agreement, dated as of July 24, 2021, by and between ABB Asea Brown Boveri Ltd as Seller and RBC Bearings Incorporated as Purchaser (filed as Exhibit 2.1 to Current Report on Form 8-K dated July 26, 2021).
10.16	First Amendment to Credit Agreement, dated as of December 5, 2022, by and among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.01 to Current Report on Form 8-K dated December 7, 2022).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(principal executive officer and chairman)
Date: May 19, 2023

/s/ Daniel A. Bergeron	Chief Operating Officer
Daniel A. Bergeron
Date: May 19, 2023

/s/ Robert M. Sullivan	Chief Financial Officer
Robert M. Sullivan	(principal financial officer)
Date: May 19, 2023

/s/ Matthew J. Tift	Corporate Controller
Matthew J. Tift
Date: May 19, 2023

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 19, 2023

/s/ Dolores J. Ennico	Director
Dolores J. Ennico
Date: May 19, 2023

/s/ Edward D. Stewart	Director
Edward D. Stewart
Date: May 19, 2023

/s/ Dr. Steven H. Kaplan	Director
Dr. Steven H. Kaplan
Date: May 19, 2023

/s/ Michael H. Ambrose	Director
Michael H. Ambrose
Date: May 19, 2023

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 19, 2023