Form 10-Q
period 2023-07-01
RBC Bearings INC
filed 2023-08-04
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number:  001-40840

RBC BEARINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-4372080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tribology Center Oxford, CT	06478
(Address of principal executive offices)	(Zip Code)

(203) 267-7001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per-share	RBC	The New York Stock Exchange
5.00% Series A Mandatory Convertible Preferred Stock, par value $0.01 per-share	RBCP	The New York Stock Exchange

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

As of July 28, 2023, RBC Bearings Incorporated had 29,056,110 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except share and per-share data)

	July 1, 2023	April 1, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$56.7	$65.4
Accounts receivable, net of allowance for doubtful accounts of $4.0 as of July 1, 2023 and $3.7 as of April 1, 2023	251.8	239.6
Inventory	603.3	587.2
Prepaid expenses and other current assets	23.7	21.1
Total current assets	935.5	913.3
Property, plant and equipment, net	370.5	375.3
Operating lease assets, net	42.1	41.4
Goodwill	1,870.9	1,869.8
Intangible assets, net	1,435.9	1,452.9
Other noncurrent assets	42.5	37.7
Total assets	$4,697.4	$4,690.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140.0	$146.8
Accrued expenses and other current liabilities	166.8	153.4
Current operating lease liabilities	7.6	7.6
Current portion of long-term debt	1.6	1.5
Total current liabilities	316.0	309.3
Long-term debt, less current portion	1,343.3	1,393.5
Long-term operating lease liabilities	34.9	33.9
Deferred income taxes	292.5	295.1
Other noncurrent liabilities	123.0	122.7
Total liabilities	2,109.7	2,154.5

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of July 1, 2023 and April 1, 2023; issued shares: 4,600,000 as of July 1, 2023 and April 1, 2023	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 as of July 1, 2023 and April 1, 2023; issued shares: 30,056,347 and 29,989,948 as of July 1, 2023 and April 1, 2023, respectively	0.3	0.3
Additional paid-in capital	1,595.8	1,589.9
Accumulated other comprehensive income/(loss)	4.3	(4.1)
Retained earnings	1,074.2	1,029.9
Treasury stock, at cost; 999,202 shares and 966,398 shares as of July 1, 2023 and April 1, 2023, respectively	(86.9)	(80.1)
Total stockholders’ equity	2,587.7	2,535.9
Total liabilities and stockholders’ equity	$4,697.4	$4,690.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except share and per-share data)

(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net sales	$387.1	$354.1
Cost of sales	219.2	212.9
Gross margin	167.9	141.2
Operating expenses:
Selling, general and administrative	64.7	55.8
Other, net	18.2	20.9
Total operating expenses	82.9	76.7
Operating income	85.0	64.5
Interest expense, net	20.5	15.8
Other non-operating expense	0.5	0.8
Income before income taxes	64.0	47.9
Provision for income taxes	14.0	10.5
Net income	50.0	37.4
Preferred stock dividends	5.7	5.7
Net income attributable to common stockholders	$44.3	$31.7

Net income per common share attributable to common stockholders:
Basic	$1.53	$1.11
Diluted	$1.52	$1.09
Weighted average common shares:
Basic	28,846,874	28,670,488
Diluted	29,114,819	28,944,955

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net income	$50.0	$37.4
Pension and postretirement liability adjustments, net of taxes (1)	0.5	0.5
Change in fair value of derivative (2)	4.8	—
Foreign currency translation adjustments	3.1	(6.4)
Total comprehensive income	$58.4	$31.5

(1)	These adjustments were net of tax expense of $0.2 for each of the three-month periods ended July 1, 2023 and July 2, 2022.

(2)	These adjustments were net of tax expense of $1.4 for the three-month period ended July 1, 2023.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

 (dollars in millions, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	50.0	—	—	50.0
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(32,804)	(6.8)	(6.8)
Exercise of equity awards	11,772	—	—	—	1.0	—	—	—	—	1.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	54,627	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax expense of $1.4	—	—	—	—	—	4.8	—	—	—	4.8
Currency translation adjustments	—	—	—	—	—	3.1	—	—	—	3.1
Balance at July 1, 2023	30,056,347	$0.3	4,600,000	$0.0	$1,595.8	$4.3	$1,074.2	(999,202)	$(86.9)	$2,587.7

See accompanying notes.

RBC Bearings Incorporated

 Consolidated Statements of Stockholders’ Equity (continued)

(dollars in millions, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	37.4	—	—	37.4
Stock-based compensation	—	—	—	—	3.8	—	—	—	—	3.8
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(6.0)	(6.0)
Exercise of equity awards	13,713	—	—	—	1.5	—	—	—	—	1.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6.4)	—	—	—	(6.4)
Balance at July 2, 2022	29,877,876	$0.3	4,600,000	$0.0	$1,569.6	$(11.7)	$917.8	(958,791)	$(78.4)	$2,397.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$50.0	$37.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.7	28.6
Deferred income taxes	(2.6)	(4.1)
Amortization of deferred financing costs	0.9	2.3
Stock-based compensation	5.4	3.8
Noncash operating lease expense	1.7	1.7
Loss on disposition of assets	0.2	(0.0)
Consolidation, restructuring, and other noncash charges	0.3	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12.0)	11.4
Inventory	(15.6)	(28.2)
Prepaid expenses and other current assets	(2.1)	(2.8)
Other noncurrent assets	(2.6)	(4.3)
Accounts payable	(6.8)	3.7
Accrued expenses and other current liabilities	13.0	13.3
Other noncurrent liabilities	2.2	(3.8)
Net cash provided by operating activities	61.7	59.0

Cash flows from investing activities:
Capital expenditures	(6.7)	(7.9)
Proceeds from sale of assets	0.2	0.1
Purchase price adjustments for acquisition of business	-	23.0
Net cash (used in)/provided by investing activities	(6.5)	15.2

Cash flows from financing activities:
Repayments of term loans	(50.0)	(125.0)
Repayments of notes payable	(1.1)	(0.1)
Principal payments on finance lease obligations	(1.0)	(1.1)
Preferred stock dividends paid	(5.7)	(5.7)
Exercise of stock options	1.0	1.5
Repurchase of common stock	(6.8)	(6.0)
Net cash used in financing activities	(63.6)	(136.4)

Effect of exchange rate changes on cash	(0.3)	(1.1)

Cash and cash equivalents:
Decrease during the period	(8.7)	(63.3)
Cash and cash equivalents, at beginning of period	65.4	182.9
Cash and cash equivalents, at end of period	$56.7	$119.6

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1.1	$0.9
Interest	25.1	19.3

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except share and per-share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

These financial statements reflect all adjustments, accruals, and estimates, consisting only of items of a normal recurring nature, that are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report.

The results of operations for the three-month period ended July 1, 2023 are not necessarily indicative of the operating results for the entire fiscal year ending March 30, 2024. The three-month periods ended July 1, 2023 and July 2, 2022 each included 13 weeks. All quantitative data contained in these financial statements and footnotes is stated in millions, except for share and per-share data and number of facilities.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended
	July 1, 2023	July 2, 2022
Aerospace/Defense	$120.5	$99.4
Industrial	266.6	254.7
Total	$387.1	$354.1

The following table disaggregates total revenue by geographic origin:

	Three Months Ended
	July 1, 2023	July 2, 2022
United States	$341.3	$310.6
International	45.8	43.5
Total	$387.1	$354.1

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended
	July 1, 2023	July 2, 2022
Point-in-time	98%	98%
Over time	2%	2%
Total	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $413.4 at July 1, 2023. The Company expects to recognize revenue on approximately 63% and 90% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of July 1, 2023 and April 1, 2023, current contract assets were $5.3 and $4.5, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of July 1, 2023 and April 1, 2023, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of July 1, 2023 and April 1, 2023, current contract liabilities were $23.1 and $20.6, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three months ended July 1, 2023, the Company recognized revenues of $4.6 that were included in the contract liability balance as of April 1, 2023. For the three months ended July 2, 2022, the Company recognized revenues of $3.9 that were included in the contract liability balance at April 2, 2022.

As of July 1, 2023 and April 1, 2023, noncurrent contract liabilities were $21.4 and $19.8, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts and the right to return eligible products. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $40.2 and $39.6 at July 1, 2023 and April 1, 2023, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivative, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivative	Pension and Postretirement Liability	Total
Balance at April 1, 2023	$(4.6)	$(2.2)	$2.7	$(4.1)
Other comprehensive income/(loss) before reclassifications	3.1	—	—	3.1
Amounts recorded in/reclassified from accumulated other comprehensive income/(loss)	—	4.8	0.5	5.3
Net current period other comprehensive income/(loss)	3.1	4.8	0.5	8.4
Balance at July 1, 2023	$(1.5)	$2.6	$3.2	$4.3

5. Net income Per-share Attributable to Common Stockholders

Basic net income per-share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per-share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the outstanding 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to common shares.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income per-share attributable to common stockholders by adjusting the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the three-month periods ended July 1, 2023 and July 2, 2022, respectively, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per-share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended July 1, 2023, 125,898 employee stock options and 485 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the three months ended July 2, 2022, 202,894 employee stock options and 29,054 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share attributable to common stockholders.

	Three Months Ended
	July 1, 2023	July 2, 2022
Net income	$50.0	$37.4
Preferred stock dividends	5.7	5.7
Net income attributable to common stockholders	$44.3	$31.7
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	28,846,874	28,670,488
Effect of dilution due to employee stock awards	267,945	274,467
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,114,819	28,944,955
Basic net income per share attributable to common stockholders	$1.53	$1.11
Diluted net income per share attributable to common stockholders	$1.52	$1.09

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $448.0 and $450.0 at July 1, 2023 and April 1, 2023, respectively. The carrying value of this debt was $493.5 at July 1, 2023 and $493.3 at April 1, 2023. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $3.4 at July 1, 2023, and is included in other noncurrent assets on the Company’s consolidated balance sheets, and $2.8 at April 1, 2023, and is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The fair value of the interest rate swap is measured using Level 2 inputs.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	July 1, 2023	April 1, 2023
Raw materials	$131.6	$132.4
Work in process	141.7	132.5
Finished goods	330.0	322.3
	$603.3	$587.2

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 1, 2023	$194.1	$1,675.7	$1,869.8
Currency translation adjustments	—	1.1	1.1
July 1, 2023	$194.1	$1,676.8	$1,870.9

Intangible Assets

		July 1, 2023		April 1, 2023
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$18.9	$50.7	$18.4
Customer relationships and lists	24	1,294.0	120.0	1,293.7	106.5
Trade names	25	215.4	25.6	215.4	23.3
Patents and trademarks	16	13.6	7.3	13.4	7.2
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	15.2	5.5	15.2	4.4
Other	5	1.1	1.1	1.1	1.1
		1,590.4	178.8	1,589.9	161.3
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,614.7	$178.8	$1,614.2	$161.3

Amortization expense for definite-lived intangible assets during the three-month periods ended July 1, 2023 and July 2, 2022 was $17.5 and $17.3, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2024 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2024	$53.0
Fiscal 2025	70.5
Fiscal 2026	67.7
Fiscal 2027	65.9
Fiscal 2028	63.6
Fiscal 2029	63.6
Fiscal 2030 and thereafter	1,027.3

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	July 1, 2023	April 1, 2023
Employee compensation and related benefits	$33.4	$34.7
Taxes	34.5	17.5
Contract liabilities	23.1	20.6
Accrued rebates	40.2	39.6
Current finance lease liabilities	5.3	5.2
Accrued preferred stock dividends	4.9	4.9
Interest	5.1	10.6
Returns and warranties	7.6	7.5
Other	12.7	12.8
	$166.8	$153.4

10. Debt

Domestic Credit Facility

On November 1, 2021 RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial, Inc. (“Dodge”) and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”). Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022 the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of July 1, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13, Derivative Financial Instruments.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $850.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of July 1, 2023, the Company was in compliance with all debt covenants.

The Credit Agreement allows the Company to, among other things, make distributions to stockholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the assets of the Company and its domestic subsidiaries.

As of July 1, 2023, $850.0 was outstanding under the Term Loan and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 under the Revolving Credit Facility.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the Credit Agreement.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.4 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of July 1, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

The balances payable under all our borrowing facilities are as follows:

	July 1, 2023	April 1, 2023
Revolver and term loan facilities	$850.0	$900.0
Senior notes	500.0	500.0
Debt issuance costs	(12.9)	(13.7)
Other	7.8	8.7
Total debt	1,344.9	1,395.0
Less: current portion	1.6	1.5
Long-term debt	$1,343.3	$1,393.5

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

The effective income tax rates for the three-month periods ended July 1, 2023 and July 2, 2022, were 21.9% and 21.8%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, which increased the rate.

The effective income tax rate for the three-month period ended July 1, 2023 of 21.9% included $0.4 of discrete tax benefits associated with stock-based compensation and $0.1 of discrete tax benefits associated with other items. The effective income tax rate without discrete items for the three-month period ended July 1, 2023 would have been 22.6%. The effective income tax rate for the three-month period ended July 2, 2022 of 21.8% includes $0.6 of discrete tax benefit associated with stock-based compensation, along with $0.1 of discrete tax benefit for the release of unrecognized tax positions associated with a statute of limitations expiration. The effective income tax rate without discrete items for the three-month period ended July 2, 2022 would have been 23.1%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $2.1.

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

	Three Months Ended
	July 1, 2023	July 2, 2022
Net External Sales
Aerospace/Defense	$120.5	$99.4
Industrial	266.6	254.7
	$387.1	$354.1
Gross Margin
Aerospace/Defense	$47.3	$38.6
Industrial	120.6	102.6
	$167.9	$141.2
Selling, General & Administrative Expenses
Aerospace/Defense	$9.1	$7.5
Industrial	34.0	30.0
Corporate	21.6	18.3
	$64.7	$55.8
Operating Income
Aerospace/Defense	$36.8	$29.5
Industrial	71.1	53.3
Corporate	(22.9)	(18.3)
	$85.0	$64.5

	July 1, 2023	April 1, 2023
Total Assets
Aerospace/Defense	$762.6	$749.8
Industrial	3,846.7	3,845.7
Corporate	88.1	94.9
	$4,697.4	$4,690.4

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of the derivative are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of July 1, 2023, approximately 81.4% of our debt bears interest at a fixed rate. The notional on the Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income/(loss) derivative component balance was a $2.6 gain at July 1, 2023 and a $2.2 loss at April 1, 2023, net of taxes. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this MD&A presentation are stated in millions except for per share amounts.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (r) we may be required to make significant future contributions to our pension plan; (s) we may incur material losses for product liability and recall-related claims; (t) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (u) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (v) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (w) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (x) litigation could adversely affect our financial condition; (y) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (z) risks associated with utilizing information technology systems could adversely affect our operations; (aa) our quarterly performance can be affected by the timing of government product inspections and approvals; (bb) we may not be able to efficiently complete the integration of Dodge into our operations; (cc) we may fail to realize some or all of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (dd) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (ee) increases in interest rates would increase the cost of servicing the Term Loan and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

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

Our chief operating decision maker (“CODM”) makes operating decisions, assesses the performance of the business, and allocates resources under two reportable business segments – Aerospace/Defense and Industrial:

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

Outlook

Our net sales for the three-month period ended July 1, 2023 increased 9.3% compared to the same period last fiscal year. The increase in net sales was a result of a 4.7% increase in our Industrial segment and 21.2% increase in our Aerospace/Defense segment. Our backlog, as of July 1, 2023, was $641.1 compared to $663.8 as of April 1, 2023. These figures only include orders from our Sargent marine and Sargent aerospace businesses, which are primarily defense orders, that will be fulfilled within 12 months of the balance sheet dates. Including all orders from our Sargent marine and Sargent aerospace businesses, our backlog as of July 1, 2023 was $765.2 compared to $759.4 as of April 1, 2023.

We are continuing to see the recovery of the commercial aerospace business, which experienced a 28.3% increase in net sales for the three-month period ended July 1, 2023 versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense sales, which represented approximately 31.2% of segment sales during the quarter, were up 7.9% year over year. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of marine orders in our backlog.

The increase in our Industrial sales reflected a pattern of sustained growth over the last fiscal year, with strong results in several areas. Our core industrial business during the quarter continued a pattern of growth which is expected to continue into future periods.

The Company expects net sales to be approximately $380.0 to $390.0 in the second quarter of fiscal 2024.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of July 1, 2023, we had cash and cash equivalents of $56.7, of which approximately $32.4 was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Total net sales	$387.1	$354.1	$33.0	9.3%

Net income attributable to common stockholders	$44.3	$31.7	$12.6	39.7%

Net income per-share attributable to common stockholders: diluted	$1.52	$1.09
Weighted average common shares: diluted	29,114,819	28,944,955

Our net sales for the three-month period ended July 1, 2023 increased 9.3% compared to the same period last fiscal year. Net sales in our Industrial segment increased 4.7% year over year. This reflected a pattern of sustained growth, with strong results in areas including our core industrial markets of aggregate and cement, food and beverage, mining and metals and general industrial distribution. Net sales in our Aerospace/Defense segment increased 21.2% year over year, led by commercial OEM and the aftermarket, which was up 28.3% compared to the same period in the prior year. Defense sales increased 7.9% compared to the same period in the prior year, driven by aerospace and marine. The increase in commercial aerospace reflected recovery in orders from large OEMs as build rates escalate and our expansion in the aftermarket.

Net income attributable to common stockholders for the first quarter of fiscal 2024 was $44.3 compared to $31.7 for the same period last fiscal year. Net income for the first quarter of fiscal 2023 was affected by approximately $3.8 of pre-tax transition services costs and other costs associated with the Dodge acquisition.

Gross Margin

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Gross Margin	$167.9	$141.2	$26.7	18.9%
% of net sales	43.4%	39.9%

Gross margin was 43.4% of net sales for the first quarter of fiscal 2024 compared to 39.9% for the first quarter of fiscal 2023. The increase in gross margin as a percentage of net sales was driven by increased volumes, manufacturing efficiencies achieved and product mix.

Selling, General and Administrative

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

SG&A	$64.7	$55.8	$8.9	15.8%
% of net sales	16.7%	15.8%

SG&A for the first quarter of fiscal 2024 was $64.7, or 16.7% of net sales, as compared to $55.8, or 15.8% of net sales, for the same period of fiscal 2023. The increase in SG&A was primarily driven by increased personnel costs, freight costs, IT costs and other professional fees.

Other, Net

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Other, net	$18.2	$20.9	$(2.7)	(12.9)%
% of net sales	4.7%	5.9%

Other operating expenses for the first quarter of fiscal 2024 totaled $18.2 compared to $20.9 for the same period last fiscal year. For the first quarter of fiscal 2024, other operating expenses included $17.5 of amortization of intangible assets and $0.7 of other items. For the first quarter of fiscal 2023, other operating expenses included $3.8 of transition services costs and other costs associated with the Dodge acquisition and $17.3 of amortization of intangible assets partially offset by $0.2 of other income.

Interest Expense, Net

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Interest expense, net	$20.5	$15.8	$4.7	29.6%
% of net sales	5.3%	4.5%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $20.5 for the first quarter of fiscal 2024 compared to $15.8 for the same period last fiscal year. The rise in interest rates since the beginning of 2022 have resulted in additional interest expense on our variable-rate debt. As discussed within the “Liquidity and Capital Resources” section below, we have fixed the majority of our remaining variable-rate debt with an interest rate swap.

Other Non-Operating Expense/(Income)

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Other non-operating expense /(income)	$0.5	$0.8	$(0.3)	(31.3)%
% of net sales	0.1%	0.2%

Other non-operating expenses were $0.5 for the first quarter of fiscal 2024 compared to $0.8 for the same period in the prior year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	July 1, 2023	July 2, 2022

Income tax expense	$14.0	$10.5
Effective tax rate	21.9%	21.8%

Income tax expense for the three-month period ended July 1, 2023 was $14.0 compared to $10.5 for the three-month period ended July 2, 2022. Our effective income tax rate for the three-month period ended July 1, 2023 was 21.9% compared to 21.8% for the three-month period ended July 2, 2022. The effective income tax rate for the three-month period ended July 1, 2023 of 21.9% included $0.4 of tax benefits associated with stock-based compensation and $0.1 of tax benefits associated with other items. The effective income tax rate without discrete items for the three-month period ended July 1, 2023 would have been 22.6%. The effective income tax rate for the three-month period ended July 2, 2022 of 21.8% included $0.6 of tax benefits associated with stock-based compensation; the effective income tax rate without these items would have been 23.1%.

Segment Information

Our CODM makes operating decisions, assesses the performance of the business, and allocates resources under two operating segments: Aerospace/Defense; and Industrial. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Total net sales	$120.5	$99.4	$21.1	21.2%

Gross margin	$47.3	$38.6	$8.7	22.6%
% of segment net sales	39.3%	38.8%

SG&A	$9.1	$7.5	$1.6	22.3%
% of segment net sales	7.6%	7.5%

Net sales increased $21.1, or 21.2%, for the three months ended July 1, 2023 compared to the same period last fiscal year. Commercial aerospace increased during the period 28.3% year over year. This was driven by a continued recovery as build rates and orders escalate in the OEM markets and the aftermarket begins to pick up. Our defense markets, which represented approximately 31.2% of segment sales, increased by 7.9% year over year, led by improved sales in aerospace and marine. Overall distribution and aftermarket sales, which represented 20.4% of segment sales, increased 21.3% year over year.

Gross margin as a percentage of segment net sales was 39.3% for the first quarter of fiscal 2024 compared to 38.8% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was driven by efficiencies achieved at the plants in part due to increased sales volumes. This margin improvement is expected to continue as the commercial aerospace industry continues to expand. In addition, we have a substantial amount of defense orders in our backlog that we are gearing up to fulfill over the next 12 months which we expect will contribute to margin expansion.

Industrial Segment

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

Total net sales	$266.6	$254.7	$11.9	4.7%

Gross margin	$120.6	$102.6	$18.0	17.5%
% of segment net sales	45.2%	40.3%

SG&A	$34.0	$30.0	$4.0	13.5%
% of segment net sales	12.8%	11.8%

Net sales increased $11.9, or 4.7%, for the three months ended July 1, 2023 compared to the same period last fiscal year. The increase was primarily due to the continued performance in our core industrial markets of aggregate and cement, food and beverage, mining and metals and general industrial distribution. Sales to distribution and the aftermarket represented 68.2% of segment sales for the quarter.

Gross margin for the three months ended July 1, 2023 was 45.2% of net sales, compared to 40.3% in the comparable period in fiscal 2023. The improved gross margin was due to improved volumes, product mix and better manufacturing efficiencies achieved at the plants.

Corporate

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change

SG&A	$21.6	$18.3	$3.3	17.0%
% of total net sales	5.6%	5.2%

Corporate SG&A was $21.6, or 5.6% of net sales, for the first quarter of fiscal 2024 compared to $18.3, or 5.2% of net sales, for the same period last fiscal year. The year over year increase was primarily due to increases in personnel costs and professional fees.

Liquidity and Capital Resources

Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed in fiscal 2022. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sales of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility (which expires in November 2026) will provide adequate resources to fund internal growth initiatives for the foreseeable future.

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

Liquidity

As of July 1, 2023, we had cash and cash equivalents of $56.7, of which approximately $32.4 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Credit Agreement, which was entered into on November 1, 2021 with Wells Fargo and the other lenders party thereto, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility. Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities (i.e., the Term Loan and the Revolving Credit Facility) generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022 the Credit Agreement was amended to replace LIBOR with SOFR (i.e., the secured overnight financing rate administered by the Federal Reserve Bank of New York) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of July 1, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed under “Interest Rate Swap” below.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $850.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of July 1, 2023, the Company was in compliance with all debt covenants.

The Credit Agreement allows the Company to, among other things, make distributions to stockholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the Company complies with certain requirements and limitations of the Credit Agreement.

The Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Agreement, and the Company’s obligations and the domestic subsidiaries’ guaranty are secured by a pledge of substantially all of the assets of the Company and its domestic subsidiaries.

As of July 1, 2023, $850.0 was outstanding under the Term Loan and approximately $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and the Company had the ability to borrow up to an additional $496.3 under the Revolving Credit Facility.

Senior Notes

On October 7, 2021, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029. The net proceeds from the issuance of the Senior Notes were approximately $492.0 after deducting initial purchasers’ discounts and commissions and offering expenses.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the Credit Agreement.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin, entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.4 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of July 1, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

Interest Rate Swap

The Company is exposed to market risks relating to fluctuations in interest rates.

To hedge against this risk, on October 28, 2022, the Company entered into the Swap with a third-party financial counterparty under the Credit Agreement. The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective on December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. RBC receives a variable rate based on one-month Term SOFR and pays a fixed rate of 4.455%. The notional on the Swap amortizes as follows:

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

Cash Flows

Three-month Period Ended July 1, 2023 Compared to the Three-month Period Ended July 2, 2022

The following table summarizes our cash flow activities:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change
Net cash provided by/(used in):
Operating activities	$61.7	$59.0	$2.7
Investing activities	(6.5)	15.2	(21.7)
Financing activities	(63.6)	(136.4)	72.8
Effect of exchange rate changes on cash	(0.3)	(1.1)	0.8
Increase/(decrease) in cash and cash equivalents	$(8.7)	$(63.3)	$54.6

During the first three months of fiscal 2024, we generated cash of $61.7 from operating activities compared to $59.0 during the same period of fiscal 2023. The increase of $2.7 was the result of an increase in net income of $12.6 and a favorable change in non-cash activity of $3.3, partially offset by the unfavorable impact of the net change in operating assets and liabilities of $13.2. The unfavorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $1.6 increase in stock-based compensation, $1.5 increase in deferred taxes, $1.1 increase in depreciation and amortization, $0.3 increase in consolidation and restructuring charges and $0.2 increase in loss on asset dispositions, partially offset by $1.4 less amortization of deferred financing costs.

The following table summarizes the impact of operating assets and liabilities for fiscal 2024 versus fiscal 2023.

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change
Cash provided by/(used in):
Accounts receivable	$(12.0)	$11.4	$(23.4)
Inventory	(15.6)	(28.2)	12.6
Prepaid expenses and other current assets	(2.1)	(2.8)	0.7
Other noncurrent assets	(2.6)	(4.3)	1.7
Accounts payable	(6.8)	3.7	(10.5)
Accrued expenses and other current liabilities	13.0	13.3	(0.3)
Other noncurrent liabilities	2.2	(3.8)	6.0
Total change in operating assets and liabilities:	$(23.9)	$(10.7)	$(13.2)

During the first three months of fiscal 2024, we used $6.5 for investing activities as compared to $15.2 generated in the first three months of fiscal 2023. This decrease from cash generated to cash used was primarily attributable to favorable Dodge acquisition purchase price adjustments during the first three months of fiscal 2023 of $23.0, partially offset by a $1.2 decrease in capital expenditures and a $0.1 increase in proceeds from the sale of assets.

During the first three months of fiscal 2024, we used cash of $63.6 for financing activities compared to $136.4 in the first three months of fiscal 2023. This decrease in cash used was primarily attributable to $74.0 fewer payments made on outstanding debt and $0.1 fewer principal payments made on finance lease obligations, partially offset by a $0.8 increase in repurchases of common stock and $0.5 fewer exercises of stock-based awards.

Capital Expenditures

Our capital expenditures were $6.7 for the three-month period ended July 1, 2023 compared to $7.9 for the three-month period ended July 2, 2022. We expect to make additional capital expenditures of $25.0 to $30.0 during the remainder of fiscal 2024 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1- Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first three months of fiscal 2024.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (“ERP”) system for Dodge. These license costs of $10.5 are being incurred over the five-year period from the execution of the license agreement in May 2022.

Other than the items noted above, we had no significant off-balance sheet arrangements as of July 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 13 in Part I, Item I of this report, we have utilized an interest rate swap to fix a portion of the variable rate interest expense associated with the Term Loan.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations for both the three-month period ended July 1, 2023 and the three-month period ended July 2, 2022. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar as we have seen over the past few years or devaluation in the local currency would reduce the value of our local inventory as presented in our Consolidated Financial Statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of July 1, 2023, the Company had no forward exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2023, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Annual Report with the SEC on May 19, 2023. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report.

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

Total share repurchases under the 2019 plan for the three months ended July 1, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per-share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
04/02/2023 – 04/29/2023	62	$223.59	62	$71.3
04/30/2023 – 05/27/2023	38	224.32	38	71.3
05/28/2023 – 07/01/2023	32,704	206.70	32,704	$64.5
Total	32,804	$206.75	32,804

During the first quarter of fiscal 2024, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 4, 2023

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	August 4, 2023