Form 10-Q
period 2023-09-30
RBC Bearings INC
filed 2023-11-09
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, RBC Bearings Incorporated had 29,084,999 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per-share data)

	September 30, 2023	April 1, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.6	$65.4
Accounts receivable, net of allowance for doubtful accounts of $3.9 as of September 30, 2023 and $3.7 as of April 1, 2023	244.6	239.6
Inventory	615.0	587.2
Prepaid expenses and other current assets	22.0	21.1
Total current assets	938.2	913.3
Property, plant and equipment, net	365.7	375.3
Operating lease assets, net	43.9	41.4
Goodwill	1,873.9	1,869.8
Intangible assets, net	1,427.6	1,452.9
Other noncurrent assets	42.4	37.7
Total assets	$4,691.7	$4,690.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130.6	$146.8
Accrued expenses and other current liabilities	148.3	153.4
Current operating lease liabilities	7.8	7.6
Current portion of long-term debt	1.6	1.5
Total current liabilities	288.3	309.3
Long-term debt, less current portion	1,321.9	1,393.5
Long-term operating lease liabilities	37.0	33.9
Deferred income taxes	288.6	295.1
Other noncurrent liabilities	121.7	122.7
Total liabilities	2,057.5	2,154.5

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of September 30, 2023 and April 1, 2023; issued shares: 4,600,000 as of September 30, 2023 and April 1, 2023	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 as of September 30, 2023 and April 1, 2023; issued shares: 30,084,245 and 29,989,948 as of September 30, 2023 and April 1, 2023, respectively	0.3	0.3
Additional paid-in capital	1,601.1	1,589.9
Accumulated other comprehensive income	(0.2)	(4.1)
Retained earnings	1,120.1	1,029.9
Treasury stock, at cost; 999,938 shares and 966,398 shares as of September 30, 2023 and April 1, 2023, respectively	(87.1)	(80.1)
Total stockholders’ equity	2,634.2	2,535.9
Total liabilities and stockholders’ equity	$4,691.7	$4,690.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$385.6	$369.2	$772.7	$723.3
Cost of sales	219.3	218.1	438.5	431.0
Gross margin	166.3	151.1	334.2	292.3
Operating expenses:
Selling, general and administrative	60.5	57.5	125.2	113.3
Other, net	18.0	21.6	36.2	42.5
Total operating expenses	78.5	79.1	161.4	155.8
Operating income	87.8	72.0	172.8	136.5
Interest expense, net	20.1	18.3	40.6	34.1
Other non-operating expense	0.8	0.2	1.3	1.0
Income before income taxes	66.9	53.5	130.9	101.4
Provision for income taxes	15.2	9.7	29.2	20.2
Net income	51.7	43.8	101.7	81.2
Preferred stock dividends	5.8	5.7	11.5	11.4
Net income attributable to common stockholders	$45.9	$38.1	$90.2	$69.8

Net income per common share attributable to common stockholders:
Basic	$1.59	$1.32	$3.13	$2.43
Diluted	$1.58	$1.31	$3.10	$2.40
Weighted average common shares:
Basic	28,885,411	28,758,403	28,866,142	28,714,445
Diluted	29,138,596	29,093,791	29,126,670	29,020,403

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$51.7	$43.8	$101.7	$81.2
Pension and postretirement liability adjustments, net of taxes (1)	(0.0)	0.5	0.5	1.0
Change in fair value of derivative, net of taxes (2)	0.5	—	5.3	—
Foreign currency translation adjustments	(5.0)	(9.0)	(1.9)	(15.4)
Total comprehensive income	$47.2	$35.3	$105.6	$66.8

(1)	These adjustments were net of tax benefit of $0.0 and net of tax expense of $0.1 for the three-month periods ended September 30, 2023, and October 1, 2022, respectively and net of tax expense of $0.2 and $0.3 for the six-month periods ended September 30, 2023, and October 1, 2022, respectively.
(2)	These adjustments were net of tax expense of $0.1 and $1.5 for the three and six-month periods ended September 30, 2023, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	50.0	—	—	50.0
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(32,804)	(6.8)	(6.8)
Exercise of equity awards	11,772	—	—	—	1.0	—	—	—	—	1.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	54,627	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax expense of $1.4	—	—	—	—	—	4.8	—	—	—	4.8
Currency translation adjustments	—	—	—	—	—	3.1	—	—	—	3.1
Balance at July 1, 2023	30,056,347	$0.3	4,600,000	$0.0	$1,595.8	$4.3	$1,074.2	(999,202)	$(86.9)	$2,587.7
Net income	—	—	—	—	—	—	51.7	—	—	51.7
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Preferred stock dividends	—	—	—	—	—	—	(5.8)	—	—	(5.8)
Repurchase of common stock	—	—	—	—	—	—	—	(736)	(0.2)	(0.2)
Exercise of equity awards	14,013	—	—	—	2.0	—	—	—	—	2.0
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	(0.0)	—	—	—	(0.0)
Issuance of restricted stock, net of forfeitures	13,885	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Currency translation adjustments	—	—	—	—	—	(5.0)	—	—	—	(5.0)
Balance at September 30, 2023	30,084,245	$0.3	4,600,000	$0.0	$1,601.1	$(0.2)	$1,120.1	(999,938)	$(87.1)	$2,634.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	37.4	—	—	37.4
Stock-based compensation	—	—	—	—	3.8	—	—	—	—	3.8
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(6.0)	(6.0)
Exercise of equity awards	13,713	—	—	—	1.5	—	—	—	—	1.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6.4)	—	—	—	(6.4)
Balance at July 2, 2022	29,877,876	$0.3	4,600,000	$0.0	$1,569.6	$(11.7)	$917.8	(958,791)	$(78.4)	$2,397.6
Net income	—	—	—	—	—	—	43.8	—	—	43.8
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(63)	(0.0)	(0.0)
Exercise of equity awards	89,509	0.0	—	—	8.5	—	—	—	—	8.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	8,529	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(9.0)	—	—	—	(9.0)
Balance at October 1, 2022	29,975,914	$0.3	4,600,000	$0.0	$1,582.5	$(20.2)	$955.9	(958,854)	$(78.4)	$2,440.1

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$101.7	$81.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.7	57.1
Deferred income taxes	(6.5)	(6.5)
Amortization of deferred financing costs	1.6	4.3
Stock-based compensation	9.1	8.2
Noncash operating lease expense	3.5	3.6
Loss on disposition of assets	0.4	0.1
Consolidation, restructuring, and other noncash charges	0.6	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3.7)	9.3
Inventory	(24.8)	(45.2)
Prepaid expenses and other current assets	(0.7)	(13.0)
Other noncurrent assets	(2.0)	1.6
Accounts payable	(16.0)	(8.7)
Accrued expenses and other current liabilities	(7.7)	2.4
Other noncurrent liabilities	(0.4)	(6.3)
Net cash provided by operating activities	114.8	88.4

Cash flows from investing activities:
Capital expenditures	(14.2)	(23.1)
Proceeds from sale of assets	0.4	0.5
Acquisition of business/purchase price adjustments for acquisition	(18.7)	23.0
Net cash (used in)/provided by investing activities	(32.5)	0.4

Cash flows from financing activities:
Proceeds received from revolving credit facility	18.0	-
Repayments of term loans	(90.0)	(170.0)
Repayments of notes payable	(1.3)	(0.2)
Principal payments on finance lease obligations	(1.6)	(2.3)
Preferred stock dividends paid	(11.5)	(11.4)
Exercise of stock options	3.0	10.0
Repurchase of common stock	(7.0)	(6.0)
Net cash used in financing activities	(90.4)	(179.9)

Effect of exchange rate changes on cash	(0.7)	(3.3)

Cash and cash equivalents:
Decrease during the period	(8.8)	(94.4)
Cash and cash equivalents, at beginning of period	65.4	182.9
Cash and cash equivalents, at end of period	$56.6	$88.5

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$42.4	$34.9
Interest	39.1	30.1

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except share and per-share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements included with this Quarterly Report on Form 10-Q have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three- and six-month periods ended September 30, 2023 are not necessarily indicative of the operating results for the entire fiscal year ending March 30, 2024. The three-month periods ended September 30, 2023 and October 1, 2022 each included 13 weeks. All dollar amounts contained in these footnotes are stated in millions, except for per-share data.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market, which is how we view our reportable segments (see Note 12):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Aerospace/Defense	$127.3	$103.6	$247.8	$203.0
Industrial	258.3	265.6	524.9	520.3
Total	$385.6	$369.2	$772.7	$723.3

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$342.0	$324.8	$683.3	$635.4
International	43.6	44.4	89.4	87.9
Total	$385.6	$369.2	$772.7	$723.3

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Point-in-time	98%	98%	98%	98%
Over time	2%	2%	2%	2%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $428.7 at September 30, 2023. The Company expects to recognize revenue on approximately 63% and 91% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of September 30, 2023 and April 1, 2023, current contract assets were $6.1 and $4.5, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of September 30, 2023 and April 1, 2023, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of September 30, 2023 and April 1, 2023, current contract liabilities were $20.4 and $20.6, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities offset by revenue recognized on customer contracts. For the three and six months ended September 30, 2023, the Company recognized revenues of $4.7 and $9.3, respectively, that were included in the contract liability balance as of April 1, 2023. For the three and six months ended October 1, 2022, the Company recognized revenues of $3.6 and $7.5, respectively, that were included in the contract liability balance at April 2, 2022.

As of September 30, 2023 and April 1, 2023, noncurrent contract liabilities were $22.4 and $19.8, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, and the right to return eligible products. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $39.3 and $39.6 at September 30, 2023 and April 1, 2023, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivative, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivative	Pension and Postretirement Liability	Total
Balance at April 1, 2023	$(4.6)	$(2.2)	$2.7	$(4.1)
Net loss on foreign currency translation	(1.9)	—	—	(1.9)
Amortization of net loss, net of tax expense of $0.2	—	—	0.5	0.5
Gain on derivative instrument, net of tax expense of $1.5	—	5.3	—	5.3
Net current period other comprehensive income/(loss)	(1.9)	5.3	0.5	3.9
Balance at September 30, 2023	$(6.5)	$3.1	$3.2	$(0.2)

5. Net Income Per Share Attributable to Common Stockholders

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

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be antidilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the September 24, 2021 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is antidilutive, we calculate net income per share attributable to common stockholders by adjusting the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the three-month and six-month periods ended September 30, 2023 and October 1, 2022, respectively, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was antidilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended September 30, 2023, 139,198 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the six months ended September 30, 2023, 140,672 employee stock options and 105 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been antidilutive.

For the three months ended October 1, 2022, 90,796 employee stock options and 485 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the six months ended October 1, 2022, 110,692 employee stock options and 9,780 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been antidilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share attributable to common stockholders.

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net income	$51.7	$43.8	$101.7	$81.2
Preferred stock dividends	5.8	5.7	11.5	11.4
Net income attributable to common stockholders	$45.9	$38.1	$90.2	$69.8

Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	28,885,411	28,758,403	28,866,142	28,714,445
Effect of dilution due to employee stock awards	253,185	335,388	260,528	305,958
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,138,596	29,093,791	29,126,670	29,020,403

Basic net income per share attributable to common stockholders	$1.59	$1.32	$3.13	$2.43

Diluted net income per share attributable to common stockholders	$1.58	$1.31	$3.10	$2.40

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $433.1 and $450.0 at September 30, 2023 and April 1, 2023, respectively. The carrying value of this debt was $493.7 at September 30, 2023 and $493.3 at April 1, 2023. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $4.0 at September 30, 2023, and is included in other noncurrent assets on the Company’s consolidated balance sheets, and $2.8 at April 1, 2023, and is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The fair value of the interest rate swap is measured using Level 2 inputs.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	September 30, 2023	April 1, 2023
Raw materials	$142.2	$132.4
Work in process	133.3	132.5
Finished goods	339.5	322.3
	$615.0	$587.2

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 1, 2023	$194.1	$1,675.7	$1,869.8
Acquisition (1)	4.6	—	4.6
Currency translation adjustments	—	(0.5)	(0.5)
September 30, 2023	$198.7	$1,675.2	$1,873.9

(1)	Goodwill associated with the acquisition of the business assets of Specline, Inc. discussed further in Note 14.

Intangible Assets

	Weighted Average	September 30, 2023		April 1, 2023
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$19.3	$50.7	$18.4
Customer relationships and lists	24	1,300.6	133.5	1,293.7	106.5
Trade names	25	217.1	27.9	215.4	23.3
Patents and trademarks	16	13.7	7.5	13.4	7.2
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	15.6	6.7	15.2	4.4
Other	5	1.6	1.1	1.1	1.1
		1,599.7	196.4	1,589.9	161.3
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,624.0	$196.4	$1,614.2	$161.3

Amortization expense for definite-lived intangible assets during the three-month periods ended September 30, 2023 and October 1, 2022 was $17.6 and $16.8, respectively. Amortization expense for definite-lived intangible assets during the six-month periods ended September 30, 2023 and October 1, 2022 were $35.1 and $34.1, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2024 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2024	$35.3
Fiscal 2025	70.6
Fiscal 2026	67.7
Fiscal 2027	66.0
Fiscal 2028	65.5
Fiscal 2029	64.3
Fiscal 2030 and thereafter	1,033.9

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	September 30, 2023	April 1, 2023
Employee compensation and related benefits	$32.5	$34.7
Taxes	12.5	17.5
Contract liabilities	20.4	20.6
Accrued rebates	39.3	39.6
Current finance lease liabilities	5.4	5.2
Accrued preferred stock dividends	4.8	4.9
Interest	10.4	10.6
Returns and warranties	7.9	7.5
Other	15.1	12.8
	$148.3	$153.4

10. Debt

Domestic Credit Facility

In 2021 RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial, Inc. (“Dodge”) and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”). Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022 the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of September 30, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $810.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of September 30, 2023, the Company was in compliance with all debt covenants.

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

As of September 30, 2023, $810.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc. which is discussed in Note 14. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of September 30, 2023.

Senior Notes

In 2021, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0 after deducting initial purchasers’ discounts and commissions and offering expenses.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.5 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of September 30, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

Debt Balances

The balances payable under all our borrowing facilities are as follows:

	September 30, 2023	April 1, 2023
Revolver and term loan facilities	$828.0	$900.0
Senior notes	500.0	500.0
Debt issuance costs	(12.1)	(13.7)
Other	7.6	8.7
Total debt	1,323.5	1,395.0
Less: current portion	1.6	1.5
Long-term debt	$1,321.9	$1,393.5

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

Income tax expense for the three-month period ended September 30, 2023 was $15.2 compared to $9.7 for the three-month period ended October 1, 2022. The effective income tax rates for the three-month periods ended September 30, 2023 and October 1, 2022, were 22.7% and 18.1%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, which increased the rate.

The effective income tax rate for the three-month period ended September 30, 2023 of 22.7% included $0.1 of discrete tax benefits associated with stock-based compensation; the effective income tax rate without these benefits would have been 22.8%. The effective income tax rate for the three-month period ended October 1, 2022 of 18.1% includes $2.4 of tax benefits associated with stock-based compensation and $0.2 of other items; the effective income tax rate without these benefits would have been 22.9%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $2.1.

Income tax expense for the six-month period ended September 30, 2023 was $29.2 compared to $20.2 for the six-month period ended October 1, 2022. Our effective income tax rate for the six-month period ended September 30, 2023 was 22.3% compared to 19.9% for the six-month period ended October 1, 2022. The effective income tax rate for the six-month period ended September 30, 2023 of 22.3% includes $0.5 of tax benefits associated with stock-based compensation; the effective income tax rate without these benefits would have been 22.7%. The effective income tax rate for the six-month period ended October 1, 2022 of 19.9% includes $3.0 of tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these benefits and other items would have been 23.0%.

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

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net External Sales
Aerospace/Defense	$127.3	$103.6	$247.8	$203.0
Industrial	258.3	265.6	524.9	520.3
	$385.6	$369.2	$772.7	$723.3
Gross Margin
Aerospace/Defense	$50.6	$41.0	$97.9	$79.6
Industrial	115.7	110.1	236.3	212.7
	$166.3	$151.1	$334.2	$292.3
Selling, General & Administrative Expenses
Aerospace/Defense	$9.1	$7.5	$18.2	$15.0
Industrial	31.8	30.1	65.8	60.1
Corporate	19.6	19.9	41.2	38.2
	$60.5	$57.5	$125.2	$113.3
Operating Income
Aerospace/Defense	$39.7	$31.5	$76.5	$61.0
Industrial	69.5	60.1	140.6	113.4
Corporate	(21.4)	(19.6)	(44.3)	(37.9)
	$87.8	$72.0	$172.8	$136.5

	September 30, 2023	April 1, 2023
Total Assets
Aerospace/Defense	$786.2	$749.8
Industrial	3,817.5	3,845.7
Corporate	88.0	94.9
	$4,691.7	$4,690.4

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

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of September 30, 2023, approximately 83.1% of our debt bears interest at a fixed rate. The notional on the Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income/(loss) derivative component balance was a $3.1 gain at September 30, 2023 and a $2.2 loss at April 1, 2023, net of taxes. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

14. Specline Acquisition

On August 18, 2023, RBC acquired the business assets of Specline, Inc. (“Specline”) for $18.7. The Company accounted for the transaction as a business combination for accounting purposes. Specline, which is based in Carson City, Nevada, is a manufacturer of precision bearings for the commercial and defense aerospace markets. The preliminary purchase price allocation is as follows: $1.6 of accounts receivable, $4.0 of inventory, $1.5 of fixed assets, $0.8 of operating lease assets, $9.1 of intangible assets, $0.0 of accounts payable, $2.0 of earnout liability, and $0.8 of operating lease liabilities. Goodwill of $4.6 resulting from the purchase price allocation is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities. Specline is included in the Aerospace/Defense segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this MD&A presentation are stated in millions except for per-share amounts.

Cautionary Statement as to Forward-Looking Information

The objective of the discussion and analysis is to provide material information relevant to an assessment of the financial condition and results of operations of the Company including an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, and plans and objectives of management are “forward-looking statements” as the term is defined in the Private Securities Litigation Reform Act of 1995.

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we are subject to changes in legislative, regulatory and legal developments involving income and other taxes; (r) we may be required to make significant future contributions to our pension plan; (s) we may incur material losses for product liability and recall-related claims; (t) environmental and health and safety laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect; (u) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (v) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (w) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; (x) litigation could adversely affect our financial condition; (y) changes in accounting standards or changes in the interpretations of existing standards could affect our financial results; (z) risks associated with utilizing information technology systems could adversely affect our operations; (aa) our quarterly performance can be affected by the timing of government product inspections and approvals; (bb) we may fail to realize some of the anticipated benefits of the Dodge acquisition or those benefits may take longer to realize than expected; (cc) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (dd) increases in interest rates would increase the cost of servicing the Term Loan and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and precision components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors and sales to OEMs for replacement products and aftermarket services. The acquisition of Dodge has had a profound impact on our sales volumes to distributors and other aftermarket customers. We will work to further increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

Outlook

Our net sales for the three-month period ended September 30, 2023 increased 4.4% compared to the same period last fiscal year. The increase in net sales was a result of a 22.9% increase in our Aerospace/Defense segment partially offset by a 2.8% decrease in our Industrial segment.

Our backlog, as of September 30, 2023, was $641.3 compared to $663.8 as of April 1, 2023. These figures exclude orders from our Sargent marine and Sargent aerospace businesses that are expected to be fulfilled more than 12 months after the balance sheet dates. Including all orders from our Sargent marine and Sargent aerospace businesses, our backlog as of September 30, 2023 was $762.4 compared to $759.4 as of April 1, 2023.

We are continuing to see the recovery of the commercial aerospace business, which experienced a 23.6% increase in net sales for the three-month period ended September 30, 2023 over the same period last fiscal year. We anticipate this growth to continue through at least the rest of the current fiscal year. Orders have continued to grow as evidenced by our aerospace backlog. Defense sales, which represented approximately 31.9% of segment sales during the quarter, were up 21.5% year over year. We expect this growth to continue as we are gearing up to fulfill the substantial number of marine orders in our backlog.

Our core industrial business during the quarter remained relatively steady when compared to the same period in the prior fiscal year.

The Company expects net sales to be approximately $370.0 to $380.0 in the third quarter of fiscal 2024 compared to $351.6 for the third quarter of the prior fiscal year, a growth rate of 5.2% to 8.1%. We are on track to reach full year fiscal 2024 net sales of approximately $1,550.0 to $1,600.0.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of September 30, 2023, we had cash and cash equivalents of $56.6, of which approximately $33.4 was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Total net sales	$385.6	$369.2	$16.4	4.4%

Net income attributable to common stockholders	$45.9	$38.1	$7.8	20.8%

Net income per share attributable to common stockholders: diluted	$1.58	$1.31
Weighted average common shares: diluted	29,138,596	29,093,791

Our net sales for the three-month period ended September 30, 2023 increased 4.4% compared to the same period last fiscal year. Net sales in our Industrial segment decreased 2.8% year over year. While stable overall, we saw strength in food and beverage, mining and metals and general industrial distribution offset by weakness in semiconductor. Net sales in our Aerospace/Defense segment increased 22.9% year over year, led by commercial aerospace, which was up 23.6% compared to the same period in the prior fiscal year. Defense sales increased 21.5% compared to the same period in the prior fiscal year, driven by marine. The increase in commercial aerospace reflected growth in orders from large OEMs as build rates escalate and our expansion in the aftermarket. Specline contributed $1.1 of net sales during the three-month period ended September 30, 2023.

Net income attributable to common stockholders for the second quarter of fiscal 2024 was $45.9 compared to $38.1 for the same period last fiscal year. Net income for the second quarter of fiscal 2023 was affected by approximately $4.0 of pre-tax transition services costs and other costs associated with the Dodge acquisition.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Total net sales	$772.7	$723.3	$49.4	6.8%

Net income attributable to common stockholders	$90.2	$69.8	$20.4	29.4%

Net income per share attributable to common stockholders: diluted	$3.10	$2.40
Weighted average common shares: diluted	29,126,670	29,020,403

Our net sales for the six-month period ended September 30, 2023 increased 6.8% compared to the same period last fiscal year. Net sales in our Industrial segment increased 0.9% year over year. This reflected a pattern of sustained strong performance in areas including the food and beverage, mining, energy, and general industrial markets. Net sales in our Aerospace/Defense segment increased 22.1% year over year, led by commercial aerospace which was up 25.9% compared to the same period in the prior year while sales to the defense sector were up 14.6%. The increase in commercial aerospace reflects the recovery in build rates from large OEMs and stability in the aftermarket. We are starting to ramp up shipments on many of our defense orders, most notably, for the Virginia-class and Columbia-class submarines. Specline contributed $1.1 of net sales in the Aerospace/Defense segment during the six-month period ended September 30, 2023.

Net income attributable to common stockholders for the six months ended September 30, 2023 was $90.2 compared to $69.8 for the same period last fiscal year. Net income for the six-month period in fiscal 2023 was affected by approximately $7.8 of pre-tax transition services costs and other costs associated with the Dodge acquisition.

Gross Margin

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Gross Margin	$166.3	$151.1	$15.2	10.0%
% of net sales	43.1%	40.9%

Gross margin was 43.1% of net sales for the second quarter of fiscal 2024 compared to 40.9% for the second quarter of fiscal 2023. The increase in gross margin as a percentage of net sales was driven by increased volumes, manufacturing efficiencies, pricing and product mix.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Gross Margin	$334.2	$292.3	$41.9	14.3%
% of net sales	43.2%	40.4%

Gross margin was 43.2% of net sales for the first six months of fiscal 2024 compared to 40.4% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was driven by increased volumes, manufacturing efficiencies, pricing and product mix.

Selling, General and Administrative

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

SG&A	$60.5	$57.5	$3.0	5.3%
% of net sales	15.7%	15.6%

SG&A for the second quarter of fiscal 2024 was $60.5, or 15.7% of net sales, as compared to $57.5, or 15.6% of net sales, for the same period of fiscal 2023. The increase in SG&A was primarily driven by personnel costs, IT costs and other professional fees.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

SG&A	$125.2	$113.3	$11.9	10.5%
% of net sales	16.2%	15.7%

SG&A expenses increased by $11.9 to $125.2 for the first six months of fiscal 2024 compared to $113.3 for the same period last year. The increase in SG&A for the first six months of fiscal 2024 was primarily related to increases in professional fees and personnel costs.

Other, Net

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Other, net	$18.0	$21.6	$(3.6)	(16.6)%
% of net sales	4.7%	5.9%

Other operating expenses for the second quarter of fiscal 2024 totaled $18.0 compared to $21.6 for the same period last fiscal year. For the second quarter of fiscal 2024, other operating expenses included $17.6 of amortization of intangible assets, $0.3 of restructuring costs and $0.1 of other items. For the second quarter of fiscal 2023, other operating expenses included $4.0 of transition services costs and other costs associated with the Dodge acquisition, $16.8 of amortization of intangible assets, and $0.8 of other items.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Other, net	$36.2	$42.5	$(6.3)	(14.8%)
% of net sales	4.7%	5.9%

Other operating expenses for the first six months of fiscal 2024 totaled $36.2 compared to $42.5 for the same period last fiscal year. For the first six months of fiscal 2024, other operating expenses were comprised primarily of $35.1 of amortization of intangible assets, $0.6 of restructuring costs, and $0.5 of other items. For the first six months of fiscal 2023, other operating expenses were comprised mainly of $7.8 of transition services costs and other costs associated with the Dodge acquisition, $34.1 of amortization of intangible assets, and $0.6 of other items.

Interest Expense, Net

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income. The rise in interest rates since 2022 has resulted in additional interest expense on our variable-rate debt. As discussed in the “Liquidity and Capital Resources” section below, we have fixed the majority of our variable-rate debt with an interest rate swap.

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Interest expense, net	$20.1	$18.3	$1.8	9.8%
% of net sales	5.2%	5.0%

Interest expense, net, was $20.1 for the second quarter of fiscal 2024 compared to $18.3 for the same period last fiscal year.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Interest expense, net	$40.6	$34.1	$6.5	19.0%
% of net sales	5.3%	4.7%

Interest expense, net, was $40.6 for the first six months of fiscal 2024 compared to $34.1 for the same period last fiscal year.

Other Non-Operating Expense/(Income)

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Other non-operating expense /(income)	$0.8	$0.2	$0.6	321.2%
% of net sales	0.2%	0.0%

Other non-operating expenses were $0.8 for the second quarter of fiscal 2024 compared to $0.2 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Other non-operating expense	$1.3	$1.0	$0.3	36.9%
% of net sales	0.2%	0.1%

Other non-operating expenses were $1.3 for the first six months of fiscal 2024 compared to $1.0 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	September 30, 2023	October 1, 2022

Income tax expense	$15.2	$9.7
Effective tax rate	22.7%	18.1%

Income tax expense for the second quarter of fiscal 2024 was $15.2 compared to $9.7 for the same period in the prior fiscal year. Our effective income tax rate for the second quarter of fiscal 2024 was 22.7% compared to 18.1% for the same period in the prior fiscal year.

The effective income tax rate for the second quarter of fiscal 2024 of 22.7% included $0.1 of discrete tax benefits associated with stock-based compensation; the effective income tax rate without these benefits would have been 22.8%. The effective income tax rate for the second quarter of fiscal 2023 of 18.1% included $2.4 of tax benefits associated with stock-based compensation and $0.2 of other items; the effective income tax rate without these benefits and items would have been 22.9%.

	Six Months Ended
	September 30, 2023	October 1, 2022

Income tax expense	$29.2	$20.2
Effective tax rate	22.3%	19.9%

Income tax expense for the first six months of fiscal 2024 was $29.2 compared to $20.2 for the same period in the prior fiscal year. Our effective income tax rate for the first six months of fiscal 2024 was 22.3% compared to 19.9% for the same period in the prior fiscal year. The effective income tax rate for the first six months of fiscal 2024 of 22.3% included $0.5 of tax benefits associated with stock-based compensation.; the effective income tax rate without these benefits would have been 22.7%. The effective income tax rate for the first six months of fiscal 2023 of 19.9% included $3.0 of tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these benefits and items would have been 23.0%.

Segment Information

Our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources under two operating segments: Aerospace/Defense; and Industrial. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Total net sales	$127.3	$103.6	$23.7	22.9%

Gross margin	$50.6	$41.0	$9.6	23.3%
% of segment net sales	39.7%	39.6%

SG&A	$9.1	$7.5	$1.6	22.2%
% of segment net sales	7.2%	7.2%

Net sales increased $23.7, or 22.9%, for the second quarter of fiscal 2024 compared to the same period last fiscal year. Commercial aerospace, which consisted of $67.5 of OEM and $19.2 of distribution and aftermarket, increased by 23.6% compared to fiscal 2023 when OEM net sales were $56.0 and distribution and aftermarket net sales were $14.1. This was driven by a continuing recovery as build rates and orders escalate in the OEM markets and the aftermarket begins to pick up. Our defense markets, which consisted of $34.9 of OEM and $5.7 of distribution and aftermarket, increased by 21.5% compared to fiscal 2023 when OEM net sales were $27.8 and distribution and aftermarket net sales were $5.7. Sales in our marine business have been strong and we are starting to ramp up shipments on many of our defense orders, most notably, for the Virginia-class and Columbia-class submarines. Specline contributed $1.1 of net sales during the three-month period ended September 30, 2023.

Gross margin as a percentage of segment net sales was 39.7% for the second quarter of fiscal 2024 compared to 39.6% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was driven by efficiencies achieved at the plants in part due to increased sales volumes. This margin improvement is expected to continue as the commercial aerospace industry continues to expand. In addition, we have a substantial amount of defense orders in our backlog that we are gearing up to fulfill over the next 12 months, which we expect will contribute to margin expansion.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Total net sales	$247.8	$203.0	$44.8	22.1%

Gross margin	$97.9	$79.6	$18.3	22.9%
% of segment net sales	39.5%	39.2%

SG&A	$18.2	$15.0	$3.2	22.3%
% of segment net sales	7.4%	7.4%

Net sales increased $44.8, or 22.1%, for the first six months of fiscal 2024 compared to the same period last fiscal year. The 22.1% increase was primarily driven by a 25.9% increase in our commercial aerospace market, both OEM and aftermarket, while our defense market was up 14.6% year over year due to the timing of shipments related to our marine business. Commercial aerospace, which consisted of $133.1 of OEM and $36.5 of distribution and aftermarket, increased by 25.9% compared to fiscal 2023 when OEM net sales were $108.0 and distribution and aftermarket net sales were $26.8. During the year, we have noted improvement in the sales and orders to our commercial aerospace customers as build rates continue to grow. Our backlog and recent results reflect this trend, which we expect to continue to see in upcoming quarters. Our defense markets, which consisted of $65.2 of OEM and $13.0 of distribution and aftermarket, increased by 14.6% compared to fiscal 2023 when OEM net sales were $55.0 and distribution and aftermarket net sales were $13.2. Specline contributed $1.1 of net sales during the six-month period ended September 30, 2023.

Gross margin as a percentage of net sales increased to 39.5% for the first six months of fiscal 2024 compared to 39.2% for the same period last fiscal year. The increase in gross margin percentage was due to increased volumes, manufacturing efficiencies, and product mix.

Industrial Segment

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Total net sales	$258.3	$265.6	$(7.3)	(2.8)%

Gross margin	$115.7	$110.1	$5.6	5.1%
% of segment net sales	44.8%	41.5%

SG&A	$31.8	$30.1	$1.7	5.7%
% of segment net sales	12.3%	11.3%

Net sales decreased $7.3, or 2.8%, for the second quarter of fiscal 2024 compared to the same period last fiscal year. While stable overall, we saw strength in food and beverage, mining and metals and general industrial distribution offset by weakness in semiconductor. Industrial OEM sales were $84.7 and $87.7 for the three month periods ended September 30, 2023 and October 1, 2022, respectively. Industrial sales to distribution and the aftermarket were $173.6 and $177.9 for the three month periods ended September 30, 2023 and October 1, 2022, respectively.

Gross margin for the second quarter of fiscal 2024 was 44.8% of net sales, compared to 41.5% in the same period last fiscal year. The improved gross margin was due to product mix and better manufacturing efficiencies.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

Total net sales	$524.9	$520.3	$4.6	0.9%

Gross margin	$236.3	$212.7	$23.6	11.1%
% of segment net sales	45.0%	40.9%

SG&A	$65.8	$60.1	$5.7	9.6%
% of segment net sales	12.5%	11.5%

Net sales increased $4.6, or 0.9%, for the first six months of fiscal 2024 compared to the same period last fiscal year. Net sales were stable due to solid performance across our industrial markets. The overall segment increase was driven by performance in food and beverage, energy, mining, and the general industrial markets. Industrial OEM sales were $169.4 and $181.0 for the six month periods ended September 30, 2023 and October 1, 2022, respectively. Industrial sales to distribution and the aftermarket were $355.5 and $339.3 for the six month periods ended September 30, 2023 and October 1, 2022, respectively.

Gross margin for the first six months of fiscal 2024 was 45.0% of net sales, compared to 40.9% in the same period last fiscal year. The increase in gross margin was driven by manufacturing efficiencies and price increases.

Corporate

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

SG&A	$19.6	$19.9	$(0.3)	(1.7)%
% of total net sales	5.1%	5.4%

Corporate SG&A was $19.6, or 5.1% of net sales, for the second quarter of fiscal 2024, which was relatively flat compared to $19.9, or 5.4% of net sales, for the same period last fiscal year.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change

SG&A	$41.2	$38.2	$3.0	7.3%
% of total net sales	5.3%	5.3%

Corporate SG&A increased $3.0 for the first six months of fiscal 2024 compared to the same period last fiscal year due to increases in personnel costs and professional fees.

Liquidity and Capital Resources

Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed in fiscal 2022 and the Specline acquisition completed in fiscal 2024. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sales of equity to investors. We believe that operating cash flows and available credit under the Revolving Credit Facility (which expires in November 2026) will provide adequate resources to fund internal growth initiatives for the foreseeable future.

Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates, cyclical changes in our end markets, prices for steel, and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Liquidity

As of September 30, 2023, we had cash and cash equivalents of $56.6, of which approximately $33.4 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be reinvested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries.

Domestic Credit Facility

The Credit Agreement, which was entered into in 2021 with Wells Fargo and the other lenders party thereto, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the cash purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility. Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Prior to December 2022, amounts outstanding under the Facilities (i.e., the Term Loan and the Revolving Credit Facility) generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022 the Credit Agreement was amended to replace LIBOR with SOFR (i.e., the secured overnight financing rate administered by the Federal Reserve Bank of New York) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of September 30, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed under “Interest Rate Swap” below.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $810.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of September 30, 2023, the Company was in compliance with all debt covenants.

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

As of September 30, 2023, $810.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of September 30, 2023.

Senior Notes

In 2021, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029. The net proceeds from the issuance of the Senior Notes were approximately $492.0 after deducting initial purchasers’ discounts and commissions and offering expenses.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin, entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.5 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of September 30, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

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

Cash Flows

Six-month Period Ended September 30, 2023 Compared to the Six-month Period Ended October 1, 2022

The following table summarizes our cash flow activities:

	FY24	FY23	$ Change
Net cash provided by/(used in):
Operating activities	$114.8	$88.4	$26.4
Investing activities	(32.5)	0.4	(32.9)
Financing activities	(90.4)	(179.9)	89.5
Effect of exchange rate changes on cash	(0.7)	(3.3)	2.6
Increase/(decrease) in cash and cash equivalents	$(8.8)	$(94.4)	$85.6

During the first six months of fiscal 2024, we generated cash of $114.8 from operating activities compared to $88.4 during the same period of fiscal 2023. The increase of $26.4 was the result of an increase in net income of $20.5, a favorable change in non-cash activity of $1.3, and the favorable impact of the net change in operating assets and liabilities of $4.6. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by a $0.9 increase in stock-based compensation, a $2.6 increase in depreciation and amortization, a $0.3 increase in consolidation and restructuring charges, and a $0.3 increase in loss on asset dispositions, partially offset by $2.7 less amortization of deferred financing costs and $0.1 less noncash operating lease expense.

The following table summarizes the impact of operating assets and liabilities for fiscal 2024 versus fiscal 2023.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change
Cash provided by/(used in):
Accounts receivable	$(3.7)	$9.3	$(13.0)
Inventory	(24.8)	(45.2)	20.4
Prepaid expenses and other current assets	(0.7)	(13.0)	12.3
Other noncurrent assets	(2.0)	1.6	(3.6)
Accounts payable	(16.0)	(8.7)	(7.3)
Accrued expenses and other current liabilities	(7.7)	2.4	(10.1)
Other noncurrent liabilities	(0.4)	(6.3)	5.9
Total change in operating assets and liabilities:	$(55.3)	$(59.9)	$4.6

During the first six months of fiscal 2024, we used $32.5 for investing activities as compared to $0.4 generated in the first six months of fiscal 2023. This decrease from cash generated to cash used was primarily attributable to $18.7 of cash used to acquire the business assets of Specline during fiscal 2024 and $23.1 of favorable Dodge acquisition purchase price adjustment during the first six months of fiscal 2023, partially offset by an $8.9 decrease in capital expenditures during fiscal 2024.

During the first six months of fiscal 2024, we used cash of $90.4 for financing activities compared to $179.9 in the first six months of fiscal 2023. This decrease in cash used was primarily attributable to $78.9 less repayment of outstanding debt, $18.0 of proceeds received from our Revolving Credit Facility, and $0.6 less payment of principal on finance leases, partially offset by a $1.0 increase in repurchases of common stock and $7.0 less received from the exercises of stock-based awards.

Capital Expenditures

Our capital expenditures were $14.2 for the first six months of fiscal 2024 compared to $23.1 for the same period in the prior fiscal year. We expect to make additional capital expenditures of $15.0 to $20.0 during the remainder of fiscal 2024 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1 - Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first six months of fiscal 2024.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (ERP) system for Dodge. These license costs of $10.5 for the ERP system are being incurred over the five-year period from the execution of the license agreement in May 2022.

Other than the items noted above, we had no significant off-balance sheet arrangements as of September 30, 2023.

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

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations for the three-month period ended September 30, 2023 compared to approximately 12% for the three-month period ended October 1, 2022. Approximately 12% of our net sales were impacted by foreign currency fluctuations for both the six-month period ended September 30, 2023 and the six-month period ended October 1, 2022. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar as we have seen over the past few years or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders' equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of September 30, 2023, the Company had no forward exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were (a) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (b) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Total share repurchases under the 2019 plan for the three months ended September 30, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
07/02/2023 – 07/29/2023	606	$218.45	606	$64.4
07/30/2023 – 08/26/2023	97	223.01	97	64.4
08/27/2023 – 09/30/2023	33	241.86	33	$64.3
Total	736	$220.10	736

During the second quarter of fiscal 2024, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	November 9, 2023

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	November 9, 2023