Form 10-Q
period 2023-12-30
RBC Bearings INC
filed 2024-02-08
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

As of February 2, 2024, RBC Bearings Incorporated had 29,181,921 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per-share data)

	December 30, 2023	April 1, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71.6	$65.4
Accounts receivable, net of allowance for doubtful accounts of $3.9 as of December 30, 2023 and $3.7 as of April 1, 2023	229.8	239.6
Inventory	629.6	587.2
Prepaid expenses and other current assets	26.3	21.1
Total current assets	957.3	913.3
Property, plant and equipment, net	365.0	375.3
Operating lease assets, net	42.4	41.4
Goodwill	1,876.7	1,869.8
Intangible assets, net	1,411.6	1,452.9
Other noncurrent assets	41.2	37.7
Total assets	$4,694.2	$4,690.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123.7	$146.8
Accrued expenses and other current liabilities	158.9	153.4
Current operating lease liabilities	7.4	7.6
Current portion of long-term debt	1.6	1.5
Total current liabilities	291.6	309.3
Long-term debt, less current portion	1,262.8	1,393.5
Long-term operating lease liabilities	35.9	33.9
Deferred income taxes	284.3	295.1
Other noncurrent liabilities	123.0	122.7
Total liabilities	1,997.6	2,154.5

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of December 30, 2023 and April 1, 2023; issued shares: 4,600,000 as of December 30, 2023 and April 1, 2023	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 as of December 30, 2023 and April 1, 2023; issued shares: 30,173,650 and 29,989,948 as of December 30, 2023 and April 1, 2023, respectively	0.3	0.3
Additional paid-in capital	1,615.4	1,589.9
Accumulated other comprehensive income/(loss)	7.7	(4.1)
Retained earnings	1,160.9	1,029.9
Treasury stock, at cost; 1,002,465 shares and 966,398 shares as of December 30, 2023 and April 1, 2023, respectively	(87.7)	(80.1)
Total stockholders’ equity	2,696.6	2,535.9
Total liabilities and stockholders’ equity	$4,694.2	$4,690.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net sales	$373.9	$351.6	$1,146.6	$1,074.9
Cost of sales	215.9	205.6	654.4	636.6
Gross margin	158.0	146.0	492.2	438.3
Operating expenses:
Selling, general and administrative	63.9	56.8	189.1	170.1
Other, net	18.9	18.8	55.1	61.3
Total operating expenses	82.8	75.6	244.2	231.4
Operating income	75.2	70.4	248.0	206.9
Interest expense, net	19.3	20.9	59.9	55.0
Other non-operating (income)/expense	(0.9)	1.5	0.4	2.5
Income before income taxes	56.8	48.0	187.7	149.4
Provision for income taxes	10.2	11.7	39.4	31.9
Net income	46.6	36.3	148.3	117.5
Preferred stock dividends	5.8	5.7	17.3	17.1
Net income attributable to common stockholders	$40.8	$30.6	$131.0	$100.4

Net income per common share attributable to common stockholders:
Basic	$1.41	$1.06	$4.53	$3.49
Diluted	$1.39	$1.05	$4.49	$3.45
Weighted average common shares:
Basic	28,924,073	28,805,305	28,885,453	28,744,732
Diluted	29,204,570	29,120,318	29,153,469	29,053,608

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net income	$46.6	$36.3	$148.3	$117.5
Pension and postretirement liability adjustments, net of taxes (1)	0.2	0.5	0.7	1.5
Change in fair value of derivative, net of taxes (2)	(3.2)	(1.1)	2.1	(1.1)
Foreign currency translation adjustments	10.9	8.1	9.0	(7.3)
Total comprehensive income	$54.5	$43.8	$160.1	$110.6

(1)	These adjustments were net of tax expense of $0.1 and $0.1 for the three-month periods ended December 30, 2023, and December 31, 2022, respectively and net of tax expense of $0.3 and $0.4 for the nine-month periods ended December 30, 2023, and December 31, 2022, respectively.

(2)	These adjustments were net of tax benefit of $1.0 and tax expense of $0.5 for the three and nine-month periods ended December 30, 2023, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	50.0	—	—	50.0
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(32,804)	(6.8)	(6.8)
Exercise of equity awards	11,772	—	—	—	1.0	—	—	—	—	1.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	54,627	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax expense of $1.4	—	—	—	—	—	4.8	—	—	—	4.8
Currency translation adjustments	—	—	—	—	—	3.1	—	—	—	3.1
Balance at July 1, 2023	30,056,347	$0.3	4,600,000	$0.0	$1,595.8	$4.3	$1,074.2	(999,202)	$(86.9)	$2,587.7
Net income	—	—	—	—	—	—	51.7	—	—	51.7
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Preferred stock dividends	—	—	—	—	—	—	(5.8)	—	—	(5.8)
Repurchase of common stock	—	—	—	—	—	—	—	(736)	(0.2)	(0.2)
Exercise of equity awards	14,013	—	—	—	2.0	—	—	—	—	2.0
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	(0.0)	—	—	—	(0.0)
Issuance of restricted stock, net of forfeitures	13,885	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Currency translation adjustments	—	—	—	—	—	(5.0)	—	—	—	(5.0)
Balance at September 30, 2023	30,084,245	$0.3	4,600,000	$0.0	$1,601.1	$(0.2)	$1,120.1	(999,938)	$(87.1)	$2,634.2
Net income	—	—	—	—	—	—	46.6	—	—	46.6
Stock-based compensation	—	—	—	—	3.5	—	—	—	—	3.5
Preferred stock dividends	—	—	—	—	—	—	(5.8)	—	—	(5.8)
Repurchase of common stock	—	—	—	—	—	—	—	(2,527)	(0.6)	(0.6)
Exercise of equity awards	87,577	—	—	—	10.8	—	—	—	—	10.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock, net of forfeitures	1,828	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax benefit of $1.0	—	—	—	—	—	(3.2)	—	—	—	(3.2)
Currency translation adjustments	—	—	—	—	—	10.9	—	—	—	10.9
Balance at December 30, 2023	30,173,650	$0.3	4,600,000	$0.0	$1,615.4	$7.7	$1,160.9	(1,002,465)	$(87.7)	$2,696.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity (continued)

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	37.4	—	—	37.4
Stock-based compensation	—	—	—	—	3.8	—	—	—	—	3.8
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(30,469)	(6.0)	(6.0)
Exercise of equity awards	13,713	—	—	—	1.5	—	—	—	—	1.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	56,955	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(6.4)	—	—	—	(6.4)
Balance at July 2, 2022	29,877,876	$0.3	4,600,000	$0.0	$1,569.6	$(11.7)	$917.8	(958,791)	$(78.4)	$2,397.6
Net income	—	—	—	—	—	—	43.8	—	—	43.8
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(63)	(0.0)	(0.0)
Exercise of equity awards	89,509	0.0	—	—	8.5	—	—	—	—	8.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	8,529	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(9.0)	—	—	—	(9.0)
Balance at October 1, 2022	29,975,914	$0.3	4,600,000	$0.0	$1,582.5	$(20.2)	$955.9	(958,854)	$(78.4)	$2,440.1
Net income	—	—	—	—	—	—	36.3	—	—	36.3
Stock-based compensation	—	—	—	—	2.9	—	—	—	—	2.9
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(2,520)	(0.5)	(0.5)
Exercise of equity awards	3,714	—	—	—	0.3	—	—	—	—	0.3
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of restricted stock, net of forfeitures	642	—	—	—	—	—	—	—	—	—
Change in fair value of derivatives	—	—	—	—	—	(1.1)	—	—	—	(1.1)
Currency translation adjustments	—	—	—	—	—	8.1	—	—	—	8.1
Balance at December 31, 2022	29,980,270	$0.3	4,600,000	$0.0	$1,585.7	$(12.7)	$986.5	(961,374)	$(78.9)	$2,480.9

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$148.3	$117.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.6	85.8
Deferred income taxes	(10.8)	(10.5)
Amortization of deferred financing costs	2.3	6.2
Stock-based compensation	13.3	11.0
Noncash operating lease expense	5.1	5.4
Loss on disposition of assets	0.8	0.1
Consolidation, restructuring, and other noncash charges	0.6	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13.0	32.3
Inventory	(36.0)	(62.8)
Prepaid expenses and other current assets	(4.8)	(12.2)
Other noncurrent assets	(4.1)	2.1
Accounts payable	(23.3)	(21.0)
Accrued expenses and other current liabilities	1.4	(9.7)
Other noncurrent liabilities	(0.2)	4.8
Net cash provided by operating activities	195.2	149.3

Cash flows from investing activities:
Capital expenditures	(23.7)	(29.6)
Proceeds from sale of assets	0.3	0.5
Acquisition of business/purchase price adjustments for acquisition	(19.3)	27.5
Net cash used in investing activities	(42.7)	(1.6)

Cash flows from financing activities:
Finance fees paid in connection with credit facilities and senior notes	-	(0.1)
Proceeds received from revolving credit facility	18.0	-
Repayments of term loans	(150.0)	(230.0)
Repayments of notes payable	(1.4)	(0.3)
Principal payments on finance lease obligations	(2.5)	(3.2)
Preferred stock dividends paid	(17.3)	(17.2)
Exercise of stock options	13.8	10.3
Repurchase of common stock	(7.6)	(6.5)
Net cash used in financing activities	(147.0)	(247.0)

Effect of exchange rate changes on cash	0.7	(1.6)

Cash and cash equivalents:
Increase/(decrease) during the period	6.2	(100.9)
Cash and cash equivalents, at beginning of period	65.4	182.9
Cash and cash equivalents, at end of period	$71.6	$82.0

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$55.2	$47.7
Interest	63.2	54.9

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except per-share data)

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

The results of operations for the three- and nine-month periods ended December 30, 2023 are not necessarily indicative of the operating results for the entire fiscal year ending March 30, 2024. The three-month periods ended December 30, 2023 and December 31, 2022 each included 13 weeks. All dollar amounts contained in these footnotes are stated in millions, except for per-share data.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

Not applicable.

Recent Accounting Standards Yet to Be Adopted

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of December 30, 2023, the Company is evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of December 30, 2023, the Company is evaluating the impact on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market, which is how we view our reportable segments (see Note 12):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Aerospace/Defense	$129.2	$105.5	$377.0	$308.5
Industrial	244.7	246.1	769.6	766.4
Total	$373.9	$351.6	$1,146.6	$1,074.9

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
United States	$329.0	$311.5	$1,012.3	$946.9
International	44.9	40.1	134.3	128.0
Total	$373.9	$351.6	$1,146.6	$1,074.9

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Point-in-time	98%	98%	98%	98%
Over time	2%	2%	2%	2%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $429.9 at December 30, 2023. The Company expects to recognize revenue on approximately 65% and 93% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of December 30, 2023 and April 1, 2023, current contract assets were $6.1 and $4.5, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of December 30, 2023 and April 1, 2023, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of December 30, 2023 and April 1, 2023, current contract liabilities were $22.4 and $20.6, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities offset by revenue recognized on customer contracts. For the three and nine months ended December 30, 2023, the Company recognized revenues of $4.2 and $13.5, respectively, that were included in the contract liability balance as of April 1, 2023. For the three and nine months ended December 31, 2022, the Company recognized revenues of $2.6 and $10.1, respectively, that were included in the contract liability balance at April 2, 2022.

As of December 30, 2023 and April 1, 2023, noncurrent contract liabilities were $20.3 and $19.8, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, and the right to return eligible products. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $43.2 and $39.6 at December 30, 2023 and April 1, 2023, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivative, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivative	Pension and Postretirement Liability	Total
Balance at April 1, 2023	$(4.6)	$(2.2)	$2.7	$(4.1)

Reclassification to net income	—	3.3	—	3.3
Net loss on foreign currency translation	9.0	—	—	9.0
Amortization of net loss, net of tax expense of $0.3	—	—	0.7	0.7
Gain on derivative instrument, net of tax expense of $0.5	—	(1.2)	—	(1.2)
Net current period other comprehensive income, net of tax	9.0	2.1	0.7	11.8
Balance at December 30, 2023	$4.4	$(0.1)	$3.4	$7.7

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

For the three-month and nine-month periods ended December 30, 2023 and December 31, 2022, respectively, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was antidilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended December 30, 2023, 106,247 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the nine months ended December 30, 2023, 141,829 employee stock options and 2,000 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been antidilutive.

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

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022

Net income	$46.6	$36.3	$148.3	$117.5
Preferred stock dividends	5.8	5.7	17.3	17.1
Net income attributable to common stockholders	$40.8	$30.6	$131.0	$100.4

Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	28,924,073	28,805,305	28,885,453	28,744,732
Effect of dilution due to employee stock awards	280,497	315,013	268,016	308,876
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,204,570	29,120,318	29,153,469	29,053,608

Basic net income per share attributable to common stockholders	$1.41	$1.06	$4.53	$3.49

Diluted net income per share attributable to common stockholders	$1.39	$1.05	$4.49	$3.45

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $465.2 and $450.0 at December 30, 2023 and April 1, 2023, respectively. The carrying value of this debt was $493.9 at December 30, 2023 and $493.3 at April 1, 2023. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $0.1 and $2.8 at December 30, 2023 and April 1, 2023, respectively, and was measured using Level 2 inputs. The amount was included in other noncurrent liabilities on the Company’s consolidated balance sheets. The interest rate swap, net of taxes, was $0.1 and $2.2 as of December 30, 2023 and April 1, 2023, and was included in accumulated other comprehensive income on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 30, 2023	April 1, 2023
Raw materials	$143.2	$132.4
Work in process	137.9	132.5
Finished goods	348.5	322.3
	$629.6	$587.2

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 1, 2023	$194.1	$1,675.7	$1,869.8
Acquisition (1)	4.6	—	4.6
Currency translation adjustments	—	2.3	2.3
December 30, 2023	$198.7	$1,678.0	$1,876.7

(1)	Goodwill associated with the acquisition of the business assets of Specline, Inc. discussed further in Note 14.

Intangible Assets

	Weighted Average	December 30, 2023		April 1, 2023
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$19.8	$50.7	$18.4
Customer relationships and lists	24	1,301.8	147.4	1,293.7	106.5
Trade names	25	217.1	30.3	215.4	23.3
Patents and trademarks	16	13.9	7.6	13.4	7.2
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	16.1	7.7	15.2	4.4
Other	5	1.6	1.1	1.1	1.1
		1,601.6	214.3	1,589.9	161.3
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,625.9	$214.3	$1,614.2	$161.3

Amortization expense for definite-lived intangible assets during the three-month periods ended December 30, 2023 and December 31, 2022 was $17.7 and $17.4, respectively. Amortization expense for definite-lived intangible assets during the nine-month periods ended December 30, 2023 and December 31, 2022 was $52.8 and $51.5, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2024 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2024	$17.7
Fiscal 2025	70.7
Fiscal 2026	67.8
Fiscal 2027	66.1
Fiscal 2028	65.6
Fiscal 2029	65.1
Fiscal 2030 and thereafter	1,034.3

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	December 30, 2023	April 1, 2023
Employee compensation and related benefits	$41.3	$34.7
Taxes	11.9	17.5
Contract liabilities	22.4	20.6
Accrued rebates	43.2	39.6
Current finance lease liabilities	5.5	5.2
Accrued preferred stock dividends	4.9	4.9
Interest	4.9	10.6
Returns and warranties	8.6	7.5
Other	16.2	12.8
	$158.9	$153.4

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

Prior to December 2022, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022, the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of December 30, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $750.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of December 30, 2023, the Company was in compliance with all debt covenants.

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

As of December 30, 2023, $750.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc. which is discussed in Note 14. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of December 30, 2023.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA (“Schaublin”), entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.8 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of December 30, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

Debt Balances

The balances payable under all our borrowing facilities are as follows:

	December 30, 2023	April 1, 2023
Revolver and term loan facilities	$768.0	$900.0
Senior notes	500.0	500.0
Debt issuance costs	(11.4)	(13.7)
Other	7.8	8.7
Total debt	1,264.4	1,395.0
Less: current portion	1.6	1.5
Long-term debt	$1,262.8	$1,393.5

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

Income tax expense for the three-month period ended December 30, 2023 was $10.2 compared to $11.7 for the three-month period ended December 31, 2022. The effective income tax rates for the three-month periods ended December 30, 2023 and December 31, 2022, were 18.1% and 24.4%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible stock-based compensation, which increased the rate.

The effective income tax rate for the three-month period ended December 30, 2023 of 18.1% included $1.9 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these net benefits would have been 21.2%. The effective income tax rate for the three-month period ended December 31, 2022 of 24.4% includes $0.3 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these benefits would have been 24.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $2.1.

Income tax expense for the nine-month period ended December 30, 2023 was $39.4 compared to $31.9 for the nine-month period ended December 31, 2022. Our effective income tax rate for the nine-month period ended December 30, 2023 was 21.0% compared to 21.3% for the nine-month period ended December 31, 2022. The effective income tax rate for the nine-month period ended December 30, 2023 of 21.0% includes $2.4 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these net benefits would have been 22.2%. The effective income tax rate for the nine-month period ended December 31, 2022 of 21.3% includes $3.2 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other items; the effective income tax rate without these net benefits and other items would have been 23.5%.

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

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net External Sales
Aerospace/Defense	$129.2	$105.5	$377.0	$308.5
Industrial	244.7	246.1	769.6	766.4
	$373.9	$351.6	$1,146.6	$1,074.9
Gross Margin
Aerospace/Defense	$53.3	$41.7	$151.2	$121.3
Industrial	104.7	104.3	341.0	317.0
	$158.0	$146.0	$492.2	$438.3
Selling, General & Administrative Expenses
Aerospace/Defense	$9.9	$7.7	$28.1	$22.7
Industrial	32.6	29.1	98.4	89.2
Corporate	21.4	20.0	62.6	58.2
	$63.9	$56.8	$189.1	$170.1
Operating Income
Aerospace/Defense	$38.6	$32.1	$115.1	$93.1
Industrial	59.3	59.2	199.9	172.6
Corporate	(22.7)	(20.9)	(67.0)	(58.8)
	$75.2	$70.4	$248.0	$206.9

	December 30, 2023	April 1, 2023
Total Assets
Aerospace/Defense	$797.1	$749.8
Industrial	3,803.6	3,845.7
Corporate	93.5	94.9
	$4,694.2	$4,690.4

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

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of December 30, 2023 and giving effect to the Swap, approximately 70.9% of our debt bears interest at a fixed rate. The notional on the Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income/(loss) derivative component balance was a $0.1 loss at December 30, 2023 and a $2.2 loss at April 1, 2023, net of taxes. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

14. Specline Acquisition

On August 18, 2023, RBC acquired the business assets of Specline, Inc. (“Specline”) for $18.7. The Company accounted for the transaction as a business combination for accounting purposes. Specline, which is based in Carson City, Nevada, is a manufacturer of precision bearings for the commercial and defense aerospace markets. The preliminary purchase price allocation is as follows: $1.6 of accounts receivable, $4.0 of inventory, $1.5 of fixed assets, $0.8 of operating lease assets, $9.1 of intangible assets, $2.0 of earnout liability, and $0.8 of operating lease liabilities. Goodwill of $4.6 resulting from the purchase price allocation is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities. Specline is included in the Aerospace/Defense segment.

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

Overview

We are a well-known international manufacturer and maker of highly engineered bearings and precision components. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 53 facilities in 11 countries, of which 36 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

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

Outlook

Our net sales for the three-month period ended December 30, 2023 increased 6.3% compared to the same period last fiscal year. The increase in net sales was a result of a 22.5% increase in our Aerospace/Defense segment partially offset by a 0.6% decrease in our Industrial segment.

Our backlog, as of December 30, 2023, was $652.1 compared to $663.8 as of April 1, 2023. These figures exclude orders from our Sargent marine and Sargent aerospace businesses that are expected to be fulfilled more than 12 months after the balance sheet dates. Including all orders from our Sargent marine and Sargent aerospace businesses, our backlog as of December 30, 2023 was $770.7 compared to $759.4 as of April 1, 2023.

We are continuing to see the recovery of the commercial aerospace business, which experienced a 19.9% increase in net sales for the three-month period ended December 30, 2023 over the same period last fiscal year. We anticipate this growth to continue through at least the rest of the current fiscal year. Orders have continued to grow as evidenced by our aerospace backlog. Defense sales, which represented approximately 33.2% of segment sales during the quarter, were up 28.2% year over year. We expect this growth to continue as we are gearing up to fulfill the substantial number of marine orders in our backlog.

Our core industrial business during the quarter remained relatively steady when compared to the same period in the prior fiscal year.

The Company expects net sales to be approximately $405.0 to $415.0 in the fourth quarter of fiscal 2024 compared to $394.4 for the fourth quarter of the prior fiscal year, a growth rate of 2.7% to 5.2%.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of December 30, 2023, we had cash and cash equivalents of $71.6, of which approximately $39.4 was cash held by our foreign operations.

Results of Operations

(dollars in millions)

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Total net sales	$373.9	$351.6	$22.3	6.3%

Net income attributable to common stockholders	$40.8	$30.6	$10.2	33.2%

Net income per share attributable to common stockholders: diluted	$1.39	$1.05
Weighted average common shares: diluted	29,204,570	29,120,318

Our net sales for the three-month period ended December 30, 2023 increased 6.3% compared to the same period last fiscal year. Net sales in our Industrial segment decreased 0.6% year over year. While stable overall, we saw strength in food and beverage and mining and metals offset by weakness in semiconductor. Net sales in our Aerospace/Defense segment increased 22.5% year over year, led by commercial aerospace, which was up 19.9% compared to the same period in the prior fiscal year. Defense sales increased 28.2% compared to the same period in the prior fiscal year, driven by marine. The increase in commercial aerospace reflected growth in orders from large OEMs as build rates escalate and our expansion in the aftermarket.

Net income attributable to common stockholders for the third quarter of fiscal 2024 was $40.8 compared to $30.6 for the same period last fiscal year. Net income for the third quarter of fiscal 2023 was affected by approximately $1.2 of pre-tax transition services costs and other costs associated with the Dodge acquisition.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Total net sales	$1,146.6	$1,074.9	$71.7	6.7%

Net income attributable to common stockholders	$131.0	$100.4	$30.6	30.6%

Net income per share attributable to common stockholders: diluted	$4.49	$3.45
Weighted average common shares: diluted	29,153,469	29,053,608

Our net sales for the nine-month period ended December 30, 2023 increased 6.7% compared to the same period last fiscal year. Net sales in our Industrial segment increased 0.4% year over year. This reflected a pattern of sustained strong performance in areas including the food and beverage, mining and energy. Net sales in our Aerospace/Defense segment increased 22.2% year over year, led by commercial aerospace which was up 23.8% compared to the same period in the prior year while sales to the defense sector were up 19.1%. The increase in commercial aerospace reflects the recovery in build rates from large OEMs and stability in the aftermarket. We are continuing to ramp up shipments on many of our defense orders, most notably, for the Virginia-class and Columbia-class submarines.

Net income attributable to common stockholders for the nine months ended December 30, 2023 was $131.0 compared to $100.4 for the same period last fiscal year. Net income for the nine-month period in fiscal 2023 was affected by approximately $8.9 of pre-tax transition services costs and other costs associated with the Dodge acquisition.

Gross Margin

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Gross Margin	$158.0	$146.0	$12.0	8.2%
% of net sales	42.3%	41.5%

Gross margin was 42.3% of net sales for the third quarter of fiscal 2024 compared to 41.5% for the third quarter of fiscal 2023. The increase in gross margin as a percentage of net sales was driven by increased volumes, manufacturing efficiencies and product mix.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Gross Margin	$492.2	$438.3	$53.9	12.3%
% of net sales	42.9%	40.8%

Gross margin was 42.9% of net sales for the first nine months of fiscal 2024 compared to 40.8% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was driven by increased volumes, manufacturing efficiencies and product mix.

Selling, General and Administrative

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

SG&A	$63.9	$56.8	$7.1	12.5%
% of net sales	17.1%	16.1%

SG&A for the third quarter of fiscal 2024 was $63.9, or 17.1% of net sales, as compared to $56.8, or 16.1% of net sales, for the same period of fiscal 2023. The increase in SG&A was primarily driven by personnel costs, IT costs and other professional fees.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

SG&A	$189.1	$170.1	$19.0	11.2%
% of net sales	16.5%	15.8%

SG&A expenses increased by $19.0 to $189.1 for the first nine months of fiscal 2024 compared to $170.1 for the same period last year. The increase in SG&A for the first nine months of fiscal 2024 was primarily related to increases in professional fees and personnel costs.

Other, Net

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Other, net	$18.9	$18.8	$0.1	0.0%
% of net sales	5.0%	5.4%

Other operating expenses for the third quarter of fiscal 2024 totaled $18.9 compared to $18.8 for the same period last fiscal year. For the third quarter of fiscal 2024, other operating expenses included $17.7 of amortization of intangible assets, $0.1 of restructuring costs and $1.1 of other items. For the third quarter of fiscal 2023, other operating expenses included $1.2 of transition services costs and other costs associated with the Dodge acquisition, $17.4 of amortization of intangible assets, and $0.2 of other items.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Other, net	$55.1	$61.3	$(6.2)	(10.2)%
% of net sales	4.8%	5.7%

Other operating expenses for the first nine months of fiscal 2024 totaled $55.1 compared to $61.3 for the same period last fiscal year. For the first nine months of fiscal 2024, other operating expenses were comprised primarily of $52.8 of amortization of intangible assets, $0.7 of restructuring costs, and $1.6 of other items. For the first nine months of fiscal 2023, other operating expenses were comprised mainly of $8.9 of transition services costs and other costs associated with the Dodge acquisition, $51.5 of amortization of intangible assets, and $0.9 of other items.

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

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Interest expense, net	$19.3	$20.9	$(1.6)	(7.6)%
% of net sales	5.2%	5.9%

Interest expense, net, was $19.3 for the third quarter of fiscal 2024 compared to $20.9 for the same period last fiscal year. Though interest rates have increased since 2022, our interest expense for the third quarter of fiscal 2024 has decreased compared to the third quarter of fiscal 2023 due to the commencement of the Swap on December 30, 2022.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Interest expense, net	$59.9	$55.0	$4.9	8.9%
% of net sales	5.2%	5.1%

Interest expense, net, was $59.9 for the first nine months of fiscal 2024 compared to $55.0 for the same period last fiscal year. The Swap has allowed us to effectively manage our interest expense throughout fiscal 2024 as interest rates have continued to climb.

Other Non-Operating Expense/(Income)

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Other non-operating expense /(income)	$(0.9)	$1.5	$(2.4)	(157.1)%
% of net sales	(0.2)%	0.4%

Other non-operating income was $0.9 for the third quarter of fiscal 2024 and consisted primarily of $1.6 of insurance proceeds received partially offset by post-retirement benefit costs and foreign exchange gains/losses. Other non-operating expense for the third quarter of fiscal 2023 was $1.5 and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Other non-operating expense	$0.4	$2.5	$(2.1)	(83.0)%
% of net sales	0.0%	0.2%

Other non-operating expense was $0.4 for the nine months ended December 30, 2023 and consisted primarily of post-retirement benefit costs and foreign exchange gains/losses partially offset by $1.6 of insurance proceeds received. Other non-operating expense for the nine months ended December 31, 2022 was $2.5 and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	December 30, 2023	December 31, 2022

Income tax expense	$10.2	$11.7
Effective tax rate	18.1%	24.4%

Income tax expense for the third quarter of fiscal 2024 was $10.2 compared to $11.7 for the same period in the prior fiscal year. Our effective income tax rate for the third quarter of fiscal 2024 was 18.1% compared to 24.4% for the same period in the prior fiscal year.

The effective income tax rate for the third quarter of fiscal 2024 of 18.1% included $1.9 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these net benefits would have been 21.2%. The effective income tax rate for the third quarter of fiscal 2023 of 24.4% included $0.3 of discrete tax benefits associated with stock-based compensation and $0.2 of other items; the effective income tax rate without these net benefits and items would have been 24.5%. In addition to these discrete items, the effective income tax rate for fiscal 2024 was impacted by a decrease in the forecasted state tax liability and a favorable change in investment earnings related to our company-owned life insurance investments.

	Nine Months Ended
	December 30, 2023	December 31, 2022

Income tax expense	$39.4	$31.9
Effective tax rate	21.0%	21.3%

Income tax expense for the first nine months of fiscal 2024 was $39.4 compared to $31.9 for the same period in the prior fiscal year. Our effective income tax rate for the first nine months of fiscal 2024 was 21.0% compared to 21.3% for the same period in the prior fiscal year. The effective income tax rate for the first nine months of fiscal 2024 of 21.0% included $2.4 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items; the effective income tax rate without these net benefits would have been 22.2%. The effective income tax rate for the first nine months of fiscal 2023 of 21.3% included $3.2 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other items; the effective income tax rate without these net benefits and items would have been 23.5%.

Segment Information

Our chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources under two operating segments: Aerospace/Defense; and Industrial. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Total net sales	$129.2	$105.5	$23.7	22.5%

Gross margin	$53.3	$41.7	$11.6	28.0%
% of segment net sales	41.2%	39.5%

SG&A	$9.9	$7.7	$2.2	26.5%
% of segment net sales	7.6%	7.4%

Net sales increased $23.7, or 22.5%, for the third quarter of fiscal 2024 compared to the same period last fiscal year. Commercial aerospace, which consisted of $67.2 of OEM and $19.1 of distribution and aftermarket, increased by 19.9% compared to fiscal 2023 when OEM net sales were $57.6 and distribution and aftermarket net sales were $14.4. This was driven by a continuing recovery as build rates and orders escalate in the OEM markets and the aftermarket begins to pick up. Our defense markets, which consisted of $35.9 of OEM and $7.0 of distribution and aftermarket, increased by 28.2% compared to fiscal 2023 when OEM net sales were $27.1 and distribution and aftermarket net sales were $6.4. Sales in our marine business have been strong and we are starting to ramp up shipments on many of our defense orders, most notably, for the Virginia-class and Columbia-class submarines.

Gross margin as a percentage of segment net sales was 41.2% for the third quarter of fiscal 2024 compared to 39.5% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was driven by increased sales volumes, notably in the defense aftermarket, product mix and efficiencies achieved at the plants in part due to increased sales volumes.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Total net sales	$377.0	$308.5	$68.5	22.2%

Gross margin	$151.2	$121.3	$29.9	24.7%
% of segment net sales	40.1%	39.3%

SG&A	$28.1	$22.7	$5.4	23.7%
% of segment net sales	7.5%	7.4%

Net sales increased $68.5, or 22.2%, for the first nine months of fiscal 2024 compared to the same period last fiscal year. The 22.2% increase was primarily driven by a 23.8% increase in our commercial aerospace market, both OEM and aftermarket, while our defense market was up 19.1% year over year due to the timing of shipments related to our marine business. Commercial aerospace, which consisted of $200.3 of OEM and $55.6 of distribution and aftermarket, increased by 23.8% compared to fiscal 2023 when OEM net sales were $165.6 and distribution and aftermarket net sales were $41.2. During the year, we have noted improvement in the sales and orders to our commercial aerospace customers as build rates continue to grow. Our backlog and recent results reflect this trend, which we expect to continue to see in upcoming quarters. Our defense markets, which consisted of $101.1 of OEM and $20.0 of distribution and aftermarket, increased by 19.1% compared to fiscal 2023 when OEM net sales were $82.1 and distribution and aftermarket net sales were $19.6.

Gross margin as a percentage of net sales increased to 40.1% for the first nine months of fiscal 2024 compared to 39.3% for the same period last fiscal year. The increase in gross margin percentage was due to increased volumes, manufacturing efficiencies, and product mix.

Industrial Segment

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Total net sales	$244.7	$246.1	$(1.4)	(0.6)%

Gross margin	$104.7	$104.3	$0.4	0.3%
% of segment net sales	42.8%	42.4%

SG&A	$32.6	$29.1	$3.5	11.7%
% of segment net sales	13.3%	11.8%

Net sales decreased $1.4, or 0.6%, for the third quarter of fiscal 2024 compared to the same period last fiscal year. While stable overall, we saw strength in food and beverage and mining and metals offset by weakness in semiconductor. Industrial OEM sales were $79.4 and $79.4 for the three month periods ended December 30, 2023 and December 31, 2022, respectively. Industrial sales to distribution and the aftermarket were $165.3 and $166.7 for the three month periods ended December 30, 2023 and December 31, 2022, respectively.

Gross margin for the third quarter of fiscal 2024 was 42.8% of net sales, compared to 42.4% in the same period last fiscal year. The improved gross margin was due to product mix and better manufacturing efficiencies.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

Total net sales	$769.6	$766.4	$3.2	0.4%

Gross margin	$341.0	$317.0	$24.0	7.6%
% of segment net sales	44.3%	41.4%

SG&A	$98.4	$89.2	$9.2	10.3%
% of segment net sales	12.8%	11.6%

Net sales increased $3.2, or 0.4%, for the first nine months of fiscal 2024 compared to the same period last fiscal year. Net sales were stable due to solid performance across our industrial markets. The overall segment increase was driven by performance in food and beverage, energy, mining, and the general industrial markets. Industrial OEM sales were $248.8 and $260.4 for the nine month periods ended December 30, 2023 and December 31, 2022, respectively. Industrial sales to distribution and the aftermarket were $520.8 and $506.0 for the nine month periods ended December 30, 2023 and December 31, 2022, respectively.

Gross margin for the first nine months of fiscal 2024 was 44.3% of net sales, compared to 41.4% in the same period last fiscal year. The increase in gross margin was driven by product mix and manufacturing efficiencies.

Corporate

	Three Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

SG&A	$21.4	$20.0	$1.4	7.0%
% of total net sales	5.7%	5.6%

Corporate SG&A was $21.4, or 5.7% of net sales, for the third quarter of fiscal 2024, which was relatively flat compared to $20.0, or 5.6% of net sales, for the same period last fiscal year.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

SG&A	$62.6	$58.2	$4.4	7.6%
% of total net sales	5.5%	5.4%

Corporate SG&A increased $4.4 for the first nine months of fiscal 2024 compared to the same period last fiscal year due to increases in personnel costs and professional fees.

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

Liquidity

As of December 30, 2023, we had cash and cash equivalents of $71.6, of which approximately $39.4 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be reinvested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries.

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

Prior to December 2022, amounts outstanding under the Facilities (i.e., the Term Loan and the Revolving Credit Facility) generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022 the Credit Agreement was amended to replace LIBOR with SOFR (i.e., the secured overnight financing rate administered by the Federal Reserve Bank of New York) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of December 30, 2023, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed under “Interest Rate Swap” below.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2024, $0 for fiscal 2025, $0 for fiscal 2026, and $750.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of December 30, 2023, the Company was in compliance with all debt covenants.

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

As of December 30, 2023, $750.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of December 30, 2023.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin, entered into a credit agreement in 2019 with Credit Suisse (Switzerland) Ltd. to provide Schaublin with a CHF 15.0 (approximately $15.4 USD) revolving credit facility, which was terminated in October 2022. Schaublin now has a CHF 5.0 (approximately $5.8 USD) revolving credit facility with Credit Suisse to provide future working capital, if necessary. As of December 30, 2023, $0.1 of the new facility was being utilized to provide a bank guarantee. Fees associated with the new facility are nominal.

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

Cash Flows

Nine-month Period Ended December 30, 2023 Compared to the Nine-month Period Ended December 31, 2022

The following table summarizes our cash flow activities:

	FY24	FY23	$ Change
Net cash provided by/(used in):
Operating activities	$195.2	$149.3	$45.9
Investing activities	(42.7)	(1.6)	(41.1)
Financing activities	(147.0)	(247.0)	100.0
Effect of exchange rate changes on cash	0.7	(1.6)	2.3
Increase/(decrease) in cash and cash equivalents	$6.2	$(100.9)	$107.1

During the first nine months of fiscal 2024, we generated cash of $195.2 from operating activities compared to $149.3 during the same period of fiscal 2023. The increase of $45.9 was the result of an increase in net income of $30.8, a favorable change in non-cash activity of $2.6, and the favorable impact of the net change in operating assets and liabilities of $12.5. The unfavorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by a $2.3 increase in stock-based compensation, a $3.8 increase in depreciation and amortization, a $0.3 increase in consolidation and restructuring charges, and a $0.7 increase in loss on asset dispositions, partially offset by $3.9 less amortization of deferred financing costs, $0.3 less noncash operating lease expense and an unfavorable change in deferred taxes of $0.3.

The following table summarizes the impact of operating assets and liabilities for fiscal 2024 versus fiscal 2023.

	Nine Months Ended
	December 30, 2023	December 31, 2022	$ Change
Cash provided by/(used in):
Accounts receivable	$13.0	$32.3	$(19.3)
Inventory	(36.0)	(62.8)	26.8
Prepaid expenses and other current assets	(4.8)	(12.2)	7.4
Other noncurrent assets	(4.1)	2.1	(6.2)
Accounts payable	(23.3)	(21.0)	(2.3)
Accrued expenses and other current liabilities	1.4	(9.7)	11.1
Other noncurrent liabilities	(0.2)	4.8	(5.0)
Total change in operating assets and liabilities:	$(54.0)	$(66.5)	$12.5

During the first nine months of fiscal 2024, we used $42.7 for investing activities as compared to $1.6 in the first nine months of fiscal 2023. This increase in cash used was primarily attributable to $18.7 of cash used to acquire the business assets of Specline during fiscal 2024 and $28.3 of favorable Dodge acquisition purchase price adjustment during the first nine months of fiscal 2023, partially offset by a $5.9 decrease in capital expenditures during fiscal 2024.

During the first nine months of fiscal 2024, we used cash of $147.0 for financing activities compared to $247.0 in the first nine months of fiscal 2023. This decrease in cash used was primarily attributable to $80.0 less repayment of outstanding debt, $18.0 of proceeds received from our Revolving Credit Facility, $0.1 less finance fees paid in connection with credit facilities, $0.7 less payment of principal on finance leases and $3.5 more received from the exercises of stock-based awards, partially offset by a $1.1 increase in repurchases of common stock, a $0.1 increase in preferred stock dividends paid and a $1.1 increase in repayments of notes payable.

Capital Expenditures

Our capital expenditures were $23.7 for the first nine months of fiscal 2024 compared to $29.6 for the same period in the prior fiscal year. We expect to make additional capital expenditures of $10.0 to $15.0 during the remainder of fiscal 2024 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1 - Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first nine months of fiscal 2024.

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

Other than the items noted above, we had no significant off-balance sheet arrangements as of December 30, 2023.

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

Foreign Currency Exchange Rates. As an international company, our operations transact in the following foreign currencies:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	United Kingdom – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations for the three-month period ended December 30, 2023 compared to approximately 11% for the three-month period ended December 31, 2022. Approximately 12% of our net sales were impacted by foreign currency fluctuations for both the nine-month period ended December 30, 2023 and the nine-month period ended December 31, 2022. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of December 30, 2023, the Company had no forward exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2023, our disclosure controls and procedures were (a) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (b) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended December 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time on the open market, in block trade transactions, and through privately negotiated transactions, in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. Our share repurchases are generally related to tax withholdings on the vesting of restricted stock awards.

Total share repurchases under the 2019 plan for the three months ended December 30, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
10/01/2023 – 10/28/2023	134	$234.59	134	$64.3
10/29/2023 – 11/25/2023	162	225.21	162	64.3
11/26/2023 – 12/30/2023	2,231	275.37	2,231	$63.7
Total	2,527	$269.99	2,527

During the third quarter of fiscal 2024, we did not issue any common stock that was not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 8, 2024

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	February 8, 2024