Form 10-K
period 2024-03-30
RBC Bearings INC
filed 2024-05-17
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended March 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2023 (based on the September 29, 2023 closing sales price of $234.13 of the registrant’s Common Stock, as reported by the New York Stock Exchange) was approximately $6,809,508,876.

As of May 10, 2024, RBC Bearings Incorporated had 29,211,612 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Shareholders to be held September 5, 2024, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 00042	Auditor Name: Ernst & Young LLP	Auditor Location: Stamford, CT

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing, gearing and engineered component markets where we believe our value-added engineering and manufacturing capabilities, and application expertise enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 54 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

All quantitative data contained in this Annual Report on Form 10-K (the “Annual Report”) is stated in millions, except for share and per-share data, number of facilities and their locations, square footage, and headcount.

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

Industrial Market (67% of net sales for the fiscal year ended March 30, 2024)

We manufacture bearings, gearing and engineered components for a wide range of diversified industrial markets, including construction and mining, oil and natural resource extraction, heavy truck, aggregates, rail and train, food and beverage, packaging and canning, material handling, semiconductor machinery, wind, and the general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

Our largest industrial customers include Caterpillar, Komatsu and Halliburton and various aftermarket distributors including Motion Industries, Applied Industrial, Baldwin Supply, BDI and Purvis Industries. We believe that the diversification of our sales among the various segments of the industrial markets and channels reduces our exposure to downturns in any individual segment. We believe opportunities exist for growth and margin improvement in this market as a result of the introduction of new products, the expansion of aftermarket sales, and continued manufacturing process improvements.

Aerospace/Defense Market (33% of net sales for the fiscal year ended March 30, 2024)

We supply bearings and engineered components for use in commercial, private and military aircraft and aircraft engines, guided weaponry, space and satellites, vision and optical systems, and military marine and ground applications.

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

Our largest aerospace and defense customers include the U.S. Department of Defense, Boeing, Airbus, Newport News Shipbuilding, Lockheed Martin, Northrop Grumman, Raytheon, Blue Origin and SpaceX and various aftermarket distributors including National Precision Bearing and Wencor. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, share gains, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2024, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 9% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Our two reportable business segments are aligned with the end-markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

Net Sales and Percent of Sales for the Fiscal Year Ended (amounts in millions)
Segment	March 30, 2024	April 1, 2023	April 2, 2022	Representative Applications
Industrial	$1,040.9 67%	$1,039.0 71%	$561.4 60%	● Mining, energy, aggregates, construction, wind equipment and material handling ● Packaging and canning machinery ● Semiconductor equipment ● Industrial gears, components and collets
Aerospace/Defense	$519.4 33%	$430.3 29%	$381.5 40%	● Airframe control and actuation ● Aircraft engine controls and landing gear ● Missile launchers ● Radar and night vision systems ● Hydraulics and valves ● Space applications

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

Motion Control Components. Power transmission components are of three types: mechanical drive components (offering V belt sheaves, synchronous sprockets, bushings and belts) used to change rotational speed between two pieces of equipment; couplings used to transmit torque between two rotating pieces of equipment, such as a motor and a gearbox; and conveyor components, which transfer torque from the mechanical drive equipment to the conveyor belt in bulk material handling applications. Applications include unit and bulk material handling, industrial air handling, large rotor fans, food processing, roll-out tables, and forest pulp and paper processing equipment. We also provide actuation components to customers within our commercial aerospace and space markets.

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

We have developed our sales force through the hiring of sales personnel with prior industry experience, complemented by an in-house training program. We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy. Today, our direct sales force is located to service North America, Europe, Asia, Australia and Latin America and is responsible for selling all of our products. This selling model leverages our relationship with key customers and provides opportunities to market multiple product lines to both established and potential customers. We also sell our products through a well-established, global network of industrial and aerospace distributors. This channel primarily provides our products to smaller OEM customers, aftermarket customers and the end users of bearings and engineered components that require local inventory and service. We intend to continue to focus on building distributor sales volume.

The Company has a joint venture in North America focused on joint warehouse and transportation logistics and e-business services. This joint venture, CoLinx, LLC (“CoLinx”), includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings Incorporated and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Industrial segment.

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

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in Australia, Canada, France, India, Mexico, the People’s Republic of China, England and Switzerland. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

Competition

Our principal competitors include SKF, New Hampshire Ball Bearings, Regal Rexnord, NORD and Timken, although we compete with different companies for each of our product lines. We believe that for the majority of our products, the principal competitive factors affecting our business are product qualifications, product line breadth, service, quality and price. Although some of our current and potential competitors may have greater financial, marketing, personnel and other resources than us, we believe that we are well-positioned to compete with regard to each of these factors in each of the markets in which we operate.

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

Joint Ventures

Investments in affiliated companies accounted for under the equity method at March 30, 2024 and April 1, 2023 were $0.6 and $0.6, respectively, and were reported within other noncurrent assets on the consolidated balance sheets.

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

Backlog

Our order backlog, as of March 30, 2024, was $726.1 compared to $663.8 as of April 1, 2023. These figures exclude orders from our Sargent marine and Sargent aerospace businesses that are expected to be fulfilled more than 12 months after the balance sheet dates. Including all orders from our Sargent marine and Sargent aerospace businesses, our backlog as of March 30, 2024 was $821.5 compared to $759.4 as of April 1, 2023. Many of our orders are fulfilled immediately after the order has been placed by the customer and would not be seen in our backlog at the end of a reporting period. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 5,302 people worldwide. Of that, 3,738 are employed at our 35 U.S. facilities and 1,564 are employed at our 19 international facilities located in Canada, Mexico, France, Switzerland, Germany, Poland, India, Australia, China and England. The majority of our personnel are RBC employees rather than independent contractors, temporaries or third-party labor provider personnel.

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

Training. An important part of achieving our human capital objective is our in-house training programs – RBC University, Materials University, Mechanical Engineering Training and the Customer, Application, Product Training (CAPT) Program. These programs provide our employees with a uniform foundation regarding how we do business, expand their subject matter expertise, and develop the various leadership positions across our organization, including plant management and general management. We also offer a tuition reimbursement program for many employees wishing to further their classroom education in their chosen field.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2025.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	The Company’s failure to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Competition in the bearings, engineered components and essential systems industries;

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	The loss of one or more of our significant customers or conditions that adversely affect the business of any of our significant customers;

●	Our ability to obtain and retain product approvals;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition of import tariffs, and our ability to pass through these costs on a timely basis;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Unexpected equipment failures or catastrophic events;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries;

●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;

●	Risks associated with utilizing information technology systems, including cyber events;

●	Risks associated with operating internationally, including currency translation risks;

●	Investors’ perceptions of us and our industry;

●	The cancellation of orders in our backlog;

●	Possible liability and recalls with respect to our products;

●	Risks associated with the substantial amount of goodwill that we have;

●	Risks associated with the substantial amount of debt we incurred to finance the Dodge acquisition; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

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

During the first quarter of fiscal year 2023, the Company’s management identified a material weakness in internal control over financial reporting related to the design of our control to consider all relevant terms within executive employment agreements and the related application of relevant authoritative accounting guidance for stock-based compensation, a non-cash item. Management then re-evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of April 2, 2022, making it necessary for the Company to restate the financial statements for fiscal years 2022, 2021 and 2020. Although we have remediated this material weakness, there can be no assurance that additional material weaknesses will not occur in the future.

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

Our top ten customers collectively accounted for approximately 44%, 41% and 36% of our net sales during fiscal 2024, 2023 and 2022, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

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

The mining and construction equipment and other diversified industrial industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. Margins in those industries are highly sensitive to demand cycles, and our customers (or our customers’ customers) in those industries historically have tended to delay large capital purchases and projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions, and business confidence levels. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. Future downward economic cycles or customer downturns could reduce sales of our products resulting in reductions in our revenues, cash flows and profitability.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2024, approximately 2% of our net sales were made directly, and we estimate that approximately an additional 9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

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

We may face cyber events and other IT security threats, including malware, ransomware, phishing and other intrusions, to our IT infrastructure, attempts to gain unauthorized access to proprietary, classified or confidential information, and threats to the physical security of our IT systems. As a U.S. government contractor, our risk of cyber events may be greater than the risk faced by other companies that are not government contractors. In addition to security threats, our IT systems may also be subject to network, software or hardware failures. The unavailability of our IT systems, the failure of these systems to perform as anticipated, or any significant breach of data security could cause loss of data, disrupt our operations, require significant management attention and resources, subject us to liability to third parties or regulatory actions or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial and competitive position, results of operations and liquidity. In addition, our business with our customers and vendors could be impacted by cyber events on their IT systems.

To address the risk to our IT systems and data, we maintain an IT security program designed to resist cyber events and to mitigate the damage from successful events. Refer to Part I, Item 1C of this Annual Report for details regarding our data protection and cybersecurity risk management program.

Work stoppages and other labor problems could materially reduce our ability to operate our business.

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 7% of our U.S.-based hourly employees as of March 30, 2024. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

In order to complete an acquisition, it may be necessary for us to assume the liabilities of the acquired business. These liabilities may be known at the time of the acquisition, but could be underestimated by us, or they may not be known to us until after the acquisition. In the case of an acquisition in which we do not assume all the liabilities of the acquired business, we typically obtain indemnification from the seller against the unassumed liabilities, although no assurance can be given that such indemnification will be sufficient in amount, scope or duration to fully offset the risk of the unassumed liabilities. Liabilities of acquired businesses that ultimately are borne by us (either because we assume them or our indemnification right proves to be insufficient or unenforceable) could have a material adverse effect on our business, financial condition or results of operations. In addition, after we complete an acquisition we may learn of other matters that adversely affect us, such as issues relating to the acquired business’s compliance with applicable laws, or issues relating to its supply chain, customer relationships or order demand.

Goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. As of March 30, 2024, we had $1,874.9 of goodwill and $24.3 of indefinite-lived intangibles, representing approximately 41% of our total assets. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

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

We have operations in Australia, England, Canada, France, Germany, India, Mexico, the Peoples Republic of China, Poland and Switzerland. Of our 54 facilities in 11 countries, 19 are located outside the U.S., including 10 manufacturing facilities in four countries.

In fiscal 2024, approximately 12% of our net sales were generated by our international operations. We expect that this proportion is likely to increase as we seek to increase our penetration of foreign markets, including through acquisitions. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

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

We are subject to a risk of product and recall-related liability in the event that the failure, use or misuse of any of our products results in personal injury, death or property damage or our products do not conform to our customers’ specifications. In particular, our products are installed in a number of types of vehicle fleets, including airplanes, helicopters, trains, automobiles, heavy trucks and farm equipment, many of which may be subject to government-ordered recalls as well as voluntary recalls by the manufacturer. If one of our products is found to be defective, causes a fleet to be disabled or otherwise results in a product recall, significant claims may be brought against us. We currently maintain insurance coverage for product liability claims but not for recall-related claims. We cannot assure you that product liability claims, if made, would not exceed our insurance coverage limits. Claims that are not covered by insurance, or that exceed insurance coverage limits, could result in material losses. Claims that are covered by insurance could result in increased future insurance costs.

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

As of March 30, 2024, we had an order backlog of $821.5, including all orders from our Sargent marine and Sargent aerospace businesses. However, orders included in our backlog may be subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

In fiscal 2022, we incurred $1,800.0 of total debt to finance the Dodge acquisition. As of March 30, 2024, our total debt was $1,191.9. This debt could or will have important consequences, including, but not limited to:

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

As of March 30, 2024, $400.0 of our term loan was subject to a fixed-rate interest swap but the remaining $275.0 balance of the term loan bears interest at a variable rate. Future increases in interest rates would increase the cost of servicing the portion of the term loan not subject to a swap, which could materially reduce our profitability and cash flows.

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

Our certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board, without stockholder approval. We utilized this authorization to issue 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) in fiscal 2022. Certain terms of the MCPS could make an attempt to acquire RBC more difficult or expensive. In the future the Board could authorize the issuance of some or all of the 5,400,000 remaining authorized shares of preferred stock with rights, preferences and privileges that rank equally with the MCPS, or that could have the effect of discouraging, delaying or preventing a change in control of us, or that could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any additional preferred stock, no assurance can be given that we will not do so in the future. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of preferred stock or any other capital stock that we may issue in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Governance

In response to the increasing threat of continuously evolving cybersecurity risks, we continue to invest in our information technology and operational technology cybersecurity processes. We maintain a data protection and cybersecurity risk management program based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity framework to assess, identify and manage cybersecurity risks. As part of this program, we maintain defensive network perimeter safeguards, internal mitigation and control features, continuous system and network monitoring, and contingency data protection. The Company ensures regular data and system backups through planned schedules. We utilize local backups for quick recovery and off-site, off-line and physical backups to safeguard against disasters. Our cybersecurity program includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity testing, detection, response, prevention and mitigation strategies. We also have a notification process for real-time escalation of material cyber incidents by members of our internal cybersecurity team to senior management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, General Counsel and the Audit Committee of the Board of Directors. The Company’s information security team also engages third-party security consultants for penetration testing, training and system enhancements. Our Director of Information Technology is responsible for leading global cybersecurity risk reduction efforts and compliance.

The Audit Committee is responsible for oversight of our risk management with respect to information technology operations and cybersecurity and oversees risk management in the area of data privacy. As part of this process, the Audit Committee oversees the data protection and cybersecurity risk management program, which includes reviewing management’s risk assessments and the steps management has taken to monitor or mitigate our cybersecurity risk exposure. Management regularly provides data protection and cybersecurity reports to the Audit Committee, which include updates on cybersecurity initiatives, cybersecurity metrics and threat landscape.

Despite our efforts with respect to information technology operations, cybersecurity and data privacy, we have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. During fiscal year 2024, the Company did not experience any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

Our principal executive office consists of approximately 70,000 square feet located at One Tribology Center, Oxford, Connecticut, which we own, and our Dodge Industrial subsidiary has approximately 75,000 square feet of office space in Simpsonville, South Carolina, which we lease.

Our Industrial business segment maintains approximately 1,725,000 square feet of manufacturing space across 14 facilities in California, Connecticut, Indiana, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina and Tennessee, some of which we own and some of which we lease. This manufacturing space includes approximately 460,000 square feet in two owned facilities in North Carolina and South Carolina, and approximately 650,000 square feet in three leased facilities in North Carolina, South Carolina and Tennessee, all of which are used by Dodge Industrial. The Industrial business segment also maintains approximately 467,000 square feet of manufacturing space across six leased facilities in China, Mexico, and Switzerland and two owned facilities in Poland and Switzerland.

Our Aerospace/Defense business segment maintain approximately 889,000 square feet of manufacturing space across 14 facilities in Arizona, California, Connecticut, Georgia, Indiana, South Carolina and Nevada, some of which we own and some of which we lease. This manufacturing space includes 163,000 square feet in one owned facility in Arizona. The Aerospace/Defense business segment also maintains approximately 108,000 square feet of manufacturing space across two leased facilities in Mexico.

We own or lease approximately 239,000 square feet in three distribution centers located in California, South Carolina, and Tennessee, and we also lease several sales offices in various locations in the United States, Canada, France, China, Germany India and Australia. We also utilize third party logistics’ firms located strategically around the world to supplement distribution of our products.

We believe that as the term of each of our leased facilities expires we will be able to either secure a renewal or enter into a lease for an alternate location on market terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock and Preferred Stock

Our common stock is quoted on the New York Stock Exchange under the symbol “RBC.” As of May 10, 2024, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock during the periods indicated:

	Fiscal 2024		Fiscal 2023
	High	Low	High	Low
First Quarter	$236.95	$195.18	$202.73	$152.90
Second Quarter	253.00	203.65	264.94	179.21
Third Quarter	288.16	214.14	256.29	202.13
Fourth Quarter	285.79	240.36	254.50	204.67

The last reported sale price of our common stock on the New York Stock Exchange on May 10, 2024 was $271.56 per share.

The MCPS (i.e., our outstanding preferred stock) is quoted on the New York Stock Exchange under the symbol “RBCP.” As of May 10, 2024, there was one holder of record of the MCPS.

The following table shows the high and low sales prices of the MCPS during the periods indicated:

	Fiscal 2024		Fiscal 2023
	High	Low	High	Low
First Quarter	$112.53	$98.75	$102.93	$81.01
Second Quarter	118.68	101.97	127.19	92.95
Third Quarter	131.99	103.29	123.15	101.39
Fourth Quarter	129.12	116.30	121.21	101.57

The last reported sale price of the MCPS on the New York Stock Exchange on May 10, 2024 was $122.34 per share.

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

Total share repurchases under the 2019 plan during the fourth quarter of fiscal 2024 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
12/31/2023 – 01/27/2024	16	$278.77	16	$63.7
01/28/2024 – 02/24/2024	12,565	268.22	12,565	60.3
02/25/2024 – 03/30/2024	7	264.87	7	$60.3
Total	12,588	$268.23	12,588

During the fourth quarter of fiscal 2024, we did not issue any common stock that was not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8, Note 17 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index and the S&P 400 Industrials (Sector) (TR) over the period from March 30, 2019 to March 30, 2024. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on March 30, 2019 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 30, 2024.

	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024
RBC Bearings Incorporated	$100.00	$86.50	$155.81	$153.77	$182.98	$212.54
Russell 3000 Index	100.00	89.43	149.58	166.03	151.13	195.39
S&P 400 Industrials (Sector) (TR)	100.00	78.98	154.57	159.24	165.64	224.20

The cumulative total return shown on the stock performance graph indicates historical results only and may not be indicative of future results.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. All references to “Notes” in this Item 7 refer to the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

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

General

We are a well-known international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 54 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2024 had 52 weeks and fiscal 2023 had 52 weeks. We currently operate under two reportable business segments – Aerospace/Defense and Industrial:

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 29 acquisitions, which have broadened our end markets, products, customer base and geographic reach.

Outlook

Our net sales increased 6.2% year over year due to an increase of 20.7% in Aerospace and Defense segment sales and a 0.2% increase in Industrial segment sales.

Aerospace and Defense segment sales increased 20.7% year over year. Commercial aerospace increased 20.3%, demonstrating the continued recovery and early stages of a growth cycle. Defense sales, which represent approximately 31.9% of segment sales during the year, were up more than 21.6% for the year. Our backlog in this end market is significant and deliveries are expected to continue to accelerate in the coming years.

For the fiscal year ended March 30, 2024, approximately 66.7% of our net sales were attributable to the Industrial segment while the Aerospace/Defense segment contributed approximately 33.3% of our net sales. For the fourth quarter of fiscal 2024, approximately 65.6% of our net sales were attributable to the Industrial segment compared to approximately 34.4% for the Aerospace/Defense segment. Approximately $186.8 of Industrial segment sales in the fourth quarter of fiscal 2024 were to distribution and aftermarket compared to $185.7 in the prior year while approximately $84.5 were made directly to OEMs in the fourth quarter of fiscal 2024 compared to $86.9 in the prior year. Net sales in the Aerospace/Defense segment increased $20.6, or 16.8%, for the fourth quarter of fiscal 2024 compared to the same period last fiscal year. Commercial aerospace, which consisted of $78.2 of OEM and $19.7 of distribution and aftermarket, increased by 12.0% compared to the fourth quarter of fiscal 2023 when OEM net sales were $68.8 and distribution and aftermarket net sales were $18.5. This was driven by a continuing recovery as build rates and orders escalate in the OEM markets and the aftermarket begins to pick up. Our defense markets, which consisted of $34.2 of OEM and $10.3 of distribution and aftermarket, increased by 29.0% compared to the fourth quarter of fiscal 2023 when OEM net sales were $28.2 and distribution and aftermarket net sales were $6.3.

The Company forecasts net sales to be approximately $415.0 to $420.0 in the first quarter of fiscal 2025, compared to $387.1 in the first quarter of fiscal 2024, which represents a growth rate of 7.2% to 8.5%.

Our order backlog, as of March 30, 2024, was $726.1 compared to $663.8 as of April 1, 2023. These figures exclude orders from our Sargent marine and Sargent aerospace businesses that are expected to be fulfilled more than 12 months after the balance sheet dates. Including all orders from our Sargent marine and Sargent aerospace businesses, our backlog as of March 30, 2024 was $821.5 compared to $759.4 as of April 1, 2023. This increase reflects continued growth, most notably in our commercial aerospace and marine defense end markets. Beginning in fiscal year 2025, we will disclose our full backlog for periods presented.

We experienced solid operating cash flow generation during fiscal 2024 (as discussed in the “Liquidity and Capital Resources” section below). We believe that operating cash flows and available credit under our revolving bank credit facilities will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of March 30, 2024, we had cash and cash equivalents of $63.5, of which, $25.9 was cash held by our foreign operations.

Sources of Revenue

A contract with a customer exists when there is commitment and approval from both parties involved, the rights of the parties are identified, payment terms are defined, the contract has commercial substance and collectability of consideration is probable. The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. Long-term agreements (“LTAs”) are used by the Company and certain of its customers to reduce their supply uncertainty for a period of time, typically multiple years. While these LTAs define commercial terms including pricing, termination rights and other contractual requirements, they do not represent the contract with the customer for revenue recognition purposes.

Approximately 98% of the Company’s revenue was generated from the sale of products to customers in the Industrial and Aerospace/Defense markets for each of the years ended March 30, 2024 and April 1, 2023. The remaining 2% of the Company’s revenue for each of the last two fiscal years was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work.

Refer to Note 2 for further discussion regarding the Company’s revenue policy.

Cost of Sales

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Less than half of our factory costs, depending on product mix, are attributable to raw materials, purchased components and outside processing. When we experience raw material inflation, we attempt to offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. Although we experienced cost inflation on raw material, labor and overhead for this fiscal year, we were able to mitigate it through pricing and strategic sourcing efforts.

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

Fiscal 2024 Compared to Fiscal 2023

Results of Operations

(amounts in millions, except share and per share data)

	FY24	FY23	$ Change	% Change
Net sales	$1,560.3	$1,469.3	$91.0	6.2%
Net income attributable to common stockholders	$186.9	$143.8	$43.1	30.1%
Net income per common share attributable to common stockholders: Diluted	$6.41	$4.94
Weighted average common shares attributable to common stockholders: Diluted	29,189,056	29,072,429

Net sales for the fiscal year ended March 30, 2024 increased $91.0, or 6.2%, for fiscal 2024 compared to fiscal 2023. This increase in net sales was the result of an 0.2% increase in our Industrial segment, while sales in our Aerospace/Defense segment increased 20.7% year over year. Industrial segment sales remain very strong, most notably, in the mining, energy, and general industrial markets. Within Aerospace/Defense, total commercial aerospace increased 20.3% and defense increased 21.6% year over year. The commercial aerospace increase reflects the continued recovery in the market over the last year, and what we believe is the start of a growth cycle as aircraft build rates at large OEMs are expected to escalate in coming years.

Net income attributable to common stockholders increased by $43.1 to $186.9 for fiscal 2024 compared to fiscal 2023. The net income attributable to common stockholders of $186.9 in fiscal 2024 was impacted by $3.0 of restructuring and consolidation charges incurred, $78.7 of interest expense, $23.0 of preferred stock dividends and $51.9 of income tax expense. The net income attributable to common stockholders of $143.8 in fiscal 2023 was impacted by $8.8 of transition service agreement (TSA) costs associated with the Dodge acquisition, $2.7 of restructuring and consolidation charges incurred at some of our plants located in South Carolina, $76.7 of interest expense, $22.9 of preferred stock dividends and $43.0 of income tax expense.

Gross Margin

	FY24	FY23	$ Change	% Change
Gross Margin	$670.5	$604.8	$65.7	10.9%
Gross Margin %	43.0%	41.2%

Gross margin was 43.0% of sales for fiscal 2024 compared to 41.2% for the same period last year. Gross margin during fiscal 2024 included $0.3 of inventory rationalization costs associated with consolidation efforts at one of our facilities located in California. Gross margin in fiscal 2023 included $0.2 of inventory rationalization costs associated with consolidation efforts at one of our facilities located in South Carolina. The expansion in margin during fiscal 2024 reflects the combination of continued cost efficiencies achieved through integration, product mix, pricing and the ability to maintain appropriate pricing levels while facing an inflationary environment both as it relates to manufacturing costs and human capital.

Selling, General and Administrative

	FY24	FY23	$ Change	% Change
SG&A	$253.5	$229.7	$23.8	10.4%
% of net sales	16.2%	15.6%

SG&A expenses increased by $23.8 to $253.5 for fiscal 2024 compared to fiscal 2023. The increase in SG&A was primarily driven by personnel costs, IT costs and other professional fees.

Other, Net

	FY24	FY23	$ Change	% Change
Other, net	$74.8	$82.1	$(7.3)	(8.9)%
% of net sales	4.8%	5.6%

Other operating expenses for fiscal 2024 totaled $74.8 compared to $82.1 for fiscal 2023. For fiscal 2024, other operating costs consisted primarily of $70.4 of amortization expense, $2.7 of plant consolidation and restructuring costs, $0.2 of bad debt expense, $0.3 of acquisition costs, $0.6 of losses on disposal of assets, and $0.6 of other items. For fiscal 2023, other operating expenses were comprised of $8.9 of TSA costs and other costs associated with the Dodge acquisition, $69.1 of amortization expense, $2.5 of plant consolidation and restructuring costs, $0.8 of bad debt expense, $0.3 of asset impairments, $0.3 of losses on disposal of assets, and $0.2 of other items.

Interest Expense, Net

	FY24	FY23	$ Change	% Change
Interest expense	$78.7	$76.7	$2.0	2.6%
% of net sales	5.0%	5.2%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income. Interest expense, net was $78.7 for fiscal 2024 compared to $76.7 for fiscal 2023 as a result of additional interest on our variable rate debt. Though interest rates have steadily increased since the beginning of fiscal 2023, the interest rate swap that we entered into that year (see “Liquidity and Capital Resources” below) has enabled us to manage interest costs as approximately 75% of our debt bears interest at a fixed rate, after giving effect to the interest rate swap agreement in place.

Other Non-Operating Expense

	FY24	FY23	$ Change	% Change
Other non-operating expense	$1.7	$6.6	$(4.9)	(74.0)%
% of net sales	0.1%	0.4%

Other non-operating expense for fiscal 2024 totaled $1.7, consisting primarily of post-retirement benefit costs. Non-operating costs incurred during fiscal 2023 were $6.6, consisting primarily of costs associated with post-retirement benefit plans led by a $4.3 settlement loss related to the derecognition of $15.6 of pension liabilities and $15.6 of pension assets resulting from an annuity contract executed in March 2023.

Income Taxes

	FY24	FY23
Income tax expense	$51.9	$43.0
Effective tax rate with discrete items	19.8%	20.5%
Effective tax rate without discrete items	22.9%	22.9%

Income tax expense for fiscal 2024 was $51.9 compared to $43.0 for fiscal 2023. Our effective income tax rate for fiscal 2024 was 19.8% compared to 20.5% for fiscal 2023. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision which decrease the rate and differences in foreign and state income taxes which increase the rate. The effective income tax rate for fiscal 2024 of 19.8% included discrete items totaling a benefit of $8.2 which is substantially related to a benefit associated with stock-based compensation, a reduction in unrecognized tax benefits due to the expiration of the statute of limitations, and the accrual of deferred tax assets related to state tax modifications. The effective income tax rate for fiscal 2024 without these discrete items would have been 22.9%. The effective income tax rate for fiscal 2023 of 20.5% included discrete items of $5.1 of benefit comprised substantially of a benefit associated with stock-based compensation and a reduction in unrecognized tax benefits partially due to the expiration of the statute of limitations. The effective income tax rate for fiscal 2023 without these discrete items would have been 22.9%.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

Segment Information

We report our financial results under two operating segments: Aerospace/Defense and Industrial. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment:

	FY24	FY23	$ Change	% Change
Net sales	$519.4	$430.3	$89.1	20.7%

Gross margin	$208.8	$171.0	$37.8	22.2%
Gross margin %	40.2%	39.7%

SG&A	$37.8	$31.1	$6.7	21.7%
% of segment net sales	7.3%	7.2%

Net sales increased $89.1, or 20.7%, for fiscal 2024 compared to fiscal 2023. Commercial aerospace, which consisted of $278.5 of OEM and $75.3 of distribution and aftermarket, increased by 20.3% compared to fiscal 2023 when OEM net sales were $234.4 and distribution and aftermarket net sales were $59.7. This was driven by a continuing recovery as build rates and orders escalated in the OEM markets and the aftermarket began to pick up. Our defense markets, which consisted of $135.3 of OEM and $30.3 of distribution and aftermarket, increased by 21.6% compared to fiscal 2023 when OEM net sales were $110.3 and distribution and aftermarket net sales were $25.9.

During the year, we saw improvement in the sales and order volume to our commercial aerospace customers as aircraft build rates continued to grow. Our backlog and recent results reflect the early stages of this process which we expect to continue to see in upcoming quarters. Our defense markets, which represented about 31.9% of sales, increased by approximately 21.6% during the period, driven by increased sales and order volume in the marine and helicopter end markets. Overall distribution and aftermarket sales, which represent 20.3% of segment sales, were up 23.4% year over year.

Gross margin was $208.8, or 40.2% of net sales, in fiscal 2024 compared to $171.0, or 39.7% of sales, for the same period in fiscal 2023. We anticipate margin expansion in the next year as the increasing orders on commercial products add volume through our plants driving cost efficiencies.

Industrial Segment:

	FY24	FY23	$ Change	% Change
Net sales	$1,040.9	$1,039.0	$1.9	0.2%

Gross margin	$461.7	$433.8	$27.9	6.4%
Gross margin %	44.4%	41.8%

SG&A	$132.8	$122.5	$10.3	8.4%
% of segment net sales	12.8%	11.8%

Net sales increased $1.9, or 0.2%, during fiscal 2024 compared to the same period last year. The continued strong performance was driven by the energy, mining, and general industrial markets. Sales to distribution and the aftermarket were $707.6 in fiscal 2024 compared to $691.7 in the prior year, a 2.3% year over year increase. OEM sales were $333.3 for fiscal 2024 compared to $347.3 in the prior year. The 4.0% decrease in OEM sales compared to the prior year was primarily due to some softness in the semicon end market.

Gross margin was $461.7, or 44.4% of net sales, in fiscal 2024 compared to $433.8, or 41.8% of sales, for the same period in fiscal 2023. The gross margin for the fiscal 2023 included the unfavorable impact of $0.2 associated with inventory rationalization costs at one of our plants in South Carolina. The expansion in margin year over year was led by cost efficiencies achieved through synergy, product mix, and maintenance of appropriate pricing levels to offset the inflationary environment primarily driven by the cost of materials, energy and human capital.

Corporate:

	FY24	FY23	$ Change	% Change
SG&A	$82.9	$76.1	$6.8	9.0%
% of total net sales	5.3%	5.2%

Corporate SG&A increased $6.8 or 9.0% for fiscal 2024 compared to fiscal 2023 due to increased spend in IT and personnel-related costs. As a percentage of net sales, Corporate SG&A was relatively flat year over year.

Liquidity and Capital Resources

Our business is capital-intensive. Our capital requirements include manufacturing equipment and materials. In addition, we have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure requirements and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and sale of equity to investors. We believe that operating cash flows and available credit under our revolving bank credit facilities will provide adequate resources to fund internal growth initiatives for the foreseeable future.

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

Liquidity

As of March 30, 2024, we had cash and cash equivalents of $63.5, of which, approximately $25.9 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

In fiscal 2022, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial, Inc. (“Dodge”) and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”). Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Initially, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022, the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of March 30, 2024, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $675.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of March 30, 2024 the Company was in compliance with all debt covenants.

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

As of March 30, 2024, $675.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc. which is discussed in Note 9. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of March 30, 2024.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the purchase price for the acquisition of Dodge.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.8 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 30, 2024, $2.2 had been borrowed from the Foreign Credit Line and $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

Interest Rate Swap

In fiscal 2023, the Company entered into a three-year USD-denominated interest rate swap (“the Swap”) from a third-party financial counterparty under the Credit Agreement. The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of March 30, 2024, approximately 75% of our debt bore interest at a fixed rate after giving effect to the Swap in place. The notional on the Swap will amortize as follows:

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

Cash Flows

Fiscal 2024 Compared to Fiscal 2023

The following table summarizes our cash flow activities:

	FY24	FY23	$ Change
Net cash provided by (used in):
Operating activities	$274.7	$220.6	$54.1
Investing activities	(52.2)	(14.0)	(38.2)
Financing activities	(223.5)	(322.8)	99.3
Effect of exchange rate changes on cash	(0.9)	(1.3)	0.4
(Decrease)/increase in cash and cash equivalents	$(1.9)	$(117.5)	$115.6

During fiscal 2024, we generated cash of $274.7 from operating activities compared to $220.6 for fiscal 2023. The increase of $54.1 was mainly the result of a $43.2 increase in net income and a $12.4 favorable change in non-cash activity partially offset by a net unfavorable change in operating assets and liabilities of $1.5. The unfavorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was primarily driven by $3.9 more depreciation and amortization, $3.4 more stock-based compensation and a favorable change in deferred taxes of $9.1, partially offset by $4.2 less amortization of deferred financing costs.

The following chart summarizes the impact on cash flow from operating assets and liabilities for fiscal 2024 versus fiscal 2023.

	FY24	FY23
Cash provided by (used in):
Accounts receivable	$(13.4)	$7.8
Inventory	(31.6)	(71.7)
Prepaid expenses and other current assets	(2.4)	(5.8)
Other noncurrent assets	(3.0)	(0.8)
Accounts payable	(30.7)	(11.1)
Accrued expenses and other current liabilities	9.0	6.0
Other noncurrent liabilities	(0.5)	4.5
Total change in operating assets and liabilities	$(72.6)	$(71.1)

During fiscal 2024, we used $52.2 for investing activities as compared to $14.0 for fiscal 2023. This increase in cash used was primarily attributable to $19.3 of cash used for acquisitions in fiscal 2024 compared to a favorable purchase price adjustment of $27.5 in fiscal 2023. This was partially offset by $8.8 fewer capital expenditures in fiscal 2024 compared to fiscal 2023.

During fiscal 2024, we used cash of $223.5 for financing activities compared to $322.8 in fiscal 2023. This favorable change was primarily due to $8.8 more proceeds from exercises of employee stock options, $20.3 of proceeds received from our revolving credit facilities and $75.0 less repayment of debt compared to the prior year.

Capital Expenditures

Our capital expenditures in fiscal 2024 were $33.2 compared to $42.0 in fiscal 2023. We expect to make capital expenditures of approximately 3.0% to 3.5% of net sales during fiscal 2025 in connection with our existing business. We funded our fiscal 2024 capital expenditures, and expect to fund fiscal 2025 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

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

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (i.e. when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue when control has transferred to the customer. Once a customer has obtained control, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 98% of the Company’s revenue was recognized in this manner based on sales for the fiscal years ended March 30, 2024 and April 1, 2023.

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Approximately 2% of the Company’s revenue was recognized in this manner based on sales for the fiscal years ended March 30, 2024 and April 1, 2023. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the fiscal years ended March 30, 2024 and April 1, 2023. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2024. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include the discount rates, revenue growth rates and EBITDA margin which are affected by expectations about future market or economic conditions. Discount rates, revenue growth rates and EBITDA margin are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2024 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2024 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 53.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 18.8% at each of the two reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. Assuming no growth in EBITDA margin within the model would not result in impairment of goodwill for any of our reporting units. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Valuation of Business Combinations. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the date of acquisition, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations which are prepared with the assistance of a specialist and consider our best estimates of inputs and assumptions that a market participant would use. We utilize a specialist for these valuations due to the complexity and estimation uncertainty involved in determining the fair value given the significant assumptions involved. Significant assumptions utilized in the valuation models include discount rates, revenue growth rates and EBITDA margins. We allocate to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with these acquisitions are expensed as incurred through other, net on the consolidated statements of operations.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2.

Impact of Inflation and Changes in Prices of Raw Materials

In fiscal 2024, the economy experienced inflation. We purchase steel at market prices, which fluctuate as a result of supply and demand in the marketplace. To date, we have managed price increases by changing our buying patterns, expanding our vendor network, and passing increases on to our customers through price increases on our products, the assessment of steel surcharges on our customers, or entry into LTAs with our customers containing escalator provisions tied to our invoiced price of steel. However, even if we are able to pass these cost increases to our customers, there may be a time lag of several months between the time we experience a cost increase and when we implement surcharges or price increases, particularly for orders already in our backlog. As a result, our gross margin percentage may decline.

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

Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We believe that our sources are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials, and that in most cases readily available alternative materials can be used for most of our raw materials.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning (“ERP”) system. The remaining contractual obligation related to these ERP license costs of $7.6 will end in June of 2026.

Other than the items noted above, we had no significant off-balance sheet arrangements as of March 30, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in “Liquidity and Capital Resources” in Item 7 of this Annual Report, we have utilized an interest rate swap to fix a portion of the variable rate interest expense associated with the Term Loan. As of March 30, 2024, approximately 75% of our debt bears interest at a fixed rate after giving effect to the interest rate swap agreement in place.

Foreign Currency Exchange Rates. As an international company, our operations transact in the following foreign currencies:

● Australia – Australian dollar	● India – rupee

● Canada – Canadian dollar	● Mexico – peso

● China – Chinese yuan	● Poland – zloty

● France and Germany – euro	● Switzerland – Swiss franc

● England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% of our net sales were impacted by foreign currency fluctuations in fiscal 2024 compared to approximately 12% of net sales in fiscal 2023. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales and purchase transactions denominated in non-functional currencies. As of March 30, 2024, the Company had no forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 17, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – Annual impairment evaluation

Description of the Matter

At March 30, 2024, the Company’s goodwill was $1,874.9 million. As discussed in Notes 2 and 10 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. The Company estimates the fair value of its reporting units using an income approach, specifically a discounted cash flow analysis.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. The fair value estimates were sensitive to changes in significant assumptions such as the discount rates, revenue growth rates and EBITDA margin which are affected by expectations about future market or economic conditions.

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

Stamford, Connecticut

May 17, 2024

RBC Bearings Incorporated

Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	March 30, 2024	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$63.5	$65.4
Accounts receivable, net of allowance for doubtful accounts of $4.4 at March 30, 2024 and $3.7 at April 1, 2023	255.2	239.6
Inventory	622.8	587.2
Prepaid expenses and other current assets	24.0	21.1
Total current assets	965.5	913.3
Property, plant and equipment, net	361.0	375.3
Operating lease assets, net	41.4	41.4
Goodwill	1,874.9	1,869.8
Intangible assets, net	1,391.9	1,452.9
Other noncurrent assets	43.9	37.7
Total assets	$4,678.6	$4,690.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116.2	$146.8
Accrued expenses and other current liabilities	167.3	153.4
Current operating lease liabilities	7.0	7.6
Current portion of long-term debt	3.8	1.5
Total current liabilities	294.3	309.3
Long-term debt, less current portion	1,188.1	1,393.5
Noncurrent operating lease liabilities	35.3	33.9
Deferred income taxes	284.2	295.1
Other noncurrent liabilities	124.8	122.7
Total liabilities	1,926.7	2,154.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of March 30, 2024 and April 1, 2023, respectively; issued shares: 4,600,000 as of March 30, 2024 and April 1, 2023, respectively	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 at March 30, 2024 and April 1, 2023, respectively; issued shares: 30,227,444 and 29,989,948 at March 30, 2024 and April 1, 2023, respectively	0.3	0.3
Additional paid-in capital	1,625.2	1,589.9
Accumulated other comprehensive income/(loss)	0.7	(4.1)
Retained earnings	1,216.8	1,029.9
Treasury stock, at cost, 1,015,053 shares and 966,398 shares at March 30, 2024 and April 1, 2023, respectively	(91.1)	(80.1)
Total stockholders’ equity	2,751.9	2,535.9
Total liabilities and stockholders’ equity	$4,678.6	$4,690.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(amounts in millions, except share and per share data)

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net sales	$1,560.3	$1,469.3	$942.9
Cost of sales	889.8	864.5	585.8
Gross margin	670.5	604.8	357.1
Operating expenses:
Selling, general and administrative	253.5	229.7	167.6
Other, net	74.8	82.1	68.4
Total operating expenses	328.3	311.8	236.0
Operating income	342.2	293.0	121.1
Interest expense, net	78.7	76.7	41.5
Other non-operating expense	1.7	6.6	0.9
Income before income taxes	261.8	209.7	78.7
Provision for income taxes	51.9	43.0	24.0
Net income	$209.9	$166.7	$54.7
Preferred stock dividends	23.0	22.9	12.0
Net income attributable to common stockholders	$186.9	$143.8	$42.7

Net income per common share attributable to common stockholders:
Basic	$6.47	$5.00	$1.58
Diluted	$6.41	$4.94	$1.56
Weighted average common shares:
Basic	28,917,008	28,764,092	26,946,355
Diluted	29,189,056	29,072,429	27,311,029

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(amounts in millions)

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net income	$209.9	$166.7	$54.7
Pension and postretirement liability adjustments, net of taxes (1)	0.4	9.4	4.2
Change in fair value of derivatives, net of taxes (2)	3.4	(2.2)	—
Foreign currency translation adjustments	1.0	(5.5)	0.4
Total comprehensive income	$214.7	$168.4	$59.3

(1)	These adjustments were net of tax expense of $0.4, tax expense of $2.0 and tax expense of $1.1 in fiscal 2024, 2023 and 2022, respectively.

(2)	These adjustments were net of tax expense of $1.0 and net of tax benefit of $0.6 in fiscal 2024 and fiscal 2023, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

						Accumulated
					Additional	Other				Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 3, 2021	26,110,320	$0.3	—	$—	$462.6	$(10.4)	$843.4	(884,701)	$(63.8)	$1,232.1
Net income	—	—	—	—	—	—	54.7	—	—	54.7
Stock-based compensation	—	—	—	—	32.9	—	—	—	—	32.9
Preferred stock dividends	—	—	—	—	—	—	(12.0)	—	—	(12.0)
Repurchase of common stock	—	—	—	—	—	—	—	(43,621)	(8.6)	(8.6)
Exercise of equity awards	149,896	0.0	—	—	18.0	—	—	—	—	18.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $1.1	—	—	—	—	—	4.2	—	—	—	4.2
Issuance of restricted stock, net of forfeitures	96,992	—	—	—	—	—	—	—	—	—
Preferred stock issuance, net of issuance costs	—	—	4,600,000	0.0	445.3	—	—	—	—	445.3
Common stock issuance, net of issuance costs	3,450,000	0.0	—	—	605.5	—	—	—	—	605.5
Currency translation adjustments	—	—	—	—	—	0.4	—	—	—	0.4
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	166.7	—	—	166.7
Stock-based compensation	—	—	—	—	14.0	—	—	—	—	14.0
Preferred stock dividends	—	—	—	—	—	—	(22.9)	—	—	(22.9)
Repurchase of common stock	—	—	—	—	—	—	—	(38,076)	(7.7)	(7.7)
Exercise of equity awards	116,563	0.0	—	—	11.6	—	—	—	—	11.6
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $2.0	—	—	—	—	—	9.4	—	—	—	9.4
Issuance of restricted stock, net of forfeitures	66,177	—	—	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax benefit of $0.6	—	—	—	—	—	(2.2)	—	—	—	(2.2)
Currency translation adjustments	—	—	—	—	—	(5.5)	—	—	—	(5.5)
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	209.9	—	—	209.9
Stock-based compensation	—	—	—	—	14.9	—	—	—	—	14.9
Preferred stock dividends	—	—	—	—	—	—	(23.0)	—	—	(23.0)
Repurchase of common stock	—	—	—	—	—	—	—	(48,655)	(11.0)	(11.0)
Exercise of equity awards	168,321	0.0	—	—	20.4	—	—	—	—	20.4
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.4	—	—	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	69,175	—	—	—	—	—	—	—	—	—
Change in fair value of derivatives, net of tax expense of $1.0	—	—	—	—	—	3.4	—	—	—	3.4
Currency translation adjustments	—	—	—	—	—	1.0	—	—	—	1.0
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(amounts in millions)

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$209.9	$166.7	$54.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119.3	115.4	65.5
Deferred income taxes	(12.3)	(21.4)	0.2
Amortization of deferred financing costs	3.0	7.2	18.9
Consolidation and restructuring and other non-cash charges	2.6	2.3	2.4
Noncash operating lease expense	6.8	7.2	5.8
Loss on extinguishment of debt	—	—	1.0
Stock-based compensation	17.4	14.0	32.9
Loss on disposition of assets	0.6	0.3	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13.4)	7.8	(53.5)
Inventory	(31.6)	(71.7)	(16.2)
Prepaid expenses and other current assets	(2.4)	(5.8)	(1.8)
Other noncurrent assets	(3.0)	(0.8)	(8.2)
Accounts payable	(30.7)	(11.1)	52.4
Accrued expenses and other current liabilities	9.0	6.0	22.1
Other noncurrent liabilities	(0.5)	4.5	3.8
Net cash provided by operating activities	274.7	220.6	180.3
Cash flows from investing activities:
Capital expenditures	(33.2)	(42.0)	(29.8)
Acquisition of businesses and related purchase price adjustments	(19.3)	27.5	(2,908.2)
Purchase of marketable securities	—	—	(30.0)
Proceeds from sale of marketable securities	—	—	120.5
Proceeds from sale of assets	0.3	0.5	0.0
Net cash used in investing activities	(52.2)	(14.0)	(2,847.5)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	605.5
Proceeds from issuance of preferred stock, net of issuance costs	—	—	445.3
Proceeds from term loans, net of financing costs	—	—	1,285.8
Proceeds from senior notes, net of financing costs	—	—	494.2
Proceeds from revolving credit facilities	20.3	—	—
Finance fees paid in connection with credit facilities and senior notes	—	(0.1)	(19.5)
Repayments of term loans	(225.0)	(300.0)	(113.0)
Repayments of notes payable	(1.6)	(0.5)	(0.5)
Principal payments on finance lease obligations	(3.6)	(3.2)	(1.6)
Preferred stock dividends paid	(23.0)	(22.9)	(7.1)
Repurchase of common stock	(11.0)	(7.7)	(8.6)
Proceeds from exercise of equity awards	20.4	11.6	18.0
Net cash provided by/(used in) financing activities	(223.5)	(322.8)	2,698.5

Effect of exchange rate changes on cash	(0.9)	(1.3)	0.5
Cash and cash equivalents:
(Decrease)/increase during the year	(1.9)	(117.5)	31.8
Cash and cash equivalents, at beginning of year	65.4	182.9	151.1
Cash and cash equivalents, at end of year	$63.5	$65.4	$182.9

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$56.4	$60.4	$17.1
Interest	75.7	69.9	11.6

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(amounts in millions, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the industrial, defense and aerospace industries, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 19 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 54 facilities in 11 countries, of which 38 are manufacturing facilities.

The Company operates in two reportable business segments—aerospace/defense and industrial—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 17% of the Company’s net sales in fiscal 2024, 16% of net sales in fiscal 2023 and 11% of net sales in fiscal 2022. The Company’s segments are further discussed in Note 20.

2. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC Bearings Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2024 contained 52 weeks, fiscal year 2023 contained 52 weeks and fiscal year 2022 contained 52 weeks.

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

Revenue Recognition

A contract with a customer exists when there is commitment and approval from both parties involved, the rights of the parties are identified, payment terms are defined, the contract has commercial substance, and collectability of consideration is probable. The Company has determined that the contract with the customer is established when the customer purchase order is accepted or acknowledged. LTAs are used by the Company and certain of its customers to reduce their supply uncertainty for a period of time, typically multiple years. While these LTAs define commercial terms including pricing, termination rights and other contractual requirements, they do not represent the contract with the customer for revenue recognition purposes.

When the Company accepts or acknowledges a customer purchase order, the type of good or service is defined on a line-by-line basis. The majority of the Company’s revenue relates to the sale of goods and contains a single performance obligation for each distinct good. The remainder of the Company’s revenue from customers is generated from services performed. These services include repair and refurbishment work performed on customer-controlled assets as well as design and test work.

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

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as the Company believes this measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

Contract costs are the incremental costs of obtaining and fulfilling a contract (i.e., costs that would not have been incurred if the contract had not been obtained) to provide goods and services to customers. Contract costs largely consist of design and development costs for molds, dies and other tools that RBC will own and that will be used in producing the products under the supply arrangements. These contract costs are amortized to expense on a systematic and rational basis over a period consistent with the transfer to the customer of the goods or services to which the asset relates and are recorded in cost of sales. Costs incurred to obtain a contract are primarily related to sales commissions and are expensed as incurred. These costs are included within selling, general and administrative costs on the consolidated statements of operations.

In certain contracts, the Company facilitates shipping and handling activities after control has transferred to the customer. The Company has elected to record all shipping and handling activities as costs to fulfill a contract. In situations where the shipping and handling costs have not been incurred at the time revenue is recognized, the estimated shipping and handling costs are accrued.

Government Assistance

Like other companies involved in the aerospace industry that were impacted by the COVID-19 pandemic, the Company took part in the Aviation Manufacturing Jobs Protection (“AMJP”) program. The AMJP program provided funding to eligible businesses to pay a portion of their compensation costs for certain categories of employees for a period of time as part of a U.S. Department of Transportation program designed to maintain jobs in the aviation industry. During the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022, the Company recorded grant revenue of $0.0, $3.1 and $4.4, respectively, all of which was recorded within cost of sales on the consolidated statements of operations. The Company does not expect to receive any future grant revenue associated with the AMJP program. The Company is not currently receiving grant revenue from any other sources and does not anticipate doing so in future periods.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had concentrations of credit risk with no individual customer greater than 10% as of March 30, 2024 or April 1, 2023 with the exception of Motion Industries. Approximately 16% and 15% of accounts receivable at both March 30, 2024 and April 1, 2023, respectively, were attributable to Motion Industries.

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

Subsequent to the initial measurement, the lease liability continues to be measured at the present value of unpaid lease payments throughout the lease term. The lease liability is remeasured if the lease is modified and the modification is not accounted for as a separate contract, there is a change in the assessment of the lease term, the assessment of a purchase option exercise or the amount probable of being owed under a residual value guarantee, or a contingency is resolved resulting in some or all of the variable lease payments becoming fixed payments. Subsequent to the initial measurement, the right-of-use asset for a finance lease is equivalent to the initial measurement less accumulated amortization and any accumulated impairment losses. Generally, amortization of finance leases is recorded to cost of sales on a straight-line basis over the lease term. Subsequent to initial measurement, the right-of-use asset for an operating lease is equivalent to initial measurement less accumulated amortization.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2024. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include the discount rates, revenue growth rates and EBITDA margin which are affected by expectations about future market or economic conditions. Discount rates, revenue growth rates and EBITDA margin are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit for our fiscal 2024 test was 10.0% and is indicative of the return an investor would expect to receive for investing in such a business. Terminal growth rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. The terminal growth rate used for our fiscal 2024 test was 2.5%. The Company has determined that, to date, no impairment of goodwill exists and fair value of the reporting units exceeded the carrying value in total by approximately 53.5%. The fair value of the reporting units exceeds the carrying value by a minimum of 18.8% at each of the two reporting units.

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

Temporary differences relate primarily to the timing of deductions for depreciation, stock-based compensation, goodwill amortization relating to the acquisition of operating divisions, amortization of intangible assets, basis differences arising from acquisition accounting, pension and retirement benefits, and various accrued and prepaid expenses. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences are expected to reverse.

Global Minimum Tax

In October 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

Net Income Per Share Attributable to Common Stockholders

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of MCPS (i.e., our outstanding preferred stock) to common shares.

We exclude outstanding stock options, stock awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income per share attributable to common stockholders by adjusting net income in the numerator for the effect of the cumulative MCPS dividends for the respective period.

For the fiscal years ended March 30, 2024 and April 1, 2023, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income attributable to common stockholders.

For the fiscal year ended March 30, 2024, 120,954 employee stock options and 250 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the fiscal year ended April 1, 2023, 110,368 employee stock options and 1,185 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. At April 2, 2022, 179,289 employee stock options and 325 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share attributable to common stockholders.

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net income	$209.9	$166.7	$54.7
Preferred stock dividends	23.0	22.9	12.0
Net income attributable to common stockholders	$186.9	$143.8	$42.7

Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	28,917,008	28,764,092	26,946,355
Effect of dilution due to employee stock awards	272,048	308,337	364,674
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,189,056	29,072,429	27,311,029
Basic net income per share attributable to common stockholders	$6.47	$5.00	$1.58
Diluted net income per share attributable to common stockholders	$6.41	$4.94	$1.56

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present. For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. During fiscal year 2024, impairment charges related to machinery and equipment and certain patents and trademarks totaling $2.5 were recorded based on our internal assessments performed.

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

Research and Development

Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development costs for the creation of new and improved products, processes and services were approximately $33.0, $31.8 and $27.6, for fiscal years 2024, 2023 and 2022, respectively.

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

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accruals, and other current liabilities approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s borrowings under the Facilities approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions and have been classified as Level 2 in the valuation hierarchy. The Senior Notes are reported at carrying value on the consolidated balance sheets. The fair value of the Senior Notes as of March 30, 2024 was $456.8 and was computed based on quoted market prices (observable inputs) and classified as Level 1 of the fair value hierarchy. The fair value of the interest rate swap was $1.6 at March 30, 2024, measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company consolidated balance sheets. The fair value of the interest rate swap remaining in accumulated other comprehensive income, net of taxes, was $1.2 as of March 30, 2024.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

The following summarizes the activity within each component of accumulated other comprehensive income (loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at April 1, 2023	$(4.6)	$(2.2)	$2.7	$(4.1)
Reclassification to net income	—	4.2	—	4.2
Net loss on foreign currency translation	1.0	—	—	1.0
Amortization of net gain, net of tax expense of $0.4	—	—	0.4	0.4
Gain on derivative instrument, net of tax expense of $0.9	—	(0.8)	—	(0.8)
Net current period other comprehensive income	1.0	3.4	0.4	4.8
Balance at March 30, 2024	$(3.6)	$1.2	$3.1	$0.7

Stock-Based Compensation

The Company recognizes stock-based compensation cost relating to all stock-based payment transactions in the financial statements based upon the grant-date fair value of the instruments issued over the requisite service period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model. The Company estimates expected forfeitures at the grant date and recognizes stock-based compensation costs, accordingly. The Company also recognizes stock-based compensation cost relating to restricted stock awards that are earned by employees prior to being granted as liability awards.

Recent Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 30, 2024, the Company is evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 30, 2024, the Company is evaluating the impact on its consolidated financial statements.

Other new pronouncements issued but not effective until after March 30, 2024 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 20):

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Aerospace/Defense	$519.4	$430.3	$381.5
Industrial	1,040.9	1,039.0	561.4
	$1,560.3	$1,469.3	$942.9

The following table disaggregates total revenue by geographic origin:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
United States	$1,375.4	$1,292.9	$833.4
International	184.9	176.4	109.5
	$1,560.3	$1,469.3	$942.9

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Point-in-time	98%	98%	97%
Over time	2%	2%	3%
	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $464.4 at March 30, 2024. The Company expects to recognize revenue on approximately 62% and 92% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of March 30, 2024 and April 1, 2023, current contract assets were $6.9 and $4.5, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of March 30, 2024 and April 1, 2023, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of March 30, 2024 and April 1, 2023, current contract liabilities were $22.5 and $20.6, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the year ended March 30, 2024, the Company recognized revenues of $16.4 that were included in the contract liability balance as of April 1, 2023. For the year ended April 1, 2023, the Company recognized revenues of $13.1 that were included in the contract liability balance at April 2, 2022.

As of March 30, 2024 and April 1, 2023, noncurrent contract liabilities were $19.9 and $19.8, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to advance payments received partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $38.0 and $39.6 at March 30, 2024 and April 1, 2023, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $456.8 and $450.0 at March 30, 2024 and April 1, 2023, respectively. The carrying value of this debt was $494.2 at March 30, 2024 and $493.3 at April 1, 2023. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $1.6 and $2.8 at March 30, 2024 and April 1, 2023, respectively, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The interest rate swap, net of taxes, had accumulated other comprehensive income of $1.2 and accumulated other comprehensive loss of $2.2 as of March 30, 2024 and April 1, 2023 and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

5. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 30, 2024	$3.7	$0.2	$0.5	$—	$4.4
April 1, 2023	$2.7	$0.8	$0.4	$(0.2)	$3.7
April 2, 2022	$1.8	$1.4	$(0.1)	$(0.4)	$2.7

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

6. Inventory

Inventories are summarized below:

	March 30, 2024	April 1, 2023
Raw materials	$138.1	$132.4
Work in process	137.9	132.5
Finished goods	346.8	322.3
	$622.8	$587.2

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 30, 2024	April 1, 2023
Land	$25.2	$25.2
Buildings and improvements	175.0	174.3
Machinery and equipment	497.8	472.8
	698.0	672.3
Less: accumulated depreciation	(337.0)	(297.0)
	$361.0	$375.3

Depreciation expense was $48.9, $46.2 and $30.8 for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, respectively.

Finance Leases

For the year ended March 30, 2024, $51.8 of assets included in buildings and improvements and $7.9 of assets included in machinery and equipment were accounted for as finance leases. For the year ended April 1, 2023, $51.5 of assets included in buildings and improvements and $6.5 of assets included in machinery and equipment were accounted for as finance leases. At March 30, 2024 and April 1, 2023, the Company had accumulated amortization of $10.3 and $5.8 associated with these assets, respectively. Amortization expense associated with these finance leases was $4.9, $4.5 and $1.3 for the years ended March 30, 2024, April 1, 2023 and April 2, 2022, respectively, and is included within depreciation expense as mentioned above.

8. Leases

The Company enters into leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2024 to March 2043, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

	Balance Sheet Classification	March 30, 2024	April 1, 2023
Assets:
Operating lease assets, net	Operating lease assets, net	$41.4	$41.4
Finance lease right of use assets, net	Property, plant and equipment, net	49.4	52.2
Total leased assets, net		$90.8	$93.6

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$7.0	$7.6
Current finance lease liabilities	Accrued expenses and other current liabilities	5.7	5.2
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	35.3	33.9
Noncurrent finance lease liabilities	Other noncurrent liabilities	46.7	48.5
Total lease liabilities		$94.7	$95.2

Cash paid associated with operating lease liabilities was $8.1 and $8.5 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $1.7 and $2.0 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $5.4 and $3.1 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively.

Cash paid associated with finance lease liabilities was $5.3 and $5.0 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. Of these amounts, $3.6 and $3.2 were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. $1.8 and $1.8 of these cash payments were included within the operating cash flow section of the consolidated statements of cash flows for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. Lease assets obtained in exchange for new finance lease liabilities were $2.3 and $4.0 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. Lease modifications which resulted in reductions of lease assets in exchange for reductions of finance lease liabilities were $0.0 and $0.1 for the fiscal years ended March 30, 2024 and April 1, 2023, respectively.

Total operating lease expense was $10.1, $9.9 and $8.3 for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022, respectively. Short-term and variable lease expense were immaterial.

Total finance lease expense was $6.7 for the fiscal year ended March 30, 2024, of which, $5.0 was related to amortization expense of finance lease assets and $1.7 was related to interest expense. Total finance lease expense was $6.4 for the fiscal year ended April 1, 2023, of which, $4.5 was related to amortization expense of finance lease assets and $1.9 was related to interest expense. Variable lease expense was immaterial.

Future undiscounted lease payments for the remaining lease terms as of March 30, 2024, including renewal options reasonably certain of being exercised, are as follows:

	Operating Leases	Finance Leases
Within one year	$7.1	$5.8
One to two years	6.5	5.7
Two to three years	6.5	5.1
Three to four years	4.7	4.4
Four to five years	3.4	3.9
Thereafter	25.1	41.6
Total future undiscounted lease payments	53.3	66.5
Less: imputed interest	(11.0)	(14.1)
Total lease liabilities	$42.3	$52.4

The weighted-average remaining lease term on March 30, 2024 for our operating leases is 10.2 years. The weighted-average discount rate on March 30, 2024 for our operating leases is 5.7%.

The weighted-average remaining lease term on March 30, 2024 for our finance leases is 14.3 years. The weighted-average discount rate on March 30, 2024 for our finance leases is 3.5%.

9. Specline Acquisition

On August 18, 2023, RBC acquired the business assets of Specline, Inc. (“Specline”) for $18.7. The Company accounted for the transaction as a business combination for accounting purposes. Specline, which is based in Carson City, Nevada, is a manufacturer of precision bearings for the commercial and defense aerospace markets. The preliminary purchase price allocation is as follows: $1.4 of accounts receivable, $4.0 of inventory, $1.5 of fixed assets, $0.8 of operating lease assets, $8.8 of intangible assets, $2.1 of earnout liability, and $0.8 of operating lease liabilities. Goodwill of $5.1 resulting from the purchase price allocation is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities. Specline is included in the Aerospace/Defense segment.

10. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 2, 2022	$194.1	$1,708.0	$1,902.1
Acquisition (1)	—	(28.7)	(28.7)
Translation adjustments	—	(3.6)	(3.6)
April 1, 2023	$194.1	$1,675.7	$1,869.8
Acquisition (2)	5.1	—	5.1
Translation adjustments	—	(0.0)	(0.0)
March 30, 2024	$199.2	$1,675.7	$1,874.9

(1)	Purchase price adjustments associated with the acquisition of Dodge Industrial.
(2)	Goodwill associated with the acquisition of Specline, Inc. discussed further in Note 9.

Intangible Assets

The table below summarizes the net book value and weighted average useful lives of our intangible assets.

	Weighted	March 30, 2024		April 1, 2023
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$20.3	$50.7	$18.4
Customer relationships and lists	24	1,300.7	160.7	1,293.7	106.5
Trade names	25	217.2	32.5	215.4	23.3
Patents and trademarks	15	10.8	6.5	13.4	7.2
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	16.7	8.8	15.2	4.4
Other	5	1.6	1.3	1.1	1.1
		1,598.1	230.5	1,589.9	161.3
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,622.4	$230.5	$1,614.2	$161.3

Amortization expense for definite-lived intangible assets during fiscal years 2024, 2023 and 2022 was $70.4, $69.1 and $34.7, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2025	$70.7
2026	67.8
2027	66.1
2028	65.3
2029	63.9
2030 and thereafter	1,033.8

11. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 30, 2024	April 1, 2023
Employee compensation and related benefits	$35.7	$34.7
Taxes	23.1	17.5
Contract liabilities	22.5	20.6
Accrued rebates	38.0	39.6
Workers compensation and insurance	0.4	0.8
Acquisition costs	0.1	0.6
Current finance lease liabilities	5.7	5.2
Accrued preferred stock dividends	4.8	4.9
Interest	10.4	10.6
Audit fees	0.3	0.3
Legal	1.3	1.6
Returns and warranties	9.2	7.5
Travel and expense costs	4.4	1.1
Other	11.4	8.4
	$167.3	$153.4

12. Debt

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility. Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Initially, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022, the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (i.e., SOFR) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of March 30, 2024, the Company’s margin was 1.25% for SOFR loans, the commitment fee rate was 0.20%, and the letter of credit fee rate was 1.25%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $675.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of March 30, 2024 the Company was in compliance with all debt covenants.

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

As of March 30, 2024, $675.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc. which is discussed in Note 9. The Company had the ability to borrow up to an additional $478.3 under the Revolving Credit Facility as of March 30, 2024.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of Senior Notes. The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

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

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $5.8 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 30, 2024, $2.2 had been borrowed from the Foreign Credit Line and $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

The balances payable under all borrowing facilities are as follows:

	March 30, 2024	April 1, 2023
Revolver and term loan facilities	$695.2	$900.0
Senior notes	500.0	500.0
Debt issuance cost	(10.7)	(13.7)
Other	7.4	8.7
Total debt	1,191.9	1,395.0
Less: current portion	3.8	1.5
Long-term debt	$1,188.1	$1,393.5

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

In fiscal 2023, the Company entered into the three-year USD-denominated Swap with a third-party financial counterparty under the Credit Agreement (see Note 12). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan Facility. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional is $400.0 as of March 30, 2024. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of March 30, 2024, after given effect to the Swap, approximately 75% of our debt bore interest at a fixed rate after giving effect to the interest rate swap agreement in place. The notional on the Swap will amortize as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 4. The accumulated other comprehensive income derivative component balance, net of taxes, was a $1.2 gain and a $2.2 loss at March 30, 2024 and April 1, 2023, respectively. The gain/loss reclassified from accumulated other comprehensive income into earnings will be recorded as interest income/expense on the Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

14. Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	March 30, 2024	April 1, 2023
Other postretirement benefits	$10.7	$10.0
Noncurrent income tax liability	14.1	14.6
Deferred compensation	29.9	25.7
Contract liabilities	19.9	19.8
Noncurrent finance lease liabilities	46.7	48.5
Other	3.5	4.1
	$124.8	$122.7

15. Employee Benefit Plans

Noncontributory Defined Benefit Pension Plan

At March 30, 2024, the Company had one consolidated noncontributory defined benefit pension plan (the “Plan”) covering current and former union employees in its Heim division plant in Fairfield, Connecticut, its Precision Products subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments. As of March 30, 2024 and April 1, 2023, Plan assets were $9.1 and $8.7, respectively.

The fair value of the above investments was determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 were classified as Level 1 of the valuation hierarchy.

Benefits under the Plan are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation. At March 30, 2024 and April 1, 2023, the projected benefit obligation was $3.7 and $3.8, respectively.

The discount rates used in determining the funded status of the Plan as of March 30, 2024 and April 1, 2023 were 5.00% and 4.70%, respectively.

The funded status of the Plan and the amount recognized in the balance sheet at March 30, 2024 and April 1, 2023 were $5.4 and $4.9, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Net periodic benefit cost of the Plan for fiscal years 2024, 2023 and 2022 was $0.1, $0.2 and $0.0, respectively. The discount rate used to determine net periodic benefit cost for fiscal years 2024, 2023 and 2022 was 4.70%, 3.30% and 2.70%, respectively.

Foreign Pension Plans

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 163 and 34 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at March 30, 2024 and April 1, 2023 were $2.3 and $1.5, respectively, and recorded within other noncurrent liabilities on the consolidated balance sheets. For fiscal 2024, 2023 and 2022, net periodic benefit cost for these plans was $2.0, $1.8 and $1.7, respectively.

401(k) Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10% - 100% of eligible amounts contributed by employees, amounted to $9.6, $8.6 and $4.6 in fiscal 2024, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. The SERP allows eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. As of March 30, 2024 and April 1, 2023, the SERP assets were $33.0 and $28.6, respectively, and are included within other noncurrent assets on the consolidated balance sheets. As of March 30, 2024 and April 1, 2023, the SERP liabilities were $29.9 and $25.7, respectively, and are included within other noncurrent liabilities on the consolidated balance sheets.

Defined Benefit Health Care Plans

The Company, for the benefit of current and former union employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $2.2 and $2.4 at March 30, 2024 and April 1, 2023, respectively. Of these amounts, $0.2 is considered current and is included within accrued expenses and other current liabilities on the consolidated balance sheets as of both March 30, 2024 and April 1, 2023. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets. The Company also maintains a frozen defined benefit heath care plan for Dodge employees with postretirement benefit obligations of $5.8 and $6.3 at March 30, 2024 and April 1, 2023, respectively. Of these amounts, $0.8 were considered current at both March 30, 2024 and April 1, 2023. The amounts are included within the same balance sheet line items as other postretirement health care plans maintained by the Company.

16. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Domestic	240.8	$191.0	$68.8
Foreign	21.0	18.7	9.9
Total income before income taxes	$261.8	$209.7	$78.7

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Current tax expense:
Federal	$53.1	$53.0	$18.3
State	5.9	7.5	2.6
Foreign	5.2	3.9	2.9
	64.2	64.4	23.8
Deferred tax expense:
Federal	(9.3)	(20.0)	(0.5)
State	(4.3)	(2.6)	(0.3)
Foreign	1.3	1.2	1.0
	(12.3)	(21.4)	0.2
Total income taxes	$51.9	$43.0	$24.0

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Income taxes using U.S. federal statutory rate	$55.0	$44.0	$16.5
State income taxes, net of federal benefit	0.8	3.9	1.9
Stock-based compensation	(0.9)	(1.6)	(2.6)
Foreign rate differential	2.0	1.1	1.6
Research and development credits	(2.5)	(2.4)	(1.5)
Company-owned life insurance	(0.8)	0.3	(0.0)
Foreign derived intangible income (FDII)	(3.3)	(2.7)	(1.5)
U.S. unrecognized tax positions	1.5	(1.9)	5.4
Acquisition costs	0.0	0.0	1.7
Valuation allowance	(1.7)	0.0	2.3
Other - net	1.8	2.3	0.2
	$51.9	$43.0	$24.0

Net deferred tax assets (liabilities) are comprised of the following:

	March 30, 2024	April 1, 2023
Deferred tax assets:
Pension and postretirement benefits	$1.5	$1.8
Employee compensation accruals	11.4	10.9
Inventory	15.6	15.8
Operating lease liabilities	8.0	7.8
Finance lease liabilities	0.3	0.0
Stock compensation	5.4	3.4
Tax loss and credit carryforwards	11.5	12.5
State tax	1.3	1.3
Other accrued liabilities	8.1	8.9
Capitalized research and development costs	16.4	8.1
Other	0.4	5.1
Total gross deferred tax assets	79.9	75.6
Valuation allowance	(7.0)	(8.5)
Total deferred tax assets	$72.9	$67.1

Deferred tax liabilities:
Property, plant and equipment	$(32.4)	$(33.5)
Operating lease assets	(7.7)	(7.7)
Other	(3.7)	(3.3)
Intangible assets	(312.4)	(316.7)
Total deferred tax liabilities	$(356.2)	$(361.2)

Total net deferred liabilities	$(283.3)	$(294.1)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e., greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 30, 2024 the valuation allowance decreased by $1.5, which primarily related to the expiration of a capital loss carryforward. For the fiscal year ended April 1, 2023 the valuation allowance decreased by less than $0.2. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 30, 2024, the Company had state net operating loss carryovers in different jurisdictions at varying amounts up to $5.3, which expire at various dates through 2036. At March 30, 2024, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts totaling $2.7, which will expire at various dates through fiscal 2028. At March 30, 2024, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $11.0 which principally expire at various dates through 2038. At March 30, 2024, the Company had Canadian investment tax credits up to $0.2 which will expire at various dates through 2038.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision had not been made for additional U.S. and foreign taxes at March 30, 2024 on approximately $71.9 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities and foreign operations. Due to the inherent complexity of the multinational tax environment in which the Company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 30, 2024 and April 1, 2023 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 30, 2024	April 1, 2023	April 2, 2022
Balance, beginning of year	$13.1	$22.8	$16.6
Gross increases (decreases) – tax positions taken during a prior period	2.0	(8.9)	0.4
Gross increases – tax positions taken during the current period	1.7	1.7	7.6
Reductions due to lapse of the applicable statute of limitations	(1.6)	(2.5)	(1.8)
Balance, end of year	$15.2	$13.1	$22.8

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized a benefit of $0.3 for the fiscal year ended March 30, 2024 and expense of $0.1 and $0.1 related to interest and penalties on its statement of operations for the fiscal years ended April 1, 2023 and April 2, 2022, respectively. The Company had approximately $1.2 and $1.5 of accrued interest and penalties at March 30, 2024 and April 1, 2023, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 29, 2025, due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1.9.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the fiscal year ending April 3, 2021, although certain tax credits generated in earlier years are open under statute from March 31, 2007. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 3, 2021.

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

In fiscal 2022, we completed an offering of 4,600,000 shares of MCPS in a public offering registered under the Securities Act of 1933. The trading symbol for the MCPS on the New York Stock Exchange is “RBCP.” The net proceeds from the offering were approximately $445.3, after deducting underwriting discounts and commissions and offering expenses, and were used to fund a portion of the purchase price for the acquisition of Dodge.

Holders of MCPS are entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.00% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations that sets forth the rights, preferences and privileges of the MCPS. The Company made dividend payments of $5.7 on April 17, 2023, $5.8 on July 17, 2023, $5.8 on October 16, 2023, and $5.7 on January 15, 2024. The Company also had accrued $4.8 as of March 30, 2024 for dividends that were paid on April 15, 2024.

The MCPS has a liquidation preference of $100 per share plus accrued and unpaid dividends. As of March 30, 2024, the MCPS had an aggregate liquidation preference of $464.8.

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

In fiscal 2022 we completed an offering of 3,450,000 shares of common stock in a public offering registered under the Securities Act of 1933 at an offering price of $185 per share. The net proceeds from the offering were approximately $605.5, after deducting underwriting discounts and commissions and offering expenses, and were used to fund a portion of the purchase price for the acquisition of Dodge.

Long-Term Equity Incentive Plans

The Company’s long-term equity incentive plans (the “Equity Plans”) provide for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other employees and persons who engage in services for the Company. The purpose of the Equity Plans is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under each Equity Plan when it was adopted, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company’s Compensation Committee administers the Equity Plans, although the Company’s Board of Directors also has the authority to administer the Equity Plans and to take all actions that the Compensation Committee is otherwise authorized to take under the Equity Plans. The terms and conditions of each award made under an Equity Plan, including vesting requirements, are set forth in a written agreement with the recipient that is consistent with the terms of the relevant Equity Plan. As of March 30, 2024 the Company’s long-term equity incentive plans were as follows: the 2013 Equity Plan, which expired in 2023 although stock options awarded under this plan are still outstanding; the 2017 Equity Plan, which expires in 2027; and the 2021 Equity Plan, which expires in 2031. As of March 30, 2024 there were 272,328 and 1,500,000 shares available for future awards under the 2017 and 2021 Equity plans, respectively.

Stock Options. Under the Equity Plans, the Compensation Committee or the Board may approve the award of non-qualified stock options. The Compensation Committee also has the authority to approve the grant of options that will become fully vested and exercisable automatically upon a change in control. The Compensation Committee may not, however, approve an award to any one person (other than Dr. Michael J. Hartnett) in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Equity Plan. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. The Equity Plans also authorize the Compensation Committee to award incentive stock options conforming to the requirements of Section 422 of the Internal Revenue Code, but to date no such options have been awarded. As of March 30, 2024, there were 8,272 outstanding options under the 2013 Equity Plan, all of which were exercisable, 497,620 outstanding options under the 2017 Equity Plan, 233,440 of which were exercisable, and no outstanding option under the 2021 Equity Plan.

Restricted Stock. Under the Equity Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under each of the 2017 and 2021 Equity Plans, the number of shares that may be used for restricted stock awards may not exceed 50% of the total authorized number of shares under that Equity Plan. As of March 30, 2024, there were zero, 173,445 and zero shares of restricted stock outstanding under the 2013, 2017 and 2021 Equity Plans, respectively.

Performance Awards. The Compensation Committee may approve performance awards contingent upon achievement by the recipient, or by the Company, of set goals and objectives regarding specified performance criteria, over a specified performance cycle. Awards may include specific dollar-value target awards, performance units the value of which is established at the time of grant, and/or performance shares the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other securities. Certain senior executive officers receive performance awards in the form of stock options, restricted stock and/or unrestricted stock.

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Equity Plans. The exercise price of an SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR is granted. Upon exercise of an SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the Plans as of March 30, 2024.

Amendment and Termination of the Equity Plans. Except as otherwise provided in an award agreement, the Board of Directors, without approval of the stockholders, may amend or terminate any Equity Plan, except that no amendment will become effective without prior approval of the stockholders of the Company if stockholder approval would be required by applicable law or regulations, including if required (i) under the provisions of Section 409A or any successor thereto, (ii) under the provisions of Section 422 of the Code or any successor thereto, or (iii) by any listing requirement of the principal stock exchange on which the common stock is then listed. Subject to the provisions of an award agreement, which may be more restrictive, no termination of an Equity Plan may materially and adversely affect any of the rights or obligations of any award recipient, without his or her written consent, under any award of options or other incentives previous granted under the relevant Equity Plan.

A summary of the status of the Company’s stock options outstanding as of March 30, 2024 and changes during the year then ended is presented below. All cashless exercises of options are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, April 1, 2023	623,635	$153.95	3.7	$49.2
Awarded	54,820	215.97
Exercised	(168,321)	120.48
Forfeitures	(4,000)	208.85
Expirations	(242)	136.46
Outstanding, March 30, 2024	505,892	$171.38	3.6	$50.1

Exercisable, March 30, 2024	241,712	$155.39	2.8	$27.8

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	4.20%	3.05%	0.95%
Expected volatility	46.71%	45.57%	43.43%

The weighted average fair value per share of options granted was $99.92 in fiscal 2024, $90.39 in fiscal 2023 and $76.65 in fiscal 2022.

The Company recorded $2.6 (net of taxes of $0.8) in compensation expense in fiscal 2024 related to option awards. As of March 30, 2024, there was $9.9 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5 years. The total intrinsic value of options exercised in fiscal 2024, 2023 and 2022 was $22.9, $16.9 and $11.9, respectively.

Of the total awards outstanding at March 30, 2024, 503,132 were either fully vested or are expected to vest. These shares have a weighted average exercise price of $171.19, an intrinsic value of $49.9 and a weighted average contractual term of 3.6 years.

A summary of the status of the Company’s restricted stock outstanding as of March 30, 2024 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, April 1, 2023	192,124	$186.67
Granted	71,448	205.50
Vested	(87,854)	177.26
Forfeitures	(2,273)	194.19
Non-vested, March 30, 2024	173,445	$199.09

The weighted average fair value per share of restricted stock granted was $205.50 in fiscal 2024, $201.60 in fiscal 2023 and $198.04 in fiscal 2022.

The Company recorded $8.9 (net of taxes of $2.6) in compensation expense in fiscal 2024 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2024, 2023, and 2022 was $19.2, $21.2 and $22.1, respectively. Unrecognized expense for restricted stock was $18.9 at March 30, 2024. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

A summary of the status of the Company’s liability classified awards outstanding as of March 30, 2024 and the changes during the year then ended is presented below.

Intrinsic Value
Outstanding, April 1, 2023	$—
Awarded	11.7
Vested	—
Cancelled	—
Change in fair value	—
Outstanding, March 30, 2024	$11.7

Estimated liability as of March 30, 2024	$2.5

The Company recorded $1.9 (net of taxes of $0.6) in stock-based compensation expense in fiscal 2024 related to liability awards. As of March 30, 2024, $2.0 and $0.5 was included in other noncurrent liabilities and other current liabilities, respectively. As of March 30, 2024 there was $9.2 of unrecognized compensation costs related to liability awards which is expected to be recognized over a weighted average period of 3.1 years. The total intrinsic value of liability classified awards vested in fiscal 2024, 2023 and 2022 was $0.0, $0.0 and $0.0, respectively.

18.  Commitments and Contingencies

As of March 30, 2024, approximately 5% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2024, 2023 and 2022, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2025 or 2026.

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

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We also have a contractual obligation for licenses related to the implementation and upgrade of an ERP system. The remaining contractual obligation related to these ERP license costs of $7.6 will end in June of 2026.

19. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Plant consolidation and restructuring costs	$2.7	$2.5	$1.1
Acquisition costs and transition services	0.3	8.9	30.6
Provision for doubtful accounts	0.2	0.8	0.5
Amortization of intangibles	70.4	69.1	34.7
Loss on disposal of assets	0.6	0.3	0.3
Other expense	0.6	0.5	1.2
	$74.8	$82.1	$68.4

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

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales and gross margin. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net External Sales
Aerospace/Defense	$519.4	$430.3	$381.5
Industrial	1,040.9	1,039.0	561.4
	$1,560.3	$1,469.3	$942.9

Gross Margin
Aerospace/Defense	$208.8	$171.0	$155.1
Industrial	461.7	433.8	202.0
	$670.5	$604.8	$357.1

Selling, General and Administrative Expenses
Aerospace/Defense	$37.8	$31.1	$29.0
Industrial	132.8	122.5	58.6
Corporate	82.9	76.1	80.0
	$253.5	$229.7	$167.6

Operating Income
Aerospace/Defense	$161.7	$132.7	$117.8
Industrial	272.6	236.5	107.5
Corporate	(92.1)	(76.2)	(104.2)
	$342.2	$293.0	$121.1

Total Assets
Aerospace/Defense	$798.6	$749.8	$776.5
Industrial	3,779.6	3,845.7	3,920.9
Corporate	100.4	94.9	148.0
	$4,678.6	$4,690.4	$4,845.4

Capital Expenditures
Aerospace/Defense	$10.6	$9.5	$7.5
Industrial	20.4	29.1	19.3
Corporate	2.2	3.4	3.0
	$33.2	$42.0	$29.8

Depreciation & Amortization
Aerospace/Defense	$19.6	$18.6	$19.1
Industrial	96.3	93.4	43.1
Corporate	3.4	3.4	3.3
	$119.3	$115.4	$65.5

Geographic External Sales
Domestic	$1,375.4	$1,292.9	$833.4
Foreign	184.9	176.4	109.5
	$1,560.3	$1,469.3	$942.9

Geographic Long-Lived Assets
Domestic	$341.5	$360.7	$373.0
Foreign	60.9	56.0	58.2
	$402.4	$416.7	$431.2

21. Related Party Transactions

Equity Method Investee

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC (“CoLinx”), includes five equity members: Timken, SKF Group, Schaeffler Group, Gates Industrial Corp. and the Company. The e-business service focuses on information and business services for authorized distributors in the Industrial segment. Total expenses for services provided by CoLinx for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022 were $18.5, $18.4 and $7.2, respectively, and were included within selling, general and administrative costs on the consolidated statements of operations. Amounts outstanding in respect of these transactions were payables of $0.7 and $1.8 as of March 30, 2024 and April 1, 2023, respectively, and were included within accounts payable on the consolidated balance sheets. No dividends were received from CoLinx during the periods presented. The Company does not have any other equity method investees. The Company does not have any other significant related-party transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s management believes that its disclosure controls and procedures were effective as of March 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2024 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 30, 2024.

The effectiveness of our internal control over financial reporting as of March 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 17, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2024 and the related notes and our report dated May 17, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

May 17, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended March 30, 2024 no director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information called for by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K will be included in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 30, 2024, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets at March 30, 2024 and April 1, 2023;

●	Consolidated Statements of Operations for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022;

●	Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022;

●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022;

●	Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022; and

●	Notes to Consolidated Financial Statements.

(2)	For a list of the Company’s Financial Statement Schedules, see Item 15(c) of this Annual Report on Form 10-K.

(3)	For a list of the exhibits required by Regulation S-K, see Item 15(b) of this Annual Report on Form 10-K.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Annual Report on Form 10-K and indexed below immediately following Item 15(c), which index is incorporated herein by reference.

(c)	All Financial Statement Schedules are included in the Financial Statements and Supplementary Data under Item 15(a)(1) of this Annual Report on Form 10-K and incorporated herein by reference.

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibits that are indicated below as having been previously filed by RBC Bearings Incorporated with the SEC are incorporated herein by reference. Our Commission file number is 001-40840.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock (filed as Exhibit 4.1 to Annual Report on Form 10-K dated May 26, 2022).
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Certificate of Designation for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 24, 2021).
4.4	Form of stock certificate for 5.00% Series A Mandatory Convertible Preferred Stock (filed as Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2021)
4.5	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.6	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1	Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 9, 2022).
10.2	Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Dr. Michael J. Hartnett (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 4, 2022).
10.3	Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated June 9, 2022).
10.4	Amendment No. 1, dated as of August 1, 2022, to Amended and Restated Employment Agreement, dated as of June 3, 2022, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated August 4, 2022).
10.5	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.6	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.7	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.8	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.9	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2021).

10.10	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).
10.11	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.12	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.13	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.14

Stock and Asset Purchase Agreement, dated as of July 24, 2021, by and between ABB Asea Brown Boveri Ltd. as Seller and RBC Bearings Incorporated as Purchaser (filed as Exhibit 2.1 to Current Report on Form 8-K dated July 26, 2021).

10.15	First Amendment to Credit Agreement, dated as of December 5, 2022, by and among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.01 to Current Report on Form 8-K dated December 7, 2022).
19	RBC Bearings Incorporated Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	RBC Bearings Incorporated Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 17, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(principal executive officer and chairman)
Date: May 17, 2024

/s/ Daniel A. Bergeron	Chief Operating Officer
Daniel A. Bergeron
Date: May 17, 2024

/s/ Robert M. Sullivan	Chief Financial Officer (principal financial officer)
Robert M. Sullivan
Date: May 17, 2024

/s/ Matthew J. Tift	Corporate Controller
Matthew J. Tift
Date: May 17, 2024

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 17, 2024

/s/ Dolores J. Ennico	Director
Dolores J. Ennico
Date: May 17, 2024

/s/ Edward D. Stewart	Director
Edward D. Stewart
Date: May 17, 2024

/s/ Dr. Steven H. Kaplan	Director
Dr. Steven H. Kaplan
Date: May 17, 2024

/s/ Michael H. Ambrose	Director
Michael H. Ambrose
Date: May 17, 2024

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 17, 2024