Form 10-Q
period 2024-06-29
RBC Bearings INC
filed 2024-08-02
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2024, RBC Bearings Incorporated had 29,229,863 shares of Common Stock and 4,600,000 shares of Preferred Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per share data)

	June 29, 2024	March 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76.8	$63.5
Accounts receivable, net of allowances of $4.2 as of June 29, 2024 and $4.4 as of March 30, 2024	254.7	255.2
Inventory	635.0	622.8
Prepaid expenses and other current assets	27.7	24.0
Total current assets	994.2	965.5
Property, plant and equipment, net	356.8	361.0
Operating lease assets, net	50.9	41.4
Goodwill	1,874.2	1,874.9
Intangible assets, net	1,375.9	1,391.9
Other noncurrent assets	44.5	43.9
Total assets	$4,696.5	$4,678.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127.5	$116.2
Accrued expenses and other current liabilities	190.5	167.3
Current operating lease liabilities	8.5	7.0
Current portion of long-term debt	3.8	3.8
Total current liabilities	330.3	294.3
Long-term debt, less current portion	1,127.6	1,188.1
Noncurrent operating lease liabilities	42.9	35.3
Deferred income taxes	280.2	284.2
Other noncurrent liabilities	111.6	124.8
Total liabilities	1,892.6	1,926.7

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of June 29, 2024 and March 30, 2024, respectively; issued shares: 4,600,000 as of June 29, 2024 and March 30, 2024, respectively	0.0	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 at June 29, 2024 and March 30, 2024, respectively; issued shares: 30,263,485 and 30,227,444 as of June 29, 2024 and March 30, 2024, respectively	0.3	0.3
Additional paid-in capital	1,630.6	1,625.2
Accumulated other comprehensive income/(loss)	(0.4)	0.7
Retained earnings	1,272.5	1,216.8
Treasury stock, at cost; 1,042,261 shares and 1,015,053 shares as of June 29, 2024 and March 30, 2024, respectively	(99.1)	(91.1)
Total stockholders’ equity	2,803.9	2,751.9
Total liabilities and stockholders’ equity	$4,696.5	$4,678.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per share data)

(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	$406.3	$387.1
Cost of sales	222.3	219.2
Gross margin	184.0	167.9
Operating expenses:
Selling, general and administrative	67.6	64.7
Other, net	18.9	18.2
Total operating expenses	86.5	82.9
Operating income	97.5	85.0
Interest expense, net	17.2	20.5
Other non-operating expense	0.4	0.5
Income before income taxes	79.9	64.0
Provision for income taxes	18.5	14.0
Net income	61.4	50.0
Preferred stock dividends	5.7	5.7
Net income attributable to common stockholders	$55.7	$44.3

Net income per common share attributable to common stockholders:
Basic	$1.92	$1.53
Diluted	$1.90	$1.52
Weighted average common shares:
Basic	29,054,820	28,846,874
Diluted	29,294,998	29,114,819

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net income	$61.4	$50.0
Pension and postretirement liability adjustments, net of taxes (1)	0.0	0.5
Change in fair value of derivative (2)	(0.1)	4.8
Foreign currency translation adjustments	(1.0)	3.1
Total comprehensive income	$60.3	$58.4

(1)	These adjustments were net of tax benefit of $0.0 and net of tax expense of $0.2 for the three-month periods ended June 29, 2024 and July 1, 2023, respectively.

(2)	These adjustments were net of tax benefit of $0.0 and net of tax expense of $1.4 for the three-month periods ended June 29, 2024 and July 1, 2023, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	61.4	—	—	61.4
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(27,208)	(8.0)	(8.0)
Exercise of equity awards	8,642	—	—	—	1.2	—	—	—	—	1.2
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	27,399	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax benefit of $0.0	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Currency translation adjustments	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Balance at June 29, 2024	30,263,485	$0.3	4,600,000	$0.0	$1,630.6	$(0.4)	$1,272.5	(1,042,261)	$(99.1)	$2,803.9

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

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$61.4	$50.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.0	29.7
Deferred income taxes	(4.1)	(2.6)
Amortization of deferred financing costs	0.6	0.9
Stock-based compensation	6.5	5.4
Noncash operating lease expense	1.7	1.7
Loss on disposition of assets	-	0.2
Consolidation, restructuring, and other noncash charges	-	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.5	(12.0)
Inventory	(12.1)	(15.6)
Prepaid expenses and other current assets	(3.8)	(2.1)
Other noncurrent assets	(0.6)	(2.6)
Accounts payable	11.3	(6.8)
Accrued expenses and other current liabilities	23.9	13.0
Other noncurrent liabilities	(17.9)	2.2
Net cash provided by operating activities	97.4	61.7

Cash flows from investing activities:
Capital expenditures	(9.0)	(6.7)
Proceeds from sale of assets	-	0.2
Net cash used in investing activities	(9.0)	(6.5)

Cash flows from financing activities:
Repayments of term loans	(60.0)	(50.0)
Repayments of notes payable	(1.1)	(1.1)
Principal payments on finance lease obligations	(1.1)	(1.0)
Preferred stock dividends paid	(5.7)	(5.7)
Exercise of stock options	1.2	1.0
Repurchase of common stock	(8.0)	(6.8)
Net cash used in financing activities	(74.7)	(63.6)

Effect of exchange rate changes on cash	(0.4)	(0.3)

Cash and cash equivalents:
Increase/(decrease) during the period	13.3	(8.7)
Cash and cash equivalents, at beginning of period	63.5	65.4
Cash and cash equivalents, at end of period	$76.8	$56.7

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$12.5	$1.1
Interest	22.0	25.1

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except share and per-share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 29, 2024 are not necessarily indicative of the operating results for the entire fiscal year ending March 29, 2025. The three-month periods ended June 29, 2024 and July 1, 2023 each included 13 weeks. All dollar amounts contained in these financial statements and footnotes are stated in millions, except for per share data.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

Not Applicable.

Recent Accounting Standards Yet to Be Adopted

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2024. As of June 29, 2024, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As of June 29, 2024, the Company is evaluating the impact the standard will have on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended
	June 29, 2024	July 1, 2023
Aerospace/Defense	$149.1	$120.5
Industrial	257.2	266.6
Total	$406.3	$387.1

The following table disaggregates total revenue by geographic origin:

	Three Months Ended
	June 29, 2024	July 1, 2023
United States	$360.1	$341.3
International	46.2	45.8
Total	$406.3	$387.1

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended
	June 29, 2024	July 1, 2023
Point-in-time	97%	98%
Over time	3%	2%
Total	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $461.6 at June 29, 2024. The Company expects to recognize revenue on approximately 64% and 92% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of June 29, 2024 and March 30, 2024, current contract assets were $8.0 and $6.9, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of June 29, 2024 and March 30, 2024, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of June 29, 2024 and March 30, 2024, current contract liabilities were $30.5 and $22.5, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three months ended June 29, 2024, the Company recognized revenues of $5.7 that were included in the contract liability balance as of March 30, 2024. For the three months ended July 1, 2023, the Company recognized revenues of $4.6 that were included in the contract liability balance at April 1, 2023.

As of June 29, 2024 and March 30, 2024, noncurrent contract liabilities were $10.1 and $19.9, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The decrease in noncurrent contract liabilities was primarily due to advance payments received, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts and the right to return eligible products. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $41.0 and $38.0 at June 29, 2024 and March 30, 2024, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Derivatives	Pension and Postretirement Liability	Total
Balance at March 30, 2024	$(3.6)	$1.2	$3.1	$0.7
Reclassification to net income	—	0.8	—	0.8
Net loss on foreign currency translation	(1.0)	—	—	(1.0)
Loss on derivative instrument, net of taxes	—	(0.9)	—	(0.9)
Net current period other comprehensive income	(1.0)	(0.1)	0.0	(1.1)
Balance at June 29, 2024	$(4.6)	$1.1	$3.1	$(0.4)

5. Net income Per-share Attributable to Common Stockholders

Basic net income per-share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per-share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the conversion of our 5.00% Series A Mandatory Convertible Preferred Stock (the “MCPS”) to common shares.

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

For the three-month periods ended June 29, 2024 and July 1, 2023, respectively, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per-share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended June 29, 2024, 87,500 employee stock options and 7,818 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the three months ended July 1, 2023, 125,898 employee stock options and 485 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share attributable to common stockholders.

	Three Months Ended
	June 29, 2024	July 1, 2023
Net income	$61.4	$50.0
Preferred stock dividends	5.7	5.7
Net income attributable to common stockholders	$55.7	$44.3
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	29,054,820	28,846,874
Effect of dilution due to employee stock awards	240,178	267,945
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	29,294,998	29,114,819
Basic net income per share attributable to common stockholders	$1.92	$1.53
Diluted net income per share attributable to common stockholders	$1.90	$1.52

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and a derivative in the form of an interest rate swap. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $461.2 and $456.8 at June 29, 2024 and March 30, 2024, respectively. The carrying value of this debt was $494.4 at June 29, 2024 and $494.2 at March 30, 2024. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the interest rate swap was $1.5 at June 29, 2024 and $1.6 at March 30, 2024, and included in other noncurrent assets on the Company’s consolidated balance sheets. The fair value of the interest rate swap is measured using Level 2 inputs. The interest rate swap, net of taxes, had accumulated other comprehensive income of $1.1 and $1.2 as of June 29, 2024 and March 30, 2024, respectively.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	June 29, 2024	March 30, 2024
Raw materials	$142.8	$138.1
Work in process	144.6	137.9
Finished goods	347.6	346.8
	$635.0	$622.8

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace /Defense	Industrial	Total
March 30, 2024	$199.2	$1,675.7	$1,874.9
Currency translation adjustments	—	(0.7)	(0.7)
June 29, 2024	$199.2	$1,675.0	$1,874.2

Intangible Assets

	Weighted Average	June 29, 2024		March 30, 2024
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$20.8	$50.7	$20.3
Customer relationships and lists	24	1,300.8	174.3	1,300.7	160.7
Trade names	25	217.2	34.9	217.2	32.5
Patents and trademarks	15	10.9	6.6	10.8	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	18.3	10.1	16.7	8.8
Other	5	1.6	1.2	1.6	1.3
		1,599.9	248.3	1,598.1	230.5
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,624.2	$248.3	$1,622.4	$230.5

Amortization expense for definite-lived intangible assets during the three-month periods ended June 29, 2024 and July 1, 2023 was $17.8 and $17.5, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2025 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2025	$54.4
Fiscal 2026	68.5
Fiscal 2027	64.7
Fiscal 2028	64.7
Fiscal 2029	64.6
Fiscal 2030	64.6
Fiscal 2031 and thereafter	970.1

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	June 29, 2024	March 30, 2024
Employee compensation and related benefits	$46.4	$35.7
Taxes	35.2	23.1
Contract liabilities	30.5	22.5
Accrued rebates	41.0	38.0
Current finance lease liabilities	5.9	5.7
Accrued preferred stock dividends	4.8	4.8
Interest	4.8	10.4
Legal	1.3	1.3
Returns and warranties	9.5	9.2
Other	11.1	16.6
	$190.5	$167.3

10. Debt

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

Initially, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022, the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of June 29, 2024, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $615.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of June 29, 2024 the Company was in compliance with all debt covenants.

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

As of June 29, 2024, $615.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc. in fiscal 2024. The Company had the ability to borrow an additional $478.3 under the Revolving Credit Facility as of June 29, 2024.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and RBCA’s domestic subsidiaries that also guarantee the Credit Agreement.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.8 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of June 29, 2024, $2.2 had been borrowed from the Foreign Credit Line and $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

The balances payable under all our borrowing facilities are as follows:

	June 29, 2024	March 30, 2024
Revolver and term loan facilities	$635.2	$695.2
Senior notes	500.0	500.0
Debt issuance costs	(10.1)	(10.7)
Other	6.3	7.4
Total debt	1,131.4	1,191.9
Less: current portion	3.8	3.8
Long-term debt	$1,127.6	$1,188.1

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

The effective income tax rates for the three-month periods ended June 29, 2024 and July 1, 2023, were 23.1% and 21.9%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended June 29, 2024 of 23.1% included $0.6 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended June 29, 2024 would have been 23.8%. The effective income tax rate for the three-month period ended July 1, 2023 of 21.9% included $0.4 of discrete tax benefits associated with stock-based compensation and $0.1 of discrete tax benefits associated with other items. The effective income tax rate without discrete items for the three-month period ended July 1, 2023 would have been 22.6%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1.9.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. At this time, we do not anticipate the enacted or pending legislation to have a material impact on our consolidated financial statements.

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

	Three Months Ended
	June 29, 2024	July 1, 2023
Net External Sales
Aerospace/Defense	$149.1	$120.5
Industrial	257.2	266.6
	$406.3	$387.1
Gross Margin
Aerospace/Defense	$63.1	$47.3
Industrial	120.9	120.6
	$184.0	$167.9
Selling, General & Administrative Expenses
Aerospace/Defense	$10.3	$9.1
Industrial	34.1	34.0
Corporate	23.2	21.6
	$67.6	$64.7
Operating Income
Aerospace/Defense	$50.6	$36.8
Industrial	72.5	71.1
Corporate	(25.6)	(22.9)
	$97.5	$85.0

	June 29, 2024	March 30, 2024
Total Assets
Aerospace/Defense	$820.4	$798.6
Industrial	3,782.3	3,779.6
Corporate	93.8	100.4
	$4,696.5	$4,678.6

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of the derivative are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income/(loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

On October 28, 2022, the Company entered into a three-year USD-denominated interest rate swap (the “Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $400.0 as of June 29, 2024. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of June 29, 2024, approximately 79% of our debt bears interest at a fixed rate after giving effect to the interest rate swap agreement in place. The notional on the Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The balance in accumulated other comprehensive income/(loss) related to the Swap has been disclosed in Note 4. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings has been recorded as interest income/expense on the Swap and included in the operating section of the Company’s consolidated statements of cash flows.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; and (x) increases in interest rates would increase the cost of servicing the Term Loan and could reduce our profitability. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, aerospace and defense industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 54 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

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

Outlook

Our net sales for the three-month period ended June 29, 2024 increased 5.0% compared to the same period last fiscal year. The increase in net sales was a result of a 23.7% increase in our Aerospace/Defense segment partially offset by a 3.5% decrease in our Industrial segment. Our backlog, as of June 29, 2024 was $825.8 compared to $821.5 as of March 30, 2024.

We are continuing to see the expansion of the commercial aerospace business, which experienced a 17.3% increase in net sales for the three-month period ended June 29, 2024 versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense sales, which represented approximately 34.8% of segment sales during the quarter, were up 38.1% quarter over quarter. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of defense orders in our backlog. Though sales in our Industrial segment have decreased compared to the comparable period in the prior year, our margins have continued to improve driven by continuous operational improvements and product mix.

The Company expects net sales to be approximately $395.0 to $405.0 in the second quarter of fiscal 2025, an increase of 2.4% to 5.0% compared to the second quarter of fiscal 2024.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of June 29, 2024, we had cash and cash equivalents of $76.8, of which approximately $29.4 was cash held by our foreign operations.

Results of Operations

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Total net sales	$406.3	$387.1	$19.2	5.0%
Net income attributable to common stockholders	$55.7	$44.3	$11.4	25.7%
Net income per-share attributable to common stockholders: diluted	$1.90	$1.52
Weighted average common shares: diluted	29,294,998	29,114,819

Our net sales for the three-month period ended June 29, 2024 increased 5.0% compared to the same period last fiscal year. Net sales in our Industrial segment decreased 3.5% quarter over quarter against a strong comparable quarter in the prior fiscal year. Food and beverage, and mining and metals markets were very strong while semicon and oil and gas sales showed weakness compared to the prior year. Net sales in our Aerospace/Defense segment increased 23.7% quarter over quarter, led by commercial OEM and the aftermarket, which was up 17.3% compared to the same period in the prior year. Defense sales increased 38.1% compared to the same period in the prior year, driven by aerospace and marine. The increase in commercial aerospace reflected recovery in orders from large OEMs as build rates escalate, and our expansion in the aftermarket.

Net income attributable to common stockholders for the first quarter of fiscal 2025 was $55.7 compared to $44.3 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Gross Margin	$184.0	$167.9	$16.1	9.6%
% of net sales	45.3%	43.4%

Gross margin was 45.3% of net sales for the first quarter of fiscal 2025 compared to 43.4% for the first quarter of fiscal 2024. The increase in gross margin as a percentage of net sales was driven by manufacturing efficiencies and a favorable product mix in both the Industrial and Aerospace/Defense segments.

Selling, General and Administrative

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

SG&A	$67.6	$64.7	$2.9	4.5%
% of net sales	16.6%	16.7%

SG&A for the first quarter of fiscal 2025 was $67.6, or 16.6% of net sales, as compared to $64.7, or 16.7% of net sales, for the same period of fiscal 2024. The increase in SG&A was primarily driven by increased personnel costs, IT costs and other professional fees.

Other, Net

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Other, net	$18.9	$18.2	$0.7	3.8%
% of net sales	4.7%	4.7%

Other operating expenses for the first quarter of fiscal 2025 totaled $18.9 compared to $18.2 for the same period last fiscal year. For the first quarter of fiscal 2025, other operating expenses included $17.8 of amortization of intangible assets and $1.1 of other items. For the first quarter of fiscal 2024, other operating expenses included $17.5 of amortization of intangible assets and $0.7 of other items.

Interest Expense, Net

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Interest expense, net	$17.2	$20.5	$(3.3)	(16.1)%
% of net sales	4.2%	5.3%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $17.2 for the first quarter of fiscal 2025 compared to $20.5 for the same period last fiscal year. The decrease in interest expense between the periods is directly related to the debt reduction efforts made by the Company over the past fiscal year. The interest rate swap that we entered into during fiscal 2023 (see “Liquidity and Capital Resources” below) has enabled us to manage interest costs as approximately 79% of our debt bears interest at a fixed rate, after giving effect to the interest rate swap agreement in place.

Other Non-Operating Expense

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Other non-operating expense /(income)	$0.4	$0.5	$(0.1)	(20.0)%
% of net sales	0.1%	0.1%

Other non-operating expenses were $0.4 for the first quarter of fiscal 2025 compared to $0.5 for the same period in the prior year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	June 29, 2024	July 1, 2023

Income tax expense	$18.5	$14.0
Effective tax rate	23.1%	21.9%

Income tax expense for the three-month period ended June 29, 2024 was $18.5 compared to $14.0 for the three-month period ended July 1, 2023. Our effective income tax rate for the three-month period ended June 29, 2024 was 23.1% compared to 21.9% for the three-month period ended July 1, 2023. The effective income tax rate for the three-month period ended June 29, 2024 of 23.1% included $0.6 of tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended June 29, 2024 would have been 23.8%. The effective income tax rate for the three-month period ended July 1, 2023 of 21.9% included $0.4 of tax benefits associated with stock-based compensation and $0.1 of tax benefits associated with other items. The effective income tax rate without discrete items for the three-month period ended July 1, 2023 would have been 22.6%.

Segment Information

Our CODM makes operating decisions, assesses the performance of the business, and allocates resources under two operating segments: Aerospace/Defense; and Industrial. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Total net sales	$149.1	$120.5	$28.6	23.7%

Gross margin	$63.1	$47.3	$15.8	33.4%
% of segment net sales	42.3%	39.3%

SG&A	$10.3	$9.1	$1.2	13.2%
% of segment net sales	6.9%	7.6%

Net sales increased $28.6, or 23.7%, for the three months ended June 29, 2024 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $78.5 of OEM and $18.8 of distribution and aftermarket, increased by 17.3% compared to fiscal 2024 when OEM net sales were $65.6 and distribution and aftermarket net sales were $17.3. This was driven by strong execution on the incremental orders we have seen in recent periods in the OEM markets and expansion in the aftermarket. Our defense markets, which consisted of $40.2 of OEM and $11.6 of distribution and aftermarket, increased by 38.1% compared to fiscal 2024 when OEM net sales were $30.3 and distribution and aftermarket net sales were $7.3. The increase in defense sales was driven by marine, helicopters and missiles.

Gross margin as a percentage of segment net sales was 42.3% for the first quarter of fiscal 2025 compared to 39.3% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was primarily driven by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. This margin profile is expected to continue as the commercial aerospace industry continues to expand and we continue to enhance our manufacturing processes.

Industrial Segment

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

Total net sales	$257.2	$266.6	$(9.4)	(3.5)%

Gross margin	$120.9	$120.6	$0.3	0.2%
% of segment net sales	47.0%	45.2%

SG&A	$34.1	$34.0	$0.1	0.3%
% of segment net sales	13.3%	12.8%

Net sales decreased $9.4 for the three months ended June 29, 2024 compared to the same period last fiscal year. We saw strength in food and beverage, and mining and metals markets offset by weakness in semiconductor and oil and gas. Industrial OEM sales were $81.8 and $84.7 for the three month periods ended June 29, 2024 and July 1, 2023, respectively. Industrial sales to distribution and the aftermarket were $175.4 and $181.9 for the three month periods ended June 29, 2024 and July 1, 2023, respectively.

Gross margin for the three months ended June 29, 2024 was 47.0% of net sales, compared to 45.2% in the comparable period in fiscal 2024. The improved gross margin was due to product mix and manufacturing efficiencies achieved at the plants.

Corporate

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

SG&A	$23.2	$21.6	$1.6	7.4%
% of total net sales	5.7%	5.6%

Corporate SG&A was $23.2, or 5.7% of net sales, for the first quarter of fiscal 2025 compared to $21.6, or 5.6% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to increases in personnel costs and professional fees.

Liquidity and Capital Resources

Our capital requirements include manufacturing equipment and materials. We have historically fueled our growth, in part, through acquisitions, including the Dodge acquisition completed in fiscal 2022 and the Specline acquisition completed in fiscal 2024. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and public sales of equity. We believe that operating cash flows and available credit under the Revolving Credit Facility (which expires in November 2026) will provide adequate resources to fund internal growth initiatives for the foreseeable future.

Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates, cyclical changes in our end markets and prices for steel, and our ability to pass through price increases on a timely basis, many of which are outside of our control. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Liquidity

As of June 29, 2024, we had cash and cash equivalents of $76.8, of which approximately $29.4 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries.

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

Initially, amounts outstanding under the Facilities generally bore interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the one-month LIBOR rate plus 1.00% or (b) the LIBOR rate plus a specified margin, depending on the type of borrowing being made. The applicable margin was based on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. In December 2022, the Credit Agreement was amended to replace LIBOR with the secured overnight financing rate administered by the Federal Reserve Bank of New York (i.e., SOFR) so that borrowings under the Facilities denominated in U.S. dollars bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of June 29, 2024, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to the Swap.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $615.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of June 29, 2024 the Company was in compliance with all debt covenants.

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

As of June 29, 2024, $615.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $18.0 of the Revolving Credit Facility had been used to fund the purchase of the business assets of Specline, Inc in fiscal 2024. The Company had the ability to borrow an additional $478.3 under the Revolving Credit Facility as of June 29, 2024.

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

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and RBCA’s domestic subsidiaries that also guarantee the Credit Agreement.

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

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $5.8 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of June 29, 2024, $2.2 had been borrowed from the Foreign Credit Line and $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

Interest Rate Swap

The Company is exposed to market risks relating to fluctuations in interest rates.

To hedge against this risk, in fiscal 2023, the Company entered into the Swap with a third-party financial counterparty under the Credit Agreement. The Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $400.0 as of June 29, 2024. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of June 29, 2024, approximately 79% of our debt bore interest at a fixed rate after giving effect to the Swap in place. The notional on the Swap will amortize as follows:

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

Cash Flows

Three-month Period Ended June 29, 2024 Compared to the Three-month Period Ended July 1, 2023

The following table summarizes our cash flow activities:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change
Net cash provided by/(used in):
Operating activities	$97.4	$61.7	$35.7
Investing activities	(9.0)	(6.5)	(2.5)
Financing activities	(74.7)	(63.6)	(11.1)
Effect of exchange rate changes on cash	(0.4)	(0.3)	(0.1)
Increase/(decrease) in cash and cash equivalents	$13.3	$(8.7)	$22.0

During the first three months of fiscal 2025, we generated cash of $97.4 from operating activities compared to $61.7 during the same period of fiscal 2024. The increase of $35.7 was the result of an increase in net income of $11.4 and a favorable change in operating assets and liabilities of $25.2, partially offset by the unfavorable impact of non-cash activity of $0.9. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $1.1 more in stock-based compensation and $0.3 more in depreciation and amortization, offset by $1.5 more in deferred taxes, $0.3 less in amortization of deferred financing costs, $0.3 less in consolidation and restructuring charges and $0.2 less in losses on asset dispositions.

The following table summarizes the impact on cash flow from operating assets and liabilities for the first quarter of fiscal 2025 versus the first quarter of fiscal 2024.

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change
Cash provided by/(used in):
Accounts receivable	$0.5	$(12.0)	$12.5
Inventory	(12.1)	(15.6)	3.5
Prepaid expenses and other current assets	(3.8)	(2.1)	(1.7)
Other noncurrent assets	(0.6)	(2.6)	2.0
Accounts payable	11.3	(6.8)	18.1
Accrued expenses and other current liabilities	23.9	13.0	10.9
Other noncurrent liabilities	(17.9)	2.2	(20.1)
Total change in operating assets and liabilities:	$1.3	$(23.9)	$25.2

During the first three months of fiscal 2025, we used $9.0 for investing activities as compared to $6.5 used in the first three months of fiscal 2024. This increase in cash used was primarily attributable to a $2.3 increase in capital expenditures and $0.2 decrease in proceeds from the sale of assets.

During the first three months of fiscal 2025, we used cash of $74.7 for financing activities compared to $63.6 in the first three months of fiscal 2024. This increase in cash used was primarily attributable to $10.0 more payments made on outstanding debt, $0.1 more principal payments made on finance lease obligations and $1.2 more repurchases of common stock, partially offset by $0.2 more exercises of stock-based awards.

Capital Expenditures

Our capital expenditures were $9.0 for the three-month period ended June 29, 2024 compared to $6.7 for the three-month period ended July 1, 2023. We expect to make additional capital expenditures of $40.0 to $50.0 during the remainder of fiscal 2025 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Part I, Item 1- Note 10 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first three months of fiscal 2025.

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

Other than the items noted above, we had no significant off-balance sheet arrangements as of June 29, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 13 in Part I, Item I of this report, we have utilized an interest rate swap to fix a portion of the variable rate interest expense associated with the Term Loan. As of June 29, 2024, approximately 79% of our debt bears interest at a fixed rate, after giving effect to the interest rate swap agreement in place.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations for both the three-month period ended June 29, 2024 and the three-month period ended July 1, 2023. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar as we have seen over the past few years or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of June 29, 2024, the Company had no forward exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 29, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2024, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Annual Report with the SEC on May 17, 2024. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the first quarter of fiscal 2025, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

Total share repurchases under the 2019 plan for the three months ended June 29, 2024 are as follows:

Period	Total number of shares purchased	Average price paid per-share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
03/31/2024 – 04/27/2024	62	$247.04	62	$60.3
04/28/2024 – 05/25/2024	—	—	—	60.3
05/26/2024 – 06/29/2024	27,146	295.28	27,146	$52.3
Total	27,208	$295.17	27,208

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	August 2, 2024

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	August 2, 2024