Form 10-Q
period 2024-12-28
RBC Bearings INC
filed 2025-01-31
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

As of January 24, 2025, RBC Bearings Incorporated had 31,444,245 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions)

	December 28, 2024	March 30, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$60.6	$63.5
Accounts receivable, net of allowances of $4.7 as of December 28, 2024 and $4.4 as of March 30, 2024	256.1	255.2
Inventory	656.9	622.8
Prepaid expenses and other current assets	29.7	24.0
Total current assets	1,003.3	965.5
Property, plant and equipment, net	357.7	361.0
Operating lease assets, net	46.4	41.4
Goodwill	1,871.6	1,874.9
Intangible assets, net	1,341.6	1,391.9
Other noncurrent assets	45.1	43.9
Total assets	$4,665.7	$4,678.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130.1	$116.2
Accrued expenses and other current liabilities	152.9	167.3
Current operating lease liabilities	8.0	7.0
Current portion of long-term debt	1.7	3.8
Total current liabilities	292.7	294.3
Long-term debt, less current portion	999.7	1,188.1
Noncurrent operating lease liabilities	39.1	35.3
Deferred income taxes	270.9	284.2
Other noncurrent liabilities	124.1	124.8
Total liabilities	1,726.5	1,926.7

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of December 28, 2024 and March 30, 2024, respectively; issued and outstanding shares: 0 and 4,600,000 as of December 28, 2024 and March 30, 2024, respectively	—	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 at December 28, 2024 and March 30, 2024, respectively; issued and outstanding shares: 32,488,692 and 30,227,444 as of December 28, 2024 and March 30, 2024, respectively	0.3	0.3
Additional paid-in capital	1,666.7	1,625.2
Accumulated other comprehensive income/(loss)	(6.0)	0.7
Retained earnings	1,377.9	1,216.8
Treasury stock, at cost: 1,044,147 shares and 1,015,053 shares as of December 28, 2024 and March 30, 2024, respectively	(99.7)	(91.1)
Total stockholders’ equity	2,939.2	2,751.9
Total liabilities and stockholders’ equity	$4,665.7	$4,678.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales	$394.4	$373.9	$1,198.6	$1,146.6
Cost of sales	219.5	215.9	665.9	654.4
Gross margin	174.9	158.0	532.7	492.2
Operating expenses:
Selling, general and administrative	70.1	63.9	207.2	189.1
Other, net	19.2	18.9	56.3	55.1
Total operating expenses	89.3	82.8	263.5	244.2
Operating income	85.6	75.2	269.2	248.0
Interest expense, net	14.2	19.3	47.0	59.9
Other non-operating (income)/expense	(3.3)	(0.9)	(1.8)	0.4
Income before income taxes	74.7	56.8	224.0	187.7
Provision for income taxes	16.8	10.2	50.5	39.4
Net income	57.9	46.6	173.5	148.3
Preferred stock dividends	1.0	5.8	12.4	17.3
Net income attributable to common stockholders	$56.9	$40.8	$161.1	$131.0

Net income per common share attributable to common stockholders:
Basic	$1.83	$1.41	$5.42	$4.53
Diluted	$1.82	$1.39	$5.38	$4.49
Weighted average common shares:
Basic	31,041,126	28,924,073	29,740,170	28,885,453
Diluted	31,222,623	29,204,570	29,953,883	29,153,469

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income	$57.9	$46.6	$173.5	$148.3
Pension and postretirement liability adjustments, net of taxes (1)	0.3	0.2	0.9	0.7
Change in fair value of interest rate swap(2)	0.3	(3.2)	(1.6)	2.1
Change in fair value of cross currency swap(3)	2.5	—	0.4	—
Foreign currency translation adjustments	(12.0)	10.9	(6.4)	9.0
Total comprehensive income	$49.0	$54.5	$166.8	$160.1

(1)	These adjustments were net of tax expense of $0.0 and $0.1 for the three-month periods ended December 28, 2024, and December 30, 2023, respectively, and net of tax expense of $0.1 and $0.3 for the nine-month periods ended December 28, 2024, and December 30, 2023, respectively.

(2)	These adjustments were net of tax expense of $0.1 and net of tax benefit of $1.0 for the three-month periods ended December 28, 2024, and December 30, 2023, respectively, and net of tax benefit of $0.4 and net of tax expense of $0.5 for the nine-month periods ended December 28, 2024, and December 30, 2023, respectively.

(3)	These adjustments were net of tax expense of $0.7 and $0.1 for the three- and nine-month periods ended December 28, 2024, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	61.4	—	—	61.4
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(27,208)	(8.0)	(8.0)
Exercise of equity awards	8,642	—	—	—	1.2	—	—	—	—	1.2
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of stock, net of forfeitures	27,399	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap, net of tax benefit of $0.0	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Currency translation adjustments	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Balance at June 29, 2024	30,263,485	$0.3	4,600,000	$0.0	$1,630.6	$(0.4)	$1,272.5	(1,042,261)	$(99.1)	$2,803.9
Net income	—	—	—	—	—	—	54.2	—	—	54.2
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(1,469)	(0.4)	(0.4)
Early conversion of mandatory convertible preferred stock to common stock	661	—	(1,500)	—	—	—	—	—	—	—
Exercise of equity awards	147,484	—	—	—	24.0	—	—	—	—	24.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.6	—	—	—	0.6
Issuance of stock, net of forfeitures	(269)	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap, net of tax benefit of $0.5	—	—	—	—	—	(1.8)	—	—	—	(1.8)
Change in fair value of cross currency swap, net of tax benefit of $0.6	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Currency translation adjustments	—	—	—	—	—	6.6	—	—	—	6.6
Balance at September 28, 2024	30,411,361	$0.3	4,598,500	$0.0	$1,658.6	$2.9	$1,321.0	(1,043,730)	$(99.5)	$2,883.3
Net income	—	—	—	—	—	—	57.9	—	—	57.9
Stock-based compensation	—	—	—	—	2.9	—	—	—	—	2.9
Preferred stock dividends	—	—	—	—	—	—	(1.0)	—	—	(1.0)
Repurchase of common stock	—	—	—	—	—	—	—	(417)	(0.2)	(0.2)
Conversion of mandatory convertible preferred stock to common stock	2,029,294	—	(4,598,500)	—	—	—	—	—	—	—
Exercise of equity awards	33,772	—	—	—	4.8	—	—	—	—	4.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of stock, net of forfeitures	14,265	—	—	—	0.4	—	—	—	—	0.4
Change in fair value of interest rate swap, net of tax expense of $0.1	—	—	—	—	—	0.3	—	—	—	0.3
Change in fair value of cross currency swap, net of tax expense of $0.7	—	—	—	—	—	2.5	—	—	—	2.5
Currency translation adjustments	—	—	—	—	—	(12.0)	—	—	—	(12.0)
Balance at December 28, 2024	32,488,692	$0.3	—	—	$1,666.7	$(6.0)	$1,377.9	(1,044,147)	$(99.7)	$2,939.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	50.0	—	—	50.0
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Repurchase of common stock	—	—	—	—	—	—	—	(32,804)	(6.8)	(6.8)
Exercise of equity awards	11,772	—	—	—	1.0	—	—	—	—	1.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.2	—	—	—	—	—	0.5	—	—	—	0.5
Issuance of stock, net of forfeitures	54,627	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap, net of tax expense of $1.4	—	—	—	—	—	4.8	—	—	—	4.8
Currency translation adjustments	—	—	—	—	—	3.1	—	—	—	3.1
Balance at July 1, 2023	30,056,347	$0.3	4,600,000	$0.0	$1,595.8	$4.3	$1,074.2	(999,202)	$(86.9)	$2,587.7
Net income	—	—	—	—	—	—	51.7	—	—	51.7
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Preferred stock dividends	—	—	—	—	—	—	(5.8)	—	—	(5.8)
Repurchase of common stock	—	—	—	—	—	—	—	(736)	(0.2)	(0.2)
Exercise of equity awards	14,013	—	—	—	2.0	—	—	—	—	2.0
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	(0.0)	—	—	—	(0.0)
Issuance of stock, net of forfeitures	13,885	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap, net of tax expense of $0.1	—	—	—	—	—	0.5	—	—	—	0.5
Currency translation adjustments	—	—	—	—	—	(5.0)	—	—	—	(5.0)
Balance at September 30, 2023	30,084,245	$0.3	4,600,000	$0.0	$1,601.1	$(0.2)	$1,120.1	(999,938)	$(87.1)	$2,634.2
Net income	—	—	—	—	—	—	46.6	—	—	46.6
Stock-based compensation	—	—	—	—	3.5	—	—	—	—	3.5
Preferred stock dividends	—	—	—	—	—	—	(5.8)	—	—	(5.8)
Repurchase of common stock	—	—	—	—	—	—	—	(2,527)	(0.6)	(0.6)
Exercise of equity awards	87,577	—	—	—	10.8	—	—	—	—	10.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.2	—	—	—	0.2
Issuance of stock, net of forfeitures	1,828	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap, net of tax benefit of $1.0	—	—	—	—	—	(3.2)	—	—	—	(3.2)
Currency translation adjustments	—	—	—	—	—	10.9	—	—	—	10.9
Balance at December 30, 2023	30,173,650	$0.3	4,600,000	$0.0	$1,615.4	$7.7	$1,160.9	(1,002,465)	$(87.7)	$2,696.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$173.5	$148.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.9	89.6
Deferred income taxes	(13.4)	(10.8)
Amortization of deferred financing costs	1.7	2.3
Stock-based compensation	20.3	13.3
Noncash operating lease expense	4.6	5.1
Loss on disposition of assets	0.1	0.8
Consolidation, restructuring, and other noncash charges	-	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2.4)	13.0
Inventory	(36.2)	(36.0)
Prepaid expenses and other current assets	(4.9)	(4.8)
Other noncurrent assets	(2.1)	(4.1)
Accounts payable	14.1	(23.3)
Accrued expenses and other current liabilities	(19.2)	1.4
Other noncurrent liabilities	(1.6)	(0.2)
Net cash provided by operating activities	224.4	195.2

Cash flows from investing activities:
Capital expenditures	(35.6)	(23.7)
Proceeds from sale of assets	-	0.3
Acquisition of business/purchase price adjustments for acquisition	-	(19.3)
Net cash used in investing activities	(35.6)	(42.7)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	40.0	18.0
Repayment of revolving credit facilities	(60.4)	-
Repayments of term loans	(175.0)	(150.0)
Repayments of notes payable	(1.4)	(1.4)
Proceeds from mortgage	4.5	-
Principal payments on finance lease obligations	(3.2)	(2.5)
Preferred stock dividends paid	(17.2)	(17.3)
Exercise of stock options	30.0	13.8
Repurchase of common stock	(8.6)	(7.6)
Net cash used in financing activities	(191.3)	(147.0)

Effect of exchange rate changes on cash	(0.4)	0.7

Cash and cash equivalents:
Increase/(decrease) during the period	(2.9)	6.2
Cash and cash equivalents, at beginning of period	63.5	65.4
Cash and cash equivalents, at end of period	$60.6	$71.6

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$78.8	$55.2
Interest	48.3	63.2

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except per share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three- and nine-month periods ended December 28, 2024 are not necessarily indicative of the operating results for the entire fiscal year ending March 29, 2025. The three-month periods ended December 28, 2024 and December 30, 2023 each included 13 weeks. The nine-month periods ended December 28, 2024 and December 30, 2023 each included 39 weeks.

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

Recent Accounting Standards Adopted

Not Applicable.

Recent Accounting Standards Yet to Be Adopted

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact the standard will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. We are currently evaluating the impact the standard will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact the standard will have on our consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Aerospace/Defense	$143.2	$129.2	$435.5	$377.0
Industrial	251.2	244.7	763.1	769.6
Total	$394.4	$373.9	$1,198.6	$1,146.6

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
United States	$348.9	$329.0	$1,061.4	$1,012.3
International	45.5	44.9	137.2	134.3
Total	$394.4	$373.9	$1,198.6	$1,146.6

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Point-in-time	97%	98%	97%	98%
Over time	3%	2%	3%	2%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $516.2 at December 28, 2024. The Company expects to recognize revenue on approximately 66% and 88% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of December 28, 2024 and March 30, 2024, current contract assets were $7.1 and $6.9, respectively, and were included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of December 28, 2024 and March 30, 2024, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of December 28, 2024 and March 30, 2024, current contract liabilities were $22.7 and $22.5, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three and nine months ended December 28, 2024, the Company recognized revenues of $2.4 and $14.0 that were included in the current contract liability balance as of March 30, 2024. For the three and nine months ended December 30, 2023, the Company recognized revenues of $4.2 and $13.5 that were included in the current contract liability balance at April 1, 2023.

As of December 28, 2024 and March 30, 2024, noncurrent contract liabilities were $19.1 and $19.9, respectively, and were included within other noncurrent liabilities on the consolidated balance sheets. The decrease in noncurrent contract liabilities was primarily due to the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts and the right to return eligible products. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $37.1 and $38.0 at December 28, 2024 and March 30, 2024, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 30, 2024	$(3.6)	$1.2	$—	$3.1	$0.7
Reclassification to net income	—	2.0	—	—	2.0
Change in pension and postretirement liability	—	—	—	0.9	0.9
Net loss on foreign currency translation	(6.4)	—	—	—	(6.4)
Loss on interest rate swap, net of taxes	—	(3.6)	—	—	(3.6)
Gain on cross currency swap, net of taxes	—	—	0.4	—	0.4
Net current period other comprehensive income	(6.4)	(1.6)	0.4	0.9	(6.7)
Balance at December 28, 2024	$(10.0)	$(0.4)	$0.4	$4.0	$(6.0)

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

For the three months ended December 28, 2024, 51,783 employee stock options and 130 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the nine months ended December 28, 2024, 79,564 employee stock options and 12,605 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023

Net income	$57.9	$46.6	$173.5	$148.3
Preferred stock dividends	1.0	5.8	12.4	17.3
Net income attributable to common stockholders	$56.9	$40.8	$161.1	$131.0
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	31,041,126	28,924,073	29,740,170	28,885,453
Effect of dilution due to employee stock awards	181,497	280,497	213,713	268,016
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	31,222,623	29,204,570	29,953,883	29,153,469

Basic net income per share attributable to common stockholders	$1.83	$1.41	$5.42	$4.53

Diluted net income per share attributable to common stockholders	$1.82	$1.39	$5.38	$4.49

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

The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $466.3 and $456.8 at December 28, 2024 and March 30, 2024, respectively. The carrying value of this debt was $494.9 at December 28, 2024 and $494.2 at March 30, 2024. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the interest rate swap was $(0.4) at December 28, 2024, and was included in other noncurrent liabilities on the Company’s consolidated balance sheets. The fair value of the interest rate swap was $1.6 at March 30, 2024, and was included in other noncurrent assets on the Company’s consolidated balance sheets. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of the cross currency swap was $0.4 at December 28, 2024, and was included in other noncurrent assets on the Company’s consolidated balance sheets. The fair value of the cross currency swap was measured using Level 2 inputs.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method, and are summarized below:

	December 28, 2024	March 30, 2024
Raw materials	$151.5	$138.1
Work in process	149.8	137.9
Finished goods	355.6	346.8
	$656.9	$622.8

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace /Defense	Industrial	Total
March 30, 2024	$199.2	$1,675.7	$1,874.9
Currency translation adjustments	—	(3.3)	(3.3)
December 28, 2024	$199.2	$1,672.4	$1,871.6

Intangible Assets

		December 28, 2024		March 30, 2024
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$21.7	$50.7	$20.3
Customer relationships and lists	24	1,300.7	201.4	1,300.7	160.7
Trade names	25	217.2	39.5	217.2	32.5
Patents and trademarks	15	10.9	6.9	10.8	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	19.7	12.7	16.7	8.8
Other	5	1.6	1.3	1.6	1.3
		1,601.2	283.9	1,598.1	230.5
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,625.5	$283.9	$1,622.4	$230.5

Amortization expense for definite-lived intangible assets during the three-month periods ended December 28, 2024 and December 30, 2023 was $17.9 and $17.7, respectively. Amortization expense for definite-lived intangible assets during the nine-month periods ended December 28, 2024 and December 30, 2023 was $53.6 and $52.8, respectively. These amounts were included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2025 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2025	$18.1
Fiscal 2026	70.4
Fiscal 2027	64.8
Fiscal 2028	64.7
Fiscal 2029	64.7
Fiscal 2030	64.6
Fiscal 2031 and thereafter	970.0

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	December 28, 2024	March 30, 2024
Employee compensation and related benefits	$53.9	$35.7
Taxes	5.4	23.1
Contract liabilities	22.7	22.5
Accrued rebates	37.1	38.0
Current finance lease liabilities	5.9	5.7
Accrued preferred stock dividends	—	4.8
Interest	7.2	10.4
Returns and warranties	9.4	9.2
Other	11.3	17.9
	$152.9	$167.3

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

Amounts outstanding under the Facilities generally bear interest, at the Company’s option, at either, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement). The Facilities are subject to a SOFR floor of 0.00%. As of December 28, 2024, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $500.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of December 28, 2024 the Company was in compliance with all debt covenants.

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

As of December 28, 2024, $500.0 was outstanding under the Term Loan and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $496.3 under the Revolving Credit Facility as of December 28, 2024. During the three month period ended December 28, 2024, the Company borrowed, $40.0 from the Revolving Credit Facility in order pay down the Term Loan. The $40.0 borrowed from the Revolver was then completely repaid before the end of the fiscal quarter.

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

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at any time at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to purchase the Senior Notes.

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.4 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of December 28, 2024, $0.1 was being utilized to provide a bank guarantee and no borrowings were outstanding. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all our borrowing arrangements are as follows:

	December 28, 2024	March 30, 2024
Revolver and term loan facilities	$500.0	$695.2
Senior notes	500.0	500.0
Debt issuance costs	(9.0)	(10.7)
Other	10.4	7.4
Total debt	1,001.4	1,191.9
Less: current portion	1.7	3.8
Long-term debt	$999.7	$1,188.1

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

The effective income tax rates for the three-month periods ended December 28, 2024 and December 30, 2023, were 22.5% and 18.1%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended December 28, 2024 of 22.5% included $0.8 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended December 28, 2024 would have been 23.5%. The effective income tax rate for the three-month period ended December 30, 2023 of 18.1% included $1.9 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items. The effective income tax rate without discrete items for the three-month period ended December 30, 2023 would have been 21.2%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1.9.

The effective income tax rate for the nine-month period ended December 28, 2024 was 22.5% compared to 21.0% for the nine-month period ended December 30, 2023. The effective income tax rate for the nine-month period ended December 28, 2024 of 22.5% included $2.5 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other discrete tax expenses. The effective income tax rate without discrete items for the nine-month period ended December 28, 2024 would have been 23.6%. The effective income tax rate for the nine-month period ended December 30, 2023 of 21.0% included $2.4 of discrete tax benefits associated with stock-based compensation partially offset by $0.2 of other items. The effective income tax rate without discrete items for the nine-month period ended December 30, 2023 would have been 22.2%.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. At this time, we do not anticipate the enacted or pending legislation will have a material impact on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net External Sales
Aerospace/Defense	$143.2	$129.2	$435.5	$377.0
Industrial	251.2	244.7	763.1	769.6
	$394.4	$373.9	$1,198.6	$1,146.6
Gross Margin
Aerospace/Defense	$57.9	$53.3	$177.8	$151.2
Industrial	117.0	104.7	354.9	341.0
	$174.9	$158.0	$532.7	$492.2
Selling, General & Administrative Expenses
Aerospace/Defense	$10.4	$9.9	$31.1	$28.1
Industrial	34.2	32.6	101.4	98.4
Corporate	25.5	21.4	74.7	62.6
	$70.1	$63.9	$207.2	$189.1
Operating Income
Aerospace/Defense	$46.8	$38.6	$143.7	$115.1
Industrial	68.2	59.3	209.2	199.9
Corporate	(29.4)	(22.7)	(83.7)	(67.0)
	$85.6	$75.2	$269.2	$248.0

	December 28, 2024	March 30, 2024
Total Assets
Aerospace/Defense	$835.9	$798.6
Industrial	3,738.2	3,779.6
Corporate	91.6	100.4
	$4,665.7	$4,678.6

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates and foreign exchange rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of the derivatives are recorded each period in earnings or accumulated other comprehensive income/loss, depending on whether the derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income/loss are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

In fiscal 2023, the Company entered into a three-year U.S. dollar-denominated interest rate swap (the “Interest Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $400.0 as of December 28, 2024. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Interest Rate Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Interest Rate Swap has been disclosed in Note 6. The balance in accumulated other comprehensive income/loss related to the Interest Rate Swap has been disclosed in Note 4. The gain/loss reclassified from accumulated other comprehensive income/loss into earnings has been recorded as interest income/expense on the Interest Rate Swap and included in the operating section of the Company’s consolidated statements of cash flows.

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

The Cross Currency Swap has been designated as a net investment hedge on an after-tax basis. The fair value of the Cross Currency Swap has been disclosed in Note 6. The balance in accumulated other comprehensive income/loss related to the Cross Currency Swap has been disclosed in Note 4.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, or the imposition of import tariffs, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by governmental trade policies and tariffs relating to our supplies imported from foreign vendors or our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge acquisition, which could constrain our business and exposes us to the risk of defaults under our debt instruments; (x) increases in interest rates would increase the cost of servicing the Term Loan and could reduce our profitability; and (y) fluctuations in interest rates and foreign exchange rates could impact future earnings and cash flows related to our Interest Rate Swap and Cross Currency Swap. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in Item 1A of Part I of our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, aerospace and defense industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearings categories, we focus primarily on the higher end of the bearing and engineered component markets where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 53 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

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

Outlook

Our net sales for the three-month period ended December 28, 2024 increased 5.5% compared to the same period last fiscal year. The increase in net sales was a result of a 10.7% increase in our Aerospace/Defense segment and 2.7% increase in our Industrial segment. Our backlog, as of December 28, 2024 was $896.5 compared to $821.5 as of March 30, 2024.

We are continuing to see the expansion of our commercial aerospace business, which experienced a 14.6% increase in net sales for the three-month period ended December 28, 2024 versus the same period last fiscal year. We anticipate growth in these markets to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by our backlog. Defense net sales, which represented approximately 30.9% of segment net sales during the quarter, were up 3.0% quarter over quarter. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of defense orders in our backlog. Net sales in our Industrial segment have increased 2.7% compared to the comparable period in the prior year and our margins have continued to improve driven by continuous operational improvements and product mix.

The Company expects net sales to be approximately $434.0 to $444.0 in the fourth quarter of fiscal 2025, an increase of 4.9% to 7.3% compared to the fourth quarter of 2024.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for at least the next 12 months. As of December 28, 2024, we had cash and cash equivalents of $60.6, of which approximately $22.4 was cash held by our foreign subsidiaries. We paid down $100.0 of the Term Loan during the third quarter of fiscal 2025.

Results of Operations

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Total net sales	$394.4	$373.9	$20.5	5.5%

Net income attributable to common stockholders	$56.9	$40.8	$16.1	39.6%

Net income per share attributable to common stockholders: diluted	$1.82	$1.39
Weighted average common shares: diluted	31,222,623	29,204,570

Our net sales for the three-month period ended December 28, 2024 increased 5.5% compared to the same period last fiscal year. Net sales in our Industrial segment increased 2.7% quarter over quarter. We saw strength in the logistics and warehousing, food and beverage, aggregate and cement and grain markets offset by weakness in machine tools, semicon and oil and gas sales markets compared to the prior year. Net sales in our Aerospace/Defense segment increased 10.7% quarter over quarter. Defense net sales increased 3.0% compared to the same period in the prior year, driven by aerospace and marine. Aerospace commercial OEM and the aftermarket were up 14.6% compared to the same period in the prior year as commercial air travel continues to trend upwards.

Net income attributable to common stockholders for the third quarter of fiscal 2025 was $56.9 compared to $40.8 for the same period last fiscal year.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Total net sales	$1,198.6	$1,146.6	$52.0	4.5%

Net income attributable to common stockholders	$161.1	$131.0	$30.1	23.0%

Net income per share attributable to common stockholders: diluted	$5.38	$4.49
Weighted average common shares: diluted	29,953,883	29,153,469

Our net sales for the nine-month period ended December 28, 2024 increased 4.5% compared to the same period last fiscal year. Net sales in our Industrial segment decreased 0.8% year over year. This reflected a pattern of sustained strong performance in areas including the food and beverage, mining and metals, power generation, logistics and warehousing and grain markets offset by aggregate and cement, semicon and oil and gas. Net sales in our Aerospace/Defense segment increased 15.5% year over year, led by the defense sector which was up 18.7% compared to the same period in the prior year while net sales to the commercial aerospace sector were up 14.0%. The increase in the defense sector reflects continued strength and stability from our large OEMs and the aftermarket.

Net income attributable to common stockholders for the nine months ended December 28, 2024 was $161.1 compared to $131.0 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Gross Margin	$174.9	$158.0	$16.9	10.6%
% of net sales	44.3%	42.3%

Gross margin was 44.3% of net sales for the third quarter of fiscal 2025 compared to 42.3% for the third quarter of fiscal 2024. The gross margin improvement was primarily due to favorable product mix and continued manufacturing efficiencies, notably within the Industrial segment.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Gross Margin	$532.7	$492.2	$40.5	8.2%
% of net sales	44.4%	42.9%

Gross margin was 44.4% of net sales for the first nine months of fiscal 2025 compared to 42.9% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was mostly driven by volumes and sustained manufacturing efficiencies.

Selling, General and Administrative

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

SG&A	$70.1	$63.9	$6.2	9.8%
% of net sales	17.8%	17.1%

SG&A for the third quarter of fiscal 2025 was $70.1, or 17.8% of net sales, as compared to $63.9, or 17.1% of net sales, for the same period of fiscal 2024. The increase in SG&A was primarily driven by increased personnel costs, stock compensation costs, travel costs and professional fees.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

SG&A	$207.2	$189.1	$18.1	9.6%
% of net sales	17.3%	16.5%

SG&A expenses increased by $18.1 to $207.2 for the first nine months of fiscal 2025 compared to $189.1 for the same period last year. The increase in SG&A for the first nine months of fiscal 2025 was primarily related to increases in professional fees, stock compensation costs, travel costs and personnel costs.

Other, Net

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Other, net	$19.2	$18.9	$0.3	1.3%
% of net sales	4.8%	5.0%

Other operating expenses for the third quarter of fiscal 2025 totaled $19.2 compared to $18.9 for the same period last fiscal year. For the third quarter of fiscal 2025, other operating expenses included $17.9 of amortization of intangible assets and $1.3 of other items. For the third quarter of fiscal 2024, other operating expenses included $17.7 of amortization of intangible assets, $0.1 of restructuring costs and $1.1 of other items.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Other, net	$56.3	$55.1	$1.2	2.2%
% of net sales	4.7%	4.8%

Other operating expenses for the first nine months of fiscal 2025 totaled $56.3 compared to $55.1 for the same period last fiscal year. For the first nine months of fiscal 2025, other operating expenses were comprised primarily of $53.6 of amortization of intangible assets, $0.6 of restructuring costs, and $2.1 of other items. For the first nine months of fiscal 2024, other operating expenses were comprised primarily of $52.8 of amortization of intangible assets, $0.7 of restructuring costs, and $1.6 of other items.

Interest Expense, Net

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Interest expense, net	$14.2	$19.3	$(5.1)	(26.9)%
% of net sales	3.6%	5.2%

Interest expense, net, consists of interest charged on the Company’s debt arrangements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $14.2 for the third quarter of fiscal 2025 compared to $19.3 for the same period last fiscal year. The decrease in interest expense between the periods was due to the debt reduction efforts made by the Company over the past fiscal year and the effects of the Interest Rate Swap and the Cross Currency Swap. See “Liquidity and Capital Resources” below for more information regarding the Interest Rate Swap and the Cross Currency Swap.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Interest expense, net	$47.0	$59.9	$(12.9)	(21.6)%
% of net sales	3.9%	5.2%

Interest expense, net, was $47.0 for the first nine months of fiscal 2025 compared to $59.9 for the same period last fiscal year. The decrease was mainly attributable to our debt reduction efforts, as well as the Interest Rate Swap and the Cross Currency Swap, which have enabled us to manage interest costs.

Other Non-Operating Expense/(Income)

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Other non-operating income	$(3.3)	$(0.9)	$(2.4)	265.8%
% of net sales	(0.8)%	(0.2)%

Other non-operating income was $3.3 for the third quarter of fiscal 2025 and consisted primarily of a $4.0 legal settlement partially offset by post-retirement benefit costs and foreign exchange gains and losses. Other non-operating income was $0.9 for the third quarter of fiscal 2024 and consisted primarily of $1.6 of insurance proceeds received partially offset by post-retirement benefit costs and foreign exchange gains and losses.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Other non-operating expense/(income)	$(1.8)	$0.4	$(2.2)	(519.4)%
% of net sales	(0.1)%	0.0%

Other non-operating income was $1.8 for the first nine months of fiscal 2025 and consisted primarily of a $4.0 legal settlement partially offset by post-retirement benefit costs and foreign exchange gains and losses. Other non-operating expenses were $0.4 for the first nine months of fiscal 2024 and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses partially offset by $1.6 of insurance proceeds received.

Income Taxes

	Three Months Ended
	December 28, 2024	December 30, 2023

Income tax expense	$16.8	$10.2
Effective tax rate	22.5%	18.1%

Income tax expense for the three-month period ended December 28, 2024 was $16.8 compared to $10.2 for the three-month period ended December 30, 2023. Our effective income tax rate for the three-month period ended December 28, 2024 was 22.5% compared to 18.1% for the three-month period ended December 30, 2023. The effective income tax rate for the three-month period ended December 28, 2024 of 22.5% included $0.8 of tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended December 28, 2024 would have been 23.5%. The effective income tax rate for the three-month period ended December 30, 2023 of 18.1% included $1.9 of tax benefits associated with stock-based compensation partially offset by $0.2 of other items. The effective income tax rate without discrete items for the three-month period ended December 30, 2023 would have been 21.2%.

	Nine Months Ended
	December 28, 2024	December 30, 2023

Income tax expense	$50.5	$39.4
Effective tax rate	22.5%	21.0%

Income tax expense for the nine-month period ended December 28, 2024 was $50.5 compared to $39.4 for the nine-month period ended December 30, 2023. Our effective income tax rate for the nine-month period ended December 28, 2024 was 22.5% compared to 21.0% for the nine-month period ended December 30, 2023. The effective income tax rate for the nine-month period ended December 28, 2024 of 22.5% included $2.5 of tax benefits associated with stock-based compensation which was slightly offset by $0.1 of other tax expenses. The effective income tax rate without discrete items for the nine-month period ended December 28, 2024 would have been 23.6%. The effective income tax rate for the nine-month period ended December 30, 2023 of 21.0% included $2.4 of tax benefits associated with stock-based compensation partially offset by $0.2 of other items. The effective income tax rate without discrete items for the nine-month period ended December 30, 2023 would have been 22.2%.

Segment Information

Our CODM makes operating decisions, assesses the performance of the business, and allocates resources under two operating segments: Aerospace/Defense; and Industrial. We use segment net sales and gross margin as the primary measurements to assess the financial performance of each reportable segment.

Aerospace/Defense Segment

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Total net sales	$143.2	$129.2	$14.0	10.7%

Gross margin	$57.9	$53.3	$4.6	8.6%
% of segment net sales	40.5%	41.2%

SG&A	$10.4	$9.9	$0.5	6.1%
% of segment net sales	7.3%	7.6%

Net sales increased $14.0, or 10.7%, for the three months ended December 28, 2024 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $78.0 of OEM and $20.9 of distribution and aftermarket, increased by 14.6% compared to fiscal 2024 when OEM net sales were $67.2 and distribution and aftermarket net sales were $19.1. This was driven by strong execution on the orders we have seen in recent periods in both the OEM markets and in the aftermarket. Our defense markets, which consisted of $32.5 of OEM and $11.8 of distribution and aftermarket, increased by 3.0% compared to fiscal 2024 when OEM net sales were $35.9 and distribution and aftermarket net sales were $7.0. The increase in defense sales was driven by marine, helicopters and missiles.

Gross margin as a percentage of segment net sales was 40.5% for the third quarter of fiscal 2025 compared to 41.2% for the same period last fiscal year. The decrease in gross margin was primarily driven by product mix.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Total net sales	$435.5	$377.0	$58.5	15.5%

Gross margin	$177.8	$151.2	$26.6	17.6%
% of segment net sales	40.8%	40.1%

SG&A	$31.1	$28.1	$3.0	10.6%
% of segment net sales	7.1%	7.5%

Net sales increased $58.5, or 15.5%, for the first nine months of fiscal 2025 compared to the same period last fiscal year. The 15.5% increase was primarily driven by a 18.7% increase in our defense market, while our commercial aerospace market was up 14.0% year over year. Commercial aerospace, which consisted of $231.9 of OEM and $59.8 of distribution and aftermarket, increased by 14.0% compared to fiscal 2024 when OEM net sales were $200.3 and distribution and aftermarket net sales were $55.6. Our defense markets, which consisted of $108.2 of OEM and $35.6 of distribution and aftermarket, increased by 18.7% compared to fiscal 2024 when OEM net sales were $101.1 and distribution and aftermarket net sales were $20.0.

Gross margin as a percentage of segment net sales was 40.8% for the third quarter of fiscal 2025 compared to 40.1% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was primarily driven by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix.

Industrial Segment

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Total net sales	$251.2	$244.7	$6.5	2.7%

Gross margin	$117.0	$104.7	$12.3	11.7%
% of segment net sales	46.5%	42.8%

SG&A	$34.2	$32.6	$1.6	5.1%
% of segment net sales	13.6%	13.3%

Net sales increased $6.5 for the three months ended December 28, 2024 compared to the same period last fiscal year. We saw strength in the logistics and warehousing, food and beverage, aggregate and cement and grain markets offset by weakness in the machine tools, semicon and oil and gas markets. Industrial OEM net sales were $72.7 and $79.4 for the three month periods ended December 28, 2024 and December 30, 2023, respectively. Industrial net sales to distribution and the aftermarket were $178.5 and $165.3 for the three month periods ended December 28, 2024 and December 30, 2023, respectively.

Gross margin for the three months ended December 28, 2024 was 46.5% of net sales, compared to 42.8% in the comparable period in fiscal 2024. The improved gross margin was due to product mix and manufacturing efficiencies achieved at the plants.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

Total net sales	$763.1	$769.6	$(6.5)	(0.8)%

Gross margin	$354.9	$341.0	$13.9	4.1%
% of segment net sales	46.5%	44.3%

SG&A	$101.4	$98.4	$3.0	3.1%
% of segment net sales	13.3%	12.8%

Net sales decreased $6.5, or 0.8%, for the first nine months of fiscal 2025 compared to the same period last fiscal year. We saw strength in the mining and metals, logistics and warehousing, power generation, food and beverage and grain markets offset by weakness in the semicon, machine tools, aggregate and cement, and oil and gas markets. Industrial OEM net sales were $237.2 and $248.8 for the nine month periods ended December 28, 2024 and December 30, 2023, respectively. Industrial net sales to distribution and the aftermarket were $525.9 and $520.8 for the nine month periods ended December 28, 2024 and December 30, 2023, respectively.

Gross margin for the first nine months of fiscal 2025 was 46.5% of net sales, compared to 44.3% in the same period last fiscal year. The increase in gross margin was driven by manufacturing efficiencies and product mix.

Corporate

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

SG&A	$25.5	$21.4	$4.1	18.5%
% of total net sales	6.5%	5.7%

Corporate SG&A was $25.5, or 6.5% of net sales, for the third quarter of fiscal 2025 compared to $21.4, or 5.7% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to increases in professional fees, stock compensation costs, travel costs and personnel costs.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

SG&A	$74.7	$62.6	$12.1	19.3%
% of total net sales	6.2%	5.5%

Corporate SG&A increased $12.1 for the first nine months of fiscal 2025 compared to the same period last fiscal year due to increases in personnel costs, professional fees, travel costs and stock compensation costs.

Liquidity and Capital Resources

Our capital requirements include manufacturing equipment and materials. We have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and public sales of equity. We believe that operating cash flows and available credit under the Revolving Credit Facility (which expires in November 2026) will provide adequate resources to fund internal growth initiatives for at least the next 12 months.

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

Liquidity

As of December 28, 2024, we had cash and cash equivalents of $60.6, of which approximately $22.4 was cash held by our foreign subsidiaries. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by certain of our foreign subsidiaries.

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

Amounts outstanding under the Facilities generally bear interest, at the Company’s option, at either, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement). The Facilities are subject to a SOFR floor of 0.00%. As of December 28, 2024, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to the Interest Rate Swap.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2025, $0 for fiscal 2026, and $500.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of December 28, 2024 the Company was in compliance with all debt covenants.

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

As of December 28, 2024, $500.0 was outstanding under the Term Loan and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $496.3 under the Revolving Credit Facility as of December 28, 2024. During the three month period ended December 28, 2024, the Company borrowed, $40.0 from the Revolving Credit Facility in order pay down the Term Loan. The $40.0 borrowed from the Revolver was then completely repaid before the end of the fiscal quarter.

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

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to purchase the Senior Notes.

Foreign Borrowing Arrangements

The Foreign Credit Line is a CHF 5.0 (approximately $5.4 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide our Swiss subsidiary, Schaublin SA, future working capital, if necessary. As of December 28, 2024, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

The Company is exposed to market risks relating to fluctuations in interest rates.

To hedge against this risk, in fiscal 2023, the Company entered into the Interest Rate Swap with a third-party financial counterparty under the Credit Agreement. The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $400.0 as of December 28, 2024. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap amortizes as follows:

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

Preferred Stock

Prior to October 15, 2024, the Company had outstanding 4,600,000 shares of MCPS to which we paid a quarterly dividend aggregating $5.75, but on that date each then-outstanding share of the MCPS converted into 0.4413 shares of common stock, resulting in the retirement of the MCPS and the issuance of 2,029,955 shares of common stock. Because the MCPS is no longer outstanding, the Company will not pay MCPS dividends in the future, resulting in a cash savings of $23.0 per year.

Cash Flows

Nine-month Period Ended December 28, 2024 Compared to the Nine-month Period Ended December 30, 2023

The following table summarizes our cash flow activities:

	FY25	FY24	$ Change
Net cash provided by/(used in):
Operating activities	$224.4	$195.2	$29.2
Investing activities	(35.6)	(42.7)	7.1
Financing activities	(191.3)	(147.0)	(44.3)
Effect of exchange rate changes on cash	(0.4)	0.7	(1.1)
Increase/(decrease) in cash and cash equivalents	$(2.9)	$6.2	$(9.1)

During the first nine months of fiscal 2025, we generated cash of $224.4 from operating activities compared to $195.2 during the same period of fiscal 2024. The increase of $29.2 was the result of an increase in net income of $25.2, a favorable change in operating assets and liabilities of $1.7 and the favorable impact of non-cash activity of $2.3. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $7.0 more in stock-based compensation and $0.3 more in depreciation and amortization, offset by $2.6 more in deferred taxes, $0.6 less in amortization of deferred financing costs, $0.6 less in consolidation and restructuring charges, $0.7 less in losses on asset dispositions and $0.5 less in noncash operating lease expense.

The following table summarizes the impact on cash flow from operating assets and liabilities for fiscal 2025 versus fiscal 2024.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change
Cash provided by/(used in):
Accounts receivable	$(2.4)	$13.0	$(15.4)
Inventory	(36.2)	(36.0)	(0.2)
Prepaid expenses and other current assets	(4.9)	(4.8)	(0.1)
Other noncurrent assets	(2.1)	(4.1)	2.0
Accounts payable	14.1	(23.3)	37.4
Accrued expenses and other current liabilities	(19.2)	1.4	(20.6)
Other noncurrent liabilities	(1.6)	(0.2)	(1.4)
Total change in operating assets and liabilities:	$(52.3)	$(54.0)	$1.7

During the first nine months of fiscal 2025, we used $35.6 for investing activities as compared to $42.7 used in the first nine months of fiscal 2024. This decrease in cash used was primarily attributable to a $19.3 decrease in business acquisition costs and $0.3 fewer proceeds from the sale of assets while capital expenditures increased $11.9 period over period.

During the first nine months of fiscal 2025, we used cash of $191.3 for financing activities compared to $147.0 in the first nine months of fiscal 2024. This increase in cash used was primarily attributable to $60.4 more in payments related to the Revolving Credit Facility, $25.0 more payments made on outstanding debt, $0.7 more principal payments made on finance lease obligations and $1.0 more repurchases of common stock partially offset by $16.2 more exercises of stock-based awards, $22.0 in proceeds related to the Revolving Credit Facility, and $4.5 in proceeds related to the Swiss Tool mortgage.

Capital Expenditures

Our capital expenditures were $35.6 for the first nine months of fiscal 2025 compared to $23.7 for the same period in the prior fiscal year. We expect to make additional capital expenditures of $10.0 to $15.0 during the remainder of fiscal 2025 in connection with our existing business. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of our debt obligations disclosed in Note 10 in Part I, Item 1 of this report. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first nine months of fiscal 2025.

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

Foreign Currency Exchange Rates. Our operations in the following countries transact in the following currencies:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 12% and 11% of our net sales were impacted by foreign currency fluctuations for the three- and nine-month periods ended December 28, 2024, respectively. Approximately 12% of our net sales were impacted by foreign currency fluctuations for both the three- and nine-month periods ended December 30, 2023. For those foreign countries where we have sales, a strengthening in the U.S. dollar as we have seen over the past few years or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders' equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments to reduce the effect of fluctuations in exchange rates on our business. As of December 28, 2024, the Company had a cross currency swap, which is discussed in further detail within Notes 6 and 13 in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2024, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first nine months of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter ended December 28, 2024 and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the third quarter of fiscal 2025, we did not issue any common stock that was not registered under the Securities Act of 1933.

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

Total share repurchases under the 2019 plan for the three months ended December 28, 2024 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
09/29/2024 – 10/26/2024	135	$283.18	135	$51.8
10/27/2024 – 11/23/2024	184	327.02	184	$51.7
11/24/2024 – 12/28/2024	98	329.50	98	$51.7
Total	417	$313.41	417

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	January 31, 2025

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	January 31, 2025