Form 10-K
period 2025-03-29
RBC Bearings INC
filed 2025-05-16
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended March 29, 2025

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 28, 2024 (based on the September 27, 2024 closing sales price of $299.87 of the registrant’s Common Stock, as reported by the New York Stock Exchange) was approximately $8,806,471,608.

As of May 9, 2025, RBC Bearings Incorporated had 31,478,058 shares of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Stockholders to be held September 4, 2025, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 00042	Auditor Name: Ernst & Young LLP	Auditor Location: Hartford, CT

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing, gearing and engineered component markets where we believe our value-added engineering and manufacturing capabilities, and application expertise enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 54 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

All quantitative data contained in this Annual Report on Form 10-K (the “Annual Report”) is stated in millions, except for share and per-share data, number of facilities, and headcount.

The Bearing, Gearing and Engineered Component Industry

The bearing, gearing and engineered component industry is a fragmented multi-billion-dollar market. Purchasers of bearings, gearing and engineered components include producers of commercial and military aircraft, submarines, military vehicles, energy equipment, warehousing and logistics systems, industrial equipment, automation systems, construction machinery, rail and transportation equipment, packaging and canning machinery, agriculture and mining equipment, and other forms of specialized equipment, as well as distributors who service the aftermarket for these products.

Demand for bearings, gearing and precision components in the diversified industrial market is influenced by growth factors in industrial machinery and equipment shipments, and construction, mining, energy, food and beverage, packaging and canning, semiconductor, and general industrial activity. In addition, usage of existing machinery will impact aftermarket demand for replacement products. In the commercial aerospace market, new aircraft build rates along with carrier traffic volumes worldwide determine demand for our solutions. Activity in the defense market is influenced by modernization programs necessitating spending on new equipment, as well as continued utilization of deployed equipment supporting aftermarket demand for replacement bearings, gearing and engineered components.

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings, essential systems and engineered components. We classify our customers into two principal categories: industrial and aerospace/defense. These principal end markets utilize a large number of both commercial and specialized bearings, gearings and engineered components. Although we provide a relatively small percentage of total bearings, gearings and engineered components supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8, Note 19 of this Annual Report on Form 10-K.

Industrial Market (64% of net sales for the fiscal year ended March 29, 2025)

We manufacture bearings, gearing and engineered components for a wide range of diversified industrial markets, including multi-industry manufacturing, construction, metals and mining, aggregate and cement, food and beverage, oil and natural resource extraction, forest products, warehousing and logistics, grain, transportation, packaging and canning, semiconductor equipment, power generation, waste and water management, and other general industrial markets. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

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

Aerospace/Defense Market (36% of net sales for the fiscal year ended March 29, 2025)

We supply bearings and engineered components for use in commercial, private, and military aircraft and aircraft engines, guided weaponry, space and satellites, vision and optical systems, and military marine and ground applications.

We supply precision products for many of the commercial aircraft currently operating worldwide and are the primary bearing supplier for many of the aircraft OEMs’ product lines. Commercial aerospace customers generally require precision products, often constructed of special materials and made to unique designs and specifications. Many of our aerospace bearings and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of that aircraft.

We manufacture bearings and engineered components used by the U.S. Department of Defense (the “DOD”) and certain foreign governments for use in fighter jets, helicopters, naval vessels, gas turbine engines, armored vehicles, transport vehicles, guided weaponry, and space and satellite applications. We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Our bearings and engineered components are manufactured to conform to U.S. military specifications and are typically custom designed during the original product design phase, which often makes us the sole or primary supplier for the life of that product. Product approval for use on military equipment is often a lengthy process ranging from six months to six years.

Our largest aerospace and defense customers include the U.S. Department of Defense, Boeing, Airbus, Newport News Shipbuilding, Lockheed Martin, Northrop Grumman, Raytheon, Blue Origin and SpaceX and various aftermarket distributors including National Precision Bearing. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, share gains, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2025, approximately 3% of our net sales were made directly, and we estimate that approximately an additional 9% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Our two reportable business segments are aligned with the end markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

	Net Sales and Percent of Sales for the Fiscal Year Ended (amounts in millions)
Segment	March 29, 2025	March 30, 2024	April 1, 2023	Representative Applications
Industrial	$1,043.5	$1,040.9	$1,039.0	● Heavy machinery and other capital goods manufacturing
	64%	67%	71%

●  Mining, energy, aggregates, construction, and material handling

●  Food and beverage, grain and agricultural product handling

●  Chemicals, oil and gas

●  Warehousing and logistics

●  Manufacturing automation and semiconductor equipment

●  Power generation, waste and water management

●  Rail and transportation

Aerospace/Defense	$592.8 36%	$519.4 33%	$430.3 29%	● Airframe flight control and actuation ● Aircraft engines
				● Helicopter rotary systems ● Landing gear ● Missiles and guided munitions ● Optical and targeting systems ● Hydraulics and valves ● Space and satellite applications

Products

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

Manufacturing and Operations

Our manufacturing strategies are focused on product reliability, quality, safety and service. Custom and standard products are produced according to manufacturing schedules that ensure maximum availability of popular items for immediate sale while carefully considering the economies of lot production and special products. Capital programs and manufacturing methods development are focused on quality improvement, production costs, safety and service. Ongoing review of product line production performance assurance an environment of continue attainment of profitability and quality goals.

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

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in Australia, Canada, England, France, India, Mexico, the People’s Republic of China and Switzerland. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

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

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. Our principal raw materials are steel and cast iron. Our suppliers and sources of raw materials are based in the U.S., Europe and Asia. We purchase steel at market prices, which fluctuate as a result of supply and demand driven by economic conditions in the marketplace, and we currently pay import tariffs on our raw materials sourced outside the U.S. For further discussion of the possible effects of import tariffs and changes in the cost of raw materials on our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Backlog

Our backlog as of March 29, 2025 was $940.7 compared to $821.5 as of March 30, 2024. Many of our orders are fulfilled immediately after the order has been placed by the customer and would not be seen in our backlog at the end of a reporting period. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 5,334 people worldwide. Of that, 3,754 are employed at our 34 U.S. facilities and 1,580 are employed at our 20 international facilities located in Australia, Canada, England, France, Germany, India, Mexico, the People’s Republic of China, Poland and Switzerland. The majority of our personnel are RBC employees rather than independent contractors, temporaries or third-party-labor-provider personnel.

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

We are subject to various other federal laws, regulations and standards. New laws, regulations or standards or changes to existing laws, regulations or standards could subject us to significant additional costs of compliance or liabilities and could result in material reductions to our results of operations, cash flow or revenues.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal year 2026.

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

In addition, this Annual Report on Form 10-K and our other periodic filings with the SEC (including our quarterly reports on Form 10-Q and current reports on Form 8-K), any amendments to any of the foregoing, and our governance documents are made available free of charge on our website (https://investor.rbcbearings.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of the above reports and documents will also be provided free of charge upon written request to us.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

●	The Company’s failure to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Competition in the bearings, engineered components and essential systems industries;

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	The loss of one or more of our significant customers or conditions that adversely affect the business of any of our significant customers;

●	Our ability to obtain and retain product approvals;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition or increase of import tariffs, and our ability to pass through these costs on a timely basis;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Unexpected equipment failures or catastrophic events;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Changes in trade agreements or treaties and the imposition or increase of tariffs on our goods exported to other countries;

●	Regulatory changes or developments in the U.S. or in foreign countries where we produce or sell products;

●	Developments or disputes concerning patents or other proprietary rights;

●	Risks associated with utilizing information technology systems, including cyber events;

●	Risks associated with operating internationally, including currency translation risks;

●	Investors’ perceptions of us and our industry;

●	The cancellation of orders in our backlog;

●	Possible liability and recalls with respect to our products;

●	Risks associated with the substantial amount of goodwill that we have;

●	Risks associated with the substantial amount of debt we incurred to finance the Dodge acquisition; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

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

Our top ten customers collectively accounted for approximately 44%, 44% and 41% of our net sales during fiscal 2025, 2024 and 2023, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

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

In fiscal 2025, approximately 3% of our net sales were made directly, and we estimate that approximately an additional 9% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

Fluctuating supply and costs of subcomponents, raw materials and energy resources could materially reduce our revenues, cash flows and profitability.

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

Changes to and uncertainty in U.S. and international trade policy, including import tariffs imposed by the U.S. and other countries, and the resulting consequences, could adversely affect our revenue and profit margin.

In early 2025, the United States imposed tariffs on a vast range of imported goods, including steel and other raw materials needed in our U.S. manufacturing operations, as part of ongoing trade actions against the People’s Republic of China and most other foreign countries. The changes in U.S. trade policy have resulted in multiple other countries implementing retaliatory tariffs and other responsive trade policies that apply to our U.S.-manufactured products sold in their markets. The situation is very fluid at this time, and subject to rapid change as the U.S. increases, decreases, suspends or reinstates tariffs against various countries and products and those countries respond. The tariffs and retaliatory tariffs are driving escalating global trade conflicts which have led to, and may continue to lead to, inflationary pressures and uncertainty, which could impact our operations.

Specifically, U.S.-imposed tariffs increase our cost to import raw materials and component parts from foreign sources (including our foreign operations) which will decrease our profitability to the extent that we are unable to pass the increased cost on to our customers. Any import tariffs imposed on our U.S.-manufactured products by other countries in response to U.S. trade policies will cause those products to be more expensive in those countries, which may reduce our sales in those countries, thereby adversely affecting our revenue, cash flow and profitability. In addition, any tariff-driven reduction in sales of our customers’ products into which our products are integrated will correspondingly reduce the demand for our products, thereby adversely affecting our revenue, profitability and cash flow.

While we have not experienced a material impact on our business to date, no assurance can be given that will continue to be the case. We are continuing to evaluate the trade situation as it evolves and we are assessing mitigation strategies, including supply chain adjustments and pricing actions. We believe the majority of our imports from Mexico are compliant with the United States-Mexico-Canada Agreement (“USMCA”) and are currently exempt from tariffs upon importing into the United States. The ultimate impact of tariffs on our operations and financial results is currently uncertain and will depend on the scope, duration, and potential expansion of the measures implemented.

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

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 7% of our U.S.-based hourly employees as of March 29, 2025. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. As of March 29, 2025, we had $1,872.2 of goodwill and $24.3 of indefinite-lived intangibles, representing approximately 40% of our total assets. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

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

We have operations in Australia, England, Canada, France, Germany, India, Mexico, the Peoples Republic of China, Poland and Switzerland. Of our 54 facilities in 11 countries, 20 are located outside the U.S., including 12 manufacturing facilities in four countries.

In fiscal 2025, approximately 11% of our net sales were generated by our international operations. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

The majority of our foreign operations utilize the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as cross currency swaps to reduce the effect of fluctuations in exchange rates on transactions and account balances denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates” of this Annual Report on Form 10-K.

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

As of March 29, 2025, we had an order backlog of $940.7. However, orders included in our backlog may be subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

In fiscal 2022, we incurred $1,800.0 of total debt to finance the Dodge acquisition. As of March 29, 2025, our total debt was $920.1. This debt could or will have important consequences, including, but not limited to:

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

As of March 29, 2025, $100.0 of our term loan was subject to a fixed-rate interest swap but the remaining $313.0 balance of the term loan bears interest at a variable rate. Future increases in interest rates would increase the cost of servicing the portion of the term loan not subject to a swap, which could materially reduce our profitability and cash flows.

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

Pursuant to our charter documents, our Board of Directors (the “Board”) consists of nine members serving staggered three-year terms and divided into three classes. As a result, two annual meetings are required to change a majority of the Board members.

Our certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board, without stockholder approval. We utilized this authorization to issue 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock in fiscal 2022, which converted into shares of our common stock in October 2024. In the future the Board could authorize the issuance of some or all of the authorized shares of preferred stock with rights, preferences and privileges that could have the effect of discouraging, delaying or preventing a change in control of us, or that could impede our stockholders’ ability to approve a transaction they consider in their best interests. Although we have no present intention to issue any additional preferred stock, no assurance can be given that we will not do so in the future. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of preferred stock or any other capital stock that we may issue in the future.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

Except for a $2.00 per common share special dividend paid in 2014, we have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on the common stock in the foreseeable future. Instead, we plan to apply earnings and excess cash, if any, to the service of our debt, and the expansion and development of our business (although the Company does have a $100.0 common stock repurchase plan that we have never executed under). Thus, any return on an investment in our common stock would depend solely on an increase, if any, in the market value of the common stock.

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

Despite our efforts with respect to information technology operations, cybersecurity and data privacy, we have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. During fiscal year 2025, the Company did not experience any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, cash flow or financial condition.

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut, which we own. Our Dodge Industrial subsidiary has office space in Simpsonville, South Carolina, which we lease.

We own or lease 38 manufacturing facilities in five countries. 26 of those manufacturing facilities are located in the U.S., one is located in Poland, eight are located in Mexico, two are located in Switzerland and one is located in China.

We own or lease ten distribution centers in the United States, Canada, France, Mexico, Germany, India, the United Kingdom and Australia. We also utilize third party logistics’ firms located strategically around the world to supplement distribution of our products.

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

ITEM 3. LEGAL PROCEEDINGS

In 2022 and 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act, 31 U.S.C. § 3733 (the “FCA”). The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. The investigation is ongoing and it is not possible to determine whether the investigation will have a material adverse effect, if any, on the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

Our common stock is quoted on the New York Stock Exchange under the symbol “RBC.” As of May 9, 2025, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock during the periods indicated:

	Fiscal 2025		Fiscal 2024
	High	Low	High	Low
First Quarter	$299.25	$241.43	$236.95	$195.18
Second Quarter	309.01	260.53	253.00	203.65
Third Quarter	346.78	272.50	288.16	214.14
Fourth Quarter	372.83	290.56	285.79	240.36

The last reported sale price of our common stock on the New York Stock Exchange on May 9, 2025 was $349.25 per share.

Dividends

Except for a $2.00 per common share special dividend paid in 2014, we have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on the common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock during the fourth quarter of fiscal 2025 are as follows:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
12/29/2024 – 01/25/2025	16	$297.81	—	$100.0
01/26/2025 – 02/22/2025	2,226	361.38	—	100.0
02/23/2025 – 03/29/2025	180	353.20	—	$100.0
Total	2,422	$360.35	—

(1)	Consists of shares of RBC restricted stock repurchased from employees upon the vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.
(2)	The closing price for our stock on the trading day immediately preceding the restricted stock vesting date.
(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of March 29, 2025, the Company has not repurchased any shares pursuant to this program.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2025, we did not issue any securities that were not registered under the Securities Act of 1933.

Equity Compensation Plans

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in Part II, Item 8, Note 16 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index and the S&P 400 Industrials (Sector) (TR) over the period from March 28, 2020 to March 29, 2025. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on March 28, 2020 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 29, 2025.

	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024	March 29, 2025
RBC Bearings Incorporated	$100.00	$180.13	$177.77	$211.55	$245.71	$295.89
Russell 3000 Index	100.00	167.27	185.66	168.99	218.50	233.21
S&P 400 Industrials (Sector) (TR)	100.00	195.70	201.62	209.71	283.87	263.02

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

General

We are a well-known international manufacturer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 54 facilities in 11 countries, of which 38 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2025 had 52 weeks and fiscal 2024 had 52 weeks.

We currently operate under two reportable business segments – Aerospace/Defense and Industrial:

●	Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, defense marine, defense ground vehicles, missiles and guided munitions, and space and satellite applications.

●	Industrial. This segment represents the end markets for the Company’s highly engineered bearings, gearing and precision components used in various industrial applications including: construction, mining, forestry, energy, agricultural and other machinery; aggregate and cement handling; food and beverage manufacturing; grain, and agricultural product handling; metals and mining material handling; chemicals, oil and gas production; warehousing and logistics; manufacturing automation and semiconductor equipment; power generation; waste and water management; rail and transportation.

We use gross margin as the primary measurement to assess the financial performance of each reportable segment. End market and channel sales within our segments are based on internal definitions and metrics considered by management and are periodically reviewed and updated prospectively. For fiscal year 2024, we estimate approximately $6.9 of sales classified as industrial distribution for fiscal year 2024 would now be classified as industrial OEM. Fiscal year 2024 was not recast to reflect this change.

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

Currently, our strategy is built around maintaining our role as a leading manufacturer of highly engineered bearings and precision components through the following efforts:

●	Developing innovative solutions. By leveraging our design and manufacturing expertise and our extensive customer relationships, we continue to develop new products for markets in which there are substantial growth opportunities.

●	Expanding customer base and penetrating end markets. We continually seek opportunities to access new customers, geographic locations and bearing platforms with existing products or profitable new product opportunities.

●	Increasing aftermarket sales. We believe that increasing our aftermarket sales of replacement parts will further enhance the continuity and predictability of our revenues and enhance our profitability. Such sales include sales to third party distributors, and sales to OEMs for replacement products and aftermarket services. We can further increase the percentage of our revenues derived from the replacement market by continuing to implement several initiatives.

●	Pursuing selective acquisitions. The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy. We believe that there will continue to be consolidation within the industry that may present us with acquisition opportunities.

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

Outlook

For the fiscal year ended March 29, 2025, 63.8% of our net sales were attributable to the Industrial segment while the Aerospace/Defense segment contributed 36.2% of our net sales. Our net sales increased 4.9% year over year due to an increase of 14.1% in Aerospace and Defense segment sales and a 0.2% increase in Industrial segment sales.

Aerospace and Defense segment sales increased 14.1% year over year. Commercial aerospace increased 13.3%, demonstrating the continued recovery and early stages of a growth cycle. Defense sales, which represent approximately 32.4% of segment sales during the year, were up 15.9% for the year. Our backlog in this market is significant and deliveries are expected to continue to grow in the coming years.

Industrial segment sales increase 0.2% year over year, led by a 1.4% increase in distribution and aftermarket sales. Sales to OEMs were down 2.1% year over year, primarily driven by softness in the energy and semicon markets.

For the fourth quarter of fiscal 2025, 64.1% of our net sales was attributable to the Industrial segment compared to approximately 35.9% for the Aerospace/Defense segment. Approximately $191.5 of Industrial segment sales in the fourth quarter of fiscal 2025 were to distribution and aftermarket compared to approximately $186.8 in the prior year while approximately $88.9 were made directly to OEMs in the fourth quarter of fiscal 2025 compared to approximately $84.5 in the prior year. Net sales in the Aerospace/Defense segment increased $14.9, or 10.6%, for the fourth quarter of fiscal 2025 compared to the same period last fiscal year. Commercial aerospace net sales, which consisted of $85.9 of OEM and $23.3 of distribution and aftermarket, increased by 11.6% compared to the fourth quarter of fiscal 2024 when OEM net sales were $78.2 and distribution and aftermarket net sales were $19.7. This was driven by a continuing recovery as build rates and orders grew in the OEM market and aftermarket demand remained strong. Our defense markets net sales, which consisted of $38.1 of OEM and $10.0 of distribution and aftermarket, increased 8.2% compared to the fourth quarter of fiscal 2024 when OEM net sales were $34.2 and distribution and aftermarket net sales were $10.3.

The Company forecasts net sales to be approximately $424.0 to $434.0 in the first quarter of fiscal 2026, compared to $406.3 in the first quarter of fiscal 2025, which represents a growth rate of 4.4% to 6.8%.

Our backlog as of March 29, 2025 was $940.7 compared to $821.5 as of March 30, 2024. This increase reflects continued growth, most notably in our commercial aerospace and marine defense end markets

We experienced solid operating cash flow generation during fiscal 2025 (as discussed in the “Liquidity and Capital Resources” section below). We believe that operating cash flows and available credit under our revolving bank credit facilities will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of March 29, 2025, we had cash of $36.8, of which, $23.7 was cash held by our foreign operations.

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

Approximately 98% of the Company’s revenue was generated from the sale of products to customers in the Industrial and Aerospace/Defense markets for each of the years ended March 29, 2025 and March 30, 2024. The remaining 2% of the Company’s revenue for each of the last two fiscal years was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work.

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

Fiscal 2025 Compared to Fiscal 2024

Results of Operations

(amounts in millions, except share and per share data)

	FY25	FY24	$ Change	% Change
Net sales	$1,636.3	$1,560.3	$76.0	4.9%
Net income attributable to common stockholders	$233.8	$186.9	$46.9	25.0%
Net income per common share attributable to common stockholders: Diluted	$7.70	$6.41
Weighted average common shares attributable to common stockholders: Diluted	30,354,470	29,189,056

Net sales for the fiscal year ended March 29, 2025 increased $76.0, or 4.9%, compared to fiscal 2024. This increase was the result of a 0.2% increase in our Industrial segment, while net sales in our Aerospace/Defense segment increased 14.1% year over year. Industrial segment sales experienced the strongest contribution to growth in the metals and mining, warehousing and logistics, and food and beverage markets. Within Aerospace/Defense, total commercial aerospace net sales increased 13.3% and defense net sales increased 15.9% year over year. The commercial aerospace increase reflects the continued recovery in the market over the last year.

Net income attributable to common stockholders increased by $46.9 to $233.8 for fiscal 2025 compared to fiscal 2024. The net income attributable to common stockholders of $233.8 in fiscal 2025 was impacted by $1.5 of restructuring and consolidation charges, $59.8 of interest expense, $12.4 of preferred stock dividends, and $65.7 of income tax expense. The net income attributable to common stockholders of $186.9 in fiscal 2024 was impacted by $3.0 of restructuring and consolidation charges, $78.7 of interest expense, $23.0 of preferred stock dividends, and $51.9 of income tax expense.

Gross Margin

	FY25	FY24	$ Change	% Change
Gross Margin	$726.1	$670.5	$55.6	8.3%
Gross Margin %	44.4%	43.0%

Gross margin was 44.4% of sales for fiscal 2025 compared to 43.0% for the same period last year. Gross margin of $670.5 in fiscal 2024 included $0.3 of inventory rationalization costs associated with consolidation efforts at one of our facilities located in California. The expansion in margin during fiscal 2025 reflects the combination of product mix, pricing and continued cost efficiencies and synergies achieved through integration.

Selling, General and Administrative

	FY25	FY24	$ Change	% Change
SG&A	$279.3	$253.5	$25.8	10.2%
% of net sales	17.1%	16.2%

SG&A expenses increased by $25.8 to $279.3 for fiscal 2025 compared to fiscal 2024. The increase in SG&A was primarily driven by personnel costs, IT costs and other professional fees.

Other, Net

	FY25	FY24	$ Change	% Change
Other, net	$76.9	$74.8	$2.1	2.8%
% of net sales	4.7%	4.8%

Other operating expenses for fiscal 2025 totaled $76.9 compared to $74.8 for fiscal 2024. For fiscal 2025, other operating costs consisted primarily of $71.8 of amortization expense, $1.5 of plant consolidation and restructuring costs, $1.2 of bad debt expense and $2.4 of other items. For fiscal 2024, other operating expenses consisted primarily of $70.4 of amortization expense, $2.7 of plant consolidation and restructuring costs, $0.2 of bad debt expense, $0.3 of acquisition costs, $0.6 of losses on disposal of assets, and $0.6 of other items.

Interest Expense, Net

	FY25	FY24	$ Change	% Change
Interest expense	$59.8	$78.7	$(18.9)	(23.9)%
% of net sales	3.7%	5.0%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income. Interest expense, net was $59.8 for fiscal 2025 compared to $78.7 for fiscal 2024. The decrease in interest expense is primarily related to our debt reduction efforts, as well as the Interest Rate Swap and the Cross Currency Swap, which have enabled us to manage interest costs.

Other Non-Operating (Income)/Expense

	FY25	FY24	$ Change	%Change
Other non-operating (income)/expense	$(1.8)	$1.7	$(3.5)	(205.9)%
% of net sales	(0.1)%	0.1%

Other non-operating income for fiscal 2025 totaled $1.8, consisting primarily of a $4.0 legal settlement partially offset by post-retirement benefit costs and foreign exchange gains and losses. Non-operating costs incurred during fiscal 2024 were $1.7, consisting primarily of post-retirement benefit costs.

Income Taxes

	FY25	FY24
Income tax expense	$65.7	$51.9
Effective tax rate with discrete items	21.1%	19.8%
Effective tax rate without discrete items	23.5%	22.9%

Income tax expense for fiscal 2025 was $65.7 compared to $51.9 for fiscal 2024. Our effective income tax rate for fiscal 2025 was 21.1% compared to 19.8% for fiscal 2024. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision, which decrease the rate, and differences in foreign and state income taxes, which increase the rate. The effective income tax rate for fiscal 2025 of 21.1% included discrete items totaling a benefit of $7.6 which is substantially related to a benefit associated with stock-based compensation, a reduction in unrecognized tax benefits due to the expiration of the statute of limitations, and benefits related to the release of a valuation allowance and an adjustment related to state remeasurements. The effective income tax rate for fiscal 2025 without these discrete items would have been 23.5%. The effective income tax rate for fiscal 2024 of 19.8% included discrete items totaling a benefit of $8.2 which is substantially related to a benefit associated with stock-based compensation, a reduction in unrecognized tax benefits due to the expiration of the statute of limitations, and the accrual of deferred tax assets related to state tax modifications. The effective income tax rate for fiscal 2024 without these discrete items would have been 22.9%.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. Based on the results of the assessment, the Company believes that it can avail itself of the transitional safe harbor rules in all jurisdictions in which the Company operates. We will continue to monitor both the U.S. and international legislative developments related to Pillar Two to assess for any potential impacts. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

Segment Information

We report our financial results under two operating segments: Aerospace/Defense and Industrial. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace/Defense Segment:

	FY25	FY24	$ Change	% Change
Net sales	$592.8	$519.4	$73.4	14.1%

Gross margin	$243.1	$208.8	$34.3	16.4%
Gross margin %	41.0%	40.2%

SG&A	$42.6	$37.8	$4.8	12.6%
% of segment net sales	7.2%	7.3%

Net sales increased $73.4, or 14.1%, for fiscal 2025 compared to fiscal 2024. Commercial aerospace net sales, which consisted of $317.8 of OEM and $83.1 of distribution and aftermarket, increased by 13.3% compared to fiscal 2024 when OEM net sales were $278.5 and distribution and aftermarket net sales were $75.3. This was driven by a continuing recovery as build rates and orders grew in the OEM markets and aftermarket demand remained strong. Our defense markets net sales, which consisted of $146.3 of OEM and $45.6 of distribution and aftermarket, increased by 15.9% compared to fiscal 2024 when OEM net sales were $135.3 and distribution and aftermarket net sales were $30.3.

Our backlog and recent results reflect continued growth in demand which we expect to continue in upcoming quarters. Our defense markets, which represented about 32.4% of sales, increased by approximately 15.9% during the period, driven by increased sales and order volume in the marine, fixed wing, and missiles and guided munitions end markets. Distribution and aftermarket sales, which represent 21.7% of segment sales, were up 21.7% year over year.

Gross margin was $243.1, or 41.0% of net sales, in fiscal 2025 compared to $208.8, or 40.2% of sales, for the same period in fiscal 2024. We anticipate additional margin expansion in the upcoming year as the growing orders for commercial products are expected to increase volumes flowing through our manufacturing facilities driving cost efficiencies.

Industrial Segment:

	FY25	FY24	$ Change	% Change
Net sales	$1,043.5	$1,040.9	$2.6	0.2%

Gross margin	$483.0	$461.7	$21.3	4.6%
Gross margin %	46.3%	44.4%

SG&A	$136.5	$132.8	$3.7	2.9%
% of segment net sales	13.1%	12.8%

Net sales increased $2.6, or 0.2%, during fiscal 2025 compared to the same period last year. The continued strong performance was driven by the mining and general industrial markets. Sales to distribution and the aftermarket were $717.4 in fiscal 2025 compared to $707.6 in the prior year, a 1.4% year over year increase. OEM sales were $326.1 for fiscal 2025 compared to $333.3 in the prior year. The 2.1% decrease in OEM sales compared to the prior year was primarily due to softness in the machinery, oil and gas, and semiconductor equipment end markets.

Gross margin was $483.0, or 46.3% of net sales, in fiscal 2025 compared to $461.7, or 44.4% of sales, for the same period in fiscal 2024. The expansion in margin year over year was attributable to manufacturing efficiencies and product mix.

Corporate:

	FY25	FY24	$ Change	% Change
SG&A	$100.2	$82.9	$17.3	20.8%
% of total net sales	6.1%	5.3%

Corporate SG&A for fiscal 2025 increased $17.3 or 20.8% compared to fiscal 2024 due to increased spending in IT and personnel-related costs. As a percentage of net sales, Corporate SG&A was relatively flat year over year.

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

Liquidity

As of March 29, 2025, we had cash of $36.8, of which, approximately $23.7 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries, with the exception of our Canadian operations as there are no current plans to expand on the sales operations within that jurisdiction. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

In fiscal 2022, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”). Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized over the life of the Credit Agreement.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of March 29, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 12.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026 and $413.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of March 29, 2025 the Company was in compliance with all debt covenants.

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

As of March 29, 2025, $413.0 was outstanding under the Term Loan, $5.0 was outstanding under the Revolving Credit Facility and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow up to an additional $491.3 under the Revolving Credit Facility as of March 29, 2025.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.5 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 29, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

In fiscal 2023, the Company entered into a three-year U.S. dollar-denominated interest rate swap (“the Interest Rate Swap”) from a third-party financial counterparty under the Credit Agreement. The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap will amortize as follows:

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

Preferred Stock

Prior to October 15, 2024, the Company had outstanding 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to which we paid a quarterly dividend aggregating $5.75, but on that date each then-outstanding share of the MCPS converted into 0.4413 shares of common stock, resulting in the retirement of the MCPS and the issuance of 2,029,955 shares of common stock. Because the MCPS is no longer outstanding, the Company will not pay MCPS dividends in the future, resulting in a cash savings of $23.0 per year.

Cash Flows

Fiscal 2025 Compared to Fiscal 2024

The following table summarizes our cash flow activities:

	FY25	FY24	$ Change
Net cash provided by (used in):
Operating activities	$293.6	$274.7	$18.9
Investing activities	(49.8)	(52.2)	2.4
Financing activities	(270.4)	(223.5)	(46.9)
Effect of exchange rate changes on cash	(0.1)	(0.9)	0.8
(Decrease)/increase in cash	$(26.7)	$(1.9)	$(24.8)

During fiscal 2025, we generated cash of $293.6 from operating activities compared to $274.7 for fiscal 2024. The increase of $18.9 was mainly the result of a $36.3 increase in net income partially offset by a $6.2 unfavorable change in non-cash activity and net unfavorable change in operating assets and liabilities of $11.2. The unfavorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was primarily driven by $0.7 more depreciation and amortization and $11.0 more stock-based compensation partially offset by $0.6 less amortization of deferred financing costs, a $14.5 unfavorable change in deferred taxes, $0.5 less non-cash operating lease expense, $0.2 less losses on the disposition of assets, and $2.1 less in restructuring and other non-cash charges.

The following chart summarizes the impact on cash flow from operating assets and liabilities for fiscal 2025 versus fiscal 2024.

	FY25	FY24
Cash provided by (used in):
Accounts receivable	$(53.3)	$(13.4)
Inventory	(32.3)	(31.6)
Prepaid expenses and other current assets	(3.9)	(2.4)
Other noncurrent assets	0.5	(3.0)
Accounts payable	22.2	(30.7)
Accrued expenses and other current liabilities	(2.3)	9.0
Other noncurrent liabilities	(14.7)	(0.5)
Total change in operating assets and liabilities	$(83.8)	$(72.6)

During fiscal 2025, we used $49.8 for investing activities as compared to $52.2 for fiscal 2024. This decrease in cash used was primarily attributable to $19.3 less cash used for acquisitions in fiscal 2025. This was partially offset by $16.6 more capital expenditures and $0.3 less proceeds from the sale of assets in fiscal 2025 compared to fiscal 2024.

During fiscal 2025, we used cash of $270.4 for financing activities compared to $223.5 in fiscal 2024. This change was primarily due to $82.4 more repayments on our revolving credit facilities and $37.0 more repayments on the Term Loan partially offset by $46.7 more proceeds from our revolving credit facilities, $14.5 more proceeds from the exercise of employee stock options, $4.5 proceeds from a mortgage, and $5.8 less preferred stock dividends paid.

Capital Expenditures

Our capital expenditures in fiscal 2025 were $49.8 compared to $33.2 in fiscal 2024. We expect to make capital expenditures of approximately 3.0% to 3.5% of net sales during fiscal 2026 in connection with our existing business. We funded our fiscal 2025 capital expenditures, and expect to fund fiscal 2026 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. Estimates are used for, but not limited to, the accounting for the allowance for credit losses, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves, the valuation of options and the valuation of business combinations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (i.e. when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue when control has transferred to the customer. Once a customer has obtained control, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 98% of the Company’s revenue was recognized in this manner based on sales for the fiscal years ended March 29, 2025 and March 30, 2024.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2025. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumption used in the discounted cash flow method used to estimate fair value is gross margin, which is affected by expectations about future market or economic conditions. The fair value of the reporting units exceeds the carrying value by a minimum of 13.8% at each of the two reporting units. Assuming no growth in gross margin within the model would not result in impairment of goodwill for any of our reporting units. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We had no significant off-balance sheet arrangements as of March 29, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in “Liquidity and Capital Resources” in Item 7 of this Annual Report, we have utilized the Interest Rate Swap to fix a portion of the variable rate interest expense associated with the Term Loan.

Foreign Currency Exchange Rates. As an international company, our operations transact in the following foreign currencies:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in fiscal 2025 compared to approximately 12% of net sales in fiscal 2024. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. The opposite would be true if the U.S. dollar were to get comparatively weaker to those foreign currencies. Fluctuations in foreign currency exchange rates may make our products more expensive or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States and our results of operations.

We periodically enter into derivative financial instruments to reduce the effect of fluctuations in exchange rates on transactions and account balances denominated in non-functional currencies. As of March 29, 2025, the Company had the Cross Currency Swap, which is discussed in “Liquidity and Capital Resources” in Item 7 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 16, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – Industrial Reporting Unit

Description of the Matter

At March 29, 2025, the Company’s goodwill was $1,872 million, which is allocated primarily to the Industrial reporting unit. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. As of February 22, 2025, the Company’s measurement date, the Company determined that the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimations required to determine the fair value of the reporting unit. In particular, the determination of the fair value required management to make significant assumptions, including gross margin, which is affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value, we performed audit procedures, with the assistance of our valuation specialists, that included, among others, assessing the methodologies utilized and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in fair value that would result from changes in the underlying assumptions. In addition, we evaluated the reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Hartford, Connecticut

May 16, 2025

RBC Bearings Incorporated

Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	March 29, 2025	March 30, 2024
ASSETS
Current assets:
Cash	$36.8	$63.5
Accounts receivable, net of allowance for credit losses of $5.4 at March 29, 2025 and $4.4 at March 30, 2024	307.6	255.2
Inventory	654.5	622.8
Prepaid expenses and other current assets	28.4	24.0
Total current assets	1,027.3	965.5
Property, plant and equipment, net	359.0	361.0
Operating lease assets	58.6	41.4
Goodwill	1,872.2	1,874.9
Intangible assets, net	1,325.1	1,391.9
Other noncurrent assets	43.0	43.9
Total assets	$4,685.2	$4,678.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138.4	$116.2
Accrued expenses and other current liabilities	166.0	167.3
Current operating lease liabilities	9.2	7.0
Current portion of long-term debt	1.7	3.8
Total current liabilities	315.3	294.3
Long-term debt, less current portion	918.4	1,188.1
Noncurrent operating lease liabilities	50.3	35.3
Deferred income taxes	257.8	284.2
Other noncurrent liabilities	112.0	124.8
Total liabilities	1,653.8	1,926.7
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 as of March 29, 2025 and March 30, 2024, respectively; issued shares: 0 and 4,600,000 as of March 29, 2025 and March 30, 2024, respectively	—	0.0
Common stock, $.01 par value; authorized shares: 60,000,000 at March 29, 2025 and March 30, 2024, respectively; issued shares: 32,522,189 and 30,227,444 at March 29, 2025 and March 30, 2024, respectively	0.3	0.3
Additional paid-in capital	1,682.5	1,625.2
Accumulated other comprehensive income/(loss)	(1.4)	0.7
Retained earnings	1,450.6	1,216.8
Treasury stock, at cost, 1,046,569 shares and 1,015,053 shares at March 29, 2025 and March 30, 2024, respectively	(100.6)	(91.1)
Total stockholders’ equity	3,031.4	2,751.9
Total liabilities and stockholders’ equity	$4,685.2	$4,678.6

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(amounts in millions, except share and per share data)

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net sales	$1,636.3	$1,560.3	$1,469.3
Cost of sales	910.2	889.8	864.5
Gross margin	726.1	670.5	604.8
Operating expenses:
Selling, general and administrative	279.3	253.5	229.7
Other, net	76.9	74.8	82.1
Total operating expenses	356.2	328.3	311.8
Operating income	369.9	342.2	293.0
Interest expense, net	59.8	78.7	76.7
Other non-operating expense/(income)	(1.8)	1.7	6.6
Income before income taxes	311.9	261.8	209.7
Provision for income taxes	65.7	51.9	43.0
Net income	$246.2	$209.9	$166.7
Preferred stock dividends	12.4	23.0	22.9
Net income attributable to common stockholders	$233.8	$186.9	$143.8

Net income per common share attributable to common stockholders:
Basic	$7.76	$6.47	$5.00
Diluted	$7.70	$6.41	$4.94
Weighted average common shares:
Basic	30,136,501	28,917,008	28,764,092
Diluted	30,354,470	29,189,056	29,072,429

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(amounts in millions)

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net income	$246.2	$209.9	$166.7
Pension and postretirement liability adjustments, net of taxes (1)	2.4	0.4	9.4
Change in fair value of Interest Rate Swap(2)	(1.4)	3.4	(2.2)
Change in fair value of Cross Currency Swap(3)	(0.2)	—	—
Foreign currency translation adjustments	(2.9)	1.0	(5.5)
Total comprehensive income	$244.1	$214.7	$168.4

(1)	These adjustments were net of tax expense of $0.6, tax expense of $0.4 and tax expense of $2.0 in fiscal 2025, 2024 and 2023, respectively.

(2)	These adjustments were net of tax benefit of $0.4, tax expense of $1.0 and tax benefit of $0.6 in fiscal 2025, 2024 and 2023, respectively.

(3)	This adjustment was net of tax benefit of $0.0 for fiscal 2025.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 2, 2022	29,807,208	$0.3	4,600,000	$0.0	$1,564.3	$(5.8)	$886.1	(928,322)	$(72.4)	$2,372.5
Net income	—	—	—	—	—	—	166.7	—	—	166.7
Stock-based compensation	—	—	—	—	14.0	—	—	—	—	14.0
Preferred stock dividends	—	—	—	—	—	—	(22.9)	—	—	(22.9)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(38,076)	(7.7)	(7.7)
Exercise of equity awards	116,563	0.0	—	—	11.6	—	—	—	—	11.6
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $2.0	—	—	—	—	—	9.4	—	—	—	9.4
Issuance of restricted stock, net of forfeitures	66,177	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.6	—	—	—	—	—	(2.2)	—	—	—	(2.2)
Currency translation adjustments	—	—	—	—	—	(5.5)	—	—	—	(5.5)
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	209.9	—	—	209.9
Stock-based compensation	—	—	—	—	14.9	—	—	—	—	14.9
Preferred stock dividends	—	—	—	—	—	—	(23.0)	—	—	(23.0)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(48,655)	(11.0)	(11.0)
Exercise of equity awards	168,321	0.0	—	—	20.4	—	—	—	—	20.4
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.4	—	—	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	69,175	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $1.0	—	—	—	—	—	3.4	—	—	—	3.4
Currency translation adjustments	—	—	—	—	—	1.0	—	—	—	1.0
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	246.2	—	—	246.2
Stock-based compensation	—	—	—	—	22.0	—	—	—	—	22.0
Preferred stock dividends	—	—	—	—	—	—	(12.4)	—	—	(12.4)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(31,516)	(9.5)	(9.5)
Conversion of mandatory convertible preferred stock to common stock	2,029,955	—	(4,600,000)	(0.0)	—	—	—	—	—	(0.0)
Exercise of equity awards	223,693	0.0	—	—	34.9	—	—	—	—	34.9
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.6	—	—	—	—	—	2.4	—	—	—	2.4
Issuance of restricted stock, net of forfeitures	41,097	—	—	—	0.4	—	—	—	—	0.4
Change in fair value of Interest Rate Swap, net of tax benefit of $0.4	—	—	—	—	—	(1.4)	—	—	—	(1.4)
Change in fair value of Cross Currency Swap, net of tax benefit of $0.0	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Currency translation adjustments	—	—	—	—	—	(2.9)	—	—	—	(2.9)
Balance at March 29, 2025	32,522,189	$0.3	—	—	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(amounts in millions)

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$246.2	$209.9	$166.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.0	119.3	115.4
Deferred income taxes	(26.8)	(12.3)	(21.4)
Amortization of deferred financing costs	2.4	3.0	7.2
Stock-based compensation	28.4	17.4	14.0
Noncash operating lease expense	6.3	6.8	7.2
Loss on disposition of assets	0.4	0.6	0.3
Consolidation, restructuring and other noncash charges	0.5	2.6	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53.3)	(13.4)	7.8
Inventory	(32.3)	(31.6)	(71.7)
Prepaid expenses and other current assets	(3.9)	(2.4)	(5.8)
Other noncurrent assets	0.5	(3.0)	(0.8)
Accounts payable	22.2	(30.7)	(11.1)
Accrued expenses and other current liabilities	(2.3)	9.0	6.0
Other noncurrent liabilities	(14.7)	(0.5)	4.5
Net cash provided by operating activities	293.6	274.7	220.6
Cash flows from investing activities:
Capital expenditures	(49.8)	(33.2)	(42.0)
Proceeds from sale of assets	0.0	0.3	0.5
Acquisition of businesses/purchase price adjustments for acquisition	—	(19.3)	27.5
Net cash used in investing activities	(49.8)	(52.2)	(14.0)
Cash flows from financing activities:
Proceeds received from revolving credit facilities	67.0	20.3	—
Finance fees paid in connection with credit facilities and senior notes	—	—	(0.1)
Repayments of revolving credit facilities	(82.4)	—	—
Repayments of term loans	(262.0)	(225.0)	(300.0)
Repayments of notes payable	(1.6)	(1.6)	(0.5)
Proceeds from mortgage	4.5	—	—
Principal payments on finance lease obligations	(4.1)	(3.6)	(3.2)
Preferred stock dividends paid	(17.2)	(23.0)	(22.9)
Exercise of stock options	34.9	20.4	11.6
Repurchase of common stock	(9.5)	(11.0)	(7.7)
Net cash used in financing activities	(270.4)	(223.5)	(322.8)

Effect of exchange rate changes on cash	(0.1)	(0.9)	(1.3)
Cash:
Increase/(decrease) during the year	(26.7)	(1.9)	(117.5)
Cash, at beginning of year	63.5	65.4	182.9
Cash, at end of year	$36.8	$63.5	$65.4

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$101.3	$56.4	$60.4
Interest	55.4	75.7	69.9

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(amounts in millions, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 20 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 54 facilities in 11 countries, of which 38 are manufacturing facilities.

The Company operates in two reportable business segments—aerospace/defense and industrial—in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 18% of the Company’s net sales in fiscal 2025, 17% of net sales in fiscal 2024 and 16% of net sales in fiscal 2023. The Company’s segments are further discussed in Note 19.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RBC Bearings Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2025 contained 52 weeks, fiscal year 2024 contained 52 weeks and fiscal year 2023 contained 52 weeks.

Certain amounts reported in previous years have been reclassified to conform to the fiscal year 2025 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for credit losses, valuation of inventories, goodwill and intangible assets, depreciation and amortization, income taxes and tax reserves, purchase price allocation for acquired assets and liabilities, and the valuation of options.

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

The Company has determined performance obligations are satisfied over time for customer contracts where RBC provides services to customers and also for a limited number of product sales. RBC has determined revenue recognition over time is appropriate for our service revenue contracts as they create or enhance an asset that the customer controls throughout the duration of the contract. Revenue recognition over time is appropriate for customer contracts with product sales in which the product sold has no alternative use to RBC without significant economic loss and an enforceable right to payment exists, including a normal profit margin from the customer, in the event of contract termination. These types of contracts comprised less than 1% of total sales for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, respectively. For both of these types of contracts, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The Company utilizes the cost-to-cost measure of progress for over-time revenue recognition contracts as the Company believes this measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on contracts. Revenues, including profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, and other direct and indirect costs.

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

Government Assistance

Like other companies involved in the aerospace industry that were impacted by the COVID-19 pandemic, the Company took part in the Aviation Manufacturing Jobs Protection (“AMJP”) program. The AMJP program provided funding to eligible businesses to pay a portion of their compensation costs for certain categories of employees for a period of time as part of a U.S. Department of Transportation program designed to maintain jobs in the aviation industry. During the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, the Company recorded grant revenue of $0.0, $0.0 and $3.1, respectively, all of which was recorded within cost of sales on the consolidated statements of operations. The Company does not expect to receive any future grant revenue associated with the AMJP program.

Cash

The Company maintains its cash accounts with various global institutions and has not experienced any losses in such accounts. The Company performs periodic evaluations of the relative credit standing of its financial institutions and monitors the amount of exposure.

Accounts Receivable, Net and Concentration of Credit Risk

Accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their estimated net realizable value. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company uses an expected credit loss model to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses considers historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics are grouped together when estimating expected credit losses. The Company will write off accounts receivable after reasonable collection efforts have been made and the accounts are deemed uncollectible.

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had concentrations of credit risk with no individual customer greater than 10% as of March 29, 2025 or March 30, 2024 with the exception of Motion Industries. Approximately 15% and 16% of accounts receivable at March 29, 2025 and March 30, 2024, respectively, were attributable to Motion Industries.

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

Subsequent to the initial measurement, the lease liability continues to be measured at the present value of unpaid lease payments throughout the lease term. The lease liability is remeasured if the lease is modified and the modification is not accounted for as a separate contract, there is a change in the assessment of the lease term, the assessment of a purchase option exercise or the amount probable of being owed under a residual value guarantee, or a contingency is resolved resulting in some or all of the variable lease payments becoming fixed payments. Subsequent to the initial measurement, the right-of-use asset for a finance lease is equivalent to the initial measurement less accumulated amortization and any accumulated impairment losses. Generally, amortization of finance leases is recorded to cost of sales or SG&A on a straight-line basis over the lease term. Subsequent to initial measurement, the right-of-use asset for an operating lease is equivalent to initial measurement less accumulated amortization.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2025. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumption used in the discounted cash flow method used to estimate fair value is gross margin, which is affected by expectations about future market or economic conditions. The fair value of the reporting units exceeds the carrying value by a minimum of 13.8% at each of the two reporting units. Assuming no growth in gross margin within the model would not result in impairment of goodwill for any of our reporting units. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Global Minimum Tax

In October 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. Based on the results of the assessment, the Company believes that it can avail itself of the transitional safe harbor rules in all jurisdictions in which the Company operates. We will continue to monitor both the U.S. and international legislative developments related to Pillar Two to assess for any potential impacts. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

Net Income Per Share Attributable to Common Stockholders

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options, the vesting of restricted shares, contingently issuable shares related to performance-based awards and the conversion of MCPS (i.e., our outstanding preferred stock) to common shares.

We exclude outstanding stock options, stock awards, contingently issuable shares related to performance-based awards and the MCPS from the calculations if the effect would be anti-dilutive. The dilutive effect of the MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate net income per share attributable to common stockholders by adjusting net income in the numerator for the effect of the cumulative MCPS dividends for the respective period.

The Company issued 2,029,955 shares of common stock upon the conversion of the MCPS.

Because the MCPS is no longer outstanding, the Company will not pay dividends on the MCPS in the future. This will amount to a cash savings of $23.0 per year.

For the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating net income attributable to common stockholders.

For the fiscal year ended March 29, 2025, 55,449 employee stock options and 130 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the fiscal year ended March 30, 2024, 120,954 employee stock options and 250 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. At April 1, 2023, 110,368 employee stock options and 1,185 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share attributable to common stockholders.

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net income	$246.2	$209.9	$166.7
Preferred stock dividends	12.4	23.0	22.9
Net income attributable to common stockholders	$233.8	$186.9	$143.8
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	30,136,501	28,917,008	28,764,092
Effect of dilution due to contingently issuable shares related to performance-based awards	11,564	—	—
Effect of dilution due to employee stock awards	206,405	272,048	308,337
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	30,354,470	29,189,056	29,072,429
Basic net income per share attributable to common stockholders	$7.76	$6.47	$5.00
Diluted net income per share attributable to common stockholders	$7.70	$6.41	$4.94

Impairment of Long-Lived Assets

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever indicators of impairment are present. For amortizable long-lived assets to be held and used, if indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows is less than the carrying amount. The amount of asset impairment, if any, is based on the excess of the carrying amount over its fair value, which is estimated based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. During fiscal year 2025, impairment charges related to certain patents and trademarks totaling $0.5 were recorded based on our internal assessments performed.

Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value, less costs to sell.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities from their functional currencies to the reporting currency are included in accumulated other comprehensive income/(loss), while gains and losses resulting from foreign currency transactions are included in other non-operating expense (income).

Research and Development

Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development costs for the creation of new and improved products, processes and services were approximately $33.0, $33.0 and $31.8, for fiscal years 2025, 2024 and 2023, respectively.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and derivatives in the form of an interest rate swap and a cross currency swap. Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $470.5 and $456.8 at March 29, 2025 and March 30, 2024, respectively. The carrying value of this debt was $495.1 at March 29, 2025 and $494.2 at March 30, 2024. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Interest Rate Swap was $(0.3) and $1.6 at March 29, 2025 and March 30, 2024, respectively, and was measured using Level 2 inputs. This amount is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Interest Rate Swap, net of taxes, had accumulated other comprehensive loss of $(0.2) and accumulated other comprehensive income of $1.2 as of March 29, 2025 and March 30, 2024 and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The fair value of the Cross Currency Swap was $(0.2) at March 29, 2025, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap, net of taxes, had accumulated other comprehensive loss of $(0.2) as of March 29, 2025, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss).

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in the fair value of derivatives and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income/(loss).

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 30, 2024	$(3.6)	$1.2	$—	$3.1	$0.7
Reclassification to net income	—	2.0	—	—	2.0
Change in pension and postretirement liability	—	—	—	2.4	2.4
Net loss on foreign currency translation	(2.9)	—	—	—	(2.9)
Loss on Interest Rate Swap, net of taxes	—	(3.4)	—	—	(3.4)
Loss on Cross Currency Swap, net of taxes	—	—	(0.2)	—	(0.2)
Net current period other comprehensive income	(2.9)	(1.4)	(0.2)	2.4	(2.1)
Balance at March 29, 2025	$(6.5)	$(0.2)	$(0.2)	$5.5	$(1.4)

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

Recent Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2023. As of March 29, 2025, the Company has updated our segment disclosure to comply with the updated requirements. Refer to “Note 19: Reportable Segments” for additional information.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact the standard will have on our consolidated financial statements.

Other new pronouncements issued but not effective until after March 29, 2025 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 19):

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Aerospace/Defense	$592.8	$519.4	$430.3
Industrial	1,043.5	1,040.9	1,039.0
	$1,636.3	$1,560.3	$1,469.3

The following table disaggregates total revenue by geographic origin:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
United States	$1,449.7	$1,375.4	$1,292.9
International	186.6	184.9	176.4
	$1,636.3	$1,560.3	$1,469.3

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Point-in-time	98%	98%	98%
Over time	2%	2%	2%
	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $542.2 at March 29, 2025. The Company expects to recognize revenue on approximately 65% and 89% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of March 29, 2025 and March 30, 2024, current contract assets were $6.6 and $6.9, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The decrease in contract assets was primarily due to amounts billed to customers during the period partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing. As of March 29, 2025 and March 30, 2024, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of March 29, 2025 and March 30, 2024, current contract liabilities were $32.7 and $22.5, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the year ended March 29, 2025, the Company recognized revenues of $18.1 that were included in the contract liability balance as of March 30, 2024. For the year ended March 30, 2024, the Company recognized revenues of $16.4 that were included in the contract liability balance at April 1, 2023.

As of March 29, 2025 and March 30, 2024, noncurrent contract liabilities were $12.1 and $19.9, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The decrease in noncurrent contract liabilities was primarily due to the reclassification of a portion of advance payments received to the current portion of contract liabilities partially offset by noncurrent advance payments received.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $40.0 and $38.0 at March 29, 2025 and March 30, 2024, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and derivatives in the form of an interest rate swap and a cross currency swap. Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $470.5 and $456.8 at March 29, 2025 and March 30, 2024, respectively. The carrying value of this debt was $495.1 at March 29, 2025 and $494.2 at March 30, 2024. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Interest Rate Swap was $(0.3) and $1.6 at March 29, 2025 and March 30, 2024, respectively, and was measured using Level 2 inputs. This amount is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Interest Rate Swap, net of taxes, had accumulated other comprehensive loss of $(0.2) and accumulated other comprehensive income of $1.2 as of March 29, 2025 and March 30, 2024 and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The fair value of the Cross Currency Swap was $(0.2) at March 29, 2025, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap, net of taxes, had accumulated other comprehensive loss of $(0.2) as of March 29, 2025, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss).

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

5. Allowance for Credit Losses

The activity in the allowance for credit losses consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 29, 2025	$4.4	$1.2	$(0.1)	$(0.1)	$5.4
March 30, 2024	$3.7	$0.2	$0.5	$—	$4.4
April 1, 2023	$2.7	$0.8	$0.4	$(0.2)	$3.7

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

6. Inventory

The major classes of inventories are summarized below:

	March 29, 2025	March 30, 2024
Raw materials and work in process	30.8%	28.4%
Finished goods and components	69.2%	71.6%
	100.0%	100.0%

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 29, 2025	March 30, 2024
Land	$27.4	$25.2
Buildings and improvements	187.4	175.0
Machinery and equipment	523.3	497.8
	738.1	698.0
Less: accumulated depreciation	(379.1)	(337.0)
	$359.0	$361.0

Depreciation expense was $48.2, $48.9 and $46.2 for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023, respectively. Of these amounts, $6.8, $6.3 and $5.1 were included within selling, general and administrative expenses on the consolidated statements of operations for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023, respectively. The remainder was included within cost of sales on the consolidated statements of operations.

8. Leases

The Company enters into leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2025 to March 2043, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

Assets:	Balance Sheet Classification	March 29, 2025	March 30, 2024
Operating lease assets	Operating lease assets	$58.6	$41.4
Finance lease right of use assets, net	Property, plant and equipment, net	45.3	49.4
Total leased assets, net		$103.9	$90.8

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$9.2	$7.0
Current finance lease liabilities	Accrued expenses and other current liabilities	5.9	5.7
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	50.3	35.3
Noncurrent finance lease liabilities	Other noncurrent liabilities	43.4	46.7
Total lease liabilities		$108.8	$94.7

For the year ended March 29, 2025, $51.8 of assets included in buildings and improvements and $8.8 of assets included in machinery and equipment were accounted for as finance leases. For the year ended March 30, 2024, $51.8 of assets included in buildings and improvements and $7.9 of assets included in machinery and equipment were accounted for as finance leases. At March 29, 2025 and March 30, 2024, the Company had accumulated amortization of $15.3 and $10.3 associated with these assets, respectively. Amortization expense associated with these finance leases was $5.2, $4.9 and $4.5 for the years ended March 29, 2025, March 30, 2024 and April 1, 2023, respectively, and is included within depreciation expense disclosed in Note 7.

Cash paid associated with operating lease liabilities was $9.0 and $8.1 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $24.4 and $1.7 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $0.8 and $5.4 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively.

Cash paid associated with finance lease liabilities was $6.0 and $5.3 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Of these amounts, $4.1 and $3.6 were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. $1.7 and $1.8 of these cash payments were included within the operating cash flow section of the consolidated statements of cash flows for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Lease assets obtained in exchange for new finance lease liabilities were $1.3 and $2.3 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Lease modifications which resulted in reductions of lease assets in exchange for reductions of finance lease liabilities were $0.0 and $0.0 for the fiscal years ended March 29, 2025 and March 30, 2024, respectively.

Total operating lease expense was $10.4, $10.1 and $9.9 for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, respectively. Short-term and variable lease expenses were immaterial.

Total finance lease expense was $7.0 for the fiscal year ended March 29, 2025, of which, $5.3 was related to amortization expense of finance lease assets and $1.7 was related to interest expense. Total finance lease expense was $6.7 for the fiscal year ended March 30, 2024, of which, $5.0 was related to amortization expense of finance lease assets and $1.7 was related to interest expense. Total finance lease expense was $6.4 for the fiscal year ended April 1, 2023, of which, $4.5 was related to amortization expense of finance lease assets and $1.9 was related to interest expense. Variable lease expense was immaterial for each of the last three fiscal years.

Future undiscounted lease payments for the remaining lease terms as of March 29, 2025, including renewal options reasonably certain of being exercised, are as follows:

	Operating Leases	Finance Leases
Within one year	$9.3	$6.0
One to two years	9.4	5.5
Two to three years	7.3	4.7
Three to four years	5.9	4.0
Four to five years	5.5	4.2
Thereafter	42.8	37.5
Total future undiscounted lease payments	80.2	61.9
Less: imputed interest	(20.7)	(12.6)
Total lease liabilities	$59.5	$49.3

The weighted-average remaining lease term on March 29, 2025 for our operating leases is 11.6 years. The weighted-average discount rate on March 29, 2025 for our operating leases is 5.8%.

The weighted-average remaining lease term on March 29, 2025 for our finance leases is 13.5 years. The weighted-average discount rate on March 29, 2025 for our finance leases is 3.5%.

9. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
April 1, 2023	$194.1	$1,675.7	$1,869.8
Acquisition (1)	5.1	—	5.1
Translation adjustments	—	(0.0)	(0.0)
March 30, 2024	$199.2	$1,675.7	$1,874.9
Translation adjustments	—	(2.7)	(2.7)
March 29, 2025	$199.2	$1,673.0	$1,872.2

(1)	Goodwill associated with the acquisition of Specline, Inc.

Intangible Assets

The table below summarizes the net book value and weighted average useful lives of our intangible assets.

	Weighted	March 29, 2025		March 30, 2024
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$22.2	$50.7	$20.3
Customer relationships and lists	24	1,301.0	215.1	1,300.7	160.7
Trade names	25	217.2	41.8	217.2	32.5
Patents and trademarks	15	10.0	6.5	10.8	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	21.7	14.5	16.7	8.8
Other	5	1.6	1.3	1.6	1.3
		1,602.6	301.8	1,598.1	230.5
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,626.9	$301.8	$1,622.4	$230.5

Amortization expense for definite-lived intangible assets during fiscal years 2025, 2024 and 2023 was $71.8, $70.4 and $69.1, respectively. During fiscal year 2025, impairment charges related certain patents and trademarks totaling $0.5 were recorded based on our internal assessments performed. These charges were recorded at Corporate. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2026	$69.2
2027	66.0
2028	65.2
2029	64.4
2030	64.4
2031 and thereafter	971.6

10. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 29, 2025	March 30, 2024
Employee compensation and related benefits	$45.2	$35.7
Taxes	11.1	23.1
Contract liabilities	32.7	22.5
Accrued rebates	40.0	38.0
Workers compensation and insurance	0.5	0.4
Current finance lease liabilities	5.9	5.7
Accrued preferred stock dividends	—	4.8
Interest	12.2	10.4
Legal	2.1	1.3
Returns and warranties	9.4	9.2
Other	6.9	16.2
	$166.0	$167.3

11. Debt

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined within the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of March 29, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 12.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026 and $413.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of March 29, 2025 the Company was in compliance with all debt covenants.

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

As of March 29, 2025, $413.0 was outstanding under the Term Loan, $5.0 was outstanding under the Revolving Credit Facility and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow up to an additional $491.3 under the Revolving Credit Facility as of March 29, 2025.

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

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $5.5 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 29, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all borrowing facilities are as follows:

	March 29, 2025	March 30, 2024
Revolver and term loan facilities	$418.0	$695.2
Senior notes	500.0	500.0
Debt issuance cost	(8.3)	(10.7)
Other	10.4	7.4
Total debt	920.1	1,191.9
Less: current portion	1.7	3.8
Long-term debt	$918.4	$1,188.1

12. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates and foreign exchange rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income/(loss), depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income/(loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

In fiscal 2023, the Company entered into the three-year U.S. dollar-denominated Interest Rate Swap with a third-party financial counterparty under the Credit Agreement (see Note 11). The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional is $100.0 as of March 29, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of March 29, 2025, after given effect to the Interest Rate Swap, approximately 66% of our debt bore interest at a fixed rate after giving effect to the Interest Rate Swap. The notional on the Interest Rate Swap will amortize as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Interest Rate Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Interest Rate Swap has been disclosed in Note 4. The accumulated other comprehensive income derivative component balance, net of taxes, was a $(0.2) loss and a $1.2 gain at March 29, 2025 and March 30, 2024, respectively. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Interest Rate Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

On August 12, 2024, the Company entered into a three-year pay Swiss franc fixed/receive U.S. dollar fixed, Cross Currency Swap with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 4. The accumulated other comprehensive income derivative component balance, net of taxes, was a $(0.2) loss at March 29, 2025. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Cross Currency Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

13. Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	March 29, 2025	March 30, 2024
Other postretirement benefits	$8.1	$10.7
Noncurrent income tax liability	16.2	14.1
Deferred compensation	27.4	29.9
Contract liabilities	12.1	19.9
Noncurrent finance lease liabilities	43.4	46.7
Other	4.8	3.5
	$112.0	$124.8

14. Employee Benefit Plans

Noncontributory Defined Benefit Pension Plan

At March 29, 2025, the Company had one consolidated noncontributory defined benefit pension plan (the “Plan”) covering current and former union employees in its Heim division plant in Fairfield, Connecticut, its Precision Products subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

Plan assets are comprised primarily of equity and fixed income investments. As of March 29, 2025 and March 30, 2024, Plan assets were $9.4 and $9.1, respectively.

The fair value of the above investments was determined using quoted market prices of identical instruments. Therefore, the valuation inputs within the fair value hierarchy established by ASC 820 were classified as Level 1 of the valuation hierarchy.

Benefits under the Plan are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation. At March 29, 2025 and March 30, 2024, the projected benefit obligation was $3.7 and $3.7, respectively.

The discount rates used in determining the funded status of the Plan as of March 29, 2025 and March 30, 2024 were 5.30% and 5.00%, respectively.

The funded status of the Plan and the amount recognized in the balance sheet at March 29, 2025 and March 30, 2024 were $5.7 and $5.4, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Net periodic benefit cost/(income) of the Plan for fiscal years 2025, 2024 and 2023 was $(0.1), $0.1 and $0.2, respectively. The discount rate used to determine net periodic benefit cost for fiscal years 2025, 2024 and 2023 was 5.00%, 4.70% and 3.30%, respectively.

Foreign Pension Plans

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 156 and 33 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at March 29, 2025 and March 30, 2024 were $0.1 and $2.3, respectively, and recorded within other noncurrent liabilities on the consolidated balance sheets. For fiscal 2025, 2024 and 2023, net periodic benefit cost for these plans was $2.3, $2.0 and $1.8, respectively.

401(k) Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10% - 100% of eligible amounts contributed by employees, amounted to $9.9, $9.6 and $8.6 in fiscal 2025, 2024 and 2023, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. The SERP is a deferred compensation plan which allows eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. As of March 29, 2025 and March 30, 2024, the SERP assets were $34.9 and $33.0, respectively, of which, $2.0 and $0.0 were classified as other current assets on the consolidated balance sheets, respectively, while the remainder was recorded in other noncurrent assets on the consolidated balance sheets. As of March 29, 2025 and March 30, 2024, the SERP liabilities were $29.4 and $29.9, respectively, of which, $2.0 and $0.0 were recorded in accrued expenses on the consolidated balance sheets, respectively, while the remainder was included within other noncurrent liabilities on the consolidated balance sheets.

Defined Benefit Health Care Plans

The Company, for the benefit of current and former union employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $2.0 and $2.2 at March 29, 2025 and March 30, 2024, respectively. Of these amounts, $0.2 is considered current and is included within accrued expenses and other current liabilities on the consolidated balance sheets as of both March 29, 2025 and March 30, 2024. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets. The Company also maintains a frozen defined benefit heath care plan for Dodge employees with postretirement benefit obligations of $5.4 and $5.8 at March 29, 2025 and March 30, 2024, respectively. Of these amounts, $0.7 and $0.8 were considered current at March 29, 2025 and March 30, 2024. The amounts are included within the same balance sheet line items as other postretirement health care plans maintained by the Company.

15. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Domestic	$292.5	$240.8	$191.0
Foreign	19.4	21.0	18.7
Total income before income taxes	$311.9	$261.8	$209.7

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Current tax expense:
Federal	$78.5	$53.1	$53.0
State	9.5	5.9	7.5
Foreign	4.5	5.2	3.9
	92.5	64.2	64.4
Deferred tax expense:
Federal	(21.0)	(9.3)	(20.0)
State	(4.6)	(4.3)	(2.6)
Foreign	(1.2)	1.3	1.2
	(26.8)	(12.3)	(21.4)
Total income taxes	$65.7	$51.9	$43.0

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Income taxes using U.S. federal statutory rate	$65.5	$55.0	$44.0
State income taxes, net of federal benefit	4.2	0.8	3.9
Stock-based compensation	0.2	(0.9)	(1.6)
Foreign rate differential	0.3	2.0	1.1
Research and development credits	(2.4)	(2.5)	(2.4)
Company-owned life insurance	(0.2)	(0.8)	0.3
Foreign derived intangible income (FDII)	(3.7)	(3.3)	(2.7)
U.S. unrecognized tax positions	1.2	1.5	(1.9)
Valuation allowance	(1.1)	(1.7)	0.0
Other - net	1.7	1.8	2.3
	$65.7	$51.9	$43.0

Net deferred tax assets (liabilities) are comprised of the following:

	March 29, 2025	March 30, 2024
Deferred tax assets:
Pension and postretirement benefits	$1.3	$1.5
Employee compensation accruals	10.8	11.4
Inventory reserves	19.9	15.6
Operating lease liabilities	10.5	8.0
Finance lease liabilities	0.9	0.3
Stock compensation	4.1	5.4
Tax loss and credit carryforwards	12.3	11.5
State tax	2.0	1.3
Other accrued liabilities	9.6	8.1
Capitalized research and development costs	21.5	16.4
Other	0.9	0.4
Total gross deferred tax assets	93.8	79.9
Valuation allowance	(5.7)	(7.0)
Total deferred tax assets	$88.1	$72.9
Deferred tax liabilities:
Property, plant and equipment	$(31.1)	$(32.4)
Operating lease assets	(10.3)	(7.7)
Other	(4.2)	(3.7)
Intangible assets	(299.3)	(312.4)
Total deferred tax liabilities	$(344.9)	$(356.2)

Total net deferred liabilities	$(256.8)	$(283.3)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e., greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 29, 2025 the valuation allowance decreased by $1.3. For the fiscal year ended March 30, 2024 the valuation allowance decreased by $1.5, which primarily related to the expiration of a capital loss carryforward. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 29, 2025, the Company had State net operating loss carryovers in different jurisdictions at varying amounts up to $5.3, which expire at various dates through 2036. At March 29, 2025, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts totaling $1.8, which will expire at various dates through fiscal 2028. At March 29, 2025, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $11.3 which principally expire at various dates through 2039.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision had not been made for additional U.S. and foreign taxes at March 29, 2025 on approximately $87.4 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities and foreign operations . Due to the inherent complexity of the multinational tax environment in which the Company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 29, 2025 and March 30, 2024 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 29, 2025	March 30, 2024	April 1, 2023
Balance, beginning of year	$15.2	$13.1	$22.8
Gross increases (decreases) – tax positions taken during a prior period	1.5	2.0	(8.9)
Gross increases – tax positions taken during the current period	4.5	1.7	1.7
Reductions due to lapse of the applicable statute of limitations	(1.4)	(1.6)	(2.5)
Balance, end of year	$19.8	$15.2	$13.1

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized an expense of $0.3 for the fiscal year ended March 29, 2025 and benefit of $0.3 and expense of $0.1 related to interest and penalties on its statement of operations for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. The Company had approximately $1.6 and $1.2 of accrued interest and penalties at March 29, 2025 and March 30, 2024, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 28, 2026, due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $1.6.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the fiscal year ending April 2, 2022, although certain tax credits generated in earlier years are open under statute from March 29, 2008. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 2, 2022.

16. Stockholders’ Equity

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

In fiscal 2022, we completed an offering of 4,600,000 shares of MCPS to fund a portion of the purchase price for the acquisition of Dodge.

Holders of MCPS received cash dividends at the annual rate of 5.00% of the liquidation preference of $100 per share. The Company made dividend payments of $5.7 on April 12, 2024, $5.8 on July 12, 2024, and $5.7 on October 15, 2024

On October 15, 2024, each then-outstanding share of the MCPS converted into 0.4413 shares of the Company’s common stock. The conversion rate was based on a value for the common stock equal to the lower of (i) the average of the daily VWAPs in the 20-trading-day period through October 14, 2024 (the daily VWAP is the per share volume-weighted average price of the Common Stock on the New York Stock Exchange for a given trading day as reported by Bloomberg) or (ii) $226.63. Because the VWAP average for the 20 trading days through October 14 was $292.55, the $226.63 common stock value was utilized to produce the conversion rate of 0.4413 shares of common stock for each share of MCPS. This is known as the “Minimum Conversion Rate” in the Certificate of Designations defining the terms of the MCPS.

The dividend on the MCPS that accrued through the conversion date was paid on the conversion date to holders of record on October 1, 2024 and therefore was not factored into the conversion rate.

The Company issued 2,029,955 shares of common stock upon the conversion of the MCPS.

Common Stock

We were authorized to issue 60,000,000 shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation after giving effect to any liquidation preference for the benefit of any preferred stock then outstanding. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs.

Long-Term Equity Incentive Plans

The Company’s long-term equity incentive plans (the “Equity Plans”) provide for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other employees and persons who engage in services for the Company. The purpose of the Equity Plans is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under each Equity Plan when it was adopted, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company’s Compensation Committee administers the Equity Plans, although the Company’s Board of Directors also has the authority to administer the Equity Plans and to take all actions that the Compensation Committee is otherwise authorized to take under the Equity Plans. The terms and conditions of each award made under an Equity Plan, including vesting requirements, are set forth in a written agreement with the recipient that is consistent with the terms of the relevant Equity Plan. As of March 29, 2025 the Company’s long-term equity incentive plans were as follows: the 2013 Equity Plan, which expired in 2023 although stock options awarded under this plan are still outstanding; the 2017 Equity Plan, which expires in 2027; and the 2021 Equity Plan, which expires in 2031. As of March 29, 2025 there were 181,696 and 1,500,000 shares available for future awards under the 2017 and 2021 Equity Plans, respectively.

Stock Options. Under the Equity Plans, the Compensation Committee or the Board may approve the award of non-qualified stock options. The Compensation Committee may not, however, approve an award to any one person (other than Dr. Michael J. Hartnett) in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Equity Plan. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. The Equity Plans also authorize the Compensation Committee to award incentive stock options conforming to the requirements of Section 422 of the Internal Revenue Code, but to date no such options have been awarded. As of March 29, 2025, there were 1,500 outstanding options under the 2013 Equity Plan, all of which were exercisable, 312,519 outstanding options under the 2017 Equity Plan, 121,755 of which were exercisable, and no outstanding options under the 2021 Equity Plan.

Restricted Stock. Under the Equity Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under each of the 2017 and 2021 Equity Plans, the number of shares that may be used for restricted stock awards may not exceed 50% of the total authorized number of shares under that Equity Plan. As of March 29, 2025, there were zero, 132,812 and zero shares of restricted stock outstanding under the 2013, 2017 and 2021 Equity Plans, respectively.

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

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Equity Plans. The exercise price of an SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR is granted. Upon exercise of an SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the Plans as of March 29, 2025.

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

A summary of the status of the Company’s stock options outstanding as of March 29, 2025 and changes during the year then ended is presented below. All cashless exercises of options are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 30, 2024	505,892	$171.38	3.6	$50.1
Awarded	44,334	297.81
Exercised	(223,693)	156.25
Forfeitures	(11,839)	189.67
Expirations	(675)	163.35
Outstanding, March 29, 2025	314,019	$199.24	3.7	$39.7

Exercisable, March 29, 2025	123,255	$168.15	2.5	$19.4

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	3.87%	4.20%	3.05%
Expected volatility	45.95%	46.71%	45.57%

The weighted average fair value per share of options granted was $134.48 in fiscal 2025, $99.92 in fiscal 2024 and $90.39 in fiscal 2023.

The Company recorded $2.7 (net of taxes of $0.8) in compensation expense in fiscal 2025 related to option awards. As of March 29, 2025, there was $11.4 of unrecognized compensation costs related to options which is expected to be recognized over a weighted average period of 3.5 years. The total intrinsic value of options exercised in fiscal 2025, 2024 and 2023 was $33.2, $22.9 and $16.9, respectively.

Of the total awards outstanding at March 29, 2025, 311,466 were either fully vested or are expected to vest. These shares have a weighted average exercise price of $198.82, an intrinsic value of $39.5 and a weighted average contractual term of 3.6 years.

A summary of the status of the Company’s restricted stock outstanding as of March 29, 2025 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Non-vested, March 30, 2024	173,445	$199.09
Granted	46,298	294.66
Vested	(81,730)	196.77
Forfeitures	(5,201)	190.12
Non-vested, March 29, 2025	132,812	$234.18

The weighted average fair value per share of restricted stock granted was $294.66 in fiscal 2025, $205.50 in fiscal 2024 and $201.60 in fiscal 2023.

The Company recorded $8.7 (net of taxes of $2.6) in compensation expense in fiscal 2025 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2025, 2024, and 2023 was $24.5, $19.2 and $21.2, respectively. Unrecognized expense for restricted stock was $19.7 at March 29, 2025. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

A summary of the status of the Company’s liability classified awards outstanding as of March 29, 2025 and the changes during the year then ended is presented below.

Intrinsic Value
Outstanding, March 30, 2024	$11.7
Awarded	4.7
Vested	(5.8)
Cancelled	—
Change in fair value	2.7
Outstanding, March 29, 2025	$13.3

Estimated liability as of March 29, 2025	$8.4

The Company recorded $6.5 in stock-based compensation expense in fiscal 2025 related to liability awards. As of March 29, 2025 and March 30, 2024, $5.0 and $0.5 were included other current liabilities, respectively. As of March 29, 2025 and March 30, 2024, $3.4 and $2.0 were included in other noncurrent liabilities, respectively. As of March 29, 2025 there was $6.3 of unrecognized compensation costs related to liability awards which is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of liability classified awards vested in fiscal 2025, 2024 and 2023 was $5.8, $0.0 and $0.0, respectively.

17.  Commitments and Contingencies

As of March 29, 2025, approximately 5% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2025, 2024 and 2023, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2026 or 2027.

Monitoring of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facility in Hartsville, South Carolina. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. The Company does not believe any further remedial action is necessary, therefore, no reserves have been recorded as of March 29, 2025.

In 2022 and 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act. The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. The investigation is ongoing and it is not possible to determine whether the investigation will have a material adverse effect, if any, on the Company.

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

18. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Plant consolidation and restructuring costs	$1.5	$2.7	$2.5
Acquisition costs and transition services	—	0.3	8.9
Provision for credit losses	1.2	0.2	0.8
Amortization of intangibles	71.8	70.4	69.1
Other expense	2.4	1.2	0.8
	$76.9	$74.8	$82.1

19. Reportable Segments

The Company operates through two operating segments and reports its financial results based on how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Our operating segments are our reportable segments. These reportable segments are Aerospace/Defense and Industrial and are described below.

Aerospace/Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, defense marine, defense ground vehicles, missiles and guided munitions, and space and satellite applications. We supply precision products for many of the commercial aircraft currently operating worldwide and are the primary bearing supplier for many of the aircraft OEMs’ product lines. Commercial and defense aerospace customers generally require precision products, often constructed of special materials and made to unique designs and specifications. Many of our aerospace bearings and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of that aircraft.

Industrial. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in various industrial applications including: construction, mining, forestry, energy, agricultural and other machinery; aggregate and cement handling; food and beverage manufacturing; grain, and agricultural product handling; metals and mining material handling; chemicals, oil and gas production; warehousing and logistics; manufacturing automation and semiconductor equipment; power generation; waste and water management; rail and transportation. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The CODM uses segment gross margin as the primary measurement of profitability. On a monthly basis, the CODM considers budget-to-actual variances and historical trends for gross margin when making decisions about allocating capital to segments.

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales and gross margin. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net External Sales:
Aerospace/Defense	$592.8	$519.4	$430.3
Industrial	1,043.5	1,040.9	1,039.0
	$1,636.3	$1,560.3	$1,469.3
Cost of Sales:
Aerospace/Defense	$349.7	$310.6	$259.3
Industrial	560.5	579.2	605.2
	$910.2	$889.8	$864.5
Gross Margin:
Aerospace/Defense	$243.1	$208.8	$171.0
Industrial	483.0	461.7	433.8
	$726.1	$670.5	$604.8
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(279.3)	$(253.5)	$(229.7)
Other, net	(76.9)	(74.8)	(82.1)
Interest expense, net	(59.8)	(78.7)	(76.7)
Other non-operating (expense)/income	1.8	(1.7)	(6.6)
Income before income taxes	$311.9	$261.8	$209.7

Total Assets:
Aerospace/Defense	$1,010.8	$798.6	$749.8
Industrial	3,594.0	3,779.6	3,845.7
Corporate	80.4	100.4	94.9
	$4,685.2	$4,678.6	$4,690.4
Capital Expenditures:
Aerospace/Defense	$17.5	$10.6	$9.5
Industrial	27.0	20.4	29.1
Corporate	5.3	2.2	3.4
	$49.8	$33.2	$42.0
Depreciation & Amortization:
Aerospace/Defense	$23.3	$19.6	$18.6
Industrial	92.1	96.3	93.4
Corporate	4.6	3.4	3.4
	$120.0	$119.3	$115.4
Geographic External Sales:
Domestic	$1,449.7	$1,375.4	$1,292.9
Foreign(1)	186.6	184.9	176.4
	$1,636.3	$1,560.3	$1,469.3
Geographic Long-Lived Assets:
Domestic	$347.0	$341.5	$360.7
Foreign(2)	70.6	60.9	56.0
	$417.6	$402.4	$416.7

(1)	Primarily attributable to Switzerland and Canada.
(2)	Primarily attributable to Switzerland and Mexico.

20. Related Party Transactions

Equity Method Investee

The Company has a 20% joint venture interest in CoLinx, which provides logistics and e-business services to its members. The e-business service focuses on information and business services for authorized distributors in the Industrial segment. Total expenses for services provided by CoLinx for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023 were $18.0, $18.5 and $18.4, respectively, and were included within selling, general and administrative costs on the consolidated statements of operations. Amounts outstanding in respect of these transactions were payables of $0.9 and $0.7 as of March 29, 2025 and March 30, 2024, respectively, and were included within accounts payable on the consolidated balance sheets. No dividends were received from CoLinx during the periods presented. The Company does not have any other equity method investees. The Company does not have any other significant related-party transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s management believes that its disclosure controls and procedures were effective as of March 29, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2025 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 29, 2025.

The effectiveness of our internal control over financial reporting as of March 29, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 16, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes and our report dated May 16, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Hartford, Connecticut

May 16, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended March 29, 2025 no director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information called for by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K will be included in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 29, 2025, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets at March 29, 2025 and March 30, 2024;

●	Consolidated Statements of Operations for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023;

●	Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023;

●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023;

●	Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023; and

●	Notes to Consolidated Financial Statements.

(2)	For a list of the Company’s Financial Statement Schedules, see Item 15(c) of this Annual Report on Form 10-K.

(3)	For a list of the exhibits required by Regulation S-K, see Item 15(b) of this Annual Report on Form 10-K.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Annual Report on Form 10-K and indexed below immediately following Item 15(c), which index is incorporated herein by reference.

(c)	All Financial Statement Schedules are included in the Financial Statements and Supplementary Data under Item 15(a)(1) of this Annual Report on Form 10-K and incorporated herein by reference.

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibits that are indicated below as having been previously filed by RBC Bearings Incorporated with the SEC are incorporated herein by reference. Our Commission file number is 001-40840.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock.
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.4	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1	Amended and Restated Employment Agreement, dated as of June 27, 2024, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 28, 2024).
10.2	Amended and Restated Employment Agreement, dated as of June 27, 2024, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated June 28, 2024).
10.3	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.4	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.5	RBC Bearings Incorporated Amended and Restated 2013 Long Term Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 21, 2013).
10.6	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.7	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2021).
10.8	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).
10.9	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.10	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.11	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.12	First Amendment to Credit Agreement, dated as of December 5, 2022, by and among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.01 to Current Report on Form 8-K dated December 7, 2022).
19	RBC Bearings Incorporated Insider Trading Policy (filed as Exhibit 19 to Annual Report on Form 10-K dated May 17, 2024).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	RBC Bearings Incorporated Clawback Policy (filed as Exhibit 97 to Annual Report on Form 10-K dated May 17, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	Date: May 16, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett	Chairman, President and Chief Executive Officer
Michael J. Hartnett	(principal executive officer and chairman)
Date: May 16, 2025

/s/ Daniel A. Bergeron	Director, Vice President and Chief Operating Officer
Daniel A. Bergeron
Date: May 16, 2025

/s/ Robert M. Sullivan	Chief Financial Officer
Robert M. Sullivan	(principal financial officer)
Date: May 16, 2025

/s/ Matthew J. Tift	Corporate Controller
Matthew J. Tift
Date: May 16, 2025

/s/ Richard R. Crowell	Director
Richard R. Crowell
Date: May 16, 2025

/s/ Dolores J. Ennico	Director
Dolores J. Ennico
Date: May 16, 2025

/s/ Edward D. Stewart	Director
Edward D. Stewart
Date: May 16, 2025

/s/ Dr. Steven H. Kaplan	Director
Dr. Steven H. Kaplan
Date: May 16, 2025

/s/ Michael H. Ambrose	Director
Michael H. Ambrose
Date: May 16, 2025

/s/ Dr. Amir Faghri	Director
Dr. Amir Faghri
Date: May 16, 2025

/s/ Frederick J. Elmy	Director
Frederick J. Elmy
Date: May 16, 2025