Form 10-Q
period 2025-06-28
RBC Bearings INC
filed 2025-08-01
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of July 25, 2025, RBC Bearings Incorporated had 31,562,598 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per share data)

	June 28, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$132.9	$36.8
Accounts receivable, net of allowance for credit losses of $5.4 at June 28, 2025 and $5.4 at March 29, 2025	292.5	307.6
Inventory	679.7	654.5
Prepaid expenses and other current assets	30.1	28.4
Total current assets	1,135.2	1,027.3
Property, plant and equipment, net	363.9	359.0
Operating lease assets, net	59.0	58.6
Goodwill	1,876.2	1,872.2
Intangible assets, net	1,311.0	1,325.1
Other noncurrent assets	44.4	43.0
Total assets	$4,789.7	$4,685.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140.7	$138.4
Accrued expenses and other current liabilities	189.4	166.0
Current operating lease liabilities	9.4	9.2
Current portion of long-term debt	1.8	1.7
Total current liabilities	341.3	315.3
Long-term debt, less current portion	913.8	918.4
Noncurrent operating lease liabilities	50.3	50.3
Deferred income taxes	252.6	257.8
Other noncurrent liabilities	115.3	112.0
Total liabilities	1,673.3	1,653.8

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at June 28, 2025 and March 29, 2025, respectively; issued shares: 0 at June 28, 2025 and March 29, 2025, respectively	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at June 28, 2025 and March 29, 2025, respectively; issued shares: 32,643,037 and 32,522,189 at June 28, 2025 and March 29, 2025, respectively	0.3	0.3
Additional paid-in capital	1,703.4	1,682.5
Accumulated other comprehensive income/(loss)	6.3	(1.4)
Retained earnings	1,519.1	1,450.6
Treasury stock, at cost; 1,079,850 shares and 1,046,569 shares at June 28, 2025 and March 29, 2025, respectively	(112.7)	(100.6)
Total stockholders’ equity	3,116.4	3,031.4
Total liabilities and stockholders’ equity	$4,789.7	$4,685.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per share data)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	$436.0	$406.3
Cost of sales	240.8	222.3
Gross margin	195.2	184.0
Operating expenses:
Selling, general and administrative	73.9	67.6
Other, net	20.2	18.9
Total operating expenses	94.1	86.5
Operating income	101.1	97.5
Interest expense, net	12.2	17.2
Other non-operating expense	1.2	0.4
Income before income taxes	87.7	79.9
Provision for income taxes	19.2	18.5
Net income	68.5	61.4
Preferred stock dividends	—	5.7
Net income attributable to common stockholders	$68.5	$55.7

Net income per common share attributable to common stockholders:
Basic	$2.18	$1.92
Diluted	$2.17	$1.90
Weighted average common shares:
Basic	31,374,859	29,054,820
Diluted	31,553,214	29,294,998

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net income	$68.5	$61.4
Pension and postretirement liability adjustments, net of taxes (1)	0.3	0.0
Change in fair value of Interest Rate Swap (2)	0.1	(0.1)
Change in fair value of Cross Currency Swap (3)	(6.2)	—
Foreign currency translation adjustments	13.5	(1.0)
Total comprehensive income	$76.2	$60.3

(1)	These adjustments were net of tax expense of $0.1 and net of tax expense of $0.0 for the three-month periods ended June 28, 2025 and June 29, 2024, respectively.

(2)	These adjustments were net of tax expense of $0.0 and net of tax benefit of $0.0 for the three-month periods ended June 28, 2025 and June 29, 2024, respectively.

(3)	This adjustment was net of tax benefit of $1.8 for the three-month period ended June 28, 2025.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 29, 2025	32,522,189	$0.3	—	—	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	—	—	68.5	—	—	68.5
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(33,281)	(12.1)	(12.1)
Exercise of equity awards	73,642	0.0	—	—	11.5	—	—	—	—	11.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	13,867	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.1	—	—	—	0.1
Change in fair value of Cross Currency Swap, net of tax benefit of $1.8	—	—	—	—	—	(6.2)	—	—	—	(6.2)
Issuance of awards previously classified as liability awards	33,339	—	—	—	5.0	—	—	—	—	5.0
Currency translation adjustments	—	—	—	—	—	13.5	—	—	—	13.5
Balance at June 28, 2025	32,643,037	$0.3	—	—	$1,703.4	$6.3	$1,519.1	(1,079,850)	$(112.7)	$3,116.4

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	61.4	—	—	61.4
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(27,208)	(8.0)	(8.0)
Exercise of equity awards	8,642	0.0	—	—	1.2	—	—	—	—	1.2
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	27,399	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.0	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Currency translation adjustments	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Balance at June 29, 2024	30,263,485	$0.3	4,600,000	$0.0	$1,630.6	$(0.4)	$1,272.5	(1,042,261)	$(99.1)	$2,803.9

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$68.5	$61.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.6	30.0
Deferred income taxes	(4.6)	(4.1)
Amortization of deferred financing costs	0.8	0.6
Stock-based compensation	6.6	6.5
Noncash operating lease expense	1.7	1.7
(Gain)/loss on disposition of assets	(0.6)	—
Restructuring, and other noncash charges	3.8	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17.7	0.5
Inventory	(22.8)	(12.1)
Prepaid expenses and other current assets	(1.7)	(3.8)
Other noncurrent assets	(2.2)	(0.6)
Accounts payable	1.9	11.3
Accrued expenses and other current liabilities	25.5	23.9
Other noncurrent liabilities	(4.2)	(17.9)
Net cash provided by operating activities	120.0	97.4

Cash flows from investing activities:
Capital expenditures	(15.7)	(9.0)
Net cash used in investing activities	(15.7)	(9.0)

Cash flows from financing activities:
Repayments of revolving credit facilities	(5.0)	—
Repayments of term loans	—	(60.0)
Repayments of notes payable	(1.1)	(1.1)
Principal payments on finance lease obligations	(1.2)	(1.1)
Preferred stock dividends paid	—	(5.7)
Exercise of equity awards	11.5	1.2
Tax withholding for common stock issued under equity incentive plans	(12.1)	(8.0)
Net cash used in financing activities	(7.9)	(74.7)

Effect of exchange rate changes on cash	(0.3)	(0.4)

Cash:
Increase/(decrease) during the period	96.1	13.3
Cash, at beginning of period	36.8	63.5
Cash, at end of period	$132.9	$76.8

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1.4	$12.5
Interest	17.0	22.0

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

(dollars in millions, except per-share data)

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 28, 2025 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2026. The three-month periods ended June 28, 2025 and June 29, 2024 each included 13 weeks.

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

Recent Accounting Standards Adopted

In November 2023, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Our Annual Report included enhanced segment disclosure to comply with the updated requirements. Refer to “Note 12: Reportable Segments” for additional information.

Recent Accounting Standards Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As of June 28, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of June 28, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended
	June 28, 2025	June 29, 2024
Aerospace/Defense	$164.6	$149.1
Industrial	271.4	257.2
Total	$436.0	$406.3

The following table disaggregates total revenue by geographic origin:

	Three Months Ended
	June 28, 2025	June 29, 2024
United States	$388.5	$360.1
International	47.5	46.2
Total	$436.0	$406.3

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended
	June 28, 2025	June 29, 2024
Point-in-time	98%	97%
Over time	2%	3%
Total	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers, for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $613.5 at June 28, 2025. The Company expects to recognize revenue on approximately 58% and 87% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of June 28, 2025 and March 29, 2025, current contract assets were $5.1 and $6.6, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The decrease in contract assets was primarily due to amounts billed to customers during the period partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing. As of June 28, 2025 and March 29, 2025, the Company did not have any contract assets classified as noncurrent on the consolidated balance sheets.

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

As of June 28, 2025 and March 29, 2025, current contract liabilities were $36.5 and $32.7, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advance payments received and the reclassification of a portion of advance payments received from the noncurrent portion of contract liabilities partially offset by revenue recognized on customer contracts. For the three months ended June 28, 2025, the Company recognized revenues of $6.9 that were included in the contract liability balance as of March 29, 2025. For the three months ended June 29, 2024, the Company recognized revenues of $5.7 that were included in the contract liability balance at March 30, 2024.

As of June 28, 2025 and March 29, 2025, noncurrent contract liabilities were $7.0 and $12.1, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The decrease in noncurrent contract liabilities was primarily due to the reclassification of a portion of advance payments received to the current portion of contract liabilities, partially offset by advance payments received.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $40.8 and $40.0 at June 28, 2025 and March 29, 2025, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 29, 2025	$(6.5)	$(0.2)	$(0.2)	$5.5	$(1.4)
Reclassification to net income	—	(0.0)	—	—	(0.0)
Change in pension and postretirement liability	—	—	—	0.3	0.3
Net gain on foreign currency translation	13.5	—	—	—	13.5
Gain on Interest Rate Swap, net of taxes	—	0.1	—	—	0.1
Loss on Cross Currency Swap, net of taxes	—	—	(6.2)	—	(6.2)
Net current period other comprehensive income	13.5	0.1	(6.2)	0.3	7.7
Balance at June 28, 2025	$7.0	$(0.1)	$(6.4)	$5.8	$6.3

5. Net income Per-share Attributable to Common Stockholders

Basic net income per-share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options, the vesting of restricted shares, and contingently issuable shares related to performance-based awards.

We exclude outstanding stock options, stock awards and contingently issuable shares related to performance-based awards from the calculations if the effect would be anti-dilutive.

Prior to October 2024, there were 4,600,000 shares of our 5.00% Series A Mandatory Convertible Preferred Stock (the “MCPS”) issued and outstanding. For the three-month period ended June 29, 2024, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per-share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended June 28, 2025, 63,098 employee stock options and 7,324 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the three months ended June 29, 2024, 87,500 employee stock options and 7,818 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share attributable to common stockholders.

	Three Months Ended
	June 28, 2025	June 29, 2024
Net income	$68.5	$61.4
Preferred stock dividends	—	5.7
Net income attributable to common stockholders	$68.5	$55.7
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	31,374,859	29,054,820
Effect of dilution due to contingently issuable shares related to performance-based awards	8,006	—
Effect of dilution due to employee stock awards	170,349	240,178
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	31,553,214	29,294,998
Basic net income per share attributable to common stockholders	$2.18	$1.92
Diluted net income per share attributable to common stockholders	$2.17	$1.90

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and derivatives in the form of an interest rate swap and a cross currency swap.

Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value.

The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $485.0 and $470.5 at June 28, 2025 and March 29, 2025, respectively. The carrying value of this debt was $495.4 at June 28, 2025 and $495.1 at March 29, 2025. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Interest Rate Swap (as defined in Note 13) was a liability of $0.2 and $0.3 at June 28, 2025 and March 29, 2025, respectively, and was measured using Level 2 inputs. The fair value of the Interest Rate Swap was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Interest Rate Swap, net of taxes, had accumulated other comprehensive loss of $0.1 and $0.2 as of June 28, 2025 and March 29, 2025, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss).

The fair value of the Cross Currency Swap (as defined in Note 13) was a liability of $8.2 and $0.2 at June 28, 2025 and March 29, 2025, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap, net of taxes, had accumulated other comprehensive loss of $6.4 and $0.2 as of June 28, 2025 and March 29, 2025, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the three month period ended June 28, 2025.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

The major classes of inventories are summarized below:

	June 28, 2025	March 29, 2025
Raw materials and work in process	27.5%	30.8%
Finished goods and components	72.5%	69.2%
	100.0%	100.0%

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
March 29, 2025	$199.2	$1,673.0	$1,872.2
Currency translation adjustments	—	4.0	4.0
June 28, 2025	$199.2	$1,677.0	$1,876.2

Intangible Assets

		June 28, 2025		March 29, 2025
	Weighted
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$22.6	$50.7	$22.2
Customer relationships and lists	24	1,302.5	229.2	1,301.0	215.1
Trade names	25	217.2	43.9	217.2	41.8
Patents and trademarks	15	10.1	6.6	10.0	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	24.5	16.2	21.7	14.5
Other	5	1.6	1.4	1.6	1.3
		1,607.0	320.3	1,602.6	301.8
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	24	$1,631.3	$320.3	$1,626.9	$301.8

Amortization expense for definite-lived intangible assets during the three-month periods ended June 28, 2025 and June 29, 2024 was $17.9 and $17.8, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2026 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2026	$53.1
Fiscal 2027	67.7
Fiscal 2028	64.9
Fiscal 2029	64.5
Fiscal 2030	64.5
Fiscal 2031	64.3
Fiscal 2032 and thereafter	907.7

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	June 28, 2025	March 29, 2025
Employee compensation and related benefits	$46.8	$45.2
Taxes	32.0	11.1
Contract liabilities	36.5	32.7
Accrued rebates	40.8	40.0
Workers compensation and insurance	0.7	0.5
Current finance lease liabilities	5.9	5.9
Interest	6.6	12.2
Legal	1.2	2.1
Returns and warranties	9.7	9.4
Other	9.2	6.9
	$189.4	$166.0

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of June 28, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

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

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of June 28, 2025 the Company was in compliance with all debt covenants.

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

As of June 28, 2025, $413.0 was outstanding under the Term Loan, and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $496.3 under the Revolving Credit Facility as of June 28, 2025.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee. This indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain of these covenants will be suspended.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the Credit Agreement.

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year.

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at any time at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to repurchase the Senior Notes.

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.1 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of June 28, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all our borrowing facilities are as follows:

	June 28, 2025	March 29, 2025
Revolving and term loan facilities	$413.0	$418.0
Senior notes	500.0	500.0
Debt issuance costs	(7.5)	(8.3)
Other	10.1	10.4
Total debt	915.6	920.1
Less: current portion	1.8	1.7
Long-term debt	$913.8	$918.4

11. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 2, 2022, although certain tax credits generated in earlier years are open under statute from March 29, 2008. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 2, 2022.

The effective income tax rates for the three-month periods ended June 28, 2025 and June 29, 2024, were 21.9% and 23.1%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended June 28, 2025 of 21.9% included $2.3 of discrete tax benefits associated with stock-based compensation partially offset by $1.3 of other items. The effective income tax rate without discrete items for the three-month period ended June 28, 2025 would have been 23.1%. The effective income tax rate for the three-month period ended June 29, 2024 of 23.1% included $0.6 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended June 29, 2024 would have been 23.8%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1.5.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two and believes that it can avail itself of the transitional safe harbor rules in all jurisdictions in which the Company operates. We will continue to monitor both the U.S. and international legislative developments related to Pillar Two to assess for any potential impacts. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

One Big Beautiful Bill Act

On July 4, 2025, President Donald Trump signed Public Law No: 119-21, The One Big Beautiful Bill Act, into law. The Company is currently reviewing the components of this act and evaluating its impact, which could be material, on the Company’s fiscal year 2026 consolidated financial statements and related disclosures.

12. Reportable Segments

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

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM uses segment gross margin as the primary measurement of profitability. On a monthly basis, the CODM considers budget-to-actual variances and historical trends for gross margin when making decisions about allocating capital to segments.

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales and gross margin. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Three Months Ended
	June 28, 2025	June 29, 2024
Net External Sales:
Aerospace/Defense	$164.6	$149.1
Industrial	271.4	257.2
	$436.0	$406.3

Cost of Sales:
Aerospace/Defense	$94.4	$86.0
Industrial	146.4	136.3
	$240.8	$222.3
Gross Margin:
Aerospace/Defense	$70.2	$63.1
Industrial	125.0	120.9
	$195.2	$184.0
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(73.9)	$(67.6)
Other, net	(20.2)	(18.9)
Interest expense, net	(12.2)	(17.2)
Other non-operating (expense)/income	(1.2)	(0.4)
Income before income taxes	$87.7	$79.9

Capital Expenditures:
Aerospace/Defense	$6.6	$3.8
Industrial	4.6	4.2
Corporate	4.5	1.0
	$15.7	$9.0
Depreciation & Amortization:
Aerospace/Defense	$5.6	$5.2
Industrial	22.5	23.8
Corporate	1.5	1.0
	$29.6	$30.0
Geographic External Sales:
Domestic	$388.5	$360.1
Foreign (1)	47.5	46.2
	$436.0	$406.3

	June 28, 2025	March 29, 2025
Total Assets:
Aerospace/Defense	$1,047.2	$1,010.8
Industrial	3,591.9	3,594.0
Corporate	150.6	80.4
	$4,789.7	$4,685.2
Geographic Long-Lived Assets:
Domestic	$349.4	$347.0
Foreign(2)	73.5	70.6
	$422.9	$417.6

(1)	Primarily attributable to Switzerland and Canada.

(2)	Primarily attributable to Switzerland and Mexico.

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

In fiscal 2023, the Company entered into a three-year U.S. dollar-denominated interest rate swap ( the “Interest Rate Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional is $100.0 as of June 28, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of June 28, 2025, after giving effect to the Interest Rate Swap, approximately 66% of our debt bears interest at a fixed rate. The notional on the Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Interest Rate Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $0.1 loss and a $0.2 loss at June 28, 2025 and March 29, 2025, respectively. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Interest Rate Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

On August 12, 2024, the Company entered into a three-year cross currency swap (the “Cross Currency Swap”) with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $6.4 loss and $0.2 loss at June 28, 2025 and March 29, 2025, respectfully. The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the three month period ended June 28, 2025.

14. Subsequent Events

On July 18, 2025, we completed the previously-announced acquisition of VACCO Industries from ESCO Technologies Inc. for $275.0 in cash, subject to certain post-closing adjustments. The Company drew down $200.0 on the Revolving Credit Facility and used the money, in combination with cash on hand, to pay the purchase price to acquire VACCO Industries. Following the borrowing, there was $296.3 of undrawn capacity under the Revolving Credit Facility.

VACCO, located in South El Monte, California, manufactures valves, manifolds, regulators, filters, and other precision components and subsystems for space and naval defense applications.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by U.S. governmental trade policies and tariffs relating to the components and supplies we import from foreign vendors and foreign governmental trade policies and tariffs relating to our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge or VACCO) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge and VACCO acquisitions, which could constrain our business and exposes us to the risk of defaults under our debt instruments; (x) increases in interest rates would increase the cost of servicing the Term Loan and Revolving Credit Facility and could reduce our profitability; and (y) fluctuations in interest rates and foreign exchange rates could impact future earnings and cash flows related to our Interest Rate Swap and Cross Currency Swap. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.

The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 60 facilities in 11 countries, of which 42 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2026 will have 52 weeks and fiscal 2025 had 52 weeks. Both the first quarter of fiscal 2026 and the first quarter of fiscal 2025 had 13 weeks.

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 30 acquisitions, including VACCO, which we acquired on July 18, 2025. These acquisitions have broadened our end markets, products, customer base and geographic reach.

Outlook

Our net sales for the three-month period ended June 28, 2025 increased 7.3% compared to the same period last fiscal year. The increase in net sales was a result of a 10.4% increase in our Aerospace/Defense segment and a 5.5% increase in our Industrial segment. Our backlog, as of June 28, 2025 was $1,017.3 compared to $940.7 as of March 29, 2025.

We are continuing to see the expansion of the commercial aerospace business, which experienced a 9.6% increase in net sales for the three-month period ended June 28, 2025 versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by the increase in our backlog. Defense sales, which represented approximately 35.2% of segment sales during the quarter, were up 11.9% quarter over quarter. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of defense orders in our backlog. Our industrial business continued to demonstrate strength in distribution across several major end markets, notably including mining and metals, warehousing, and aggregates.

The Company expects net sales to be approximately $445.0 to $455.0 in the second quarter of fiscal 2026, an increase of 11.8% to 14.4% compared to the second quarter of fiscal 2025.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of June 28, 2025, we had cash of $132.9, of which approximately $28.0 was cash held by our foreign operations, although in July 2025 we used $75.0 of our domestic cash to fund a portion of the purchase price for VACCO.

Results of Operations

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Total net sales	$436.0	$406.3	$29.7	7.3%

Net income attributable to common stockholders	$68.5	$55.7	$12.8	23.0%

Net income per-share attributable to common stockholders: diluted	$2.17	$1.90
Weighted average common shares: diluted	31,553,214	29,294,998

Our net sales for the three-month period ended June 28, 2025 increased 7.3% compared to the same period last fiscal year. Net sales in our Industrial segment increased 5.5% quarter over quarter against a strong quarter in the prior fiscal year. Aggregate and cement, and warehousing, parcel & baggage were very strong while semicon sales showed weakness compared to the prior year. Net sales in our Aerospace/Defense segment increased 10.4% quarter over quarter, led by Defense sales, which were up 11.9% compared to the same period in the prior fiscal year, driven by marine. Commercial OEM and the aftermarket sales increased 9.6% compared to the same period in the prior fiscal year. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated, as well as expansion in the aftermarket.

Net income attributable to common stockholders for the first quarter of fiscal 2026 was $68.5 compared to $55.7 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Gross Margin	$195.2	$184.0	$11.2	6.1%
% of net sales	44.8%	45.3%

Gross margin remained strong at 44.8% of net sales for the first quarter of fiscal 2026 compared to 45.3% for the first quarter of fiscal 2025. Gross margin in fiscal 2026 was impacted by $2.9 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants.

Selling, General and Administrative

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

SG&A	$73.9	$67.6	$6.3	9.3%
% of net sales	16.9%	16.6%

SG&A for the first quarter of fiscal 2026 was $73.9, or 16.9% of net sales, as compared to $67.6, or 16.6% of net sales, for the same period of fiscal 2025. The increase in SG&A was primarily driven by increased personnel costs and IT costs.

Other, Net

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Other, net	$20.2	$18.9	$1.3	6.9%
% of net sales	4.6%	4.7%

Other operating expenses for the first quarter of fiscal 2026 totaled $20.2 compared to $18.9 for the same period last fiscal year. For the first quarter of fiscal 2026, other operating expenses included $17.9 of amortization of intangible assets, $1.2 of restructuring costs, $0.1 of acquisition costs and $1.0 of other expense items. For the first quarter of fiscal 2025, other operating expenses included $17.8 of amortization of intangible assets and $1.1 of other items.

Interest Expense, Net

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Interest expense, net	$12.2	$17.2	$(5.0)	(29.1)%
% of net sales	2.8%	4.2%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $12.2 for the first quarter of fiscal 2026 compared to $17.2 for the same period last fiscal year. The decrease in interest expense between the periods was due to the debt reduction efforts, as well as the Cross Currency Swap, which has enabled us to better manage interest costs.

Other Non-Operating Expense

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Other non-operating expense	$1.2	$0.4	$0.8	200.0%
% of net sales	0.3%	0.1%

Other non-operating expenses were $1.2 for the first quarter of fiscal 2026 compared to $0.4 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	June 28, 2025	June 29, 2024

Income tax expense	$19.2	$18.5
Effective tax rate	21.9%	23.1%

Income tax expense for the three-month period ended June 28, 2025 was $19.2 compared to $18.5 for the three-month period ended June 29, 2024. Our effective income tax rate for the three-month period ended June 28, 2025 was 21.9% compared to 23.1% for the three-month period ended June 29, 2024. The effective income tax rate for the three-month period ended June 28, 2025 of 21.9% included $2.3 of tax benefits associated with stock-based compensation partially offset by $1.3 of other items. The effective income tax rate without discrete items for the three-month period ended June 28, 2025 would have been 23.1%. The effective income tax rate for the three-month period ended June 29, 2024 of 23.1% included $0.6 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended June 29, 2024 would have been 23.8%.

Segment Information

We report our financial results under two operating segments: Aerospace/Defense and Industrial. The CODM uses gross margin as the primary measurement to assess the financial performance of each reportable segment. End market and channel sales within our segments are based on internal definitions and metrics considered by management and are periodically reviewed and updated prospectively. For the first quarter of fiscal year 2025, we estimate approximately $2.0 of sales classified as Industrial would now be classified as Aerospace/Defense. The first quarter of fiscal year 2025 was not recast to reflect this change.

Aerospace/Defense Segment

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Total net sales	$164.6	$149.1	$15.5	10.4%

Gross margin	$70.2	$63.1	$7.1	11.3%
% of segment net sales	42.6%	42.3%

SG&A	$12.0	$10.3	$1.7	16.5%
% of segment net sales	7.3%	6.9%

Net sales increased $15.5, or 10.4%, for the three months ended June 28, 2025 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $83.6 of OEM sales and $23.0 of distribution and aftermarket sales, increased by 9.6% compared to fiscal 2025 when OEM net sales were $78.5 and distribution and aftermarket net sales were $18.8. The OEM markets have continued to improve as build rates have steadily increased over the last several months. We have also been expanding our footprint in the aftermarket as air travel has continued to increase year over year. Our defense markets, which consisted of $40.6 of OEM and $17.4 of distribution and aftermarket, increased by 11.9% compared to fiscal 2025 when OEM net sales were $40.2 and distribution and aftermarket net sales were $11.6. The increase in defense sales was driven by marine and missiles and reflects continued growth in demand which is evident by our growing backlog.

Gross margin as a percentage of segment net sales was 42.6% for the first quarter of fiscal 2026 compared to 42.3% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was primarily driven by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. This margin profile is expected to continue as the commercial aerospace industry continues to expand and we continue to enhance our manufacturing processes.

Industrial Segment

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

Total net sales	$271.4	$257.2	$14.2	5.5%

Gross margin	$125.0	$120.9	$4.1	3.4%
% of segment net sales	46.1%	47.0%

SG&A	$34.6	$34.1	$0.5	1.5%
% of segment net sales	12.7%	13.3%

Net sales increased $14.2, or 5.5%, for the three months ended June 28, 2025 compared to the same period last fiscal year. We saw improvements in nearly all of our end markets, including mining and metals, warehousing and food and beverage, partially offset by softness in semicon. Industrial OEM sales were $78.5 and $81.8 for the three month periods ended June 28, 2025 and June 29, 2024, respectively. Industrial sales to distribution and the aftermarket were $192.9 and $175.4 for the three month periods ended June 28, 2025 and June 29, 2024, respectively.

Gross margin for the three months ended June 28, 2025 was 46.1% of net sales, compared to 47.0% in the comparable period in fiscal 2025. Gross margin in fiscal 2026 was impacted by $2.9 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants.

Corporate

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

SG&A	$27.3	$23.2	$4.1	17.7%
% of total net sales	6.3%	5.7%

Corporate SG&A was $27.3, or 6.3% of net sales, for the first quarter of fiscal 2026 compared to $23.2, or 5.7% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to an increase in personnel costs.

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

Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which could be affected by a range of economic, competitive and business factors, many of which are outside of our control. These include interest rates, cyclical changes in our end markets, the imposition of trade tariffs, increased prices for steel and other supplies, and our ability to pass through tariffs and price increases on a timely basis. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Liquidity

As of June 28, 2025, we had cash of $132.9, of which approximately $28.0 was cash held by our foreign operations, although in July we used $75.0 of our domestic cash to fund a portion of the purchase price of VACCO. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries, with the exception of our Canadian operations as there are no current plans to expand the sales operations within that jurisdiction. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of June 28, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%. A portion of the Term Loan is subject to a fixed-rate interest swap.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026, and $413.0 for fiscal 2027. The Revolving Credit Facility expires in November 2026, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 5.00:1.00, which maximum Total Net Leverage Ratio shall decrease during certain subsequent test periods as set forth in the Credit Agreement (provided that, no more than once during the term of the Facilities, such maximum ratio applicable at such time may be increased by the Company by 0.50:1.00 for a period of twelve (12) months after the consummation of a material acquisition); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of June 28, 2025, the Company was in compliance with all debt covenants.

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

As of June 28, 2025, $413.0 was outstanding under the Term Loan and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $496.3 under the Revolving Credit Facility as of June 28, 2025. Following the $200.0 draw on the Revolving Credit Facility on July 18, 2025 to fund a portion of the purchase price for VACCO, there was $296.3 of undrawn capacity under the Revolving Credit Facility.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of the Senior Notes. The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee. This indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. At any time that the Senior Notes are rated investment grade, certain of these covenants will be suspended.

The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by RBC Bearings and certain of RBCA’s existing and future wholly-owned domestic subsidiaries that also guarantee the Credit Agreement.

Interest on the Senior Notes accrues at a rate of 4.375% and is payable semi–annually in cash in arrears on April 15 and October 15 of each year.

The Senior Notes will mature on October 15, 2029. The Company may redeem some or all of the Senior Notes at any time at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes in control, the Company must offer to repurchase the Senior Notes.

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $6.1 USD) credit line to provide future working capital, if necessary. As of June 28, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

The Company is exposed to market risks relating to fluctuations in interest rates.

To hedge against this risk, in fiscal 2023, the Company entered into the Interest Rate Swap with a third-party financial counterparty under the Credit Agreement. The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $100.0 as of June 28, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap amortizes as follows:

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

Cash Flows

Three-month Period Ended June 28, 2025 Compared to the Three-month Period Ended June 29, 2024

The following table summarizes our cash flow activities:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change
Net cash provided by/(used in):
Operating activities	$120.0	$97.4	$22.6
Investing activities	(15.7)	(9.0)	(6.7)
Financing activities	(7.9)	(74.7)	66.8
Effect of exchange rate changes on cash	(0.3)	(0.4)	0.1
Increase/(decrease) in cash	$96.1	$13.3	$82.8

During the first three months of fiscal 2026, we generated cash of $120.0 from operating activities compared to $97.4 during the same period of fiscal 2025. The increase of $22.6 was the result of an increase in net income of $7.1, a favorable change in operating assets and liabilities of $12.9 and a favorable impact of non-cash activity of $2.6. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $0.1 more stock-based compensation, $0.2 more amortization of deferred financing costs and $3.8 more restructuring costs, offset by $0.4 less in depreciation and amortization, $0.5 less deferred taxes and a $0.6 gain on asset dispositions.

The following table summarizes the impact on cash flow from operating assets and liabilities for the first quarter of fiscal 2026 versus the first quarter of fiscal 2025.

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change
Cash provided by/(used in):
Accounts receivable	$17.7	$0.5	$17.2
Inventory	(22.8)	(12.1)	(10.7)
Prepaid expenses and other current assets	(1.7)	(3.8)	2.1
Other noncurrent assets	(2.2)	(0.6)	(1.6)
Accounts payable	1.9	11.3	(9.4)
Accrued expenses and other current liabilities	25.5	23.9	1.6
Other noncurrent liabilities	(4.2)	(17.9)	13.7
Total change in operating assets and liabilities:	$14.2	$1.3	$12.9

During the first three months of fiscal 2026, we used $15.7 for investing activities as compared to $9.0 used in the first three months of fiscal 2025. This increase in cash used was attributable to a $6.7 increase in capital expenditures.

During the first three months of fiscal 2026, we used cash of $7.9 for financing activities compared to $74.7 in the first three months of fiscal 2025. This decrease in cash used was primarily attributable to $60.0 less payments made on the Term Loan, $5.7 less in preferred stock dividends paid and $10.3 more in exercises of stock-based awards partially offset by $5.0 more repayments of revolving credit facilities, $4.1 more repurchases of common stock and $0.1 more payments on finance lease obligations.

Capital Expenditures

Our capital expenditures were $15.7 for the three-month period ended June 28, 2025 compared to $9.0 for the three-month period ended June 29, 2024. We expect capital expenditures for fiscal 2026 will be between 3.0% to 3.5% of our net sales for the fiscal year. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of the Credit Agreement and the Senior Notes. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first quarter of fiscal 2026.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 13 in Part I, Item I of this report, we have utilized an interest rate swap to fix a portion of the variable rate interest expense associated with the Term Loan. As of June 28, 2025, approximately 66% of our debt bears interest at a fixed rate, after giving effect to the interest rate swap agreement in place.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations for both the three-month period ended June 28, 2025 and the three-month period ended June 29, 2024. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of June 28, 2025, the Company had a cross currency swap, which is discussed in further detail within Notes 6 and 13 in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 28, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2025, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Annual Report with the SEC on May 16, 2025. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the first quarter of fiscal 2026, we did not issue any common stock that was not registered under the Securities Act of 1933.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended June 28, 2025 are as follows:

Period	Total number of shares purchased(1)	Average price paid per-share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
03/30/2025 – 04/26/2025	62	$314.03	—	$100.0
04/27/2025 – 05/24/2025	3,524	359.77	—	100.0
05/25/2025 – 06/28/2025	29,695	366.45	—	$100.0
Total	33,281	$365.64	—

(1)	Consists of shares of RBC stock repurchased from employees upon the award or vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.

(2)	The closing price for our stock on the trading day immediately preceding the stock award or vesting date.

(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of June 28, 2025, the Company has not repurchased any shares pursuant to this program.

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
Date: August 1, 2025

By:	/s/ Robert M. Sullivan
Name: Robert M. Sullivan
Title: Chief Financial Officer
Date: August 1, 2025