Form 10-Q
period 2025-09-27
RBC Bearings INC
filed 2025-10-31
CIK 1324948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

As of October 24, 2025, RBC Bearings Incorporated had 31,611,442 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per share data)

	September 27, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$91.2	$36.8
Accounts receivable, net of allowance for credit losses of $5.5 at September 27, 2025 and $5.4 at March 29, 2025	279.2	307.6
Inventory	768.7	654.5
Prepaid expenses and other current assets	54.2	28.4
Total current assets	1,193.3	1,027.3
Property, plant and equipment, net	407.6	359.0
Operating lease assets	57.2	58.6
Goodwill	1,985.2	1,872.2
Intangible assets, net	1,414.3	1,325.1
Other noncurrent assets	53.2	43.0
Total assets	$5,110.8	$4,685.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.1	$138.4
Accrued expenses and other current liabilities	220.1	166.0
Current operating lease liabilities	9.1	9.2
Current portion of long-term debt	1.8	1.7
Total current liabilities	375.1	315.3
Long-term debt, less current portion	1,069.3	918.4
Noncurrent operating lease liabilities	48.8	50.3
Deferred income taxes	266.2	257.8
Other noncurrent liabilities	164.2	112.0
Total liabilities	1,923.6	1,653.8

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at September 27, 2025 and March 29, 2025, respectively; issued shares: 0 at September 27, 2025 and March 29, 2025, respectively	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at September 27, 2025 and March 29, 2025, respectively; issued shares: 32,693,506 and 32,522,189 at September 27, 2025 and March 29, 2025, respectively	0.3	0.3
Additional paid-in capital	1,715.8	1,682.5
Accumulated other comprehensive income/(loss)	5.3	(1.4)
Retained earnings	1,579.1	1,450.6
Treasury stock, at cost; 1,081,252 shares and 1,046,569 shares at September 27, 2025 and March 29, 2025, respectively	(113.3)	(100.6)
Total stockholders’ equity	3,187.2	3,031.4
Total liabilities and stockholders’ equity	$5,110.8	$4,685.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$455.3	$397.9	$891.3	$804.2
Cost of sales	254.7	224.1	495.5	446.4
Gross margin	200.6	173.8	395.8	357.8
Operating expenses:
Selling, general and administrative	77.4	69.5	151.3	137.1
Other, net	25.4	18.2	45.6	37.1
Total operating expenses	102.8	87.7	196.9	174.2
Operating income	97.8	86.1	198.9	183.6
Interest expense, net	13.4	15.6	25.6	32.8
Other non-operating expense	1.0	1.1	2.2	1.5
Income before income taxes	83.4	69.4	171.1	149.3
Provision for income taxes	23.4	15.2	42.6	33.7
Net income	60.0	54.2	128.5	115.6
Preferred stock dividends	—	5.7	—	11.4
Net income attributable to common stockholders	$60.0	$48.5	$128.5	$104.2

Net income per common share attributable to common stockholders:
Basic	$1.90	$1.67	$4.09	$3.58
Diluted	$1.90	$1.65	$4.07	$3.55
Weighted average common shares:
Basic	31,493,205	29,124,564	31,434,032	29,089,692
Diluted	31,615,328	29,336,466	31,585,721	29,316,493

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$60.0	$54.2	$128.5	$115.6
Pension and postretirement liability adjustments, net of taxes (1)	0.4	0.6	0.7	0.6
Change in fair value of Interest Rate Swap (2)	0.0	(1.8)	0.1	(1.9)
Change in fair value of Cross Currency Swap (3)	0.0	(2.1)	(6.2)	(2.1)
Foreign currency translation adjustments	(1.4)	6.6	12.1	5.6
Total comprehensive income	$59.0	$57.5	$135.2	$117.8

(1)	These adjustments were net of tax expense of $0.1 and $0.1 for the three-month periods ended September 27, 2025 and September 28, 2024, respectively and net of tax expense of $0.2 and $0.1 for the six-month periods ended September 27, 2025, and September 28, 2024, respectively.

(2)	These adjustments were net of tax expense of $0.0 and net of tax benefit of $0.5 for the three-month periods ended September 27, 2025 and September 28, 2024, respectively and net of tax expense of $0.0 and net of tax benefit of $0.5 for the six-month periods ended September 27, 2025, and September 28, 2024, respectively.

(3)	These adjustments was net of tax expense of $0.0 and net of tax benefit of $0.6 for the three-month periods ended September 27, 2025 and September 28, 2024, respectively and net of tax benefit of $1.8 and $0.6 for the six-month periods ended September 27, 2025, and September 28, 2024, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 29, 2025	32,522,189	$0.3	—	—	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	—	—	68.5	—	—	68.5
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(33,281)	(12.1)	(12.1)
Exercise of equity awards	73,642	0.0	—	—	11.5	—	—	—	—	11.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	13,867	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.1	—	—	—	0.1
Change in fair value of Cross Currency Swap, net of tax benefit of $1.8	—	—	—	—	—	(6.2)	—	—	—	(6.2)
Issuance of awards previously classified as liability awards	33,339	—	—	—	5.0	—	—	—	—	5.0
Currency translation adjustments	—	—	—	—	—	13.5	—	—	—	13.5
Balance at June 28, 2025	32,643,037	$0.3	—	—	$1,703.4	$6.3	$1,519.1	(1,079,850)	$(112.7)	$3,116.4
Net income	—	—	—	—	—	—	60.0	—	—	60.0
Stock-based compensation	—	—	—	—	3.6	—	—	—	—	3.6
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(1,402)	(0.6)	(0.6)
Exercise of equity awards	50,475	0.0	—	—	8.8	—	—	—	—	8.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	(6)	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Change in fair value of Cross Currency Swap, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Currency translation adjustments	—	—	—	—	—	(1.4)	—	—	—	(1.4)
Balance at September 27, 2025	32,693,506	$0.3	—	—	$1,715.8	$5.3	$1,579.1	(1,081,252)	$(113.3)	$3,187.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	61.4	—	—	61.4
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(27,208)	(8.0)	(8.0)
Exercise of equity awards	8,642	0.0	—	—	1.2	—	—	—	—	1.2
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	27,399	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.0	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Currency translation adjustments	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Balance at June 29, 2024	30,263,485	$0.3	4,600,000	$0.0	$1,630.6	$(0.4)	$1,272.5	(1,042,261)	$(99.1)	$2,803.9
Net income	—	—	—	—	—	—	54.2	—	—	54.2
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(1,469)	(0.4)	(0.4)
Early conversion of mandatory convertible preferred stock to common stock	661	—	(1,500)	—	—	—	—	—	—	—
Exercise of equity awards	147,484	0.0	—	—	24.0	—	—	—	—	24.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.6	—	—	—	0.6
Issuance of restricted stock, net of forfeitures	(269)	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.5	—	—	—	—	—	(1.8)	—	—	—	(1.8)
Change in fair value of Cross Currency Swap, net of tax benefit of $0.6	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Currency translation adjustments	—	—	—	—	—	6.6	—	—	—	6.6
Balance at September 28, 2024	30,411,361	$0.3	4,598,500	$0.0	$1,658.6	$2.9	$1,321.0	(1,043,730)	$(99.5)	$2,883.3

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$128.5	$115.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.5	60.2
Deferred income taxes	8.9	(10.2)
Amortization of deferred financing costs	1.5	1.0
Stock-based compensation	14.0	13.1
Noncash operating lease expense	3.5	3.2
Loss on disposition of assets	0.1	0.1
Restructuring and other noncash charges	4.0	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	42.0	0.8
Inventory	(48.2)	(20.7)
Prepaid expenses and other current assets	(7.3)	(7.0)
Other noncurrent assets	(7.7)	(2.0)
Accounts payable	(1.5)	11.0
Accrued expenses and other current liabilities	3.4	(16.2)
Other noncurrent liabilities	4.7	(8.5)
Net cash provided by operating activities	208.4	140.4

Cash flows from investing activities:
Capital expenditures	(32.4)	(25.2)
Acquisition of business	(275.0)	—
Net cash used in investing activities	(307.4)	(25.2)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	200.0	—
Repayments of revolving credit facilities	(5.0)	(20.4)
Repayments of term loans	(45.0)	(75.0)
Repayments of notes payable	(1.3)	(1.3)
Proceeds from mortgage	—	4.5
Principal payments on finance lease obligations	(2.3)	(2.1)
Preferred stock dividends paid	—	(11.5)
Exercise of equity awards	20.3	25.2
Tax withholding for common stock issued under equity incentive plans	(12.7)	(8.4)
Net cash provided by/(used in) financing activities	154.0	(89.0)

Effect of exchange rate changes on cash	(0.6)	(0.6)

Cash:
Increase/(decrease) during the period	54.4	25.6
Cash, at beginning of period	36.8	63.5
Cash, at end of period	$91.2	$89.1

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$41.6	$57.9
Interest	24.3	28.8

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

The results of operations for the three-month and six-month periods ended September 27, 2025 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2026. The three-month periods ended September 27, 2025 and September 28, 2024 each included 13 weeks. The six-month periods ended September 27, 2025 and September 28, 2024 each included 26 weeks.

All dollar amounts contained in these financial statements and footnotes are stated in millions, except for per share data.

VACCO Acquisition

On July 18, 2025, the Company acquired VACCO Industries (“VACCO”) from ESCO Technologies Inc. for approximately $275.0, subject to certain adjustments. Refer to Note 14 for further details regarding this transaction.

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

Recent Accounting Standards Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As of September 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of September 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software. The new standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. As of September 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Aerospace/Defense	$198.8	$143.2	$363.4	$292.3
Industrial	256.5	254.7	527.9	511.9
Total	$455.3	$397.9	$891.3	$804.2

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$406.2	$352.4	$794.7	$712.5
International	49.1	45.5	96.6	91.7
Total	$455.3	$397.9	$891.3	$804.2

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Point-in-time	94%	98%	96%	97%
Over time	6%	2%	4%	3%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers, for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $998.7 at September 27, 2025. The Company expects to recognize revenue on approximately 47% and 72% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of September 27, 2025 and March 29, 2025, current contract assets were $26.1 and $6.6, respectively, and are included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in current contract assets was primarily due to current contract assets acquired as part of the VACCO acquisition. In addition, we had amounts billed to customers during the period partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing. As of September 27, 2025 and March 29, 2025, the Company had noncurrent contract assets of $3.5 and $0.0, respectively, which were included within other noncurrent assets on the consolidated balance sheets.

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

As of September 27, 2025 and March 29, 2025, current contract liabilities were $70.6 and $32.7, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to current contract liabilities acquired as part of the VACCO acquisition. In addition, we had reclassified certain advance payments received from customers from the noncurrent portion of contract liabilities to current liabilities, and was partially offset by revenue recognized on customer contracts. For the three and six months ended September 27, 2025, the Company recognized revenues of $7.1 and $14.0 that were included in the contract liability balance as of March 29, 2025. For the three and six months ended September 28, 2024, the Company recognized revenues of $5.9 and $11.6 that were included in the contract liability balance at March 30, 2024.

As of September 27, 2025 and March 29, 2025, noncurrent contract liabilities were $53.5 and $12.1, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the acquisition of VACCO, partially offset by the reclassification of a portion of advance payments received to the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $41.5 and $40.0 at September 27, 2025 and March 29, 2025, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 29, 2025	$(6.5)	$(0.2)	$(0.2)	$5.5	$(1.4)
Reclassification to net income	—	(0.0)	—	—	(0.0)
Change in pension and postretirement liability	—	—	—	0.7	0.7
Net gain on foreign currency translation	12.1	—	—	—	12.1
Gain on Interest Rate Swap, net of taxes	—	0.1	—	—	0.1
Loss on Cross Currency Swap, net of taxes	—	—	(6.2)	—	(6.2)
Net current period other comprehensive income/(loss)	12.1	0.1	(6.2)	0.7	6.7
Balance at September 27, 2025	$5.6	$(0.1)	$(6.4)	$6.2	$5.3

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

As of September 28, 2024, there were 4,598,500 shares of our 5.00% Series A Mandatory Convertible Preferred Stock (the “MCPS”) outstanding. For the three-month and six-month period ended September 28, 2024, the effect of assuming the conversion of the 4,598,500 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per-share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statement of operations, for purposes of calculating the numerator in the diluted net income per share attributable to common stockholders.

For the three months ended September 27, 2025, 58,293 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the six months ended September 27, 2025, 63,163 employee stock options and 100 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

For the three months ended September 28, 2024, 50,205 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the six months ended September 28, 2024, 60,907 employee stock options and 3,250 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share attributable to common stockholders.

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net income	$60.0	$54.2	$128.5	$115.6
Preferred stock dividends	—	5.7	—	11.4
Net income attributable to common stockholders	$60.0	$48.5	$128.5	$104.2
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	31,493,205	29,124,564	31,434,032	29,089,692
Effect of dilution due to contingently issuable shares related to performance-based awards	6,682	—	7,344	—
Effect of dilution due to employee stock awards	115,441	211,902	144,345	226,801
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	31,615,328	29,336,466	31,585,721	29,316,493

Basic net income per share attributable to common stockholders	$1.90	$1.67	$4.09	$3.58

Diluted net income per share attributable to common stockholders	$1.90	$1.65	$4.07	$3.55

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

The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $486.7 and $470.5 at September 27, 2025 and March 29, 2025, respectively. The carrying value of this debt was $495.6 at September 27, 2025 and $495.1 at March 29, 2025. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Interest Rate Swap (as defined in Note 13) was a liability of $0.1 and $0.3 at September 27, 2025 and March 29, 2025, respectively, and was measured using Level 2 inputs. The fair value of the Interest Rate Swap was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Interest Rate Swap, net of taxes, had accumulated other comprehensive loss of $0.1 and $0.2 as of September 27, 2025 and March 29, 2025, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss).

The fair value of the Cross Currency Swap (as defined in Note 13) was a liability of $8.1 and $0.2 at September 27, 2025 and March 29, 2025, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap, net of taxes, had accumulated other comprehensive loss of $6.4 and $0.2 as of September 27, 2025 and March 29, 2025, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the six month period ended September 27, 2025.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

The major classes of inventories are summarized below:

	September 27, 2025	March 29, 2025
Raw materials and work in process	32.8%	30.8%
Finished goods and components	67.2%	69.2%
	100.0%	100.0%

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/ Defense	Industrial	Total
March 29, 2025	$199.2	$1,673.0	$1,872.2
Acquisition(1)	109.9	—	109.9
Currency translation adjustments	—	3.1	3.1
September 27, 2025	$309.1	$1,676.1	$1,985.2

(1)	Goodwill associated with the acquisition of VACCO as discussed further in Note 14.

Intangible Assets

	Weighted	September 27, 2025		March 29, 2025
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$23.1	$50.7	$22.2
Customer relationships and lists	24	1,378.8	243.5	1,301.0	215.1
Trade names	24	224.7	46.0	217.2	41.8
Patents and trademarks	15	10.1	6.7	10.0	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	28.5	18.5	21.7	14.5
Other	4	37.9	2.9	1.6	1.3
		1,731.1	341.1	1,602.6	301.8
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	23	$1,755.4	$341.1	$1,626.9	$301.8

Amortization expense for definite-lived intangible assets during the three-month periods ended September 27, 2025 and September 28, 2024 was $20.7 and $17.9, respectively. Amortization expense for definite-lived intangible assets during the six-month periods ended September 27, 2025 and September 28, 2024 was $38.6 and $35.7, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2026 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2026	$43.5
Fiscal 2027	82.8
Fiscal 2028	78.2
Fiscal 2029	77.9
Fiscal 2030	72.5
Fiscal 2031	69.3
Fiscal 2032 and thereafter	965.8

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	September 27, 2025	March 29, 2025
Employee compensation and related benefits	$60.7	$45.2
Taxes	6.0	11.1
Contract liabilities	70.6	32.7
Accrued rebates	41.5	40.0
Workers compensation and insurance	0.9	0.5
Current finance lease liabilities	5.8	5.9
Interest	12.0	12.2
Legal	1.9	2.1
Returns and warranties	10.1	9.4
Other	10.6	6.9
	$220.1	$166.0

10. Debt

Domestic Credit Facility

In fiscal 2022, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer, and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial, Inc. (“Dodge”) and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”). Debt issuance costs associated with the Credit Agreement totaled $14.9 and are being amortized through November 2026.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to 2.00% (reduced to 1.75% after September 27, 2025 with respect to loans under the Revolving Credit Facility) depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of September 27, 2025, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%. A portion of the Term Loan is subject to a fixed-rate interest swap as discussed in Note 13.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026 and $368.0 for fiscal 2027. As of September 27, 2025, the Revolving Credit Facility was set to expire in November 2026 but was subsequently extended to October 2030. See Note 15. All amounts outstanding under the Revolving Credit Facility will be payable on its expiration date.

The Credit Agreement requires the Company to comply with various covenants, including the following financial covenants: (a) a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)); and (b) a minimum Interest Coverage Ratio of 2.00:1.00. As of September 27, 2025 the Company was in compliance with all debt covenants. The Interest Coverage Ratio covenant was removed from the Credit Agreement after September 27, 2025. See Note 15.

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

As of September 27, 2025, $368.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $200.0 of the Revolving Credit Facility had been used to fund the purchase of VACCO which is discussed in Note 14. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of September 27, 2025. On September 30, 2025, the Company paid $40.0 on the Term Loan.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.1 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of September 27, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all our borrowing facilities are as follows:

	September 27, 2025	March 29, 2025
Revolving and term loan facilities	$568.0	$418.0
Senior notes	500.0	500.0
Debt issuance costs	(6.8)	(8.3)
Other	9.9	10.4
Total debt	1,071.1	920.1
Less: current portion	1.8	1.7
Long-term debt	$1,069.3	$918.4

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

The effective income tax rates for the three-month periods ended September 27, 2025 and September 28, 2024, were 28.0% and 21.9%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended September 27, 2025 of 28.0% included $0.3 of discrete tax benefits associated with stock-based compensation offset by $2.4 of other items, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the three-month period ended September 27, 2025 would have been 25.6%. The effective income tax rate for the three-month period ended September 28, 2024 of 21.9% included $1.1 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other discrete tax expenses. The effective income tax rate without discrete items for the three-month period ended September 28, 2024 would have been 23.4%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1.5.

The effective income tax rate for the six-month period ended September 27, 2025 was 24.9% compared to 22.6% for the six-month period ended September 28, 2024. The effective income tax rate for the six-month period ended September 27, 2025 of 24.9% included $2.6 of discrete tax benefits associated with stock-based compensation offset by $3.6 of other discrete tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the six-month period ended September 27, 2025 would have been 24.3%. The effective income tax rate for the six-month period ended September 28, 2024 of 22.6% included $1.7 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other discrete tax expenses. The effective income tax rate without discrete items for the six-month period ended September 28, 2024 would have been 23.6%.

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

One Big Beautiful Bill Act

On July 4, 2025, the U.S. enacted new legislation, Public Law No: 119-21, The One Big Beautiful Bill Act ("The Act"). The Act includes several U.S. corporate tax provisions, including restoring immediate deductibility of certain capital expenditures, restoring full expensing of domestic research and development costs, and changes in the computations of U.S. taxation on international earnings. As the Company continues to analyze the changes in tax law, we expect the provisions of the legislation to result in a favorable timing shift in our U.S. cash tax payments, with no material impact on our FY 2026 effective tax rate. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the Act to our financial statements and has reflected the effects within the consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net External Sales:
Aerospace/Defense	$198.8	$143.2	$363.4	$292.3
Industrial	256.5	254.7	527.9	511.9
	$455.3	$397.9	$891.3	$804.2
Cost of Sales:
Aerospace/Defense	$121.9	$86.4	$216.3	$172.4
Industrial	132.8	137.7	279.2	274.0
	$254.7	$224.1	$495.5	$446.4
Gross Margin:
Aerospace/Defense	$76.9	$56.8	$147.1	$119.9
Industrial	123.7	117.0	248.7	237.9
	$200.6	$173.8	$395.8	$357.8
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(77.4)	$(69.5)	$(151.3)	$(137.1)
Other, net	(25.4)	(18.2)	(45.6)	(37.1)
Interest expense, net	(13.4)	(15.6)	(25.6)	(32.8)
Other non-operating (expense)/income	(1.0)	(1.1)	(2.2)	(1.5)
Income before income taxes	$83.4	$69.4	$171.1	$149.3

Capital Expenditures:
Aerospace/Defense	$8.7	$5.4	$15.3	$9.2
Industrial	5.4	10.6	10.0	14.8
Corporate	2.6	0.2	7.1	1.2
	$16.7	$16.2	$32.4	$25.2
Depreciation & Amortization:
Aerospace/Defense	$8.6	$5.3	$14.2	$10.5
Industrial	22.5	24.0	45.0	47.8
Corporate	1.8	0.9	3.3	1.9
	$32.9	$30.2	$62.5	$60.2
Geographic External Sales:
Domestic	$406.2	$352.4	$794.7	$712.5
Foreign (1)	49.1	45.5	96.6	91.7
	$455.3	$397.9	$891.3	$804.2

	September 27, 2025	March 29, 2025
Total Assets:
Aerospace/Defense	$1,425.9	$1,010.8
Industrial	3,566.2	3,594.0
Corporate	118.7	80.4
	$5,110.8	$4,685.2
Geographic Long-Lived Assets:
Domestic	$392.8	$347.0
Foreign (2)	72.0	70.6
	$464.8	$417.6

(1)	Primarily attributable to Switzerland, Canada and Mexico.
(2)	Primarily attributable to Switzerland and Mexico.

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

In fiscal 2023, the Company entered into a three-year U.S. dollar-denominated interest rate swap ( the “Interest Rate Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional is $100.0 as of September 27, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. As of September 27, 2025, after giving effect to the Interest Rate Swap, approximately 57% of our debt bears interest at a fixed rate. The notional on the Interest Rate Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Interest Rate Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $0.1 loss and a $0.2 loss at September 27, 2025 and March 29, 2025, respectively. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Interest Rate Swap and will be included in the operating section of the Company’s consolidated statements of cash flows.

On August 12, 2024, the Company entered into a three-year cross currency swap (the “Cross Currency Swap”) with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $6.4 loss and $0.2 loss at September 27, 2025 and March 29, 2025, respectively. The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the six month period ended September 27, 2025.

14. VACCO Acquisition

On July 18, 2025, the Company acquired the issued and outstanding capital stock of VACCO from ESCO Technologies Inc. for approximately $275.0, subject to certain adjustments. The purchase price was paid with cash, $200.0 of which was drawn down from our Revolving Credit Facility, and the remaining $75.0 was paid from cash on hand. VACCO, which is based in South El Monte, California, is a manufacturer of valves, manifolds, regulators, filters and other precision components and subsystems for space and naval defense applications. This acquisition further broadened our extensive design, engineering and manufacturing capabilities, expanded our product portfolio and added to our strong customer relationships. For federal income tax purposes, the Company made a Section 338(h)(10) election that will result in certain tax benefits in the future. The Company is still evaluating the tax benefits that will be recognized as a result of this election.

Acquisition costs incurred in the three- and six- month periods ended September 27, 2025 totaled $0.9 and $1.0 and were recorded as period expenses and included within other, net within the consolidated statements of operations. The Company accounted for the transaction as a business combination for accounting purposes and will be included within the aerospace/defense segment of the business. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

July 18, 2025
Accounts receivable	$11.2
Current contract assets	16.5
Inventory	64.0
Prepaid expenses	2.0
Property, plant and equipment	40.6
Noncurrent contract assets	2.5
Goodwill	109.9
Other intangible assets	123.1
Other noncurrent assets	0.7
Accounts payable	(6.9)
Current contract liabilities	(38.9)
Accrued expenses	(14.9)
Non-current contract liabilities	(34.8)
Net assets acquired	$275.0

The goodwill associated with this acquisition is the result of expected synergies from combining operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $123.1 was determined using the income approach and consists primarily of customer relationships, funded backlog and a trade name. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and funded backlog, and the relief-from-royalty method was utilized for the trade name. The fair value of these intangible assets is being amortized on a straight-line basis between four and 22 years.

15. Subsequent Event

On October 28, 2025, the Credit Agreement was amended to, among other things, (i) extend the expiration date of the Revolving Credit Facility from November 2026 to October 2030, (ii) eliminate the minimum Interest Coverage Ratio Covenant from the Credit Agreement, and (iii) reduce the margin cap within the pricing grid on Term SOFR-based loans under the Revolving Credit Facility from 2.00% to 1.75%.

On September 30, 2025, the Company paid down $40.0 on the Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this MD&A presentation are stated in millions except for per share amounts and backlog.

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

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 60 facilities in 11 countries, of which 43 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2026 will have 52 weeks and fiscal 2025 had 52 weeks. Both the second quarter of fiscal 2026 and the second quarter of fiscal 2025 had 13 weeks.

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

Outlook

Our net sales for the three-month period ended September 27, 2025 increased 14.4% compared to the same period last fiscal year. The increase in net sales was a result of a 38.8% increase in our Aerospace/Defense segment and a 0.7% increase in our Industrial segment. $24.7 of sales included this quarter came from VACCO, all of which were included in the Aerospace/Defense segment. Our backlog, as of September 27, 2025 was $1.6 billion, which included $0.5 billion of VACCO backlog, compared to $0.9 billion as of March 29, 2025. Our backlog includes orders with specific conditions (such as the timing of delivery or the requirement to obtain funding approvals prior to commencing work) and/or that are cancellable at the customer’s discretion.

We continue to see the expansion of our commercial aerospace business, which experienced a 21.6% increase in net sales for the three-month period ended September 27, 2025, which included $0.4 of sales from VACCO, versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by the increase in our backlog. Defense sales, which represented approximately 41.6% of segment sales during the quarter, were up 73.3% year over year, which included $24.3 of net sales from VACCO. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of defense orders in our backlog. Our industrial business continued to demonstrate strength in distribution across several major end markets, including mining and metals, warehousing, and aggregate & cement.

The Company expects net sales to be approximately $454.0 to $462.0 in the third quarter of fiscal 2026, compared to $394.4 in the third quarter of the prior year, for a growth rate of 15.1% to 17.1%. Organically (excluding net sales from VACCO) net sales are expected to grow 7.4% to 9.5% compared to the third quarter of the prior year.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of September 27, 2025, we had cash of $91.2, of which approximately $29.6 was cash held by our foreign operations. Following the end of the quarter we used $40.0 of our domestic cash to make a prepayment on the Term Loan.

Results of Operations

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Total net sales	$455.3	$397.9	$57.4	14.4%

Net income attributable to common stockholders	$60.0	$48.5	$11.5	23.7%

Net income per-share attributable to common stockholders: diluted	$1.90	$1.65
Weighted average common shares: diluted	31,615,328	29,336,466

Our net sales for the three-month period ended September 27, 2025 increased 14.4% compared to the same period last fiscal year. Net sales in our Industrial segment increased 0.7% against a strong quarter in the prior fiscal year. Net sales to aggregate & cement, food & beverage, grain, warehousing, and parcel & baggage markets increased during the period while machine tools and OEM oil producer sales showed weakness compared to the prior year. Net sales in our Aerospace/Defense segment increased 38.8% year over year, including approximately $24.7 of net sales from VACCO. The 38.8% increase in sales was led by Defense sales, which were up 73.3% compared to the same period in the prior fiscal year, driven by marine and the acquisition of VACCO, which contributed $24.3 of net sales to these end markets. Commercial OEM and the aftermarket sales increased 21.6% compared to the same period in the prior fiscal year, including $0.4 of net sales from VACCO. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated.

Net income attributable to common stockholders for the second quarter of fiscal 2026 was $60.0 compared to $48.5 for the same period last fiscal year.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Total net sales	$891.3	$804.2	$87.1	10.8%

Net income attributable to common stockholders	$128.5	$104.2	$24.3	23.3%

Net income per-share attributable to common stockholders: diluted	$4.07	$3.55
Weighted average common shares: diluted	31,585,721	29,316,493

Our net sales for the six-month period ended September 27, 2025 increased 10.8% compared to the same period last fiscal year. Net sales in our Industrial segment increased 3.1% compared to the prior fiscal year. Net sales to aggregate and cement, and warehousing, parcel & baggage markets increased during the period. Net sales in our Aerospace/Defense segment increased 24.3% year over year, including $24.7 of net sales from VACCO. The increase in sales was led by Defense sales, which were up 41.3% compared to the same period in the prior fiscal year, driven by marine and the acquisition of VACCO, which contributed $24.3 of net sales to these end markets. Commercial OEM and the aftermarket sales increased 15.6% compared to the same period in the prior fiscal year, including $0.4 of net sales from VACCO. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated, as well as expansion in the aftermarket.

Net income attributable to common stockholders for the six months ended September 27, 2025 was $128.5 compared to $104.2 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Gross Margin	$200.6	$173.8	$26.8	15.4%
% of net sales	44.1%	43.7%

Gross margin remained strong at 44.1% of net sales for the second quarter of fiscal 2026 compared to 43.7% for the second quarter of fiscal 2025. Gross margin for the second quarter of fiscal 2026 included $0.4 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $3.3 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Gross Margin	$395.8	$357.8	$38.0	10.6%
% of net sales	44.4%	44.5%

Gross margin remained strong at 44.4% of net sales for the six months ended September 27, 2025 compared to 44.5% for the same period last fiscal year. Gross margin in fiscal 2026 was impacted by $3.3 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $3.3 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

Selling, General and Administrative

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

SG&A	$77.4	$69.5	$7.9	11.4%
% of net sales	17.0%	17.5%

SG&A for the second quarter of fiscal 2026 was $77.4, or 17.0% of net sales, as compared to $69.5, or 17.5% of net sales, for the same period of fiscal 2025. The increase in SG&A is primarily driven by our continued investment in human capital as we grow the business and $2.9 from the inclusion of VACCO.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

SG&A	$151.3	$137.1	$14.2	10.4%
% of net sales	17.0%	17.0%

SG&A for the six months ended September 27, 2025 was $151.3, or 17.0% of net sales, as compared to $137.1, or 17.0% of net sales, for the same period of fiscal 2025. The increase in SG&A was primarily driven by increased personnel costs and $2.9 from the inclusion of VACCO.

Other, Net

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Other, net	$25.4	$18.2	$7.2	39.6%
% of net sales	5.6%	4.6%

Other operating expenses for the second quarter of fiscal 2026 totaled $25.4 compared to $18.2 for the same period last fiscal year. For the second quarter of fiscal 2026, other operating expenses included $20.7 of amortization of intangible assets, $2.6 of restructuring costs, $0.9 of acquisition costs and $1.2 of other expense items. $2.7 of the amortization expense incurred during the period was related to acquired intangible assets from the VACCO deal. For the second quarter of fiscal 2025, other operating expenses included $17.9 of amortization of intangible assets and $0.5 of restructuring costs offset by $0.2 of other items.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Other, net	$45.6	$37.1	$8.5	22.9%
% of net sales	5.1%	4.6%

Other operating expenses for the first six months of fiscal 2026 totaled $45.6 compared to $37.1 for the same period last fiscal year. For the first six months of fiscal 2026, other operating expenses were comprised primarily of $38.6 of amortization of intangible assets, $3.8 of restructuring costs, $1.0 of acquisition costs and $2.2 of other items. For the first six months of fiscal 2025, other operating expenses were comprised primarily of $35.7 of amortization of intangible assets, $0.5 of restructuring costs, and $0.9 of other items.

Interest Expense, Net

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Interest expense, net	$13.4	$15.6	$(2.2)	(14.1)%
% of net sales	2.9%	3.9%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below).

Interest expense, net, was $13.4 for the second quarter of fiscal 2026 compared to $15.6 for the same period last fiscal year. The decrease in interest expense between the periods was due to the debt reduction efforts, partially offset by the impact of a $200.0 draw on the Revolving Credit Facility to fund part of the VACCO acquisition. In addition, the Cross Currency Swap has enabled us to better manage interest costs.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Interest expense, net	$25.6	$32.8	$(7.2)	(22.0)%
% of net sales	2.9%	4.1%

Interest expense, net, was $25.6 for the first six months of fiscal 2026 compared to $32.8 for the same period last fiscal year. The decrease was mainly attributable to our debt reduction efforts, partially offset by the impact of a $200.0 draw on the Revolver to fund the VACCO acquisition. In addition, the Cross Currency Swap has enabled us to better manage interest costs.

Other Non-Operating Expense

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Other non-operating expense	$1.0	$1.1	$(0.1)	(9.1)%
% of net sales	0.2%	0.2%

Other non-operating expenses were $1.0 for the second quarter of fiscal 2026 compared to $1.1 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Other non-operating expense	$2.2	$1.5	$0.7	46.7%
% of net sales	0.2%	0.2%

Other non-operating expenses were $2.2 for the first six months of fiscal 2026 compared to $1.5 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	September 27, 2025	September 28, 2024

Income tax expense	$23.4	$15.2
Effective tax rate	28.0%	21.9%

Income tax expense for the three-month period ended September 27, 2025 was $23.4 compared to $15.2 for the three-month period ended September 28, 2024. Our effective income tax rate for the three-month period ended September 27, 2025 was 28.0% compared to 21.9% for the three-month period ended September 28, 2024. The effective income tax rate for the three-month period ended September 27, 2025 of 28.0% included $0.3 of tax benefits associated with stock-based compensation offset by $2.4 of other items, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the three-month period ended September 27, 2025 would have been 25.6%. The effective income tax rate for the three-month period ended September 28, 2024 of 21.9% included $1.1 of discrete tax benefits associated with stock-based compensation which was slightly offset by $0.1 of other tax expenses. The effective income tax rate without discrete items for the three-month period ended September 28, 2024 would have been 23.4%.

	Six Months Ended
	September 27, 2025	September 28, 2024

Income tax expense	$42.6	$33.7
Effective tax rate	24.9%	22.6%

Income tax expense for the six-month period ended September 27, 2025 was $42.6 compared to $33.7 for the six-month period ended September 28, 2024. Our effective income tax rate for the six-month period ended September 27, 2025 was 24.9% compared to 22.6% for the six-month period ended September 28, 2024. The effective income tax rate for the six-month period ended September 27, 2025 of 24.9% included $2.6 of tax benefits associated with stock-based compensation offset by $3.6 of other tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the six-month period ended September 27, 2025 would have been 24.3%. The effective income tax rate for the six-month period ended September 28, 2024 of 22.6% included $1.7 of tax benefits associated with stock-based compensation which was slightly offset by $0.1 of other tax expenses. The effective income tax rate without discrete items for the six-month period ended September 28, 2024 would have been 23.6%.

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

Aerospace/Defense Segment

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Total net sales	$198.8	$143.2	$55.6	38.8%

Gross margin	$76.9	$56.8	$20.1	35.4%
% of segment net sales	38.7%	39.7%

SG&A	$14.4	$10.4	$4.0	38.5%
% of segment net sales	7.2%	7.2%

Net sales increased $55.6, or 38.8%, for the three months ended September 27, 2025 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $96.5 of OEM sales and $19.7 of distribution and aftermarket sales, increased by 21.6% compared to fiscal 2025 when OEM net sales were $75.4 and distribution and aftermarket net sales were $20.1. The OEM markets have continued to improve as build rates have steadily increased over the last several months. Our defense markets, which consisted of $62.5 of OEM and $20.1 of distribution and aftermarket, increased by 73.3% compared to fiscal 2025 when OEM net sales were $35.5 and distribution and aftermarket net sales were $12.2. The increase in defense sales was driven by marine and missiles and reflects continued growth in demand which is evident by our growing backlog. Net sales for the three months ended September 27, 2025 included $24.7 of net sales from VACCO, of which $0.4 were to commercial OEM markets, $18.7 were to defense OEM markets, and $5.6 were to defense distribution and aftermarket.

Gross margin as a percentage of segment net sales was 38.7% for the second quarter of fiscal 2026 compared to 39.7% for the same period last fiscal year. Gross margin for the second quarter of fiscal 2026 was unfavorably impacted by a $3.3 purchase accounting adjustment related to the VACCO acquisition. The decrease in gross margin as a percentage of net sales was primarily driven by this, partially offset by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. The effects of the purchase accounting are expected to cease during the first quarter of fiscal 2027. Including the impact of purchasing accounting, VACCO contributed $3.2 of gross margin in the second quarter of fiscal 2026.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Total net sales	$363.4	$292.3	$71.1	24.3%

Gross margin	$147.1	$119.9	$27.2	22.7%
% of segment net sales	40.5%	41.0%

SG&A	$26.4	$20.7	$5.7	27.5%
% of segment net sales	7.3%	7.1%

Net sales increased $71.1, or 24.3%, for the first six months of fiscal 2026 compared to the same period last fiscal year. The 24.3% increase was primarily driven by a 41.3% increase in our defense market, while our commercial aerospace market was up 15.6% year over year. Commercial aerospace net sales, which consisted of $180.1 of OEM net sales and $42.7 of distribution and aftermarket net sales, increased by 15.6% compared to fiscal 2025 when OEM net sales were $153.9 and distribution and aftermarket net sales were $38.9. Our defense markets, which consisted of $103.1 of OEM net sales and $37.5 of distribution and aftermarket net sales, increased by 41.3% compared to fiscal 2025 when OEM net sales were $75.7 and distribution and aftermarket net sales were $23.8. Net sales for the six months ended September 27, 2025 included $24.7 of net sales from VACCO, of which $0.4 were to commercial OEM markets, $18.7 were to defense OEM markets, and $5.6 were to defense distribution and aftermarket.

Gross margin as a percentage of segment net sales was 40.5% for the second quarter of fiscal 2026 compared to 41.0% for the same period last fiscal year. Gross margin for the second quarter of fiscal 2026 was unfavorably impacted by a $3.3 purchase accounting adjustment related to the VACCO acquisition partially offset by increased efficiencies achieved at the plants due to increased sales volumes and favorable product mix. VACCO contributed $3.2 of gross margin in the second quarter of fiscal 2026.

Industrial Segment

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Total net sales	$256.5	$254.7	$1.8	0.7%

Gross margin	$123.7	$117.0	$6.7	5.7%
% of segment net sales	48.2%	46.0%

SG&A	$34.1	$33.1	$1.0	3.0%
% of segment net sales	13.3%	13.0%

Net sales increased $1.8, or 0.7%, for the three months ended September 27, 2025 compared to the same period last fiscal year. We saw improvements in many of our end markets, including aggregate & cement, food & beverage, grain, warehousing, and parcel & baggage markets, partially offset by softness in machine tools and OEM oil producers. Industrial OEM sales were $78.7 and $82.7 for the three month periods ended September 27, 2025 and September 28, 2024, respectively. Industrial sales to distribution and the aftermarket were $177.8 and $172.0 for the three month periods ended September 27, 2025 and September 28, 2024, respectively.

Gross margin for the three months ended September 27, 2025 was 48.2% of net sales, compared to 46.0% in the comparable period in fiscal 2025. Gross margin for the three months ended September 27, 2025 was impacted by $0.4 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

Total net sales	$527.9	$511.9	$16.0	3.1%

Gross margin	$248.7	$237.9	$10.8	4.5%
% of segment net sales	47.1%	46.5%

SG&A	$68.7	$67.2	$1.5	2.2%
% of segment net sales	13.0%	13.1%

Net sales increased $16.0, or 3.1%, for the first six months of fiscal 2026 compared to the same period last fiscal year. We saw strength in many of our end markets, including the mining and metals, aggregates & cement, logistics and warehousing, grain, and food & beverage markets offset by weakness in the power generation, machine tools and OEM oil producer markets. Industrial OEM sales were $157.2 and $164.5 for the six month periods ended September 27, 2025 and September 28, 2024, respectively. Industrial sales to distribution and the aftermarket were $370.7 and $347.4 for the six month periods ended September 27, 2025 and September 28, 2024, respectively.

Gross margin for the first six months of fiscal 2026 was 47.1% of net sales, compared to 46.5% in the same period last fiscal year. Gross margin for the six months ended September 27, 2025 was impacted by $3.3 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants. The increase in gross margin was driven by manufacturing efficiencies and product mix.

Corporate

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

SG&A	$28.9	$26.0	$2.9	11.2%
% of total net sales	6.3%	6.5%

Corporate SG&A was $28.9, or 6.3% of net sales, for the second quarter of fiscal 2026 compared to $26.0, or 6.5% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to an increase in personnel costs, partially offset by a reduction in professional fees.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

SG&A	$56.2	$49.2	$7.0	14.2%
% of total net sales	6.3%	6.1%

Corporate SG&A increased $7.0 for the first six months of fiscal 2026 compared to the same period last fiscal year due to increases in personnel costs and stock compensation costs, partially offset by a reduction in professional fees.

Liquidity and Capital Resources

Our capital requirements include manufacturing equipment and materials. We have historically fueled our growth, in part, through acquisitions. We have historically met our working capital, capital expenditure and acquisition funding needs through our net cash flows provided by operations, various debt arrangements and public sales of equity. We believe that operating cash flows and available credit under the Revolving Credit Facility (which expires in October 2030) will provide adequate resources to fund internal growth initiatives for at least the next 12 months.

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

Liquidity

As of September 27, 2025, we had cash of $91.2, of which approximately $29.6 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries, with the exception of our Canadian operations as there are no current plans to expand the sales operations within that jurisdiction. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022 and amended in fiscal 2023 and again on October 28, 2025, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan, depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of September 27, 2025, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%. A portion of the Term Loan is subject to a fixed-rate interest swap.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026, and $368.0 for fiscal 2027. The Revolving Credit Facility expires in October 2030, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 4.50:1.00 (provided that, such maximum ratio may be increased by the Company by 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)).

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

As of September 27, 2025, $368.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $200.0 of the Revolving Credit Facility had been used to fund the purchase of VACCO. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of September 27, 2025. On September 30, 2025, the Company paid $40.0 on the Term Loan.

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

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $6.1 USD) credit line to provide future working capital, if necessary. As of September 27, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

The Company is exposed to market risks relating to fluctuations in interest rates.

To hedge against this risk, in fiscal 2023, the Company entered into the Interest Rate Swap with a third-party financial counterparty under the Credit Agreement. The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $100.0 as of September 27, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap amortizes as follows:

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

Cash Flows

Six-month Period Ended September 27, 2025 Compared to the Six-month Period Ended September 28, 2024

The following table summarizes our cash flow activities:

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change
Net cash provided by/(used in):
Operating activities	$208.4	$140.4	$68.0
Investing activities	(307.4)	(25.2)	(282.2)
Financing activities	154.0	(89.0)	243.0
Effect of exchange rate changes on cash	(0.6)	(0.6)	0.0
Increase/(decrease) in cash	$54.4	$25.6	$28.8

During the first six months of fiscal 2026, we generated cash of $208.4 from operating activities compared to $140.4 during the same period of fiscal 2025. The increase of $68.0 was the result of an increase in net income of $12.9, a favorable change in operating assets and liabilities of $28.0 and a favorable impact of non-cash activity of $27.1. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $0.9 more stock-based compensation, $0.5 more amortization of deferred financing costs, $4.0 more restructuring costs, $2.3 more in depreciation and amortization, $0.3 more amortization of operating leases and $19.1 more of deferred taxes.

The following table summarizes the impact on cash flow from operating assets and liabilities for the second quarter of fiscal 2026 versus the second quarter of fiscal 2025.

	Six Months Ended
	September 27, 2025	September 28, 2024	$ Change
Cash provided by/(used in):
Accounts receivable	$42.0	$0.8	$41.2
Inventory	(48.2)	(20.7)	(27.5)
Prepaid expenses and other current assets	(7.3)	(7.0)	(0.3)
Other noncurrent assets	(7.7)	(2.0)	(5.7)
Accounts payable	(1.5)	11.0	(12.5)
Accrued expenses and other current liabilities	3.4	(16.2)	19.6
Other noncurrent liabilities	4.7	(8.5)	13.2
Total change in operating assets and liabilities:	$(14.6)	$(42.6)	$28.0

During the first six months of fiscal 2026, we used $307.4 for investing activities as compared to $25.2 used in the first six months of fiscal 2025. This increase in cash used was attributable to a $7.2 increase in capital expenditures and the VACCO acquisition of $275.0.

During the first six months of fiscal 2026, cash provided by financing activity was $154.0 compared to $89.0 of cash used in financing activity in the first six months of fiscal 2025. This increase in cash provided was primarily attributable to $200.0 in proceeds received from the Revolving Credit Facility in connection with the VACCO acquisition. Additionally, we had $30.0 less payments made on the Term Loan, $11.5 less in preferred stock dividends paid and $15.4 less in revolving credit facilities payments, partially offset by $4.9 less in exercises of stock-based awards, $4.3 more repurchases of common stock, $0.2 more payments on finance lease obligations and $4.5 less in proceeds received from mortgage.

Capital Expenditures

Our capital expenditures were $32.4 for the six-month period ended September 27, 2025 compared to $25.2 for the six-month period ended September 28, 2024. We expect capital expenditures for fiscal 2026 will be between 3.0% to 3.5% of our net sales for the fiscal year. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of the Credit Agreement and the Senior Notes. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the second quarter of fiscal 2026.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 13 in Part I, Item I of this report, we have utilized an interest rate swap to fix a portion of the variable rate interest expense associated with the Term Loan. As of September 27, 2025, approximately 57% of our debt bears interest at a fixed rate, after giving effect to the interest rate swap agreement in place.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

● Australia – Australian dollar	● India – rupee
● Canada – Canadian dollar	● Mexico – peso
● China – Chinese yuan	● Poland – zloty
● France and Germany – euro	● Switzerland – Swiss franc
● England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations for both the three-month and six-month period ended September 27, 2025 and the three-month and six-month period ended September 28, 2024. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of September 27, 2025, the Company had a cross currency swap, which is discussed in further detail within Notes 6 and 13 in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 27, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2025, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first six months of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

As discussed within Note 14 included within Part I, Item 1 of this report, we acquired VACCO on July 18, 2025. We are currently in the process of integrating the internal controls and procedures of VACCO into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of VACCO in our annual assessment of the effectiveness of our internal control over financial reporting for our 2027 fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter ended September 27, 2025 and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the second quarter of fiscal 2026, we did not issue any common stock that was not registered under the Securities Act of 1933.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended September 27, 2025 are as follows:

Period	Total number of shares purchased(1)	Average price paid per-share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
06/29/2025 – 07/26/2025	513	$376.71	—	$100.0
07/27/2025 – 08/23/2025	851	394.74	—	100.0
08/24/2025 – 09/27/2025	38	385.05	—	$100.0
Total	1,402	$387.88	—

(1)	Consists of shares of RBC stock repurchased from employees upon the award or vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.
(2)	The closing price for our stock on the trading day immediately preceding the stock award or vesting date.
(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of September 27, 2025, the Company has not repurchased any shares pursuant to this program.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	October 31, 2025

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	October 31, 2025