Form 10-Q
period 2025-12-27
RBC Bearings INC
filed 2026-02-05
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

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

As of January 30, 2026, RBC Bearings Incorporated had 31,618,961 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(dollars in millions, except per share data)

	December 27, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$107.6	$36.8
Accounts receivable, net of allowance for credit losses of $5.8 at December 27, 2025 and $5.4 at March 29, 2025	285.8	307.6
Inventory	781.5	654.5
Prepaid expenses and other current assets	45.9	28.4
Total current assets	1,220.8	1,027.3
Property, plant and equipment, net	416.7	359.0
Operating lease assets	59.0	58.6
Goodwill	1,987.7	1,872.2
Intangible assets, net	1,395.9	1,325.1
Other noncurrent assets	61.5	43.0
Total assets	$5,141.6	$4,685.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141.7	$138.4
Accrued expenses and other current liabilities	216.3	166.0
Current operating lease liabilities	9.8	9.2
Current portion of long-term debt	288.6	1.7
Total current liabilities	656.4	315.3
Long-term debt, less current portion	701.6	918.4
Noncurrent operating lease liabilities	49.9	50.3
Deferred income taxes	270.1	257.8
Other noncurrent liabilities	202.5	112.0
Total liabilities	1,880.5	1,653.8

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares: 10,000,000 at December 27, 2025 and March 29, 2025, respectively; issued shares: 0 at December 27, 2025 and March 29, 2025, respectively	—	—
Common stock, $.01 par value; authorized shares: 60,000,000 at December 27, 2025 and March 29, 2025, respectively; issued shares: 32,701,233 and 32,522,189 at December 27, 2025 and March 29, 2025, respectively	0.3	0.3
Additional paid-in capital	1,720.9	1,682.5
Accumulated other comprehensive income/(loss)	7.2	(1.4)
Retained earnings	1,646.5	1,450.6
Treasury stock, at cost; 1,082,526 shares and 1,046,569 shares at December 27, 2025 and March 29, 2025, respectively	(113.8)	(100.6)
Total stockholders’ equity	3,261.1	3,031.4
Total liabilities and stockholders’ equity	$5,141.6	$4,685.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(dollars in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net sales	$461.6	$394.4	$1,352.9	$1,198.6
Cost of sales	257.2	219.5	752.7	665.9
Gross margin	204.4	174.9	600.2	532.7
Operating expenses:
Selling, general and administrative	77.9	70.1	229.2	207.2
Other, net	23.5	19.2	69.1	56.3
Total operating expenses	101.4	89.3	298.3	263.5
Operating income	103.0	85.6	301.9	269.2
Interest expense, net	13.0	14.2	38.6	47.0
Other non-operating (income)/expense	0.7	(3.3)	2.9	(1.8)
Income before income taxes	89.3	74.7	260.4	224.0
Provision for income taxes	21.9	16.8	64.5	50.5
Net income	67.4	57.9	195.9	173.5
Preferred stock dividends	—	1.0	—	12.4
Net income attributable to common stockholders	$67.4	$56.9	$195.9	$161.1

Net income per common share attributable to common stockholders:
Basic	$2.14	$1.83	$6.23	$5.42
Diluted	$2.13	$1.82	$6.20	$5.38
Weighted average common shares:
Basic	31,522,574	31,041,126	31,463,546	29,740,170
Diluted	31,644,592	31,222,623	31,606,334	29,953,883

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income/(Loss)

(dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income	$67.4	$57.9	$195.9	$173.5
Pension and postretirement liability adjustments, net of taxes (1)	0.0	0.3	0.7	0.9
Change in fair value of Interest Rate Swap (2)	0.2	0.3	0.3	(1.6)
Change in fair value of Cross Currency Swap (3)	(0.4)	2.5	(6.6)	0.4
Foreign currency translation adjustments	2.1	(12.0)	14.2	(6.4)
Total comprehensive income	$69.3	$49.0	$204.5	$166.8

(1)	These adjustments were net of tax expense of $0.0 and $0.0 for the three-month periods ended December 27, 2025 and December 28, 2024, respectively, and net of tax expense of $0.2 and $0.1 for the nine-month periods ended December 27, 2025, and December 28, 2024, respectively.

(2)	These adjustments were net of tax expense of $0.0 and $0.1 for the three-month periods ended December 27, 2025 and December 28, 2024, respectively, and net of tax expense of $0.0 and net of tax benefit of $0.4 for the nine-month periods ended December 27, 2025, and December 28, 2024, respectively.

(3)	These adjustments were net of tax benefit of $0.1 and net of tax expense $0.7 for the three-month periods ended December 27, 2025 and December 28, 2024, respectively, and net of tax benefit of $1.9 and net of tax expense of $0.1 for the nine-month periods ended December 27, 2025, and December 28, 2024, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 29, 2025	32,522,189	$0.3	—	—	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	—	—	68.5	—	—	68.5
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(33,281)	(12.1)	(12.1)
Exercise of equity awards	73,642	0.0	—	—	11.5	—	—	—	—	11.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	13,867	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.1	—	—	—	0.1
Change in fair value of Cross Currency Swap, net of tax benefit of $1.8	—	—	—	—	—	(6.2)	—	—	—	(6.2)
Issuance of awards previously classified as liability awards	33,339	—	—	—	5.0	—	—	—	—	5.0
Currency translation adjustments	—	—	—	—	—	13.5	—	—	—	13.5
Balance at June 28, 2025	32,643,037	$0.3	—	—	$1,703.4	$6.3	$1,519.1	(1,079,850)	$(112.7)	$3,116.4
Net income	—	—	—	—	—	—	60.0	—	—	60.0
Stock-based compensation	—	—	—	—	3.6	—	—	—	—	3.6
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(1,402)	(0.6)	(0.6)
Exercise of equity awards	50,475	0.0	—	—	8.8	—	—	—	—	8.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	(6)	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Change in fair value of Cross Currency Swap, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Currency translation adjustments	—	—	—	—	—	(1.4)	—	—	—	(1.4)
Balance at September 27, 2025	32,693,506	$0.3	—	—	$1,715.8	$5.3	$1,579.1	(1,081,252)	$(113.3)	$3,187.2
Net income	—	—	—	—	—	—	67.4	—	—	67.4
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(1,274)	(0.5)	(0.5)
Exercise of equity awards	8,007	0.0	—	—	1.4	—	—	—	—	1.4
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	(280)	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.2	—	—	—	0.2
Change in fair value of Cross Currency Swap, net of tax benefit of $0.1	—	—	—	—	—	(0.4)	—	—	—	(0.4)
Currency translation adjustments	—	—	—	—	—	2.1	—	—	—	2.1
Balance at December 27, 2025	32,701,233	$0.3	—	—	$1,720.9	$7.2	$1,646.5	(1,082,526)	$(113.8)	$3,261.1

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	61.4	—	—	61.4
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(27,208)	(8.0)	(8.0)
Exercise of equity awards	8,642	—	—	—	1.2	—	—	—	—	1.2
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	27,399	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.0	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Currency translation adjustments	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Balance at June 29, 2024	30,263,485	$0.3	4,600,000	$0.0	$1,630.6	$(0.4)	$1,272.5	(1,042,261)	$(99.1)	$2,803.9
Net income	—	—	—	—	—	—	54.2	—	—	54.2
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Preferred stock dividends	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(1,469)	(0.4)	(0.4)
Early conversion of mandatory convertible preferred stock to common stock	661	—	(1,500)	—	—	—	—	—	—	—
Exercise of equity awards	147,484	—	—	—	24.0	—	—	—	—	24.0
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	—	—	0.6	—	—	—	0.6
Issuance of restricted stock, net of forfeitures	(269)	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax benefit of $0.5	—	—	—	—	—	(1.8)	—	—	—	(1.8)
Change in fair value of Cross Currency Swap, net of tax benefit of $0.6	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Currency translation adjustments	—	—	—	—	—	6.6	—	—	—	6.6
Balance at September 28, 2024	30,411,361	$0.3	4,598,500	$0.0	$1,658.6	$2.9	$1,321.0	(1,043,730)	$(99.5)	$2,883.3
Net income	—	—	—	—	—	—	57.9	—	—	57.9
Stock-based compensation	—	—	—	—	2.9	—	—	—	—	2.9
Preferred stock dividends	—	—	—	—	—	—	(1.0)	—	—	(1.0)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(417)	(0.2)	(0.2)
Conversion of mandatory convertible preferred stock to common stock	2,029,294	—	(4,598,500)	—	—	—	—	—	—	—
Exercise of equity awards	33,772	—	—	—	4.8	—	—	—	—	4.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	14,265	—	—	—	0.4	—	—	—	—	0.4
Change in fair value of Interest Rate Swap, net of tax expense of $0.1	—	—	—	—	—	0.3	—	—	—	0.3
Change in fair value of Cross Currency Swap, net of tax expense of $0.7	—	—	—	—	—	2.5	—	—	—	2.5
Currency translation adjustments	—	—	—	—	—	(12.0)	—	—	—	(12.0)
Balance at December 28, 2024	32,488,692	$0.3	—	—	$1,666.7	$(6.0)	$1,377.9	(1,044,147)	$(99.7)	$2,939.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(dollars in millions)

(Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities:
Net income	$195.9	$173.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.4	89.9
Deferred income taxes	12.8	(13.4)
Amortization of deferred financing costs	2.4	1.7
Stock-based compensation	23.3	20.3
Noncash operating lease expense	5.3	4.6
Loss on disposition of assets	0.6	0.1
Restructuring and other noncash charges	4.0	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35.8	(2.4)
Inventory	(60.1)	(36.2)
Prepaid expenses and other current assets	(0.4)	(4.9)
Other noncurrent assets	(16.1)	(2.1)
Accounts payable	(4.0)	14.1
Accrued expenses and other current liabilities	(1.5)	(19.2)
Other noncurrent liabilities	37.1	(1.6)
Net cash provided by operating activities	330.5	224.4

Cash flows from investing activities:
Capital expenditures	(55.4)	(35.6)
Acquisition of business	(275.0)	-
Net cash used in investing activities	(330.4)	(35.6)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	200.0	40.0
Repayments of revolving credit facilities	(5.0)	(60.4)
Repayments of term loans	(125.0)	(175.0)
Repayments of notes payable	(1.5)	(1.4)
Finance fees paid in connection with credit facilities	(1.8)	-
Proceeds from mortgage	-	4.5
Principal payments on finance lease obligations	(3.4)	(3.2)
Preferred stock dividends paid	-	(17.2)
Exercise of equity awards	21.7	30.0
Tax withholding for common stock issued under equity incentive plans	(13.2)	(8.6)
Net cash provided by/(used in) financing activities	71.8	(191.3)

Effect of exchange rate changes on cash	(1.1)	(0.4)

Cash:
Increase/(decrease) during the period	70.8	(2.9)
Cash, at beginning of period	36.8	63.5
Cash, at end of period	$107.6	$60.6

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$53.5	$78.8
Interest	41.4	48.3

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

The results of operations for the three-month and nine-month periods ended December 27, 2025 are not necessarily indicative of the operating results for the entire fiscal year ending March 28, 2026. The three-month periods ended December 27, 2025 and December 28, 2024 each included 13 weeks. The nine-month periods ended December 27, 2025 and December 28, 2024 each included 39 weeks.

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

None.

Recent Accounting Standards Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As of December 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of December 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software. The new standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. As of December 27, 2025, the Company is evaluating the impact the standard will have on its consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Aerospace/Defense	$202.5	$143.2	$565.9	$435.5
Industrial	259.1	251.2	787.0	763.1
Total	$461.6	$394.4	$1,352.9	$1,198.6

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
United States	$413.3	$348.9	$1,208.0	$1,061.4
International	48.3	45.5	144.9	137.2
Total	$461.6	$394.4	$1,352.9	$1,198.6

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Point-in-time	95%	97%	95%	97%
Over time	5%	3%	5%	3%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers, for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $1,097.2 at December 27, 2025. The Company expects to recognize revenue on approximately 44% and 69% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As of December 27, 2025 and March 29, 2025, current contract assets were $21.1 and $6.6, respectively, and are included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in current contract assets was primarily due to current contract assets acquired as part of the VACCO acquisition and the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing partially offset by amounts billed to customers during the period. As of December 27, 2025 and March 29, 2025, the Company had noncurrent contract assets of $9.9 and $0.0, respectively, which were included within other noncurrent assets on the consolidated balance sheets. The increase in noncurrent contract assets was primarily due to the acquisition of VACCO.

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

As of December 27, 2025 and March 29, 2025, current contract liabilities were $58.0 and $32.7, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to current contract liabilities acquired as part of the VACCO acquisition and advance payments received partially offset by revenue recognized on customer contracts. For the three and nine months ended December 27, 2025, the Company recognized revenues of $16.3 and $30.3 that were included in the contract liability balance as of March 29, 2025. For the three and nine months ended December 28, 2024, the Company recognized revenues of $2.4 and $14.0 that were included in the contract liability balance at March 30, 2024.

As of December 27, 2025 and March 29, 2025, noncurrent contract liabilities were $88.2 and $12.1, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the acquisition of VACCO and advance payments received.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $49.4 and $40.0 at December 27, 2025 and March 29, 2025, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits.

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 29, 2025	$(6.5)	$(0.2)	$(0.2)	$5.5	$(1.4)
Reclassification to net income	—	(0.2)	—	—	(0.2)
Change in pension and postretirement liability	—	—	—	0.7	0.7
Net gain on foreign currency translation	14.2	—	—	—	14.2
Gain on Interest Rate Swap, net of taxes	—	0.5	—	—	0.5
Loss on Cross Currency Swap, net of taxes	—	—	(6.6)	—	(6.6)
Net current period other comprehensive income/(loss)	14.2	0.3	(6.6)	0.7	8.6
Balance at December 27, 2025	$7.7	$0.1	$(6.8)	$6.2	$7.2

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

For the three months ended December 27, 2025, 21,322 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the nine months ended December 27, 2025, 62,267 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. The inclusion of these employee stock options would have been anti-dilutive.

For the three months ended December 28, 2024, 51,783 employee stock options and 130 restricted shares were excluded from the calculation of diluted earnings per-share attributable to common stockholders. For the nine months ended December 28, 2024, 79,564 employee stock options and 12,605 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share attributable to common stockholders.

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

Net income	$67.4	$57.9	$195.9	$173.5
Preferred stock dividends	—	1.0	—	12.4
Net income attributable to common stockholders	$67.4	$56.9	$195.9	$161.1

Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	31,522,574	31,041,126	31,463,546	29,740,170
Effect of dilution due to contingently issuable shares related to performance-based awards	5,864	—	6,851	—
Effect of dilution due to employee stock awards	116,154	181,497	135,937	213,713
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	31,644,592	31,222,623	31,606,334	29,953,883

Basic net income per share attributable to common stockholders	$2.14	$1.83	$6.23	$5.42

Diluted net income per share attributable to common stockholders	$2.13	$1.82	$6.20	$5.38

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt (see Note 10), and derivatives in the form of the Interest Rate Swap (as defined in Note 13) and the Cross Currency Swap (as defined in Note 13).

Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value.

The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $493.1 and $470.5 at December 27, 2025 and March 29, 2025, respectively. The carrying value of this debt was $495.9 at December 27, 2025 and $495.1 at March 29, 2025. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Interest Rate Swap was a liability of $0.0 and $0.3 at December 27, 2025 and March 29, 2025, respectively, and was measured using Level 2 inputs. The fair value of the Interest Rate Swap was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Interest Rate Swap, net of taxes, had accumulated other comprehensive gain of $0.1  and loss of $0.2 as of December 27, 2025 and March 29, 2025, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss).

The fair value of the Cross Currency Swap was a liability of $8.6 and $0.2 at December 27, 2025 and March 29, 2025, respectively, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap, net of taxes, had accumulated other comprehensive loss of $6.8  and $0.2 as of December 27, 2025 and March 29, 2025, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the nine month period ended December 27, 2025.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory

The major classes of inventories are summarized below:

	December 27, 2025	March 29, 2025
Raw materials and work in process	32.2%	30.8%
Finished goods and components	67.8%	69.2%
	100.0%	100.0%

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace/Defense	Industrial	Total
March 29, 2025	$199.2	$1,673.0	$1,872.2
Acquisition(1)	111.2	—	111.2
Currency translation adjustments	—	4.3	4.3
December 27, 2025	$310.4	$1,677.3	$1,987.7

(1)	Goodwill associated with the acquisition of VACCO as discussed further in Note 14.

Intangible Assets

		December 27, 2025		March 29, 2025
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$23.6	$50.7	$22.2
Customer relationships and lists (1)	24	1,379.0	258.3	1,301.0	215.1
Trade names (1)	24	224.7	48.0	217.2	41.8
Patents and trademarks	15	10.2	6.8	10.0	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software (1)	3	22.3	11.1	21.7	14.5
Other (1)	4	37.9	5.4	1.6	1.3
		1,725.2	353.6	1,602.6	301.8
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	23	$1,749.5	$353.6	$1,626.9	$301.8

(1)	Includes $76.3 of customer relationships, $7.5 of trade names, $3.1 of internal-use software and $36.2 of funded backlog resulting from the VACCO acquisition.

Amortization expense for definite-lived intangible assets for the three-month periods ended December 27, 2025 and December 28, 2024 was $21.0 and $17.9, respectively. Amortization expense for definite-lived intangible assets for the nine-month periods ended December 27, 2025 and December 28, 2024 was $59.6 and $53.6, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2026 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2026	$25.3
Fiscal 2027	81.6
Fiscal 2028	78.9
Fiscal 2029	78.4
Fiscal 2030	72.5
Fiscal 2031	69.1
Fiscal 2032 and thereafter	965.8

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	December 27, 2025	March 29, 2025
Employee compensation and related benefits	$68.2	$45.2
Taxes	7.3	11.1
Contract liabilities	58.0	32.7
Accrued rebates	49.4	40.0
Workers compensation and insurance	0.8	0.5
Current finance lease liabilities	5.7	5.9
Interest	6.7	12.2
Legal	1.5	2.1
Returns and warranties	9.6	9.4
Other	9.1	6.9
	$216.3	$166.0

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

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of December 27, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026 and $288.0 for fiscal 2027.

Originally the Revolving Credit Facility was to expire in November 2026 but on October 28, 2025, the Credit Agreement was amended to, among other things, (i) extend the expiration date of the Revolving Credit Facility to October 2030, (ii) eliminate the minimum interest coverage ratio covenant from the Credit Agreement, and (iii) reduce the margin cap within the pricing grid on Term SOFR-based loans under the Revolving Credit Facility from 2.00% to 1.75%. All amounts outstanding under the Revolving Credit Facility will be payable on its expiration date.

In connection with the amendment, new debt issuance costs totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 debt issuance costs will be amortized through the new term of October 2030. The remaining portion of original debt issuance costs associated with the Term Loan of $1.6 will continue to amortize through the end of the Term Loan in November 2026.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of December 27, 2025 the Company was in compliance with all debt covenants.

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

As of December 27, 2025, $288.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $200.0 of the Revolving Credit Facility had been used to fund the purchase of VACCO which is discussed in Note 14. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of December 27, 2025.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee. This indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations, and qualifications. At any time that the Senior Notes are rated investment grade, certain of these covenants will be suspended.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.2 USD) credit line (the “Foreign Credit Line”) with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of December 27, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all our borrowing facilities are as follows:

	December 27, 2025	March 29, 2025
Revolving and term loan facilities	$488.0	$418.0
Senior notes	500.0	500.0
Debt issuance costs	(7.7)	(8.3)
Other	9.9	10.4
Total debt	990.2	920.1
Less: current portion	288.6	1.7
Long-term debt	$701.6	$918.4

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

The effective income tax rates for the three-month periods ended December 27, 2025 and December 28, 2024, were 24.6% and 22.5%, respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended December 27, 2025 of 24.6% included $0.5 of discrete tax benefits associated with stock-based compensation offset by $2.0 of other items, including a $0.7 change to deferred taxes associated with new state tax filings and $1.1 from estimated liabilities and interest in those states for prior years. The effective income tax rate without discrete items for the three-month period ended December 27, 2025 would have been 22.9%. The effective income tax rate for the three-month period ended December 28, 2024 of 22.5% included $0.8 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended December 28, 2024 would have been 23.5%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $1.3.

The effective income tax rate for the nine-month period ended December 27, 2025 was 24.8% compared to 22.5% for the nine-month period ended December 28, 2024. The effective income tax rate for the nine-month period ended December 27, 2025 of 24.8% included $4.5 of discrete tax benefits associated with stock-based compensation offset by $7.0 of other discrete tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO, a $0.7 change to deferred taxes associated with new state filings and $1.1 from estimated liabilities and interest in those states for prior years. The effective income tax rate without discrete items for the nine-month period ended December 27, 2025 would have been 23.8%. The effective income tax rate for the nine-month period ended December 28, 2024 of 22.5% included $2.5 of discrete tax benefits associated with stock-based compensation partially offset by $0.1 of other discrete tax expenses. The effective income tax rate without discrete items for the nine-month period ended December 28, 2024 would have been 23.6%.

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

One Big Beautiful Bill Act

On July 4, 2025, the U.S. enacted new legislation, Public Law No: 119-21, The One Big Beautiful Bill Act (“The Act”). The Act includes several U.S. corporate tax provisions, including restoring immediate deductibility of certain capital expenditures, restoring full expensing of domestic research and development costs, and changes in the computations of U.S. taxation on international earnings. As the Company continues to analyze the changes in tax law, we expect the provisions of the legislation to result in a favorable timing shift in our U.S. cash tax payments, with no material impact on our fiscal 2026 effective tax rate. We estimate the cash benefit resulting from the Act for fiscal year 2026 will be between $25.0 and $30.0.

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

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net External Sales:
Aerospace/Defense	$202.5	$143.2	$565.9	$435.5
Industrial	259.1	251.2	787.0	763.1
	$461.6	$394.4	$1,352.9	$1,198.6
Cost of Sales:
Aerospace/Defense	$121.3	$85.3	$337.6	$257.7
Industrial	135.9	134.2	415.1	408.2
	$257.2	$219.5	$752.7	$665.9
Gross Margin:
Aerospace/Defense	$81.2	$57.9	$228.3	$177.8
Industrial	123.2	117.0	371.9	354.9
	$204.4	$174.9	$600.2	$532.7
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(77.9)	$(70.1)	$(229.2)	$(207.2)
Other, net	(23.5)	(19.2)	(69.1)	(56.3)
Interest expense, net	(13.0)	(14.2)	(38.6)	(47.0)
Other non-operating (expense)/income	(0.7)	3.3	(2.9)	1.8
Income before income taxes	$89.3	$74.7	$260.4	$224.0

Capital Expenditures:
Aerospace/Defense	$12.2	$3.0	$27.5	$12.2
Industrial	5.9	6.4	15.9	21.3
Corporate	4.9	1.0	12.0	2.1
	$23.0	$10.4	$55.4	$35.6
Depreciation & Amortization:
Aerospace/Defense	$9.3	$5.3	$23.5	$15.8
Industrial	21.9	23.3	66.9	71.1
Corporate	1.7	1.1	5.0	3.0
	$32.9	$29.7	$95.4	$89.9
Geographic External Sales:
Domestic	$413.3	$348.9	$1,208.0	$1,061.4
Foreign (1)	48.3	45.5	144.9	137.2
	$461.6	$394.4	$1,352.9	$1,198.6

	December 27, 2025	March 29, 2025
Total Assets:
Aerospace/Defense	$1,461.1	$1,010.8
Industrial	3,557.9	3,594.0
Corporate	122.6	80.4
	$5,141.6	$4,685.2
Geographic Long-Lived Assets:
Domestic	$390.8	$347.0
Foreign (2)	84.9	70.6
	$475.7	$417.6

(1) Primarily attributable to Switzerland, Canada, and Mexico.

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

In fiscal 2023, the Company entered into a three-year U.S. dollar-denominated interest rate swap ( the “Interest Rate Swap”) with a third-party financial counterparty under the Credit Agreement (see Note 10). The Interest Rate Swap was executed to protect the Company from interest rate volatility on our variable-rate Term Loan. The Interest Rate Swap became effective December 30, 2022 and is comprised of a $600.0 notional with a maturity of three years. The notional was $100.0 as of December 27, 2025. We receive a variable rate based on one-month Term SOFR and pay a fixed rate of 4.455%. The notional on the Interest Rate Swap amortizes as follows:

Year 1: $600.0

Year 2: $400.0

Year 3: $100.0

The Interest Rate Swap has been designated as a cash flow hedge of the variability of the first unhedged interest payments (the hedged transactions) paid over the hedging relationship’s specified time period of three years attributable to the borrowing’s contractually specified interest index on the hedged principal of its general borrowing program or replacement or refinancing thereof. The fair value of the Interest Rate Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $0.1 gain and a $0.2 loss at December 27, 2025 and March 29, 2025, respectively. The gain/loss reclassified from accumulated other comprehensive income/(loss) into earnings will be recorded as interest income/expense on the Interest Rate Swap and will be included in the operating section of the Company’s consolidated statements of cash flows. The Interest Rate Swap ended on December 30, 2025 as mentioned in Note 15.

On August 12, 2024, the Company entered into a three-year cross currency swap (the “Cross Currency Swap”) with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 6. The accumulated other comprehensive income derivative component balance, net of taxes, was a $6.8 loss and $0.2 loss at December 27, 2025 and March 29, 2025, respectively. The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the nine month period ended December 27, 2025.

14. VACCO Acquisition

On July 18, 2025, the Company acquired the issued and outstanding capital stock of VACCO from ESCO Technologies Inc. for approximately $275.0, subject to certain adjustments (see Note 15). The purchase price was paid with cash, $200.0 of which was drawn from the Revolving Credit Facility, and the remaining $75.0 was paid from cash on hand. VACCO, which is based in South El Monte, California, is a manufacturer of valves, manifolds, regulators, filters and other precision components and subsystems for space and naval defense applications. This acquisition further broadened our extensive design, engineering and manufacturing capabilities, expanded our product portfolio, and added to our strong customer relationships. For federal income tax purposes, the Company made a Section 338(h)(10) election that will result in certain tax benefits in the future. The Company is still evaluating the tax benefits that will be recognized as a result of this election.

Acquisition costs incurred in the three- and nine- month periods ended December 27, 2025 totaled $0.4 and $1.4 and were recorded as period expenses and included within other, net within the consolidated statements of operations. The Company accounted for the transaction as a business combination for accounting purposes and VACCO is included within the aerospace/defense segment of the business. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired, specifically the acquired intangible assets. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

July 18, 2025
Accounts receivable	$11.2
Current contract assets	15.2
Inventory	64.0
Prepaid expenses	2.0
Property, plant and equipment	40.6
Noncurrent contract assets	2.5
Goodwill	111.2
Other intangible assets	123.1
Other noncurrent assets	0.7
Accounts payable	(6.9)
Current contract liabilities	(38.9)
Accrued expenses	(14.9)
Non-current contract liabilities	(34.8)
Net assets acquired	$275.0

The goodwill associated with this acquisition is the result of expected synergies from combining operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $123.1 was determined using the income approach and consists primarily of customer relationships, funded backlog, and a trade name. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and funded backlog, and the relief-from-royalty method was utilized for the trade name. The fair value of these intangible assets is being amortized on a straight-line basis between four and 22 years.

15. Subsequent Events

On December 30, 2025, the Interest Rate Swap originally entered into during fiscal 2023 reached its maturity and is no longer effective.

Since December 27, 2025, the Company paid down $67.0 on the Term Loan, reducing the outstanding balance to $221.0.

On January 5, 2026, the purchase price for the issued and outstanding capital stock of VACCO was finalized, as a result of which the Company paid ESCO an additional $1.7. The final purchase price was $276.7.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by U.S. governmental trade policies and tariffs relating to the components and supplies we import from foreign vendors and foreign governmental trade policies and tariffs relating to our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge or VACCO) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge and VACCO acquisitions, which could constrain our business and exposes us to the risk of defaults under our debt instruments; (x) increases in interest rates would increase the cost of servicing the Term Loan and Revolving Credit Facility and could reduce our profitability; and (y) fluctuations in foreign exchange rates could impact future earnings and cash flows related to the Cross Currency Swap. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.

The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the aerospace, defense, and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 62 facilities in 11 countries, of which 42 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base, and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2026 will have 52 weeks and fiscal 2025 had 52 weeks. Both the third quarter of fiscal 2026 and the third quarter of fiscal 2025 had 13 weeks.

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 30 acquisitions, including VACCO, which we acquired on July 18, 2025. These acquisitions have broadened our end markets, products, customer base, and geographic reach.

Outlook

Our net sales for the three-month period ended December 27, 2025 increased 17.0% compared to the same period last fiscal year. The increase in net sales was a result of a 41.5% increase in our Aerospace/Defense segment and a 3.1% increase in our Industrial segment. $29.2 of sales included within this quarter came from VACCO. Our backlog as of December 27, 2025 was $2.1 billion, which included $0.5 billion of VACCO backlog, compared to $0.9 billion of total backlog as of March 29, 2025. Our backlog includes orders with specific conditions (such as the timing of delivery or the requirement to obtain funding approvals prior to commencing work) and/or that are cancellable at the customer’s discretion. As of December 27, 2025, approximately $1.1 billion of our backlog is related to the marine business.

We continue to see the expansion of our commercial aerospace business, which experienced a 21.5% increase in net sales for the three-month period ended December 27, 2025, versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by the increase in our backlog. Defense sales, which represented approximately 40.6% of segment sales during the quarter, were up 86.2% year over year. We expect this growth to continue throughout the current fiscal year and beyond as we are adding capacity to fulfill the substantial number of defense orders in our backlog. Our industrial business continued to demonstrate strength in distribution across several major end markets, including food & beverage, warehousing, and aggregate & cement.

The Company expects net sales to be approximately $495.0 to $505.0 in the fourth quarter of fiscal 2026, compared to $437.7 in the fourth quarter of the prior year, for a growth rate of 13.1% to 15.4%. Excluding net sales from VACCO, net sales are expected to grow 6.4% to 8.7% compared to the fourth quarter of the prior year.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of December 27, 2025, we had cash of $107.6, of which approximately $32.6 was cash held by our foreign operations.

Results of Operations

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change
Total net sales	$461.6	$394.4	$67.2	17.0%

Net income attributable to common stockholders	$67.4	$56.9	$10.5	18.5%

Net income per-share attributable to common stockholders: diluted	$2.13	$1.82
Weighted average common shares: diluted	31,644,592	31,222,623

Our net sales for the three-month period ended December 27, 2025 increased 17.0% compared to the same period last fiscal year. Net sales in our Industrial segment increased 3.1% year over year. Net sales to the aggregate & cement, food & beverage, and warehousing markets increased during the period while mining and grain sales showed weakness compared to the prior year. Net sales in our Aerospace/Defense segment increased 41.5% year over year, led by Defense sales, which were up 86.2% compared to the same period in the prior fiscal year, driven by marine and the acquisition of VACCO. Commercial OEM and aftermarket sales increased 21.5% compared to the same period in the prior fiscal year. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated.

Net income attributable to common stockholders for the third quarter of fiscal 2026 was $67.4 compared to $56.9 for the same period last fiscal year.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change
Total net sales	$1,352.9	$1,198.6	$154.3	12.9%

Net income attributable to common stockholders	$195.9	$161.1	$34.8	21.6%

Net income per-share attributable to common stockholders: diluted	$6.20	$5.38
Weighted average common shares: diluted	31,606,334	29,953,883

Our net sales for the nine-month period ended December 27, 2025 increased 12.9% compared to the same period last fiscal year. Net sales in our Industrial segment increased 3.1% compared to the prior fiscal year. Net sales to the aggregate & cement, food & beverage, forest products, and warehousing markets increased during the period while power generation and semicon showed weakness compared to the prior year. Net sales in our Aerospace/Defense segment increased 30.0% year over year. The increase in sales was led by Defense sales, which were up 55.1% compared to the same period in the prior fiscal year, driven by marine and the acquisition of VACCO. Commercial OEM and aftermarket sales increased 17.6% compared to the same period in the prior fiscal year. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated, as well as expansion in the aftermarket.

Net income attributable to common stockholders for the nine months ended December 27, 2025 was $195.9 compared to $161.1 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Gross Margin	$204.4	$174.9	$29.5	16.9%
% of net sales	44.3%	44.3%

Gross margin remained strong at 44.3% of net sales for the third quarter of fiscal 2026 compared to 44.3% for the third quarter of fiscal 2025. The increase in gross margin was primarily driven by volume. Gross margin for the third quarter of fiscal 2026 included $4.2 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Gross Margin	$600.2	$532.7	$67.5	12.7%
% of net sales	44.4%	44.4%

Gross margin remained strong at 44.4% of net sales for the nine months ended December 27, 2025 compared to 44.4% for the same period last fiscal year. The increase in gross margin was primarily driven by volume. Gross margin in fiscal 2026 was impacted by $2.9 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $7.5 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

Selling, General and Administrative

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

SG&A	$77.9	$70.1	$7.8	11.1%
% of net sales	16.9%	17.8%

SG&A for the third quarter of fiscal 2026 was $77.9, or 16.9% of net sales, as compared to $70.1, or 17.8% of net sales, for the same period of fiscal 2025. The increase in SG&A was primarily driven by our continued investment in human capital as we grow the business and $4.1 from the inclusion of VACCO.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

SG&A	$229.2	$207.2	$22.0	10.6%
% of net sales	16.9%	17.3%

SG&A for the nine months ended December 27, 2025 was $229.2, or 16.9% of net sales, as compared to $207.2, or 17.3% of net sales, for the same period of fiscal 2025. The increase in SG&A was primarily driven by increased personnel costs and $7.0 from the inclusion of VACCO.

Other, Net

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Other, net	$23.5	$19.2	$4.3	22.4%
% of net sales	5.1%	4.8%

Other operating expenses for the third quarter of fiscal 2026 totaled $23.5 compared to $19.2 for the same period last fiscal year. For the third quarter of fiscal 2026, other operating expenses included $21.0 million of amortization of intangible assets, $0.4 million of acquisition costs, $0.2 of restructuring costs and $1.9 million of other items. $3.7 of the amortization expense was related to acquired intangible assets from the VACCO deal. For the third quarter of fiscal 2025, other operating expenses included $17.9 of amortization of intangible assets, $0.1 of restructuring costs and $1.2 of other items.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Other, net	$69.1	$56.3	$12.8	22.7%
% of net sales	5.1%	4.7%

Other operating expenses for the first nine months of fiscal 2026 totaled $69.1 compared to $56.3 for the same period last fiscal year. For the first nine months of fiscal 2026, other operating expenses were comprised primarily of $59.6 of amortization of intangible assets, $1.4 of acquisition costs, $4.0 of restructuring costs and $4.1 of other items. $6.4 of the amortization expense incurred during the period was related to acquired intangible assets from the VACCO deal. For the first nine months of fiscal 2025, other operating expenses were comprised primarily of $53.6 of amortization of intangible assets, $0.6 of restructuring costs and $2.1 of other items.

Interest Expense, Net

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Interest expense, net	$13.0	$14.2	$(1.2)	(8.5)%
% of net sales	2.8%	3.6%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below).

Interest expense, net, was $13.0 for the third quarter of fiscal 2026 compared to $14.2 for the same period last fiscal year. The decrease in interest expense between the periods was due to the reduction of the Term Loan, partially offset by the impact of a $200.0 draw on the Revolving Credit Facility during the second quarter of fiscal 2026 to fund part of the VACCO acquisition. In addition, the Cross Currency Swap has enabled us to better manage interest costs.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Interest expense, net	$38.6	$47.0	$(8.4)	(17.9)%
% of net sales	2.9%	3.9%

Interest expense, net, was $38.6 for the first nine months of fiscal 2026 compared to $47.0 for the same period last fiscal year. The decrease was mainly attributable to the reduction of the Term Loan, partially offset by the impact of a $200.0 draw on the Revolver to fund the VACCO acquisition. In addition, the Cross Currency Swap has enabled us to better manage interest costs.

Other Non-Operating (Income)/Expense

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Other non-operating (income) / expense	$0.7	$(3.3)	$4.0	(121.2)%
% of net sales	0.2%	(0.8)%

Other non-operating expenses were $0.7 for the third quarter of fiscal 2026 compared to $3.3 of other non-operating income for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Other non-operating (income) / expense	$2.9	$(1.8)	$4.7	(261.1)%
% of net sales	0.2%	(0.1)%

Other non-operating expenses were $2.9 for the first nine months of fiscal 2026 compared to $1.8 of other non-operating income for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	December 27, 2025	December 28, 2024

Income tax expense	$21.9	$16.8
Effective tax rate	24.6%	22.5%

Income tax expense for the three-month period ended December 27, 2025 was $21.9 compared to $16.8 for the three-month period ended December 28, 2024. Our effective income tax rate for the three-month period ended December 27, 2025 was 24.6% compared to 22.5% for the three-month period ended December 28, 2024. The effective income tax rate for the three-month period ended December 27, 2025 of 24.6% included $0.5 of discrete tax benefits associated with stock-based compensation offset by $2.0 of other items, including a $0.7 change to deferred taxes associated with new state tax filings and $1.1 from estimated liabilities and interest in those states for prior years. The effective income tax rate without discrete items for the three-month period ended December 27, 2025 would have been 22.9%. The effective income tax rate for the three-month period ended December 28, 2024 of 22.5% included $0.8 of discrete tax benefits associated with stock-based compensation. The effective income tax rate without discrete items for the three-month period ended December 28, 2024 would have been 23.5%.

	Nine Months Ended
	December 27, 2025	December 28, 2024

Income tax expense	$64.5	$50.5
Effective tax rate	24.8%	22.5%

Income tax expense for the nine-month period ended December 27, 2025 was $64.5 compared to $50.5 for the nine-month period ended December 28, 2024. Our effective income tax rate for the nine-month period ended December 27, 2025 was 24.8% compared to 22.5% for the nine-month period ended December 28, 2024. The effective income tax rate for the nine-month period ended December 27, 2025 of 24.8% included $4.5 of discrete tax benefits associated with stock-based compensation offset by $7.0 of other discrete tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO, a $0.7 change to deferred taxes associated with new state filings and $1.1 from estimated liabilities and interest in those states for prior years. The effective income tax rate without discrete items for the nine-month period ended December 27, 2025 would have been 23.8%. The effective income tax rate for the nine-month period ended December 28, 2024 of 22.5% included $2.5 of tax benefits associated with stock-based compensation which was slightly offset by $0.1 of other tax expenses. The effective income tax rate without discrete items for the nine-month period ended December 28, 2024 would have been 23.6%.

Segment Information

We report our financial results under two operating segments: Aerospace/Defense and Industrial. The CODM uses gross margin as the primary measurement of profitability of each reportable segment. End market and channel sales within our segments are based on internal definitions and metrics considered by management and are periodically reviewed and updated prospectively.

Aerospace/Defense Segment

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Total net sales	$202.5	$143.2	$59.3	41.5%

Gross margin	$81.2	$57.9	$23.3	40.2%
% of segment net sales	40.1%	40.5%

SG&A	$15.8	$10.4	$5.4	51.9%
% of segment net sales	7.8%	7.3%

Net sales increased $59.3, or 41.5%, for the three months ended December 27, 2025 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $100.7 of OEM net sales and $19.4 of distribution and aftermarket net sales, increased by 21.5% compared to fiscal 2025 when OEM net sales were $78.0 and distribution and aftermarket net sales were $20.9. The OEM markets have continued to improve as build rates have steadily increased over the last several months. Our defense markets, which consisted of $60.0 of OEM net sales and $22.4 of distribution and aftermarket net sales, increased by 86.2% compared to fiscal 2025 when OEM net sales were $32.5 and distribution and aftermarket net sales were $11.8. The increase in defense sales was driven by marine and missiles and reflects continued growth in demand which is evident by our growing backlog. The acquisition of VACCO also contributed to the sales growth.

Gross margin as a percentage of segment net sales was 40.1% for the third quarter of fiscal 2026 compared to 40.5% for the same period last fiscal year. Gross margin for the third quarter of fiscal 2026 was unfavorably impacted by a $4.2 purchase accounting adjustment related to the VACCO acquisition. The decrease in gross margin as a percentage of net sales was primarily driven by this, partially offset by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. The effects of the purchase accounting are expected to cease during the first quarter of fiscal 2027. Including the impact of purchasing accounting, VACCO contributed $5.9 of gross margin in the third quarter of fiscal 2026.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Total net sales	$565.9	$435.5	$130.4	30.0%

Gross margin	$228.3	$177.8	$50.5	28.4%
% of segment net sales	40.3%	40.8%

SG&A	$42.2	$31.1	$11.1	35.7%
% of segment net sales	7.5%	7.1%

Net sales increased $130.4, or 30.0%, for the first nine months of fiscal 2026 compared to the same period last fiscal year. The 30.0% increase was primarily driven by a 55.1% increase in our defense markets, while our commercial aerospace markets were up 17.6% year over year. Commercial aerospace net sales, which consisted of $280.8 of OEM net sales and $62.1 of distribution and aftermarket net sales, increased by 17.6% compared to fiscal 2025 when OEM net sales were $231.9 and distribution and aftermarket net sales were $59.8. Our defense markets, which consisted of $163.1 of OEM net sales and $59.9 of distribution and aftermarket net sales, increased by 55.1% compared to fiscal 2025 when OEM net sales were $108.2 and distribution and aftermarket net sales were $35.6. The acquisition of VACCO also contributed to the sales growth.

Gross margin as a percentage of segment net sales was 40.3% for the third quarter of fiscal 2026 compared to 40.8% for the same period last fiscal year. Gross margin for the first nine months of fiscal 2026 was unfavorably impacted by a $7.5 purchase accounting adjustment related to the VACCO acquisition partially offset by increased efficiencies achieved at the plants due to increased sales volumes and favorable product mix. VACCO contributed $9.1 of gross margin in the first nine months of fiscal 2026.

Industrial Segment

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Total net sales	$259.1	$251.2	$7.9	3.1%

Gross margin	$123.2	$117.0	$6.2	5.3%
% of segment net sales	47.5%	46.5%

SG&A	$35.6	$34.2	$1.4	4.1%
% of segment net sales	13.7%	13.6%

Net sales increased $7.9, or 3.1%, for the three months ended December 27, 2025 compared to the same period last fiscal year. We saw improvements in many of our end markets, including aggregate & cement, food & beverage, and warehousing, partially offset by softness in mining and grain. Industrial OEM sales were $77.9 and $72.7 for the three month periods ended December 27, 2025 and December 28, 2024, respectively. Industrial sales to distribution and the aftermarket were $181.2 and $178.5 for the three month periods ended December 27, 2025 and December 28, 2024, respectively.

Gross margin for the three months ended December 27, 2025 was 47.5% of net sales, compared to 46.5% in the comparable period in fiscal 2025. The improved gross margin is primarily driven by product mix.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

Total net sales	$787.0	$763.1	$23.9	3.1%

Gross margin	$371.9	$354.9	$17.0	4.8%
% of segment net sales	47.3%	46.5%

SG&A	$104.3	$101.4	$2.9	2.9%
% of segment net sales	13.3%	13.3%

Net sales increased $23.9, or 3.1%, for the first nine months of fiscal 2026 compared to the same period last fiscal year. We saw strength in many of our end markets, including aggregate & cement, food & beverage, forest products, and warehousing, partially offset by weakness in power generation and semicon. Industrial OEM sales were $235.1 and $237.2 for the nine month periods ended December 27, 2025 and December 28, 2024, respectively. Industrial sales to distribution and the aftermarket were $551.9 and $525.9 for the nine month periods ended December 27, 2025 and December 28, 2024, respectively.

Gross margin for the first nine months of fiscal 2026 was 47.3% of net sales, compared to 46.5% in the same period last fiscal year. Gross margin for the nine months ended December 27, 2025 was impacted by $2.9 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants. The increase in gross margin was driven by manufacturing efficiencies and product mix.

Corporate

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

SG&A	$26.5	$25.5	$1.0	3.9%
% of total net sales	5.7%	6.5%

Corporate SG&A was $26.5, or 3.9% of net sales, for the third quarter of fiscal 2026 compared to $25.5, or 6.5% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to an increase in stock compensation costs, partially offset by a reduction in personnel costs.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

SG&A	$82.7	$74.7	$8.0	10.7%
% of total net sales	6.1%	6.2%

Corporate SG&A increased $8.0 for the first nine months of fiscal 2026 compared to the same period last fiscal year due to increases in personnel costs and stock compensation costs, partially offset by a reduction in professional fees.

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

Liquidity

As of December 27, 2025, we had cash of $107.6, of which approximately $32.6 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries, with the exception of our Canadian operations as there are no current plans to expand the sales operations within that jurisdiction. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022 and amended in fiscal 2023 and again on October 28, 2025, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan, depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of December 27, 2025, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 1.00%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $0 for fiscal 2026, and $288.0 for fiscal 2027. The Revolving Credit Facility expires in October 2030, at which time all amounts outstanding under the Revolving Credit Facility will be payable.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 4.50:1.00 (provided that, such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)).

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

As of December 27, 2025, $288.0 was outstanding under the Term Loan, $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs, and $200.0 of the Revolving Credit Facility had been used to fund the purchase of VACCO. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of December 27, 2025.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of the Senior Notes. The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

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

Foreign Borrowing Arrangements

The Foreign Credit Line provides Schaublin SA with a CHF 5.0 (approximately $6.2 USD) credit line to provide future working capital, if necessary. As of December 27, 2025, $0.1 was being utilized to provide a bank guarantee. Fees associated with the Foreign Credit Line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

Because the Company is exposed to market risks relating to fluctuations in interest rates, the Company maintained the Interest Rate Swap prior to its expiration on December 30, 2025. At this time we have not yet determined if we will enter into a new interest rate swap arrangement.

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

Preferred Stock

Prior to October 15, 2024, the Company had outstanding 4,600,000 shares of MCPS to which we paid a quarterly dividend aggregating $5.75, but on that date each then-outstanding share of the MCPS converted into 0.4413 shares of common stock, resulting in the retirement of the MCPS and the issuance of 2,029,955 shares of common stock, and the Company ceased paying dividends on the MCPS.

Cash Flows

Nine-month Period Ended December 27, 2025 Compared to the Nine-month Period Ended December 28, 2024

The following table summarizes our cash flow activities:

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change
Net cash provided by/(used in):
Operating activities	$330.5	$224.4	$106.1
Investing activities	(330.4)	(35.6)	(294.8)
Financing activities	71.8	(191.3)	263.1
Effect of exchange rate changes on cash	(1.1)	(0.4)	(0.7)
Increase/(decrease) in cash	$70.8	$(2.9)	$73.7

During the first nine months of fiscal 2026, we generated cash of $330.5 from operating activities compared to $224.4 during the same period of fiscal 2025. The increase of $106.1 was the result of an increase in net income of $22.4, a favorable change in operating assets and liabilities of $43.1 and a favorable impact of non-cash activity of $40.6. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $3.0 more of stock-based compensation, $0.7 more of amortization of deferred financing costs, $4.0 more of restructuring costs, $5.5 more of depreciation and amortization, $0.7 more of amortization of operating leases, $0.5 of additional losses on the disposition of assets and a $26.2 increase in deferred taxes.

The following table summarizes the impact on cash flow from operating assets and liabilities for the third quarter of fiscal 2026 versus the third quarter of fiscal 2025.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change
Cash provided by/(used in):
Accounts receivable	$35.8	$(2.4)	$38.2
Inventory	(60.1)	(36.2)	(23.9)
Prepaid expenses and other current assets	(0.4)	(4.9)	4.5
Other noncurrent assets	(16.1)	(2.1)	(14.0)
Accounts payable	(4.0)	14.1	(18.1)
Accrued expenses and other current liabilities	(1.5)	(19.2)	17.7
Other noncurrent liabilities	37.1	(1.6)	38.7
Total change in operating assets and liabilities:	$(9.2)	$(52.3)	$43.1

During the first nine months of fiscal 2026, we used $330.4 for investing activities as compared to $35.6 used in the first nine months of fiscal 2025. This increase in cash used was attributable to a $19.8 increase in capital expenditures and the VACCO acquisition of $275.0.

During the first nine months of fiscal 2026, cash provided by financing activity was $71.8 compared to $191.3 of cash used in financing activity in the first nine months of fiscal 2025. This increase in cash provided was primarily attributable to $160.0 of additional proceeds received from the Revolving Credit Facility. Additionally, we had $50.0 less of payments made on the Term Loan, $17.2 less of preferred stock dividends paid and $55.4 less of revolving credit facilities payments, partially offset by $1.8 more of financing fees paid, $8.3 less of exercises of stock-based awards, $4.6 more of repurchases of common stock, $0.2 more payments of finance lease obligations, $0.1 more repayments of notes payable and $4.5 less of proceeds received from mortgage.

Capital Expenditures

Our capital expenditures were $55.4 for the nine-month period ended December 27, 2025 compared to $35.6 for the nine-month period ended December 28, 2024. We expect capital expenditures for fiscal 2026 will be approximately 4.0% of our net sales for the fiscal year. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of the Credit Agreement and the Senior Notes. We also have lease obligations that are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the third quarter of fiscal 2026.

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. As discussed in Note 13 in Part I, Item I of this report, we utilized the Interest Rate Swap to fix a portion of the variable rate interest expense associated with the Term Loan. The Interest Rate Swap ended on December 30, 2025 as mentioned in Note 15.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% and 12% of our net sales were impacted by foreign currency fluctuations for the three- and nine-month periods ended December 27, 2025, respectively. Approximately 12% and 11% of our net sales were impacted by foreign currency fluctuations for the three- and nine-month periods ended December 28, 2024, respectively. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

We periodically enter into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. As of December 27, 2025, the Company had a cross currency swap, which is discussed in further detail within Notes 6 and 13 in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 27, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2025, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first nine months of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter ended December 27, 2025 and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the third quarter of fiscal 2026, we did not issue any common stock that was not registered under the Securities Act of 1933.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended December 27, 2025 are as follows:

Period	Total number of shares purchased(1)	Average price paid per-share(2)	Number of Shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
09/28/2025 – 10/25/2025	893	$389.33	—	$100.0
10/26/2025 – 11/22/2025	248	428.89	—	100.0
11/23/2025 – 12/27/2025	133	446.43	—	$100.0
Total	1,274	$402.99	—

(1)	Consists of shares of RBC stock repurchased from employees upon the award or vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.
(2)	The closing price for our stock on the trading day immediately preceding the stock repurchase date.
(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of December 27, 2025, the Company has not repurchased any shares pursuant to this program.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	February 5, 2026

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	February 5, 2026