Form 10-K
period 2026-03-28
RBC Bearings INC
filed 2026-05-15
CIK 1324948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended March 28, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 27, 2025 (based on the September 26, 2025 closing sales price of $384.82 of the registrant’s Common Stock, as reported by the New York Stock Exchange) was approximately $12,165,027,584.

As of May 8, 2026, RBC Bearings Incorporated had 31,635,359 shares of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Stockholders to be held on or about September 3, 2026, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 00042	Auditor Name: Ernst & Young LLP	Auditor Location: Hartford, CT

i

PART I

ITEM 1. BUSINESS

RBC Bearings Incorporated

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the Industrial and Aerospace & Defense markets. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction, and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on the higher end of the bearing, gearing and engineered component markets where we believe our value-added engineering and manufacturing capabilities, and application expertise enable us to differentiate ourselves from our competitors and enhance profitability. We believe our expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 65 facilities in 11 countries, of which 44 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach.

All quantitative data contained in this Annual Report on Form 10-K (the “Annual Report”) is stated in millions, except for share and per-share data, number of facilities, headcount, or where otherwise noted.

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

Customers and Markets

We serve a broad range of end markets where we can add value with our specialty precision bearings, essential systems and engineered components. We classify our customers into two principal categories: Industrial and Aerospace & Defense. These segments utilize a large number of both commercial and specialized bearings, gearings and engineered components. Although we provide a relatively small percentage of total bearings, gearings and engineered components supplied to each of our principal markets, we believe we have leading market positions in many of the specialized product markets in which we primarily compete. Financial information regarding geographic areas is set forth in Part II, Item 8, Note 19 of this Annual Report on Form 10-K.

Industrial Market (58% of net sales for the fiscal year ended March 28, 2026)

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

Aerospace & Defense Market (42% of net sales for the fiscal year ended March 28, 2026)

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

Our largest Aerospace & Defense customers include the DOD, Boeing, Airbus, Newport News Shipbuilding, Lockheed Martin, Northrop Grumman, Raytheon, Blue Origin and SpaceX and various aftermarket distributors including National Precision Bearing. We believe our strong relationships with OEMs help drive our aftermarket sales since a portion of OEM sales are ultimately intended for use as replacement parts. We believe that growth and margin expansion in this market will be driven primarily by expanding our international presence, new commercial aircraft introductions, new products, share gains, and the refurbishment and maintenance of existing commercial and military aircraft.

In fiscal 2026, approximately 1% of our net sales were made directly, and we estimate that approximately an additional 7% of our net sales were made indirectly, to the U.S. government. The contracts or subcontracts for these sales may be subject to renegotiation of profit or termination at the election of the U.S. government. Based on experience, we believe that no material renegotiations or refunds will be required. See Part I, Item 1A. “Risk Factors – Future reductions or changes in U.S. government spending could negatively affect our business” of this Annual Report on Form 10-K.

Our two reportable business segments are aligned with the end markets for our products. Operating results for the segments are evaluated regularly by our chief operating decision maker in determining resource allocation and assessing performance. The following table provides a summary of our two reportable business segments:

	Net Sales and Percent of Sales for the Fiscal Year Ended
Segment	March 28, 2026	March 29, 2025	March 30, 2024	Representative Applications
Industrial	$1,082.9	$1,043.5	$1,040.9	● Heavy machinery and other capital goods manufacturing
	58%	64%	67%

●  Mining, energy, aggregates, construction, and material handling

●  Food and beverage, grain and agricultural product handling

●  Chemicals, oil and gas

●  Warehousing and logistics

●  Manufacturing automation and semiconductor equipment

●  Power generation, waste and water management

●  Rail and transportation

Aerospace & Defense	$788.0 42%	$592.8 36%	$519.4 33%	● Airframe flight control and actuation ● Aircraft engines
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

Engineered Components. Engineered components include highly engineered hydraulics and valves, fasteners, precision mechanical components and machine tool collets. Engineered hydraulics and valves are used in aircraft and submarine applications and Aerospace & Defense aftermarket services. Precision mechanical components are used in all general industrial applications where some form of movement is required. Machine tool collets are cone-shaped metal sleeves used for holding circular or rod-like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations.

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

For many of our Aerospace & Defense products, the culmination of this lengthy process is the receipt of a product approval or certification, generally obtained from either the OEM, the DOD or the Federal Aviation Administration (“FAA”), which allows us to supply the product to the OEM customer and to the aftermarket. We currently have a significant number of such approvals, which often gives us a competitive advantage, and in many of these instances we are the only approved supplier of a given bearing or engineered component.

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

We store product inventory in warehouses located in the Midwest, Southwest and on the East and West coasts of the U.S. as well as in Australia, Canada, England, France, India, Mexico, the People’s Republic of China, Switzerland and Germany. The inventory is located in these locations based on analysis of customer demand to provide superior service and product availability.

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

Price. We believe our products are priced competitively in the markets we serve and we continually evaluate our manufacturing and other operations to maximize efficiencies in order to maintain competitive prices. We invest considerable effort to develop our price-to-value algorithms and we price to market levels where required by competitive pressures.

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

Backlog

Our backlog as of March 28, 2026 was $2.3 billion compared to $0.9 billion as of March 29, 2025. Our backlog as of March 28, 2026 included $0.6 billion of VACCO backlog and $1.1 billion of marine related backlog. Many of our orders are fulfilled immediately after the order has been placed by the customer and would not be seen in our backlog at the end of a reporting period. Orders included in our backlog are subject to cancellation, delay or modifications by our customers prior to fulfillment as governed by our terms of sale. We sell many of our products pursuant to contractual agreements, single-source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, we believe that the unique nature of many of our products prevents other suppliers from being able to satisfy customer orders on a timely or cost-effective basis, thereby making it impracticable for our customers to shift their purchase of these products to other suppliers.

Human Capital

RBC employs 5,816 people worldwide. Of these, 4,187 are employed at our 44 U.S. facilities and 1,629 are employed at our 21 international facilities located in Australia, Canada, England, France, Germany, India, Mexico, the People’s Republic of China, Poland and Switzerland. The majority of our personnel are RBC employees rather than independent contractors, temporaries or third-party-labor-provider personnel.

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

Regulation

Product Approvals. Essential to servicing the Aerospace & Defense markets is the ability to obtain product approvals. We have a substantial number of product approvals in the form of OEM approvals or Parts Manufacturer Approvals, or “PMAs,” from the FAA. We also have a number of active PMA applications in process. These approvals enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation.

We are subject to various other federal laws, regulations and standards. New laws, regulations or standards or changes to existing laws, regulations or standards could subject us to significant additional costs of compliance or liabilities and could result in material reductions to our results of operations, cash flow or revenues.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2027.

Available Information

We file our annual, quarterly and current reports, proxy statements, and other documents with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Advocacy at 100F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1–800–732–0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

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

Although we believe that the expectations and assumptions reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, results of operations, and cash flows, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report on Form 10-K. Factors that could cause our actual results, performance and achievements or industry results to differ from estimates or projections contained in our forward-looking statements include, among others, the following:

●	The Company’s failure to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Competition in the bearings, engineered components and essential systems industries;

●	The loss of one or more of our significant customers or conditions that adversely affect the business of any of our significant customers;

●	Weaknesses or cyclicality in any of the industries in which our customers operate;

●	Future reductions in U.S. governmental spending or changes in governmental programs, particularly military equipment procurement programs;

●	Supply and costs of raw materials (particularly steel) and energy resources, the imposition or increase of import tariffs, and our ability to pass through these costs on a timely basis;

●	Changes in trade agreements or treaties and the imposition or increase of tariffs on our goods exported to other countries;

●	Our ability to obtain and retain product approvals;

●	Risks associated with utilizing information technology systems, including cyber events;

●	Work stoppages and other labor problems affecting us or our customers or suppliers;

●	Unexpected equipment failures or catastrophic events;

●	Our ability to acquire and integrate complementary businesses;

●	Unanticipated liabilities of acquired businesses;

●	Risks associated with the substantial amount of goodwill that we have;

●	Our ability to attract and retain our management team and other highly skilled personnel;

●	Risks associated with operating internationally, including currency translation risks;

●	Possible liability and recalls with respect to our products;

●	Developments or disputes concerning patents or other proprietary rights;

●	The cancellation of orders in our backlog;

●	Risks associated with the substantial amount of debt we incurred to finance the Dodge acquisition; and

●	Other risks and uncertainties including but not limited to those described from time to time in our current and quarterly reports filed with the SEC.

These and additional factors that could cause actual results to differ from our forward-looking statements are set forth in this Annual Report on Form 10-K under Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8. “Financial Statements and Supplementary Data.” All forward-looking statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

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

Our top ten customers collectively accounted for approximately 35%, 44% and 44% of our net sales during fiscal 2026, 2025 and 2024, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in those customers’ purchases from us could result in a material reduction in our revenues, cash flows and profitability. If one of our major customers were to experience an adverse change in its business, that customer could reduce its purchases from us.

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

The mining and construction equipment and other diversified industrial markets to which we sell products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. Margins in those industries are highly sensitive to demand cycles, and our customers (or our customers’ customers) in those industries historically have tended to delay large capital purchases and projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions, and business confidence levels. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. Future downward economic cycles or customer downturns could reduce sales of our products resulting in reductions in our revenues, cash flows and profitability.

Future reductions or changes in U.S. government spending could negatively affect our business.

In fiscal 2026, approximately 1% of our net sales were made directly, and we estimate that approximately an additional 7% of our net sales were made indirectly, to the U.S. government to support military or other government projects. Our failure (or the failure of our customers that are prime contractors to the government) to obtain new government contracts, the cancellation of government contracts relating to our products, or reductions in federal budget appropriations for programs in which our products are used could materially reduce our revenues, cash flows and profitability. A reduction in federal budget appropriations relating to our products could result from a shift in government defense spending to other programs in which we are not involved or a reduction in U.S. government defense spending generally (due to budget reduction initiatives or a shift in government spending priorities).

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

U.S. and international import tariffs and other trade policies could adversely affect our revenue and profit margin.

The United States imposes tariffs on many of the raw materials and component parts we import from foreign sources (including our foreign operations) to support our U.S. manufacturing operations. Most notably, steel, which is our largest raw material import, is subject to what is known as a “Section 232 tariff.” These tariffs increase our cost for imported raw materials and component parts, which decreases our profitability to the extent that we are unable to pass the increased cost on to our customers.

In addition to driving up our operating costs, these tariffs and other changes in U.S. trade policy have caused foreign countries to implement retaliatory tariffs and other responsive trade policies that apply to our U.S.-manufactured products sold in those countries, thereby causing those products to be more expensive, which may reduce our sales in those countries, thereby adversely affecting our revenue, cash flow and profitability. In addition, any foreign tariff-driven reduction in sales of our customers’ products into which our products are integrated will correspondingly reduce the demand for our products, thereby adversely affecting our revenue, profitability and cash flow.

The international trade situation is very fluid and subject to rapid change, including litigation, as the U.S. increases, decreases, suspends or reinstates tariffs against various countries and products and those countries respond. The tariffs and retaliatory tariffs are driving escalating global trade conflicts which have led to, and may continue to lead to, inflationary pressures and uncertainty, which could impact our operations.

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

Essential to servicing the Aerospace & Defense market is the ability to obtain product approvals. We have a substantial number of product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the FAA to designated OEMs who are Production Approval Holders of FAA-approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial Aerospace market. Regulations enacted by the FAA provide for an independent process (the PMA process) that enables suppliers who currently sell their products to the Production Approval Holders to also sell products to the aftermarket. Our foreign sales may be subject to similar approvals or U.S. export control restrictions. We cannot assure you that we will not lose approvals for our Aerospace products in the future. The loss or suspension of product approvals could result in lost sales and materially reduce our revenues, cash flows and profitability.

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

As a U.S. government contractor, we are subject to various procurement and other laws, regulations and contract terms applicable to our industry, including the FAR, the DFARS, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and Cost Accounting Standards (CAS), and we could be adversely affected by any negative finding by the U.S. government as to our compliance with them, including suspension or debarment from future government contracting.

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

We currently have three collective bargaining agreements covering employees at our Plymouth, Indiana, Fairfield, Connecticut and West Trenton, New Jersey facilities, representing approximately 4% of our U.S.-based hourly employees as of March 28, 2026. While we believe our relations with our employees are satisfactory, the inability to satisfactorily negotiate and enter into new collective bargaining agreements upon expiration, or a lengthy strike or other work stoppage at any of our facilities, particularly at some of our larger facilities, could materially reduce our ability to operate our business. In addition, any attempt by our employees not currently represented by a union to join a union could result in additional expenses, including with respect to wages, benefits and pension obligations.

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

Any potential cost-saving opportunities may take several quarters or years following an acquisition to implement, and any results of these actions may not be realized for several quarters thereafter, if at all.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles represent repair station certifications obtained in business combinations and assumed to have indefinite lives. As of March 28, 2026, we had $2,003.4 of goodwill and $24.3 of indefinite-lived intangibles, representing approximately 40% of our total assets. We review goodwill and indefinite-lived intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our estimates of fair value are based on assumptions about the future operating cash flows, growth rates, discount rates applied to these cash flows, and current market estimates of value. If we are required to record a charge to earnings because of an impairment of goodwill or indefinite-lived intangibles, our results of operations and financial condition could be materially and adversely affected.

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

We have operations in Australia, England, Canada, France, Germany, India, Mexico, the Peoples Republic of China, Poland and Switzerland. Of our 65 facilities in 11 countries, 21 are located outside the U.S., including 12 manufacturing facilities in four countries.

In fiscal 2026, approximately 11% of our net sales were generated by our international operations. Our foreign operations are subject to the risks inherent in such activities such as: currency devaluations, logistical and communication challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict, and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations, restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation, and changes in the rate or method of taxation. To date we have not experienced significant difficulties with the foregoing risks associated with our international operations.

Currency translation risks may have a material impact on our results of operations.

The majority of our foreign operations utilize the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables and payables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations have had, and will continue to have, an impact on our earnings. We periodically enter into derivative financial instruments such as cross currency swaps to reduce the effect of fluctuations in exchange rates on transactions and account balances denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future and we cannot predict the impact of future exchange rate fluctuations on our results of operations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rates” of this Annual Report on Form 10-K.

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

As of March 28, 2026, we had an order backlog of $2.3 billion. However, orders included in our backlog may be subject to cancellation, delay or other modifications by our customers and we cannot assure you that these orders will ultimately be fulfilled.

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

In fiscal 2022, we incurred $1,800.0 of total debt to finance the acquisition of Dodge Industrial and in July 2025 we incurred $200.0 of debt to finance the acquisition of VACCO Industries. As of March 28, 2026, our total debt was $875.5. This debt could or will have important consequences, including, but not limited to:

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

Increases in interest rates would increase the cost of servicing our bank debt and could reduce our profitability.

Future increases in interest rates would increase the cost of servicing our bank debt (i.e., term loan and revolving credit facility), which could materially reduce our profitability and cash flows.

Use of artificial intelligence could expose us to operational, compliance, and data-related risk.

We currently utilize artificial intelligence-enabled tools primarily to support administrative and efficiency-focused functions. While these tools are not used to make operational, financial reporting, or customer-related decisions, we are still exposed to certain risks including potential data and security or privacy breaches, reliance on third-party AI service providers, inaccurate or incomplete outputs, and evolving regulatory and legal requirements. These risks could result in negative consequences for the Company such as, but not limited to, increased inefficiencies, increased training and legal costs, and contractual or legal claims.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Governance

In response to the increasing threat of continuously evolving cybersecurity risks, we continue to invest in our information technology and operational technology cybersecurity processes. We maintain a data protection and cybersecurity risk management program based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity framework to assess, identify and manage cybersecurity risks. As part of this program, we maintain defensive network perimeter safeguards, internal mitigation and control features, continuous system and network monitoring, and contingency data protection. The Company ensures regular data and system backups through planned schedules. We utilize local backups for quick recovery and off-site, off-line and physical backups to safeguard against disasters. Our cybersecurity program includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity testing, detection, response, prevention and mitigation strategies. We also have a notification process for real-time escalation of material cyber incidents by members of our internal cybersecurity team to senior management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, General Counsel and the Audit Committee of the Board of Directors. The Company’s information security team also engages third-party security consultants for penetration testing, training for employees on cybersecurity awareness and system enhancements. Our Director of Information Technology is responsible for leading global cybersecurity risk reduction efforts and compliance. The Director of Information Technology, and his related staff, are highly skilled information technology and information security professionals with varying years of experience. The Director of Information Technology has had various roles related to information technology and information security with the Company since being hired in 2015.

The Audit Committee is responsible for oversight of our risk management with respect to information technology operations and cybersecurity and oversees risk management in the area of data privacy, which is included in our overall enterprise risk management. As part of this process, the Audit Committee oversees the data protection and cybersecurity risk management program, which includes reviewing management’s risk assessments and the steps management has taken to monitor or mitigate our cybersecurity risk exposure. On a quarterly basis, management provides data protection and cybersecurity reports to the Audit Committee, which include updates on cybersecurity initiatives, cybersecurity metrics and threat landscape.

Despite our efforts with respect to information technology operations, cybersecurity and data privacy, we have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. During fiscal year 2026, the Company did not experience any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, cash flow or financial condition.

ITEM 2. PROPERTIES

Our principal executive office is located at One Tribology Center, Oxford, Connecticut, which we own. Our Dodge Industrial subsidiary has office space in Simpsonville, South Carolina, which we lease.

We own or lease 44 manufacturing facilities in five countries. 32 of those manufacturing facilities are located in the U.S., one is located in Poland, eight are located in Mexico, two are located in Switzerland and one is located in India.

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

ITEM 3. LEGAL PROCEEDINGS

In 2022 and 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act, 31 U.S.C. § 3733 (the “FCA”). The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. The investigation is ongoing and we currently do not expect the investigation to have a material adverse effect on the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

Our common stock is quoted on the New York Stock Exchange under the symbol “RBC.” As of May 8, 2026, there was one holder of record of our common stock.

The following table shows the high and low sales prices of our common stock during the periods indicated:

	Fiscal 2026		Fiscal 2025
	High	Low	High	Low
First Quarter	$393.51	$297.28	$299.25	$241.43
Second Quarter	416.33	369.88	309.01	260.53
Third Quarter	465.80	364.50	346.78	272.50
Fourth Quarter	589.16	447.35	372.83	290.56

The last reported sale price of our common stock on the New York Stock Exchange on May 8, 2026 was $605.99 per share.

Dividends

Except for a $2.00 per common share special dividend paid in 2014, we have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on the common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock during the fourth quarter of fiscal 2026 are as follows:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
12/28/2025 – 01/24/2026	16	$458.79	—	$100.0
01/25/2026 – 02/21/2026	1,744	544.02	—	100.0
02/22/2026 – 03/28/2026	486	560.00	—	$100.0
Total	2,246	$546.87	—

(1)	Consists of shares of RBC restricted stock repurchased from employees upon the vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.

(2)	The closing price for our stock on the trading day immediately preceding the restricted stock vesting date.

(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of March 28, 2026, the Company has not repurchased any shares pursuant to this program.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2026, we did not issue any securities that were not registered under the Securities Act of 1933.

Performance Graph

The following graph shows the total return to our stockholders compared to the Russell 3000 Index and the S&P 400 Industrials (Sector) (TR) over the period from April 3, 2021 to March 28, 2026. Because of the diversity of our markets and products, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 3000 Index, which we are a part of, is included in the graph as permitted by applicable regulations. Each line on the graph assumes that $100 was invested in our common stock or in the respective indices on April 3, 2021 based on the closing price on that date. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on March 28, 2026.

	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024	March 29, 2025	March 28, 2026
RBC Bearings Incorporated	$100.00	$98.69	$117.44	$136.41	$164.27	$268.53
Russell 3000 Index	100.00	110.99	101.03	130.62	139.42	161.35
S&P 400 Industrials (Sector) (TR)	100.00	103.02	107.16	145.05	134.40	172.51

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

General

We are a well-known international manufacturer of highly engineered precision bearings, components and essential systems for the Aerospace & Defense and Industrial markets. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 65 facilities in 11 countries, of which 44 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2026 had 52 weeks and fiscal 2025 had 52 weeks.

We currently operate under two reportable business segments – Aerospace & Defense and Industrial:

●	Aerospace & Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, defense marine, defense ground vehicles, missiles and guided munitions, and space and satellite applications.

●	Industrial. This segment represents the end markets for the Company’s highly engineered bearings, gearing and precision components used in various industrial applications including: construction, mining, forestry, energy, agricultural and other machinery; aggregate and cement handling; food and beverage manufacturing; grain, and agricultural product handling; metals and mining material handling; chemicals, oil and gas production; warehousing and logistics; manufacturing automation and semiconductor equipment; power generation; waste and water management; rail and transportation.

We use gross margin as the primary measurement to assess the financial performance of each reportable segment. End market and channel sales within our segments are based on internal definitions and metrics considered by management and are periodically reviewed and updated prospectively.

The markets for our products are cyclical, and we have endeavored to mitigate this cyclicality by entering into single and sole-source relationships and long-term purchase agreements, through diversification across multiple market segments within the Aerospace & Defense and Industrial segments, by increasing sales to the aftermarket, and by focusing on developing highly customized solutions.

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

Outlook

For the fiscal year ended March 28, 2026, 57.9% of our net sales were attributable to the Industrial segment while the Aerospace & Defense segment contributed 42.1% of our net sales. Our net sales increased 14.3% year over year due to sales increases in both the Aerospace & Defense and Industrial segments. VACCO, which was acquired on July 18, 2025, accounted for $83.9 of net sales in fiscal 2026. VACCO is part of our Aerospace & Defense segment.

Aerospace & Defense segment sales increased 32.9% year over year. Commercial aerospace increased 17.8%, due to the increased build rates from large OEMs. defense sales, which represented approximately 40.0% of segment sales during the year, were up 64.5% for the year. Excluding net sales from VACCO, defense sales were up 22.9% year over year. Our backlog in this segment is significant and deliveries are expected to continue to grow in the coming years.

Industrial segment sales increased 3.8% year over year, led by a 4.8% increase in distribution and aftermarket sales. Sales to OEMs were up 1.5% year over year, primarily driven by aggregate & cement, warehousing, grain and food & beverage.

Of our net sales for the fourth quarter of fiscal 2026, 57.1% was attributable to the Industrial segment compared to 42.9% for the Aerospace & Defense segment. Approximately $200.0 of Industrial segment sales in the fourth quarter of fiscal 2026 were to distribution and aftermarket compared to approximately $191.5 in the prior year while approximately $95.9 were made directly to OEMs in the fourth quarter of fiscal 2026 compared to approximately $88.9 in the prior year. Net sales in the Aerospace & Defense segment increased $64.8, or 41.2%, for the fourth quarter of fiscal 2026 compared to the same period last fiscal year. Excluding net sales from VACCO, net sales increased in this segment by 22.8%. Commercial aerospace net sales, which consisted of $106.6 of OEM and $22.9 of distribution and aftermarket, increased by 18.5% compared to the fourth quarter of fiscal 2025 when OEM net sales were $85.9 and distribution and aftermarket net sales were $23.3. This was driven by increased build rates in the OEM market and aftermarket demand remained strong. Our fiscal 2026 fourth quarter defense markets’ net sales, which consisted of $74.0 of OEM and $18.6 of distribution and aftermarket, increased 92.5% compared to the fourth quarter of fiscal 2025 when OEM net sales were $38.1 and distribution and aftermarket net sales were $10.0. Excluding net sales from VACCO, defense net sales were up 35.0% compared to the same period in the prior year.

The Company forecasts net sales to be approximately $500.0 to $510.0 in the first quarter of fiscal 2027, compared to $436.0 in the first quarter of fiscal 2026, which represents a growth rate of 14.7% to 17.0%. Excluding $28.0 of expected net sales from VACCO, net sales are expected to grow 8.3% to 10.6%. Adjusted gross margin is expected to be in the range of 45.25% to 45.5% and SG&A as a percentage of net sales is expected to be in the range of 16.50% to 16.75%.

Our backlog as of March 28, 2026 was $2.3 billion, which included $0.6 billion of VACCO backlog and $1.1 billion of marine related backlog, compared to a total of $0.9 billion as of March 29, 2025. This increase reflects continued growth, most notably in our commercial aerospace and marine defense end markets.

We experienced solid operating cash flow generation during fiscal 2026 (as discussed in the “Liquidity and Capital Resources” section below). We believe that operating cash flows and available credit under our revolving bank credit facilities will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of March 28, 2026, we had cash of $57.3, of which, $33.1 was cash held by our foreign operations.

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

Approximately 95% of the Company’s revenue was generated from the sale of products to customers in the Aerospace & Defense and Industrial markets for each of the years ended March 28, 2026 and March 29, 2025. The remaining 5% of the Company’s revenue for each of the last two fiscal years was derived from services performed for customers, which included repair and refurbishment work performed on customer-controlled assets as well as design and test work.

Refer to Note 2 for further discussion regarding the Company’s revenue policy.

Cost of Sales

Cost of sales includes employee compensation and benefits, raw materials, outside processing, depreciation of manufacturing machinery and equipment, supplies and manufacturing overhead.

Less than half of our factory costs, depending on product mix, are attributable to raw materials, purchased components and outside processing. When we experience raw material inflation, we attempt to offset these cost increases by changing our buying patterns, expanding our vendor network and passing through price increases when possible. Although we experienced cost inflation on raw material, labor and overhead for this fiscal year, we were able to mitigate it through pricing, insourcing and strategic sourcing efforts.

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

Fiscal 2026 Compared to Fiscal 2025

Results of Operations

(amounts in millions, except share and per share data)

	FY26	FY25	$ Change	% Change
Net sales	$1,870.9	$1,636.3	$234.6	14.3%
Net income attributable to common stockholders	$287.6	$233.8	$53.8	23.0%
Net income per common share attributable to common stockholders: Diluted	$9.09	$7.70
Weighted average common shares attributable to common stockholders: Diluted	31,634,888	30,354,470

Net sales for the fiscal year ended March 28, 2026 increased $234.6, or 14.3%, compared to fiscal 2025. Excluding $83.9 of net sales from VACCO, net sales increased by 9.2% compared to the prior year. This increase was the result of a 3.8% increase in our Industrial segment, while net sales in our Aerospace & Defense segment increased 32.9% year over year. Industrial segment sales experienced the strongest contribution to growth in the aggregate & cement, warehousing and logistics, food & beverage and grain markets. Within Aerospace & Defense, total commercial aerospace net sales increased 17.8% and defense net sales increased 64.5% year over year. Commercial aerospace net sales, which consisted of $387.4 of OEM and $85.0 of distribution and aftermarket, increased by 17.8% compared to fiscal 2025 when OEM net sales were $317.8 and distribution and aftermarket net sales were $83.1. The OEM markets have continued to improve as build rates have steadily increased over the last several months. Our defense market net sales, which consisted of $237.1 of OEM and $78.5 of distribution and aftermarket, increased by 64.5% compared to fiscal 2025 when OEM net sales were $146.3 and distribution and aftermarket net sales were $45.6. The increase in defense sales was led by marine, missiles and guided munitions and reflects continued growth in demand which is evident by our growing backlog. The acquisition of VACCO also contributed to the sales growth. Excluding VACCO, net sales increased by 19.1% for the Aerospace & Defense segment.

Net income attributable to common stockholders increased by $53.8 to $287.6 for fiscal 2026 compared to fiscal 2025. The net income attributable to common stockholders of $287.6 in fiscal 2026 was impacted by $14.8 of acquisition and related costs, $6.2 of restructuring and consolidation charges, $49.8 of interest expense, and $81.7 of income tax expense. The net income attributable to common stockholders of $233.8 in fiscal 2025 was impacted by $1.5 of restructuring and consolidation charges, $59.8 of interest expense, $12.4 of preferred stock dividends, and $65.7 of income tax expense.

Gross Margin

	FY26	FY25	$ Change	% Change
Gross Margin	$830.2	$726.1	$104.1	14.3%
Gross Margin %	44.4%	44.4%

Gross margin was 44.4% of sales for fiscal 2026 compared to 44.4% for the same period last year. The increase in gross margin was primarily driven by volume. Gross margin in fiscal 2026 was impacted by $2.1 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $13.2 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

Selling, General and Administrative

	FY26	FY25	$ Change	% Change
SG&A	$316.1	$279.3	$36.8	13.2%
% of net sales	16.9%	17.1%

SG&A as a % of net sales was 16.9% compared to 17.1% in the prior fiscal year. SG&A expenses increased by $36.8 to $316.1 for fiscal 2026 compared to fiscal 2025, primarily driven by increased personnel costs and $11.2 from the inclusion of VACCO.

Other, Net

	FY26	FY25	$ Change	% Change
Other, net	$93.1	$76.9	$16.2	21.1%
% of net sales	5.0%	4.7%

Other operating expenses for fiscal 2026 totaled $93.1 compared to $76.9 for fiscal 2025. For fiscal 2026, other operating costs consisted of $81.0 of amortization expense, $1.6 of acquisition costs, $4.1 of restructuring costs, $1.1 of bad debt expense and $5.3 of other items. Of the amortization expense incurred during the period, $10.3 was related to acquired intangible assets from the VACCO acquisition. For fiscal 2025, other operating expenses consisted of $71.8 of amortization expense, $1.5 of restructuring costs, $1.2 of bad debt expense and $2.4 of other items.

Interest Expense, Net

	FY26	FY25	$ Change	% Change
Interest expense, net	$49.8	$59.8	$(10.0)	(16.7)%
% of net sales	2.7%	3.7%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income. Interest expense, net was $49.8 for fiscal 2026 compared to $59.8 for fiscal 2025. The decrease in interest expense between the periods was due to the reduction of the principal balance on our Term Loan (as defined in “Liquidity and Capital Resources—Liquidity—Domestic Credit Facility”), partially offset by the impact of a $200.0 draw on the Revolving Credit Facility (as defined in “Liquidity and Capital Resources—Liquidity—Domestic Credit Facility”) during the second quarter of fiscal 2026 to fund part of the VACCO acquisition. In addition, the Cross Currency Swap has enabled us to better manage interest costs.

Other Non-Operating Expense/(Income)

	FY26	FY25	$ Change	% Change
Other non-operating expense/(income)	$1.9	$(1.8)	$3.7	205.6%
% of net sales	0.1%	(0.1)%

Other non-operating expense for fiscal 2026 totaled $1.9, consisting primarily of post-retirement benefit costs and foreign exchange gains and losses. Non-operating income during fiscal 2025 was $1.8, consisting primarily of a $4.0 legal settlement partially offset by post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	FY26	FY25
Income tax expense	$81.7	$65.7
Effective tax rate with discrete items	22.1%	21.1%
Effective tax rate without discrete items	23.8%	23.5%

Income tax expense for fiscal 2026 was $81.7 compared to $65.7 for fiscal 2025. Our effective income tax rate for fiscal 2026 was 22.1% compared to 21.1% for fiscal 2025. The effective income tax rates are different from the U.S. statutory rate due to the U.S. credits for increasing research activities and foreign-derived intangible income provision, which decrease the rate, and differences in foreign and state income taxes, which increase the rate. The effective income tax rate for fiscal 2026 of 22.1% included discrete items totaling a benefit of $6.2 which is substantially related to a benefit associated with stock-based compensation, changes in valuation allowances, and one-time adjustments to record deferred tax liabilities for foreign subsidiaries. The effective income tax rate for fiscal 2026 without these discrete items would have been 23.8%. The effective income tax rate for fiscal 2025 of 21.1% included discrete items totaling a benefit of $7.6 which is substantially related to a benefit associated with stock-based compensation, a reduction in unrecognized tax benefits due to the expiration of the statute of limitations, and benefits related to the release of a valuation allowance and an adjustment related to state remeasurements. The effective income tax rate for fiscal 2025 without these discrete items would have been 23.5%.

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

One Big Beautiful Bill Act

On July 4, 2025, the U.S. enacted new legislation, Public Law No: 119-21, The One Big Beautiful Bill Act (“The Act”). The Act includes several U.S. corporate tax provisions, including restoring immediate deductibility of certain capital expenditures, restoring full expensing of domestic research and development costs, and changes in the computations of U.S. taxation on international earnings. As the Company continues to analyze the changes in tax law contained in the Act, we expect the Act to result in a favorable timing shift in our U.S. cash tax payments, with no material impact on our fiscal 2026 effective tax rate.

Segment Information

We report our financial results under two operating segments: Aerospace & Defense and Industrial. We use gross margin as the primary measurement to assess the financial performance of each reportable segment.

Aerospace & Defense Segment:

	FY26	FY25	$ Change	% Change
Net sales	$788.0	$592.8	$195.2	32.9%

Gross margin	$320.7	$243.1	$77.6	31.9%
Gross margin %	40.7%	41.0%

SG&A	$58.1	$42.6	$15.5	36.4%
% of segment net sales	7.4%	7.2%

Net sales increased $195.2, or 32.9%, for fiscal 2026 compared to fiscal 2025. Commercial aerospace net sales, which consisted of $387.4 of OEM and $85.0 of distribution and aftermarket, increased by 17.8% compared to fiscal 2025 when OEM net sales were $317.8 and distribution and aftermarket net sales were $83.1. The OEM markets have continued to improve in line with build rates. Our defense market net sales, which consisted of $237.1 of OEM and $78.5 of distribution and aftermarket, increased by 64.5% compared to fiscal 2025 when OEM net sales were $146.3 and distribution and aftermarket net sales were $45.6. The increase in defense sales was led by marine, missiles and guided munitions and reflects continued growth in demand which is evident by our growing backlog. The acquisition of VACCO also contributed to the sales growth. Excluding VACCO, net sales increased by 19.1% for the Aerospace & Defense segment. Excluding VACCO, commercial net sales increased 17.3% and defense market net sales increased 22.9% compared to the same period in the prior year.

Gross margin was $320.7, or 40.7% of net sales, in fiscal 2026 compared to $243.1, or 41.0% of sales, for the same period in fiscal 2025. We anticipate additional margin expansion in the upcoming year as the growing orders for commercial products are expected to increase volumes flowing through our manufacturing facilities driving cost efficiencies. Expected synergies from the VACCO acquisition should also contribute to margin expansion. Gross margin in fiscal 2026 was affected by $13.2 of purchase accounting adjustments related to the VACCO acquisition.

Industrial Segment:

	FY26	FY25	$ Change	% Change
Net sales	$1,082.9	$1,043.5	$39.4	3.8%

Gross margin	$509.5	$483.0	$26.5	5.5%
Gross margin %	47.0%	46.3%

SG&A	$141.5	$136.5	$5.0	3.7%
% of segment net sales	13.1%	13.1%

Net sales increased $39.4, or 3.8%, during fiscal 2026 compared to the same period last year. The continued strong performance was driven by the aggregate and cement, warehousing, food & beverage and grain markets, partially offset by softness in the mining & metals, power generation and oil & gas end markets. Sales to distribution and the aftermarket were $751.9 in fiscal 2026 compared to $717.4 in the prior year, a 4.8% year-over-year increase. OEM sales increased 1.5% to $331.0 for fiscal 2026 compared to $326.1 in the prior year.

Gross margin was $509.5, or 47.0% of net sales, in fiscal 2026 compared to $483.0, or 46.3% of sales, for the same period in fiscal 2025. The expansion in margin year over year was attributable to manufacturing efficiencies and product mix.

Corporate:

	FY26	FY25	$ Change	% Change
SG&A	$116.5	$100.2	$16.3	16.3%
% of total net sales	6.2%	6.1%

Corporate SG&A for fiscal 2026 increased $16.3 or 16.3% compared to fiscal 2025 due to increased spending in IT and personnel-related costs. As a percentage of net sales, Corporate SG&A was relatively flat year over year.

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

Liquidity

As of March 28, 2026, we had cash of $57.3, of which, approximately $33.1 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth and acquisitions for and by our foreign subsidiaries, with the exception of our Canadian operations as there are no current plans to expand on the sales operations within that jurisdiction. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

In fiscal 2022, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Facilities”).

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of March 28, 2026, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $173.0 for fiscal 2027.

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

In connection with the amendment, new debt issuance costs totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 debt issuance costs will be amortized through the new term of October 2030. The remaining portion of original debt issuance costs associated with the Term Loan of $1.6 will continue to be amortized through the end of the Term Loan in November 2026.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of March 28, 2026 the Company was in compliance with all debt covenants.

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

As of March 28, 2026, $173.0 was outstanding under the Term Loan, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of March 28, 2026.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.1 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 28, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

Interest Rate Swap

Because the Company is exposed to market risks relating to fluctuations in interest rates, the Company maintained an interest rate swap prior to its expiration on December 30, 2025 (the “Interest Rate Swap”). At this time we have not yet determined if we will enter into a new interest rate swap arrangement.

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

Preferred Stock

Prior to October 15, 2024, the Company had outstanding 4,600,000 shares of 5.00% Series A Mandatory Convertible Preferred Stock (“MCPS”) to which we paid a quarterly dividend aggregating $5.75, but on that date each then-outstanding share of the MCPS converted into 0.4413 shares of common stock, resulting in the retirement of the MCPS and the issuance of 2,029,955 shares of common stock, and the cessation of the Company paying related dividends.

Cash Flows

Fiscal 2026 Compared to Fiscal 2025

The following table summarizes our cash flow activities:

	FY26	FY25	$ Change
Net cash provided by (used in):
Operating activities	$415.7	$293.6	$122.1
Investing activities	(349.7)	(49.8)	(299.9)
Financing activities	(43.3)	(270.4)	227.1
Effect of exchange rate changes on cash	(2.2)	(0.1)	(2.1)
(Decrease)/increase in cash	$20.5	$(26.7)	$47.2

During fiscal 2026, we generated cash of $415.7 from operating activities compared to $293.6 for fiscal 2025. The increase of $122.1 was the result of a $41.4 increase in net income, a $56.8 favorable change in non-cash activity and net favorable change in operating assets and liabilities of $23.9. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $8.8 more depreciation and amortization, $6.1 more stock-based compensation, $0.6 more amortization of deferred financing costs, $37.7 more deferred taxes, $0.9 more non-cash operating lease expense, $0.2 of additional losses on the disposition of assets and $2.5 more restructuring and other non-cash charges.

The following chart summarizes the impact on cash flow from operating assets and liabilities for fiscal 2026 versus fiscal 2025.

	FY26	FY25
Cash provided by (used in):
Accounts receivable	$(19.4)	$(53.3)
Inventory	(43.7)	(32.3)
Prepaid expenses and other current assets	10.5	(3.9)
Other noncurrent assets	(16.7)	0.5
Accounts payable	1.4	22.2
Accrued expenses and other current liabilities	(16.4)	(2.3)
Other noncurrent liabilities	24.4	(14.7)
Total change in operating assets and liabilities	$(59.9)	$(83.8)

During fiscal 2026, we used $349.7 for investing activities as compared to $49.8 for fiscal 2025. The increase in cash used was attributable to $276.7 used for the VACCO acquisition and a $23.3 increase in capital expenditures.

During fiscal 2026, we used cash of $43.3 for financing activities compared to $270.4 in fiscal 2025. This change was primarily attributable to $133.0 of additional proceeds received from the Revolving Credit Facility. Additionally, we had $22.0 less of payments made on the Term Loan, $17.2 less of preferred stock dividends paid, and $77.4 less of revolving credit facilities payments, partially offset by $1.8 more of financing fees paid, $10.7 less of exercises of stock-based awards, $4.9 more of repurchases of common stock, $0.5 more payments of finance lease obligations, $0.1 more repayments of notes payable and $4.5 less of proceeds received from mortgage.

Capital Expenditures

Our capital expenditures in fiscal 2026 were $73.1 compared to $49.8 in fiscal 2025. We expect to make capital expenditures of approximately 3.5% to 4.0% of net sales during fiscal 2027 in connection with our existing business. We funded our fiscal 2026 capital expenditures, and expect to fund fiscal 2027 capital expenditures, principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

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

Revenue Recognition. The performance obligations for the majority of RBC’s product sales are satisfied at the point in time in which the products are shipped. The Company has determined that the customer obtains control upon shipment of the product based on the shipping terms (i.e. when it ships from RBC’s dock or when the product arrives at the customer’s dock) and recognizes revenue when control has transferred to the customer. Once a customer has obtained control, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Approximately 95% and 98% of the Company’s revenue was recognized in this manner based on sales for the fiscal years ended March 28, 2026 and March 29, 2025, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2026. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value include gross margin, discount rate, and long-term growth rate, which is affected by expectations about future market or economic conditions. The fair value of the reporting units exceeds the carrying value by a minimum of 38.8% at each of the two reporting units. Assuming no growth in gross margin within the model would not result in impairment of goodwill for any of our reporting units. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

Off-Balance Sheet Arrangements

The Company has $3.7 of outstanding standby letters of credit, all of which are under the Revolving Credit Facility. We had no significant off-balance sheet arrangements as of March 28, 2026.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks which arise during the normal course of business from changes in interest rates and foreign currency exchange rates.

Interest Rates. We currently have variable rate debt outstanding under the Term Loan and the Revolving Credit Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate. During the three-year period prior to December 30, 2025, we utilized the Interest Rate Swap to fix a portion of the variable rate interest expense associated with the Term Loan, but the Company does not have an interest rate swap in place as of the date of this Annual Report.

Foreign Currency Exchange Rates. As an international company, our operations transact in the following foreign currencies:

●	Australia – Australian Dollar	●	India – Rupee
●	Canada – Canadian Dollar	●	Mexico – Peso
●	China – Chinese Yuan	●	Poland – Zloty
●	France and Germany – Euro	●	Switzerland – Swiss Franc
●	England – British Pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 11% of our net sales were impacted by foreign currency fluctuations in fiscal 2026 and fiscal 2025. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. The opposite would be true if the U.S. dollar were to get comparatively weaker to those foreign currencies. Fluctuations in foreign currency exchange rates may make our products more expensive or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States and our results of operations.

We periodically enter into derivative financial instruments to reduce the effect of fluctuations in exchange rates on transactions and account balances denominated in non-functional currencies. As of March 28, 2026, the Company had the Cross Currency Swap, which is discussed in “Liquidity and Capital Resources” in Item 7 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBC Bearings Incorporated (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 15, 2026 expressed an unqualified opinion thereon.

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

Business Combination

Description of the Matter

As described in Notes 2 and 21 to the consolidated financial statements, the Company completed the acquisition of VACCO Industries in July 2025 for consideration of $276.7 million. This acquisition has been accounted for as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the judgmental nature and effect of the discount rate used in the determination of the estimated fair value of the customer relationship intangible assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combinations, including the control over management’s development and review of the discount rate.

To test the estimated fair value of the customer relationship intangible assets, we performed audit procedures, with the assistance of internal valuation specialists, that included, among others, assessing methodologies and testing the discount rate. We performed a sensitivity analysis of the discount rate to evaluate the changes in the fair value of the customer relationship intangible assets that would result from changes in the assumption. We also evaluated the reasonableness of the selected guideline companies used in the determination of the discount rate.

Revenue Recognition

Description of the Matter

The Company’s revenue was $1,870.9 million for the year ended March 28, 2026. As explained in Notes 2 and 3 to the consolidated financial statements, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferred goods or services. The majority of revenue is recognized at a point in time.

The principal consideration for determining our procedures related to revenue recognition is a critical audit matter is the extensive audit effort in planning and performing procedures related to the Company’s revenue due to the disaggregated nature of the Company’s operations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue process. For example, we tested management’s controls relating to the timing of revenue recognition.

We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue recognition, including determining where we would perform procedures. Our procedures included, among others, (i) assessing the completeness, accuracy, and existence of revenue recognized by testing the correlation of revenue to accounts receivable and cash, (ii) testing revenue recognized for a sample of revenue transactions during the year as well as before and after period end by obtaining and inspecting source documents, such as purchase orders, invoices and proof of shipment or delivery and (iii) confirming a sample of outstanding customer invoice balances, and for confirmations not returned, obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Hartford, Connecticut

May 15, 2026

RBC Bearings Incorporated

Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	March 28, 2026	March 29, 2025
ASSETS
Current assets:
Cash	$57.3	$36.8
Accounts receivable, net of allowance for credit losses of $6.3 at March 28, 2026 and $5.4 at March 29, 2025	340.6	307.6
Inventory, net	762.8	654.5
Prepaid expenses and other current assets	29.1	28.4
Total current assets	1,189.8	1,027.3
Property, plant and equipment, net	419.0	359.0
Operating lease assets	68.7	58.6
Goodwill	2,003.4	1,872.2
Intangible assets, net	1,378.2	1,325.1
Other noncurrent assets	63.6	43.0
Total assets	$5,122.7	$4,685.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147.0	$138.4
Accrued expenses and other current liabilities	214.7	166.0
Current operating lease liabilities	10.7	9.2
Current portion of long-term debt	173.8	1.7
Total current liabilities	546.2	315.3
Long-term debt, less current portion	701.7	918.4
Noncurrent operating lease liabilities	59.0	50.3
Deferred income taxes	267.3	257.8
Other noncurrent liabilities	187.5	112.0
Total liabilities	1,761.7	1,653.8
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value per share; authorized shares: 10,000,000 as of March 28, 2026 and March 29, 2025; issued shares: 0 as of March 28, 2026 and March 29, 2025	—	—
Common stock, $.01 par value per share; authorized shares: 60,000,000 at March 28, 2026 and March 29, 2025; issued shares: 32,720,037 and 32,522,189 at March 28, 2026 and March 29, 2025, respectively	0.3	0.3
Additional paid-in capital	1,735.4	1,682.5
Accumulated other comprehensive income/(loss)	2.1	(1.4)
Retained earnings	1,738.2	1,450.6
Treasury stock, at cost, 1,084,772 shares and 1,046,569 shares at March 28, 2026 and March 29, 2025, respectively	(115.0)	(100.6)
Total stockholders’ equity	3,361.0	3,031.4
Total liabilities and stockholders’ equity	$5,122.7	$4,685.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(amounts in millions, except share and per share data)

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net sales	$1,870.9	$1,636.3	$1,560.3
Cost of sales	1,040.7	910.2	889.8
Gross margin	830.2	726.1	670.5
Operating expenses:
Selling, general and administrative	316.1	279.3	253.5
Other, net	93.1	76.9	74.8
Total operating expenses	409.2	356.2	328.3
Operating income	421.0	369.9	342.2
Interest expense, net	49.8	59.8	78.7
Other non-operating expense/(income)	1.9	(1.8)	1.7
Income before income taxes	369.3	311.9	261.8
Provision for income taxes	81.7	65.7	51.9
Net income	$287.6	$246.2	$209.9
Preferred stock dividends	—	12.4	23.0
Net income attributable to common stockholders	$287.6	$233.8	$186.9

Net income per common share attributable to common stockholders:
Basic	$9.14	$7.76	$6.47
Diluted	$9.09	$7.70	$6.41
Weighted average common shares:
Basic	31,481,360	30,136,501	28,917,008
Diluted	31,634,888	30,354,470	29,189,056

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(amounts in millions)

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net income	$287.6	$246.2	$209.9
Pension and postretirement liability adjustments(1)	(1.3)	2.4	0.4
Change in fair value of Interest Rate Swap(2)	0.2	(1.4)	3.4
Change in fair value of Cross Currency Swap(3)	(5.8)	(0.2)	—
Foreign currency translation adjustments	10.4	(2.9)	1.0
Total comprehensive income	$291.1	$244.1	$214.7

(1)	These adjustments were net of tax benefit of $0.4, tax expense of $0.6 and tax expense of $0.4 in fiscal 2026, 2025 and 2024, respectively.

(2)	Net of tax expense of $0.0, tax benefit of $0.4 and tax expense of $1.0 in fiscal 2026, 2025 and 2024, respectively.

(3)	Net of tax benefit of $1.7 and net of tax benefit of $0.0 for fiscal 2026 and 2025, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at April 1, 2023	29,989,948	$0.3	4,600,000	$0.0	$1,589.9	$(4.1)	$1,029.9	(966,398)	$(80.1)	$2,535.9
Net income	—	—	—	—	—	—	209.9	—	—	209.9
Stock-based compensation	—	—	—	—	14.9	—	—	—	—	14.9
Preferred stock dividends	—	—	—	—	—	—	(23.0)	—	—	(23.0)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(48,655)	(11.0)	(11.0)
Exercise of equity awards	168,321	0.0	—	—	20.4	—	—	—	—	20.4
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.4	—	—	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	69,175	—	—	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $1.0	—	—	—	—	—	3.4	—	—	—	3.4
Currency translation adjustments	—	—	—	—	—	1.0	—	—	—	1.0
Balance at March 30, 2024	30,227,444	$0.3	4,600,000	$0.0	$1,625.2	$0.7	$1,216.8	(1,015,053)	$(91.1)	$2,751.9
Net income	—	—	—	—	—	—	246.2	—	—	246.2
Stock-based compensation	—	—	—	—	22.0	—	—	—	—	22.0
Preferred stock dividends	—	—	—	—	—	—	(12.4)	—	—	(12.4)
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(31,516)	(9.5)	(9.5)
Conversion of mandatory convertible preferred stock to common stock	2,029,955	—	(4,600,000)	(0.0)	—	—	—	—	—	(0.0)
Exercise of equity awards	223,693	0.0	—	—	34.9	—	—	—	—	34.9
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.6	—	—	—	—	—	2.4	—	—	—	2.4
Issuance of restricted stock, net of forfeitures	41,097	—	—	—	0.4	—	—	—	—	0.4
Change in fair value of Interest Rate Swap, net of tax benefit of $0.4	—	—	—	—	—	(1.4)	—	—	—	(1.4)
Change in fair value of Cross Currency Swap, net of tax benefit of $0.0	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Currency translation adjustments	—	—	—	—	—	(2.9)	—	—	—	(2.9)
Balance at March 29, 2025	32,522,189	$0.3	—	—	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	—	—	287.6	—	—	287.6
Stock-based compensation	—	—	—	—	23.7	—	—	—	—	23.7
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	—	—	(38,203)	(14.4)	(14.4)
Exercise of equity awards	143,994	0.0	—	—	24.2	—	—	—	—	24.2
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.4	—	—	—	—	—	(1.3)	—	—	—	(1.3)
Issuance of restricted stock, net of forfeitures	20,515	—	—	—	—	—	—	—	—	—
Issuance of awards previously classified as liability awards	33,339	—	—	—	5.0	—	—	—	—	5.0
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	—	—	0.2	—	—	—	0.2
Change in fair value of Cross Currency Swap, net of tax benefit of $1.7	—	—	—	—	—	(5.8)	—	—	—	(5.8)
Currency translation adjustments	—	—	—	—	—	10.4	—	—	—	10.4
Balance at March 28, 2026	32,720,037	$0.3	—	—	$1,735.4	$2.1	$1,738.2	(1,084,772)	$(115.0)	$3,361.0

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(amounts in millions)

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$287.6	$246.2	$209.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.8	120.0	119.3
Deferred income taxes	10.9	(26.8)	(12.3)
Amortization of deferred financing costs	3.0	2.4	3.0
Stock-based compensation	34.5	28.4	17.4
Noncash operating lease expense	7.2	6.3	6.8
Loss on disposition of assets	0.6	0.4	0.6
Restructuring and other noncash charges	3.0	0.5	2.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19.4)	(53.3)	(13.4)
Inventory	(43.7)	(32.3)	(31.6)
Prepaid expenses and other current assets	10.5	(3.9)	(2.4)
Other noncurrent assets	(16.7)	0.5	(3.0)
Accounts payable	1.4	22.2	(30.7)
Accrued expenses and other current liabilities	(16.4)	(2.3)	9.0
Other noncurrent liabilities	24.4	(14.7)	(0.5)
Net cash provided by operating activities	415.7	293.6	274.7
Cash flows from investing activities:
Capital expenditures	(73.1)	(49.8)	(33.2)
Proceeds from sale of assets	0.1	0.0	0.3
Acquisition of businesses	(276.7)	—	(19.3)
Net cash used in investing activities	(349.7)	(49.8)	(52.2)
Cash flows from financing activities:
Proceeds received from revolving credit facilities	200.0	67.0	20.3
Repayments of revolving credit facilities	(5.0)	(82.4)	—
Repayments of term loans	(240.0)	(262.0)	(225.0)
Repayments of notes payable	(1.7)	(1.6)	(1.6)
Finance fees paid in connection with credit facilities	(1.8)	—	—
Proceeds from mortgage	—	4.5	—
Principal payments on finance lease obligations	(4.6)	(4.1)	(3.6)
Preferred stock dividends paid	—	(17.2)	(23.0)
Exercise of equity awards	24.2	34.9	20.4
Tax withholding for common stock issued under equity incentive plans	(14.4)	(9.5)	(11.0)
Net cash used in financing activities	(43.3)	(270.4)	(223.5)

Effect of exchange rate changes on cash	(2.2)	(0.1)	(0.9)
Cash:
Increase/(decrease) during the year	20.5	(26.7)	(1.9)
Cash, at beginning of year	36.8	63.5	65.4
Cash, at end of year	$57.3	$36.8	$63.5

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$71.6	$101.3	$56.4
Interest	48.4	55.4	75.7

See accompanying notes.

RBC Bearings Incorporated

Notes to Consolidated Financial Statements

(amounts in millions, except share and per share data)

1. Organization and Business

RBC Bearings Incorporated, together with its subsidiaries, is an international manufacturer and marketer of highly engineered precision bearings, components and essential systems for the Industrial and Aerospace & Defense markets, which are integral to the manufacture and operation of most machines, aircraft and mechanical systems, to reduce wear to moving parts, facilitate proper power transmission, reduce damage and energy loss caused by friction and control pressure and flow. The terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning. While we manufacture products in all major categories, we focus primarily on highly technical or regulated bearing products and engineered products for specialized markets that require sophisticated design, testing and manufacturing capabilities. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. Over the past 21 years, we have broadened our end markets, products, customer base and geographic reach. We currently have 65 facilities in 11 countries, of which 44 are manufacturing facilities.

The Company operates in two reportable business segments— Industrial and Aerospace & Defense —in which it manufactures highly engineered precision bearings, components and essential systems. The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are widely dispersed geographically. No one customer accounted for more than 13% of the Company’s net sales in fiscal 2026, 18% of net sales in fiscal 2025 and 17% of net sales in fiscal 2024. The Company’s segments are further discussed in Note 19.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RBC Bearings Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal year 2026 contained 52 weeks, fiscal year 2025 contained 52 weeks and fiscal year 2024 contained 52 weeks.

End market and channel sales within our segments are based on internal definitions and metrics considered by management and are periodically reviewed and updated prospectively. Certain amounts reported in previous years have been reclassified to conform to the fiscal year 2026 presentation.

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

The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral or charge interest on outstanding amounts. The Company had concentrations of credit risk with no individual customer greater than 10% as of March 28, 2026 or March 29, 2025 with the exception of Motion Industries and Boeing. Approximately 23% and 22% of accounts receivable at March 28, 2026 and March 29, 2025, respectively, were attributable to Motion Industries and Boeing.

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

Contract Assets

Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled amount is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, shipment of specified units, or completion of a contract. Contract assets are included within prepaid expenses and other current assets or other noncurrent assets on the consolidated balance sheets.

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

Cloud Computing Arrangements

Cloud computing arrangements are recorded in prepaids and other current assets and are amortized over the life of the service agreement, inclusive of renewal periods that are reasonably certain to be exercised. The related amortization expense is recorded within selling, general and administrative expenses on the consolidated statements of operations. Implementation costs associated with these cloud computing arrangements are capitalized dependent on the nature of the costs and the project stage which they are incurred. Preliminary project phase costs are expensed, costs in the application development stage are capitalized and costs associated with the post-implementation phase are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that the carrying value of such asset may not be recoverable. Separate tests are performed for goodwill and indefinite lived intangible assets. The Company performs the annual impairment testing during the fourth quarter of each fiscal year. We completed a quantitative test of impairment on the indefinite lived intangible assets with no impairment noted in fiscal year 2026. The determination of any goodwill impairment is made at the reporting unit level. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company applies the income approach (discounted cash flow method) in testing goodwill for impairment. The key assumptions used in the discounted cash flow method used to estimate fair value are gross margin, discount rate, and long-term growth rate, which is affected by expectations about future market or economic conditions. The fair value of the reporting units exceeds the carrying value by a minimum of 38.8% at each of the two reporting units. Assuming no growth in gross margin within the model would not result in impairment of goodwill for any of our reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for any of our reporting units. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for any of our reporting units. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Contract Liabilities

Contract liabilities can arise from a customer advance or deposit prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. In addition, contract liabilities can arise from our over-time revenue contracts when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities are included within accrued expenses and other current liabilities or other noncurrent liabilities on the consolidated balance sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer.

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

The Company issued 2,029,955 shares of common stock upon the conversion of the MCPS, in October 2024.

Because the MCPS is no longer outstanding, the Company no longer pays dividends on the MCPS.

For the fiscal years ended March 29, 2025 and March 30, 2024, the effect of assuming the conversion of the 4,600,000 shares of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of diluted earnings per share attributable to common stockholders. Accordingly, net income was reduced by cumulative MCPS dividends, as presented in our consolidated statements of operations, for purposes of calculating net income attributable to common stockholders.

For the fiscal year ended March 28, 2026, 45,117 employee stock options and 8,990 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. For the fiscal year ended March 29, 2025, 55,449 employee stock options and 130 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. At March 30, 2024, 120,954 employee stock options and 250 restricted shares were excluded from the calculation of diluted earnings per share attributable to common stockholders. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share attributable to common stockholders.

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net income	$287.6	$246.2	$209.9
Preferred stock dividends	—	12.4	23.0
Net income attributable to common stockholders	$287.6	$233.8	$186.9
Denominator:
Denominator for basic net income per share attributable to common stockholders — weighted-average shares outstanding	31,481,360	30,136,501	28,917,008
Effect of dilution due to contingently issuable shares related to performance-based awards	12,755	11,564	—
Effect of dilution due to employee stock awards	140,773	206,405	272,048
Denominator for diluted net income per share attributable to common stockholders — weighted-average shares outstanding	31,634,888	30,354,470	29,189,056
Basic net income per share attributable to common stockholders	$9.14	$7.76	$6.47
Diluted net income per share attributable to common stockholders	$9.09	$7.70	$6.41

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

During each of fiscal 2026, 2025 and 2024, the Company ceased use of certain assets and recorded impairment charges. In fiscal 2026 the Company recorded impairment charges of $0.1 for machinery and equipment in our Industrial segment, $0.2 for machinery and equipment at Corporate, and $0.1 for patents and trademarks at Corporate. In fiscal 2025, the Company recorded an impairment charge of $0.5 for patent and trademarks at Corporate. In fiscal 2024, the Company recorded impairment charges of $0.6 for machinery and equipment in our Aerospace & Defense segment and $1.9 for patents and trademarks at Corporate.

These impairment charges were recorded in other, net on the Company’s consolidated statements of operations.

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

Research and Development

Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development costs for the creation of new and improved products, processes and services were approximately $34.4, $33.0 and $33.0, for fiscal years 2026, 2025 and 2024, respectively.

Derivative Instruments

The Company recognizes all derivates on the Consolidated Balance Sheet at fair value. Derivative instruments that are not designated as hedges are adjusted to fair value through earnings. Currently the Company does not hold any instruments that are not designated as hedges. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in fair value will offset the change in fair value of the hedged assets or liabilities through earnings or recognized in accumulated other comprehensive income/(loss). As of March 28, 2026, the only instrument held by the Company is the Cross Currency Swap (CCS). This instrument is designated as a net investment hedge on an after-tax basis. The Company previously had an interest rate swap that ended in December 2025.

The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. As the instrument is designated as a net investment hedge, the fair value of the instrument was included in the consolidated balance sheet within other noncurrent liabilities. Changes in the fair value are recognized through accumulated other comprehensive income/(loss).

Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in the fair value of derivatives and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income/(loss).

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Interest Rate Swap	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 29, 2025	$(6.5)	$(0.2)	$(0.2)	$5.5	$(1.4)
Reclassification to net income	—	(0.2)	—	—	(0.2)
Change in pension and postretirement liability	—	—	—	(1.3)	(1.3)
Net gain on foreign currency translation	10.4	—	—	—	10.4
Gain on Interest Rate Swap, net of taxes	—	0.4	—	—	0.4
Loss on Cross Currency Swap, net of taxes	—	—	(5.8)	—	(5.8)
Net current period other comprehensive income	10.4	0.2	(5.8)	(1.3)	3.5
Balance at March 28, 2026	$3.9	$0.0	$(6.0)	$4.2	$2.1

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. As of March 28, 2026, the Company has updated our disclosure to comply with the updated requirements. Refer to “Note 15: Income Taxes” for additional information.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of March 28, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software. The new standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. As of March 28, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

Other new pronouncements issued but not effective until after March 28, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 19):

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Aerospace & Defense	$788.0	$592.8	$519.4
Industrial	1,082.9	1,043.5	1,040.9
	$1,870.9	$1,636.3	$1,560.3

The following table disaggregates total revenue by geographic origin:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
United States	$1,668.1	$1,449.7	$1,375.4
International	202.8	186.6	184.9
	$1,870.9	$1,636.3	$1,560.3

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Point-in-time	95%	98%	98%
Over time	5%	2%	2%
	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in ASC Topic 606 for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows companies to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $1,267.2 at March 28, 2026. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months with the remainder recognized thereafter.

Contract Balances

The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the consolidated balance sheets. These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period.

Contract Assets - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled amount is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, shipment of specified units, or completion of a contract. Contract assets are included within prepaid expenses and other current assets or other noncurrent assets on the consolidated balance sheets.

As of March 28, 2026 and March 29, 2025, current contract assets were $9.3 and $6.6, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in current contract assets was primarily due to current contract assets acquired as part of the VACCO acquisition and the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period. As of March 28, 2026 and March 29, 2025, the Company had noncurrent contract assets of $10.8 and $0.0, respectively, which were included within other noncurrent assets on the consolidated balance sheets. The increase in noncurrent contract assets was primarily due to the acquisition of VACCO.

Contract Liabilities - Contract liabilities can arise from a customer advance or deposit prior to revenue being recognized. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. In addition, contract liabilities can arise from our over-time revenue contracts when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities are included within accrued expenses and other current liabilities or other noncurrent liabilities on the consolidated balance sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as the timing of the transfer of the related goods or services is at the discretion of the customer.

As of March 28, 2026 and March 29, 2025, current contract liabilities were $59.3 and $32.7, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to current contract liabilities acquired as part of the VACCO acquisition and advance payments received, partially offset by revenue recognized on customer contracts. For the year ended March 28, 2026, the Company recognized revenues of $24.4 that were included in the contract liability balance as of March 29, 2025. For the year ended March 29, 2025, the Company recognized revenues of $18.1 that were included in the contract liability balance at March 30, 2024.

As of March 28, 2026 and March 29, 2025, noncurrent contract liabilities were $79.5 and $12.1, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was primarily due to the acquisition of VACCO and advance payments received.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $40.7 and $40.0 at March 28, 2026 and March 29, 2025, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, short-term borrowings, long-term debt, and derivatives in the form of a cross-currency swap.

Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value.

The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $484.3 and $470.5 at March 28, 2026 and March 29, 2025, respectively. The carrying value of this debt was $496.1 at March 28, 2026 and $495.1 at March 29, 2025. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Cross Currency Swap was a liability of $7.7 and $0.2 at March 28, 2026 and March 29, 2025, respectively, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap had accumulated other comprehensive loss of $6.0 and $0.2, net of taxes, as of March 28, 2026 and March 29, 2025, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income/(loss). The decrease in the fair value of the Cross Currency Swap is primarily due to the weakening of the USD compared to the CHF during the nine month period ended March 28, 2026.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

5. Allowance for Credit Losses

The activity in the allowance for credit losses consists of the following:

Fiscal Year Ended	Balance at Beginning of Year	Additions	Other*	Write-offs	Balance at End of Year
March 28, 2026	$5.4	$1.1	$0.4	$(0.6)	$6.3
March 29, 2025	$4.4	$1.2	$(0.1)	$(0.1)	$5.4
March 30, 2024	$3.7	$0.2	$0.5	$—	$4.4

*	Foreign currency, price discrepancies, customer returns, disposition and acquisition transactions.

6. Inventory, Net

The major classes of inventories are summarized below:

	March 28, 2026	March 29, 2025
Raw materials	$59.7	$47.2
Work in process	473.5	374.9
Finished goods	331.9	320.3
	865.1	742.4
Less: inventory reserves	(102.3)	(87.9)
	$762.8	$654.5

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	March 28, 2026	March 29, 2025
Land	$39.4	$27.4
Buildings and improvements	219.0	187.4
Machinery and equipment	586.0	523.3
	844.4	738.1
Less: accumulated depreciation	(425.4)	(379.1)
	$419.0	$359.0

Depreciation expense was $47.8, $48.2 and $48.9 for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, respectively. Of these amounts, $6.5, $6.8 and $6.3 were included within selling, general and administrative expenses on the consolidated statements of operations for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, respectively. The remainder was included within cost of sales on the consolidated statements of operations.

8. Leases

The Company enters into leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment with varying end dates from April 2026 to March 2043, including renewal options.

The following table represents the impact of leasing on the consolidated balance sheets:

Assets:	Balance Sheet Classification	March 28, 2026	March 29, 2025
Operating lease assets	Operating lease assets	$68.7	$58.6
Finance lease right of use assets, net	Property, plant and equipment, net	41.4	45.3
Total leased assets, net		$110.1	$103.9

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$10.7	$9.2
Current finance lease liabilities	Accrued expenses and other current liabilities	5.6	5.9
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	59.0	50.3
Noncurrent finance lease liabilities	Other noncurrent liabilities	40.6	43.4
Total lease liabilities		$115.9	$108.8

For the year ended March 28, 2026, $51.9 of assets included in buildings and improvements and $9.6 of assets included in machinery and equipment were accounted for as finance leases. For the year ended March 29, 2025, $51.8 of assets included in buildings and improvements and $8.8 of assets included in machinery and equipment were accounted for as finance leases. At March 28, 2026 and March 29, 2025, the Company had accumulated amortization of $20.1 and $15.3 associated with these assets, respectively. Amortization expense associated with these finance leases was $5.4, $5.2 and $4.9 for the years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively, and is included within depreciation expense within costs of goods sold on the consolidated statements of operations.

Cash paid associated with operating lease liabilities was $10.0 and $9.0 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively, all of which were included within the operating cash flow section of the consolidated statements of cash flows. Lease assets obtained in exchange for new operating lease liabilities were $15.9 and $24.4 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively. Lease modifications which resulted in newly obtained lease assets in exchange for new operating lease liabilities were $1.5 and $0.8 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively.

Cash paid associated with finance lease liabilities was $6.2 and $6.0 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively. Of these amounts, $4.6 and $4.1 were included within the financing cash flow section of the consolidated statements of cash flows for the fiscal years ended March 28, 2026 and March 29, 2025, respectively. $1.6 and $1.7 of these cash payments were included within the operating cash flow section of the consolidated statements of cash flows for the fiscal years ended March 28, 2026 and March 29, 2025, respectively. Lease assets obtained in exchange for new finance lease liabilities were $1.5 and $1.3 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively. Lease modifications which resulted in reductions of lease assets in exchange for reductions of finance lease liabilities were $0.0 and $0.0 for the fiscal years ended March 28, 2026 and March 29, 2025, respectively.

Total operating lease expense was $11.1, $10.4 and $10.1 for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively. Operating lease expense included within cost of sales totaled $8.5, $8.0, and $7.8 for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively. The remaining operating lease expense was included within selling, general and administrative expenses on the consolidated statement of operations. Short-term and variable lease expenses were immaterial.

Total finance lease expense was $7.0 for the fiscal year ended March 28, 2026, of which, $5.4 was related to amortization expense of finance lease assets. Of the total $5.4 lease amortization expense $2.2 was included within cost of sales and $3.2 was included within selling, general and administrative expenses for the fiscal year ended March 28, 2026. The remaining $1.6 was related to interest expense for the fiscal year ended March 28, 2026. Total finance lease expense was $7.0 for the fiscal year ended March 29, 2025, of which, $5.3 was related to amortization expense of finance lease assets. Of the total $5.3 lease amortization expense $2.2 was included within cost of sales and $3.1 was included within selling, general and administrative expenses for the fiscal year ended March 29, 2025. The remaining $1.7 was related to interest expense. Total finance lease expense was $6.7 for the fiscal year ended March 30, 2024, of which, $5.0 was related to amortization expense of finance lease assets. Of the total $5.0 lease amortization expense $2.2 was included within cost of sales and $2.8 was included within selling, general and administrative expenses for the fiscal year ended March 30, 2024. The remaining $1.7 was related to interest expense. Variable lease expense was immaterial for each of the last three fiscal years.

Future undiscounted lease payments for the remaining lease terms as of March 28, 2026, including renewal options reasonably certain of being exercised, are as follows:

	Operating Leases	Finance Leases
Within one year	$11.7	$5.9
One to two years	10.4	5.1
Two to three years	8.7	4.4
Three to four years	8.4	4.3
Four to five years	7.9	4.2
Thereafter	44.4	33.3
Total future undiscounted lease payments	91.5	57.2
Less: imputed interest	(21.8)	(11.0)
Total lease liabilities	$69.7	$46.2

The weighted-average remaining lease term on March 28, 2026 for our operating leases is 10.4 years. The weighted-average discount rate on March 28, 2026 for our operating leases is 5.7%.

The weighted-average remaining lease term on March 28, 2026 for our finance leases is 12.8 years. The weighted-average discount rate on March 28, 2026 for our finance leases is 3.5%.

9. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace & Defense	Industrial	Total
March 30, 2024	$199.2	$1,675.7	$1,874.9
Translation adjustments	—	(2.7)	(2.7)
March 29, 2025	$199.2	$1,673.0	$1,872.2
Acquisition (1)	127.9	—	127.9
Translation adjustments	—	3.3	3.3
March 28, 2026	$327.1	$1,676.3	$2,003.4

(1)	Goodwill associated with the acquisition of VACCO.

Intangible Assets

The table below summarizes the net book value and weighted average useful lives of our intangible assets.

	Weighted	March 28, 2026		March 29, 2025
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$24.1	$50.7	$22.2
Customer relationships and lists(1)	24	1,378.9	272.8	1,301.0	215.1
Trade names(1)	24	224.7	50.0	217.2	41.8
Patents and trademarks	15	10.3	6.9	10.0	6.5
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software(1)	3	25.3	12.8	21.7	14.5
Other(1)	4	38.3	7.7	1.6	1.3
		1,728.6	374.7	1,602.6	301.8
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	23	$1,752.9	$374.7	$1,626.9	$301.8

(1)	Includes $76.4 of customer relationships, $7.5 of trade names, $3.1 of internal-use software and $36.8 of funded backlog resulting from the VACCO acquisition.

Amortization expense for definite-lived intangible assets during fiscal years 2026, 2025 and 2024 was $81.0, $71.8 and $70.4, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2027	$86.2
2028	81.1
2029	79.0
2030	72.6
2031	69.1
2032 and thereafter	965.9

10. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	March 28, 2026	March 29, 2025
Employee compensation and related benefits	$62.6	$45.2
Taxes	9.3	11.1
Contract liabilities	59.3	32.7
Accrued rebates	40.7	40.0
Workers compensation and insurance	0.9	0.5
Current finance lease liabilities	5.6	5.9
Interest	10.3	12.2
Legal	3.8	2.1
Returns and warranties	9.6	9.4
Other	12.6	6.9
	$214.7	$166.0

11. Debt

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022 and amended in fiscal 2023 and again on October 28, 2025, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility.

Amounts outstanding under the Facilities generally bear interest at either, at the Company’s option, (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan, depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of March 28, 2026, the Company’s margin was 1.00% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $173.0 for fiscal 2027.

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

In connection with the amendment, new debt issuance costs totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 debt issuance costs will be amortized through the new term of October 2030. The remaining portion of original debt issuance costs associated with the Term Loan of $1.6 will continue to be amortized through the end of the Term Loan in November 2026.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 4.50:1.00 (provided that, such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of March 28, 2026 the Company was in compliance with all debt covenants.

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

As of March 28, 2026, $173.0 was outstanding under the Term Loan, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of March 28, 2026.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.1 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of March 28, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all borrowing facilities are as follows:

	March 28, 2026	March 29, 2025
Revolver and term loan facilities	$373.0	$418.0
Senior notes	500.0	500.0
Debt issuance cost	(7.0)	(8.3)
Other	9.5	10.4
Total debt	875.5	920.1
Less: current portion	173.8	1.7
Long-term debt	$701.7	$918.4

Contractual maturities of debt, as of March 28, 2026 are as follows:

2027	$174.8
2028	0.8
2029	0.8
2030	500.8
2031	200.8
2032 and thereafter	4.5

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

On August 12, 2024, the Company entered into a three-year pay Swiss franc fixed/receive U.S. dollar fixed, Cross Currency Swap with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 4. The accumulated other comprehensive income derivative component balance, net of taxes, was a $6.0 loss and $0.2 loss at March 28, 2026 and March 29, 2025, respectively. As the instrument is designated as a net investment hedge, the fair value of the instrument was included in the consolidated balance sheet within other noncurrent liabilities. Changes in the fair value are recognized through accumulated other comprehensive income/(loss). As of March 28, 2026, the Company has no other derivative instruments.

13. Other Noncurrent Liabilities

The significant components of other noncurrent liabilities consist of:

	March 28, 2026	March 29, 2025
Other postretirement benefits	$8.6	$8.1
Noncurrent income tax liability	16.9	16.2
Deferred compensation	30.1	27.4
Contract liabilities	79.5	12.1
Noncurrent finance lease liabilities	40.6	43.4
Other	11.8	4.8
	$187.5	$112.0

14. Employee Benefit Plans

Noncontributory Defined Benefit Pension Plan

At March 28, 2026, the Company had one consolidated noncontributory defined benefit pension plan (the “Plan”) covering current and former union employees in its Heim division plant in Fairfield, Connecticut, its Precision Products subsidiary plant in Plymouth, Indiana and former union employees of the Tyson subsidiary in Glasgow, Kentucky and the Nice subsidiary in Kulpsville, Pennsylvania.

The discount rates used in determining the funded status of the Plan as of March 28, 2026 and March 29, 2025 were 5.40% and 5.30%, respectively.

The funded status of the Plan and the amount recognized in the balance sheet at March 28, 2026 and March 29, 2025 were $5.8 and $5.7, respectively. These overfunded amounts are included within noncurrent assets on the consolidated balance sheets.

Foreign Pension Plans

Two of the Company’s foreign operations, Schaublin and Swiss Tool, sponsor pension plans for their approximately 160 and 29 employees, respectively, in conformance with Swiss pension law. The Schaublin plan is funded with an independent semi-autonomous collective provident foundation whereas the Swiss Tool plan is funded with a reputable Swiss insurer. The unfunded liabilities of these plans at March 28, 2026 and March 29, 2025 were $1.1 and $0.1, respectively, and recorded within other noncurrent liabilities on the consolidated balance sheets. For fiscal 2026, 2025 and 2024, net periodic benefit cost for these plans was $2.2, $2.3 and $2.0, respectively.

401(k) Plans

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. Employer contributions under this plan, ranging from 10% - 100% of eligible amounts contributed by employees, amounted to $10.5, $9.9 and $9.6 in fiscal 2026, 2025 and 2024, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of senior management employees. The SERP is a deferred compensation plan which allows eligible employees to elect to defer up to 75% of their current salary and up to 100% of bonus compensation. As of March 28, 2026 and March 29, 2025, the SERP assets were $39.8 and $34.9, respectively, of which, $1.6 and $2.0 were classified as other current assets on the consolidated balance sheets, respectively, while the remainder was recorded in other noncurrent assets on the consolidated balance sheets. As of March 28, 2026 and March 29, 2025, the SERP liabilities were $31.7 and $29.4, respectively, of which, $1.6 and $2.0 were recorded in accrued expenses on the consolidated balance sheets, respectively, while the remainder was included within other noncurrent liabilities on the consolidated balance sheets.

Defined Benefit Health Care Plans

The Company, for the benefit of current and former union employees at its Heim, West Trenton, Plymouth and PIC facilities and former union employees of its Tyson and Nice subsidiaries, sponsors contributory defined benefit health care plans that provide postretirement medical and life insurance benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations were $1.9 and $2.0 at March 28, 2026 and March 29, 2025, respectively. Of these amounts, $0.2 is considered current and is included within accrued expenses and other current liabilities on the consolidated balance sheets as of both March 28, 2026 and March 29, 2025. The remainder of the balances are included in other noncurrent liabilities in the consolidated balance sheets. The Company also maintains a frozen defined benefit heath care plan for Dodge employees with postretirement benefit obligations of $4.9 and $5.4 at March 28, 2026 and March 29, 2025, respectively. Of these amounts, $0.6 and $0.7 were considered current at March 28, 2026 and March 29, 2025. The amounts are included within the same balance sheet line items as other postretirement health care plans maintained by the Company.

15. Income Taxes

Income before income taxes for the Company’s domestic and foreign operations is as follows:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Domestic	$353.7	$292.5	$240.8
Foreign	15.6	19.4	21.0
Total income before income taxes	$369.3	$311.9	$261.8

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Current tax expense:
Federal	$54.1	$78.5	$53.1
State	11.7	9.5	5.9
Foreign	5.0	4.5	5.2
	70.8	92.5	64.2
Deferred tax expense:
Federal	12.2	(21.0)	(9.3)
State	(0.7)	(4.6)	(4.3)
Foreign	(0.6)	(1.2)	1.3
	10.9	(26.8)	(12.3)
Total income taxes	$81.7	$65.7	$51.9

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

	Fiscal Year Ended (1)
	March 28, 2026
	Amount	Percent
Income taxes using U.S. federal statutory rate	$77.5	21.0%
State and local income taxes, net of federal benefit (2)	8.4	2.3
Foreign tax effects	1.1	0.3
Effect of tax law changes in period	0.0	0.0
Effect of cross-border tax laws
Foreign derived intangible income (FDII)	(4.4)	(1.2)
Other	(1.0)	(0.3)
Tax credits	(1.7)	(0.5)
Changes in valuation allowance	0.0	0.0
Nontaxable or nondeductible items
Stock-based compensation	(7.3)	(2.0)
162m limitation on executive compensation	8.5	2.3
Changes in unrecognized tax benefits	0.6	0.2
	$81.7	22.1%

(1)	The effective tax rate has been disaggregated in accordance with ASU 2023-09, which was adopted prospectively in fiscal 2026.

(2)	For fiscal 2026, the majority (greater than 50%) in the State and local income taxes category consisted of state taxes in California, Indiana, Florida, Texas and Georgia.

	Fiscal Year Ended (1)
	March 29, 2025	March 30, 2024
Income taxes using U.S. federal statutory rate	$65.5	$55.0
State income taxes, net of federal benefit	4.2	0.8
Stock-based compensation	0.2	(0.9)
Foreign rate differential	0.3	2.0
Research and development credits	(2.4)	(2.5)
Company-owned life insurance	(0.2)	(0.8)
Foreign derived intangible income (FDII)	(3.7)	(3.3)
U.S. unrecognized tax positions	1.2	1.5
Valuation allowance	(1.1)	(1.7)
Other - net	1.7	1.8
	$65.7	$51.9

(1)	As presented prior to adoption of ASU 2023-09, which was adopted prospectively in fiscal 2026.

Net deferred tax assets (liabilities) are comprised of the following:

	March 28, 2026	March 29, 2025
Deferred tax assets:
Pension and postretirement benefits	$0.8	$1.3
Employee compensation accruals	13.1	10.8
Inventory reserves	25.3	19.9
Operating lease liabilities	12.8	10.5
Finance lease liabilities	1.1	0.9
Stock compensation	4.0	4.1
Tax loss and credit carryforwards	12.2	12.3
State tax	2.0	2.0
Other accrued liabilities	10.7	9.6
Capitalized research and development costs	1.8	21.5
Other	3.8	0.9
Total gross deferred tax assets	87.6	93.8
Valuation allowance	(6.7)	(5.7)
Total deferred tax assets	$80.9	$88.1
Deferred tax liabilities:
Property, plant and equipment	$(35.6)	$(31.1)
Operating lease assets	(12.5)	(10.3)
Other	(4.7)	(4.2)
Intangible assets	(294.2)	(299.3)
Total deferred tax liabilities	$(347.0)	$(344.9)

Total net deferred liabilities	$(266.1)	$(256.8)

The Company evaluates deferred tax assets to ensure that the estimated future taxable income will be sufficient in character (i.e. capital versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance has been recorded on foreign tax credits and on certain state and foreign credits and net operating losses as it is more likely than not (i.e., greater than a 50% likelihood) that these items will not be utilized. For the Company’s fiscal year ended March 28, 2026 the valuation allowance increased by $1.0, which primarily related to the valuation allowance established on Dodge China’s deferred tax assets. For the fiscal year ended March 29, 2025 the valuation allowance decreased by $1.3. These valuation allowances are required because management has determined, based on financial projections and available tax strategies, that it is unlikely the net operating losses and credits will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

At March 28, 2026, the Company had State net operating loss carryovers in different jurisdictions at varying amounts up to $4.7, which expire at various dates through 2036. At March 28, 2026, the Company had foreign net operating loss carryovers in different jurisdictions at varying amounts totaling $7.0, which will expire at various dates through fiscal 2032. At March 28, 2026, the Company had U.S. federal and state credits in different jurisdictions at varying amounts up to $12.3 which principally expire at various dates through 2040.

Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. The Tax Cuts and Jobs Act (TCJA) required a mandatory deemed repatriation of certain undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2017, and income taxes were accrued accordingly. If these deemed repatriated earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes, other than tax arising from the movement of foreign exchange rates on previously taxed earnings, but could be subject to foreign income and withholding taxes. A provision had not been made for additional U.S. and foreign taxes at March 28, 2026 on approximately $103.9 of undistributed earnings of foreign subsidiaries or for any additional tax on the deemed repatriated earnings because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities and foreign operations. Due to the inherent complexity of the multinational tax environment in which the Company operates, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax under certain circumstances including, but not limited to, loans to the Company, or upon sale or pledging of the foreign subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended March 28, 2026 and March 29, 2025 would affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 28, 2026	March 29, 2025	March 30, 2024
Balance, beginning of year	$19.8	$15.2	$13.1
Gross increases (decreases) – tax positions taken during a prior period	(0.7)	1.5	2.0
Gross increases – tax positions taken during the current period	3.7	4.5	1.7
Reductions due to lapse of the applicable statute of limitations	(2.1)	(1.4)	(1.6)
Balance, end of year	$20.7	$19.8	$15.2

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized an expense of $0.5 for the fiscal year ended March 28, 2026 and an expense of $0.3 and benefit of $0.3 related to interest and penalties on its statement of operations for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. The Company had approximately $2.0 and $1.6 of accrued interest and penalties at March 28, 2026 and March 29, 2025, respectively.

The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled by the end of the Company’s fiscal year ending March 28, 2026, due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease, pertaining primarily to federal and state credits and state tax, is estimated to be $2.1.

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the fiscal year ending April 1, 2023, although certain tax credits generated in earlier years are open under statute from March 29, 2008. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2023.

Disclosure Of Income Taxes Paid

Fiscal Year Ended
March 28, 2026
Federal	$55.3
State	11.8
Foreign	4.5
Total cash paid for income taxes, net of refunds	$71.6

The company paid $71.6 in cash (net of refunds) in income taxes for the year ended March 28, 2026. No single foreign jurisdiction or U.S. state comprised greater than 5% of the total.

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

Holders of MCPS received cash dividends at the annual rate of 5.00% of the liquidation preference of $100 per share. The Company made dividend payments of $5.7 on April 12, 2024, $5.8 on July 12, 2024, and $5.7 on October 15, 2024.

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

Long-Term Equity Incentive Plans

The Company’s long-term equity incentive plans (the “Equity Plans”) provide for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other employees and persons who engage in services for the Company. The purpose of the Equity Plans is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. 1,500,000 shares of common stock were authorized for issuance under each Equity Plan when it was adopted, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or in the outstanding shares of common stock. The Company’s Compensation Committee administers the Equity Plans, although the Company’s Board of Directors also has the authority to administer the Equity Plans and to take all actions that the Compensation Committee is otherwise authorized to take under the Equity Plans. The terms and conditions of each award made under an Equity Plan, including vesting requirements, are set forth in a written agreement with the recipient that is consistent with the terms of the relevant Equity Plan. As of March 28, 2026 the Company’s long-term equity incentive plans were the 2017 Equity Plan, which expires in 2027, and the 2021 Equity Plan, which expires in 2031. As of March 28, 2026 there were 78,573 and 1,500,000 shares available for future awards under the 2017 and 2021 Equity Plans, respectively.

Stock Options. Under the Equity Plans, the Compensation Committee or the Board may approve the award of non-qualified stock options. The Compensation Committee may not, however, approve an award to any one person (other than Dr. Michael J. Hartnett) in any calendar year for options to purchase common stock equal to more than 10% of the total number of shares authorized under the relevant Equity Plan. The Compensation Committee will approve the exercise price and term of any option in its discretion; however, the exercise price may not be less than 100% of the fair market value of a share of common stock on the date of grant. The Equity Plans also authorize the Compensation Committee to award incentive stock options conforming to the requirements of Section 422 of the Internal Revenue Code, but to date no such options have been awarded. As of March 28, 2026, there were 210,439 outstanding options under the 2017 Equity Plan, 58,646 of which were exercisable, and no outstanding options under the 2021 Equity Plan.

Restricted Stock. Under the Equity Plans, the Compensation Committee may approve the award of restricted stock subject to the conditions and restrictions, and for the duration that it determines in its discretion. Under each of the 2017 and 2021 Equity Plans, the number of shares that may be used for restricted stock awards may not exceed 50% of the total authorized number of shares under that Equity Plan. As of March 28, 2026, there were 91,226 and zero shares of restricted stock outstanding under the 2017 and 2021 Equity Plans, respectively.

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

Stock Appreciation Rights. The Compensation Committee may approve the grant of stock appreciation rights, or SARs, subject to the terms and conditions contained in the Equity Plans. The exercise price of an SAR must equal the fair market value of a share of the Company’s common stock on the date the SAR is granted. Upon exercise of an SAR, the grantee will receive an amount in shares of our common stock equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR, multiplied by the number of shares as to which the SAR is exercised. There were no SARs issued or outstanding under the Plans as of March 28, 2026.

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

A summary of the status of the Company’s stock options outstanding as of March 28, 2026 and changes during the year then ended is presented below. All cashless exercises of options are handled through an independent broker.

	Number Of Common Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding, March 29, 2025	314,019	$199.24	3.7	$39.7
Awarded	46,079	438.51
Exercised	(143,994)	168.20
Forfeitures	(5,541)	268.70
Expirations	(124)	144.04
Outstanding, March 28, 2026	210,439	$271.07	4.3	$55.0

Exercisable, March 28, 2026	58,646	$206.41	3.2	$19.1

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the dividend yield, expected life, risk-free interest rate and using historical volatility to project expected volatility:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Dividend yield	0.00%	0.00%	0.00%
Expected weighted-average life (yrs.)	5.0	5.0	5.0
Risk-free interest rate	3.90%	3.87%	4.20%
Expected volatility	32.61%	45.95%	46.71%

The weighted average fair value per share of options granted was $155.35 in fiscal 2026, $134.48 in fiscal 2025 and $99.92 in fiscal 2024.

The Company recorded $3.2 (net of taxes of $1.0) in compensation expense in fiscal 2026 related to option awards. As of March 28, 2026, there was $13.7 of unrecognized compensation costs related to options, which is expected to be recognized over a weighted average period of 3.6 years. The total intrinsic value of options exercised in fiscal 2026, 2025 and 2024 was $34.1, $33.2 and $22.9, respectively.

Of the total options outstanding at March 28, 2026, 207,852 were either fully vested or are expected to vest. These have a weighted average exercise price of $270.06, an intrinsic value of $54.5 and a weighted average contractual term of 4.3 years.

A summary of the status of the Company’s restricted stock outstanding as of March 28, 2026 and the changes during the year then ended is presented below.

	Number Of Restricted Stock Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 29, 2025	132,812	$234.18
Granted	23,705	413.89
Vested	(62,101)	218.32
Forfeitures	(3,190)	274.85
Non-vested, March 28, 2026	91,226	$290.25

The weighted average fair value per share of restricted stock granted was $413.89 in fiscal 2026, $294.66 in fiscal 2025 and $205.50 in fiscal 2024.

The Company recorded $8.4 (net of taxes of $2.5) in compensation expense in fiscal 2026 related to restricted stock awards. These awards were valued at the fair market value of the Company’s common stock on the date of issuance and are being amortized as expense over the applicable vesting period. The total fair value of restricted stock awards that vested during fiscal 2026, 2025, and 2024 was $24.3, $24.5 and $19.2, respectively. Unrecognized expense for restricted stock was $17.8 at March 28, 2026. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. The Company recorded $8.6 in compensation expense in fiscal 2026 related to performance-based unrestricted awards.

A summary of the status of the Company’s liability classified awards outstanding as of March 28, 2026 and the changes during the year then ended is presented below.

Intrinsic Value
Outstanding, March 29, 2025	$13.3
Granted	7.7
Issued	(5.4)
Cancelled	—
Change in fair value	6.9
Outstanding, March 28, 2026	$22.5

Estimated liability as of March 28, 2026	$14.3

The Company recorded $10.8 in stock-based compensation expense in fiscal 2026 related to liability awards. As of March 28, 2026 and March 29, 2025, $11.6 and $5.0, respectively were included in other current liabilities. As of March 28, 2026 and March 29, 2025, $2.7 and $3.4, respectively were included in other noncurrent liabilities. As of March 28, 2026, there was $10.9 of unrecognized compensation costs related to liability awards, which is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of liability classified awards vested in fiscal 2026, 2025 and 2024 was $14.3, $5.8 and $0.0, respectively.

17. Commitments and Contingencies

As of March 28, 2026, approximately 4% of the Company’s hourly employees in the U.S. and abroad were represented by labor unions.

The Company enters into U.S. government contracts and subcontracts that are subject to audit by the U.S. government. In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the cash flows, financial condition or results of operations of the Company.

For fiscal 2026, 2025 and 2024, there were no audits by the U.S. government, the results of which, in the opinion of the Company’s management, had a material impact on the cash flows, financial condition or results of operations of the Company.

The Company is subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. The Company also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and cleanup of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company may have disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, U.S. government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in compliance with all applicable requirements of environmental laws. The Company does not anticipate material capital expenditures for environmental compliance in fiscal years 2027 or 2028.

Monitoring of contamination is ongoing at some of the Company’s sites. In particular, state agencies have been overseeing groundwater monitoring activities at the Company’s facility in Hartsville, South Carolina. At Hartsville, the Company is monitoring low levels of contaminants in the groundwater caused by former operations. Plans are currently underway to conclude monitoring activities. In connection with the purchase of the Fairfield, Connecticut facility in 1996, the Company agreed to assume responsibility for completing clean-up efforts previously initiated by the prior owner. The Company submitted data to the state that the Company believes demonstrates that no further remedial action is necessary, although the state may require additional clean-up or monitoring. The Company does not believe any further remedial action is necessary, therefore, no reserves have been recorded as of March 28, 2026.

In 2022 and 2023, the Company received civil investigative demands from the United States Department of Justice pursuant to the False Claims Act. The investigation concerns allegations that the Company submitted false claims in connection with (i) certifying that the Company’s employees were eligible for unemployment insurance benefits and pandemic relief and worked reduced hours and (ii) received grant proceeds in violation of the FCA. The Company is cooperating with the investigation. The investigation is ongoing and we currently do not expect the investigation to have a material adverse effect on the Company.

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

18. Other, Net

Other, net is comprised of the following:

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Plant consolidation and restructuring costs	$4.1	$1.5	$2.7
Acquisition costs and transition services	1.6	—	0.3
Provision for credit losses	1.1	1.2	0.2
Amortization of intangibles	81.0	71.8	70.4
Other expense	5.3	2.4	1.2
	$93.1	$76.9	$74.8

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions and to a lesser degree facility exit. Restructuring expenses incurred during fiscal year 2026, 2025, and 2024 were primarily the result of restructuring programs initiated related to severance and facility exit costs. During fiscal year 2026, the Company incurred costs of $4.1 for employee severance payment and $2.1 for write-off of inventory, recorded in other, net and cost of sales on the Company’s consolidated statements of operations, associated with the closure of our Dodge China facility within the Industrial segment. Restructuring accruals in fiscal year 2026 included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets, totaled $1.4 to be utilized in fiscal year 2027 for retention costs, employee severance payment and lease termination penalty payment.

19. Reportable Segments

The Company operates through two operating segments and reports its financial results based on how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Our operating segments are our reportable segments. These reportable segments are Aerospace & Defense and Industrial and are described below.

Aerospace & Defense. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in commercial aerospace, defense aerospace, defense marine, defense ground vehicles, missiles and guided munitions, and space and satellite applications. We supply precision products for many of the commercial aircraft currently operating worldwide and are the primary bearing supplier for many of the aircraft OEMs’ product lines. Commercial and defense aerospace customers generally require precision products, often constructed of special materials and made to unique designs and specifications. Many of our aerospace bearings and engineered component products are designed and certified during the original development of the aircraft being served, which often makes us the primary bearing supplier for the life of that aircraft.

Industrial. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in various industrial applications including: construction, mining, forestry, energy, agricultural and other machinery; aggregate and cement handling; food and beverage manufacturing; grain, and agricultural product handling; metals and mining material handling; chemicals, oil and gas production; warehousing and logistics; manufacturing automation and semiconductor equipment; power generation; waste and water management; rail and transportation.. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

The Company’s Chief Operating Decision Maker (CODM) is the President and Chief Executive Officer. The CODM uses segment gross margin as the primary measurement of profitability. Throughout the year, the CODM considers budget-to-actual variances and historical trends for gross margin when making decisions about allocating capital to segments.

The accounting policies of the reportable segments are the same as those described in Note 2. Segment performance is evaluated based on segment net sales and gross margin. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those directly identified with the segment’s operations.

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net External Sales:
Aerospace & Defense	$788.0	$592.8	$519.4
Industrial	1,082.9	1,043.5	1,040.9
	$1,870.9	$1,636.3	$1,560.3
Cost of Sales:
Aerospace & Defense	$467.3	$349.7	$310.6
Industrial	573.4	560.5	579.2
	$1,040.7	$910.2	$889.8
Gross Margin:
Aerospace & Defense	$320.7	$243.1	$208.8
Industrial	509.5	483.0	461.7
	$830.2	$726.1	$670.5
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(316.1)	$(279.3)	$(253.5)
Other, net	(93.1)	(76.9)	(74.8)
Interest expense, net	(49.8)	(59.8)	(78.7)
Other non-operating (expense)/income	(1.9)	1.8	(1.7)
Income before income taxes	$369.3	$311.9	$261.8

Total Assets:
Aerospace & Defense	$1,470.7	$1,010.8	$798.6
Industrial	3,558.3	3,594.0	3,779.6
Corporate	93.7	80.4	100.4
	$5,122.7	$4,685.2	$4,678.6
Capital Expenditures:
Aerospace & Defense	$38.0	$17.5	$10.6
Industrial	19.9	27.0	20.4
Corporate	15.2	5.3	2.2
	$73.1	$49.8	$33.2
Depreciation & Amortization:
Aerospace & Defense	$33.3	$23.3	$19.6
Industrial	88.5	92.1	96.3
Corporate	7.0	4.6	3.4
	$128.8	$120.0	$119.3
Geographic External Sales:
Domestic	$1,668.1	$1,449.7	$1,375.4
Foreign(1)	202.8	186.6	184.9
	$1,870.9	$1,636.3	$1,560.3
Geographic Long-Lived Assets:
Domestic	$402.3	$347.0	$341.5
Foreign(2)	85.4	70.6	60.9
	$487.7	$417.6	$402.4

(1)	Primarily attributable to Switzerland and Canada.
(2)	Primarily attributable to Switzerland and Mexico.

20. Related Party Transactions

Equity Method Investee

The Company has a 20% joint venture interest in CoLinx, which provides logistics and e-business services to its members. The e-business service focuses on information and business services for authorized distributors in the Industrial segment. Total expenses for services provided by CoLinx for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024 were $19.4, $18.0 and $18.5, respectively, and were included within cost of sales on the consolidated statements of operations. Amounts outstanding to CoLinx were payables of $2.6 and $0.9 as of March 28, 2026 and March 29, 2025, respectively, and were included within accounts payable on the consolidated balance sheets. No dividends were received from CoLinx during the periods presented. The Company does not have any other equity method investees. The Company does not have any other significant related-party transactions.

21. VACCO Acquisition

On July 18, 2025, the Company acquired the issued and outstanding capital stock of VACCO from ESCO Technologies Inc. for $276.7. The purchase price was paid with cash, $200.0 of which was drawn from the Revolving Credit Facility, and the remaining $76.7 was paid from cash on hand. VACCO, which is based in South El Monte, California, is a manufacturer of valves, manifolds, regulators, filters and other precision components and subsystems for space and naval defense applications. This acquisition further broadened our extensive design, engineering and manufacturing capabilities, expanded our product portfolio, and added to our strong customer relationships. For federal income tax purposes, the Company made a Section 338(h)(10) election that will result in certain tax benefits in the future.

Acquisition costs incurred in fiscal 2026 were $1.6 and were recorded as period expenses and included within other, net within the consolidated statements of operations. The Company accounted for the transaction as a business combination for accounting purposes and VACCO is included within the Aerospace & Defense segment of the business. The purchase price allocation was finalized as of March 28, 2026. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows:

July 18, 2025
Accounts receivable	$11.2
Current contract assets	8.7
Inventory	61.4
Prepaid expenses	2.0
Property, plant and equipment	40.6
Noncurrent contract assets	2.5
Goodwill	127.9
Other intangible assets	123.8
Other noncurrent assets	0.8
Accounts payable	(6.9)
Current contract liabilities	(39.0)
Accrued expenses	(21.5)
Non-current contract liabilities	(34.8)
Net assets acquired	$276.7

The goodwill associated with this acquisition is the result of expected synergies from combining operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $123.8 was determined using the income approach and consists primarily of customer relationships, funded backlog, and a trade name. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and funded backlog, and the relief-from-royalty method was utilized for the trade name. The fair value of these intangible assets is being amortized on a straight-line basis between four and 22 years.

22. Subsequent Events

Since March 28, 2026, the Company paid down $27.0 on the Term Loan, reducing the outstanding balance to $146.0.

On April 17, 2026, the Company’s subsidiary, Schaublin SA, entered into a secured credit line agreement with UBS Switzerland AG for approximately CHF 9.8. On April 27, 2026, Schaublin SA borrowed CHF 6.7 to finance the expansion of a facility in Poland. The loan matures on April 25, 2036, and has an annual fixed interest rate of 2.00%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s management believes that its disclosure controls and procedures were effective as of March 28, 2026.

As mentioned in Management’s Report on Internal Control Over Financial Reporting, we acquired VACCO on July 18, 2025. As part of our ongoing integration of the VACCO business, we continue to incorporate our controls and procedures into the business and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2026 as required by Securities Exchange Act of 1934. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 28, 2026.

Management excluded an assessment of the Company’s internal control over financial reporting related to the VACCO business. The Company acquired the VACCO business on July 18, 2025. The VACCO business represented approximately 7% of the Company’s consolidated total assets (excluding goodwill and intangibles, which were included in Management’s assessment of internal control over financial reporting as of March 28, 2026) and 4% of the consolidated total net sales as of and for the fiscal year ended March 28, 2026. The Company’s assessment did not include the internal control over financial reporting for the VACCO business.

The effectiveness of our internal control over financial reporting as of March 28, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ RBC Bearings Incorporated

Oxford, Connecticut

May 15, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RBC Bearings Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited RBC Bearings Incorporated’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RBC Bearings Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VACCO Industries, which is included in the 2026 consolidated financial statements of the Company and constituted 7% of total assets (excluding goodwill and intangible assets, net) as of March 28, 2026 and 4% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VACCO Industries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes and our report dated May 15, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Hartford, Connecticut

May 15, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended March 28, 2026 no director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information called for by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K will be included in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the Company intends to file within 120 days after the close of its fiscal year ended March 28, 2026, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following Consolidated Financial Statements and Supplementary Data of the Company are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets at March 28, 2026 and March 29, 2025;

●	Consolidated Statements of Operations for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024;

●	Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024;

●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024;

●	Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024; and

●	Notes to Consolidated Financial Statements.

(2)	For a list of the Company’s Financial Statement Schedules, see Item 15(c) of this Annual Report on Form 10-K.

(3)	For a list of the exhibits required by Regulation S-K, see Item 15(b) of this Annual Report on Form 10-K.

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

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of RBC Bearings Incorporated dated August 13, 2005 (filed with Amendment No. 4 to Registration Statement on Form S-1 dated August 8, 2005).
3.2	Amended and Restated Bylaws of RBC Bearings Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 2017).
4.1	Description of Capital Stock (filed as Exhibit 4.1 to Annual Report on Form 10-K dated May 16, 2025).
4.2	Form of stock certificate for common stock (filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 dated August 4, 2005).
4.3	Indenture, dated as of October 7, 2021, by and among Roller Bearing Company of America, Inc. and Wilmington Trust, National Association for 4.375% Senior Notes due 2029 (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 7, 2021).
4.4	Form of 4.375% Senior Notes due 2029 (filed as Exhibit 4.2 to Current Report on Form 8-K dated October 7, 2021).
10.1	Amended and Restated Employment Agreement, dated as of June 27, 2024, between RBC Bearings Incorporated and Michael J. Hartnett, Ph.D. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 28, 2024).
10.2	Amended and Restated Employment Agreement, dated as of June 27, 2024, between RBC Bearings Incorporated and Daniel A. Bergeron (filed as Exhibit 10.2 to Current Report on Form 8-K dated June 28, 2024).
10.3	Form of Change in Control Letter Agreement for Named Executive Officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated February 1, 2010).
10.4	RBC Bearings Incorporated Executive Officer Performance Based Compensation Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2017).
10.5	RBC Bearings Incorporated 2017 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K dated July 27, 2017).
10.6	RBC Bearings Incorporated 2021 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2021).
10.7	Credit Agreement, dated November 1, 2021, by and among Roller Bearing Company of America, Inc. as Borrower, RBC Bearings Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Letter of Credit Issuer, and various lenders signatory thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2021).
10.8	Guarantee, dated November 1, 2021, by and among RBC Bearings Incorporated and the subsidiary guarantors party thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 2, 2021).
10.9	Security Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for its benefit and the benefit of the Secured Parties (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 2, 2021).
10.10	Pledge Agreement, dated November 1, 2021, by and between Roller Bearing Company of America, Inc., RBC Bearings Incorporated, the subsidiary pledgors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the benefit of the Secured Parties (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 2, 2021).
10.11	First Amendment to Credit Agreement, dated as of December 5, 2022, by and among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.01 to Current Report on Form 8-K dated December 7, 2022).
10.12	Second Amendment to Credit Agreement, dated as of October 28, 2025, by and among Roller Bearing Company of America, Inc., RBC Bearings Incorporated, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 30, 2025).
19	RBC Bearings Incorporated Insider Trading Policy (filed as Exhibit 19 to Annual Report on Form 10-K dated May 17, 2024).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	RBC Bearings Incorporated Clawback Policy (filed as Exhibit 97 to Annual Report on Form 10-K dated May 17, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This certification is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K) irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	May 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Hartnett Michael J. Hartnett	Chairman, President and Chief Executive Officer (principal executive officer and chairman)
Date: May 15, 2026

/s/ Daniel A. Bergeron Daniel A. Bergeron	Director, Vice President and Chief Operating Officer
Date: May 15, 2026

/s/ Robert M. Sullivan Robert M. Sullivan	Vice President and Chief Financial Officer (principal financial officer)
Date: May 15, 2026

/s/ Matthew J. Tift Matthew J. Tift	Vice President and Corporate Controller
Date: May 15, 2026

/s/ Richard R. Crowell Richard R. Crowell	Director
Date: May 15, 2026

/s/ Dolores J. Ennico Dolores J. Ennico	Director
Date: May 15, 2026

/s/ Edward D. Stewart Edward D. Stewart	Director
Date: May 15, 2026

/s/ Dr. Steven H. Kaplan Dr. Steven H. Kaplan	Director
Date: May 15, 2026

/s/ Barry C. Boyan Barry C. Boyan	Director
Date: May 15, 2026

/s/ Dr. Amir Faghri Dr. Amir Faghri	Director
Date: May 15, 2026

/s/ Frederick J. Elmy Frederick J. Elmy	Director
Date: May 15, 2026