Form 10-Q
period 2026-06-27
RBC Bearings INC
filed 2026-07-31
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

As of July 24, 2026, RBC Bearings Incorporated had 31,659,245 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	June 27, 2026	March 28, 2026
ASSETS	(Unaudited)
Current assets:
Cash	$124.5	$57.3
Accounts receivable, net of allowance for credit losses of $6.4 at June 27, 2026 and $6.3 at March 28, 2026	326.2	340.6
Inventory, net	776.4	762.8
Prepaid expenses and other current assets	39.8	29.1
Total current assets	1,266.9	1,189.8
Property, plant and equipment, net	430.0	419.0
Operating lease assets	65.1	68.7
Goodwill	2,002.5	2,003.4
Intangible assets, net	1,358.7	1,378.2
Other noncurrent assets	72.9	63.6
Total assets	$5,196.1	$5,122.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149.9	$147.0
Accrued expenses and other current liabilities	244.4	214.7
Current operating lease liabilities	10.2	10.7
Current portion of long-term debt	96.2	173.8
Total current liabilities	500.7	546.2
Long-term debt, less current portion	710.0	701.7
Noncurrent operating lease liabilities	56.2	59.0
Deferred income taxes	266.0	267.3
Other noncurrent liabilities	201.2	187.5
Total liabilities	$1,734.1	$1,761.7

Stockholders’ equity:
Preferred stock, $.01 par value per share; authorized shares: 10,000,000 at June 27, 2026 and March 28, 2026, respectively; issued shares: 0 at June 27, 2026 and March 28, 2026, respectively	—	—
Common stock, $.01 par value per share; authorized shares: 60,000,000 at June 27, 2026 and March 28, 2026, respectively; issued shares: 32,764,334 and 32,720,037 at June 27, 2026 and March 28, 2026, respectively	0.3	0.3
Additional paid-in capital	1,747.5	1,735.4
Accumulated other comprehensive income	0.2	2.1
Retained earnings	1,839.7	1,738.2
Treasury stock, at cost; 1,103,740 shares and 1,084,772 shares at June 27, 2026 and March 28, 2026, respectively	(125.7)	(115.0)
Total stockholders’ equity	3,462.0	3,361.0
Total liabilities and stockholders’ equity	$5,196.1	$5,122.7

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(amounts in millions, except share and per share data)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net sales	$519.5	$436.0
Cost of sales	271.7	240.8
Gross margin	247.8	195.2
Operating expenses:
Selling, general and administrative	85.8	73.9
Other, net	21.2	20.2
Total operating expenses	107.0	94.1
Operating income	140.8	101.1
Interest expense, net	10.1	12.2
Other non-operating expense	0.5	1.2
Income before income taxes	130.2	87.7
Provision for income taxes	28.7	19.2
Net income	101.5	68.5

Net income per common share:
Basic	$3.22	$2.18
Diluted	$3.20	$2.17
Weighted average common shares:
Basic	31,559,554	31,374,859
Diluted	31,714,686	31,553,214

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(amounts in millions)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net income	$101.5	$68.5
Pension and postretirement liability adjustments (1)	(0.0)	0.3
Change in fair value of Interest Rate Swap (2)	—	0.1
Change in fair value of Cross Currency Swap (3)	0.8	(6.2)
Foreign currency translation adjustments	(2.7)	13.5
Total comprehensive income	$99.6	$76.2

(1)	The adjustments for the three-month periods ended June 27, 2026 and June 28, 2025 were net of tax benefit of $0.0 and net of tax expense of $0.1, respectively.

(2)	The adjustment for the three-month period ended June 28, 2025 was net of tax expense of $0.0.

(3)	The adjustments for the three-month periods ended June 27, 2026 and June 28, 2025 were net of tax expense of $0.2 and net of tax benefit of $1.8, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2026	32,720,037	$0.3	$1,735.4	$2.1	$1,738.2	(1,084,772)	$(115.0)	$3,361.0
Net income	—	—	—	—	101.5	—	—	101.5
Stock-based compensation	—	—	4.5	—	—	—	—	4.5
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(18,968)	(10.7)	(10.7)
Exercise of equity awards	12,274	0.0	2.4	—	—	—	—	2.4
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	(0.0)	—	—	—	(0.0)
Issuance of restricted stock, net of forfeitures	7,801	—	—	—	—	—	—	—
Change in fair value of Cross Currency Swap, net of tax expense of $0.2	—	—	—	0.8	—	—	—	0.8
Issuance of awards previously classified as liability awards	24,222	—	5.2	—	—	—	—	5.2
Currency translation adjustments	—	—	—	(2.7)	—	—	—	(2.7)
Balance at June 27, 2026	32,764,334	$0.3	$1,747.5	$0.2	$1,839.7	(1,103,740)	$(125.7)	$3,462.0

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 29, 2025	32,522,189	$0.3	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	68.5	—	—	68.5
Stock-based compensation	—	—	4.4	—	—	—	—	4.4
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(33,281)	(12.1)	(12.1)
Exercise of equity awards	73,642	0.0	11.5	—	—	—	—	11.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	13,867	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	0.1	—	—	—	0.1
Change in fair value of Cross Currency Swap, net of tax benefit of $1.8	—	—	—	(6.2)	—	—	—	(6.2)
Issuance of awards previously classified as liability awards	33,339	—	5.0	—	—	—	—	5.0
Currency translation adjustments	—	—	—	13.5	—	—	—	13.5
Balance at June 28, 2025	32,643,037	$0.3	$1,703.4	$6.3	$1,519.1	(1,079,850)	$(112.7)	$3,116.4

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(amounts in millions)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$101.5	$68.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	29.6
Deferred income taxes	(1.4)	(4.6)
Amortization of deferred financing costs	0.8	0.8
Stock-based compensation	6.7	6.6
Noncash operating lease expense	1.9	1.7
(Gain)/loss on disposition of assets	—	(0.6)
Restructuring and other noncash charges	—	3.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14.2	17.7
Inventory	(14.2)	(22.8)
Prepaid expenses and other current assets	(10.7)	(1.7)
Other noncurrent assets	(9.4)	(2.2)
Accounts payable	2.9	1.9
Accrued expenses and other current liabilities	34.0	25.5
Other noncurrent liabilities	12.2	(4.2)
Net cash provided by operating activities	171.8	120.0

Cash flows from investing activities:
Capital expenditures	(24.9)	(15.7)
Net cash used in investing activities	(24.9)	(15.7)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	8.3	—
Repayments of revolving credit facilities	—	(5.0)
Repayments of term loans	(77.0)	—
Repayments of notes payable	(1.2)	(1.1)
Principal payments on finance lease obligations	(1.2)	(1.2)
Exercise of equity awards	2.4	11.5
Tax withholding for common stock issued under equity incentive plans	(10.7)	(12.1)
Net cash used in financing activities	(79.4)	(7.9)

Effect of exchange rate changes on cash	(0.3)	(0.3)

Cash:
Increase during the period	67.2	96.1
Cash, at beginning of period	57.3	36.8
Cash, at end of period	$124.5	$132.9

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1.6	$1.4
Interest	13.8	17.0

See accompanying notes.

RBC Bearings Incorporated

Notes to Unaudited Interim Consolidated Financial Statements

1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by RBC Bearings Incorporated, a Delaware corporation (collectively with its subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial statements included with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 (our “Annual Report”). We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As used in this report, the terms “we,” “us,” “our,” “RBC” and the “Company” mean RBC Bearings Incorporated and its subsidiaries, unless the context indicates another meaning.

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

The results of operations for the three-month period ended June 27, 2026 are not necessarily indicative of the operating results for the entire fiscal year ending April 3, 2027. The three-month periods ended June 27, 2026 and June 28, 2025 each included 13 weeks.

All quantitative data contained in these financial statements and footnotes are stated in millions, except for share and per share data, number of facilities, or where otherwise noted.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below.

Recent Accounting Standards Adopted

The Company did not adopt any new accounting pronouncements during the three-month ended June 27, 2026.

Recent Accounting Standards Yet to Be Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of June 27, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software. The new standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. As of June 27, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

Other new pronouncements issued but not effective until after June 27, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended
	June 27, 2026	June 28, 2025
Aerospace & Defense	$225.4	$164.6
Industrial	294.1	271.4
Total	$519.5	$436.0

The following table disaggregates total revenue by geographic origin:

	Three Months Ended
	June 27, 2026	June 28, 2025
United States	$467.0	$388.5
International	52.5	47.5
Total	$519.5	$436.0

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended
	June 27, 2026	June 28, 2025
Point-in-time	95%	98%
Over time	5%	2%
Total	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers, for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $1,292.0 at June 27, 2026. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months with the remainder recognized thereafter.

Contract Balances

The timing of revenue recognition, invoicing and cash collections affect accounts receivable, contract assets, customer advances and contract liabilities on the consolidated balance sheets. These assets and liabilities are reported on the consolidated balance sheets on an individual contract basis at the end of each reporting period.

Contract Assets - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An amount is recorded to reflect revenue that is recognized when (1) the cost-to-cost method is applied and (2) such revenue exceeds the amount invoiced to the customer. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, shipment of specified units, or completion of a contract. Contract assets are included within prepaid expenses and other current assets or other noncurrent assets on the consolidated balance sheets.

As of June 27, 2026 and March 28, 2026, current contract assets were $10.3 and $9.3, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period.

As of June 27, 2026 and March 28, 2026, noncurrent contract assets were $17.5 and $10.8, respectively, which were included within other noncurrent assets on the consolidated balance sheets. The increase in noncurrent contract assets is primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period.

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

As of June 27, 2026 and March 28, 2026, current contract liabilities were $56.6 and $59.3, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The decrease in current contract liabilities was primarily due to revenue recognized on customer contracts, partially offset by advanced payments received and reclassification of a portion of advanced payments received from noncurrent contract liabilities. For the three months ended June 27, 2026, the Company recognized revenues of $18.8 that were included in the current contract liability balance as of March 28, 2026. For the three months ended June 28, 2025, the Company recognized revenues of $6.9 that were included in the current contract liability balance at March 29, 2025.

As of June 27, 2026 and March 28, 2026, noncurrent contract liabilities were $91.2 and $79.5, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was due to advance payments received partially offset by a reclassification of the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $44.5 and $40.7 at June 27, 2026 and March 28, 2026, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income/(loss).

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 28, 2026	$3.9	$(6.0)	$4.2	$2.1
Reclassification to net income	—	—	—	—
Change in pension and postretirement liability	—	—	(0.0)	(0.0)
Net loss on foreign currency translation	(2.7)	—	—	(2.7)
Gain on Cross Currency Swap, net of taxes	—	0.8	—	0.8
Net current period other comprehensive income	(2.7)	0.8	(0.0)	(1.9)
Balance at June 27, 2026	$1.2	$(5.2)	$4.2	$0.2

5. Net Income Per-share

Basic net income per-share is computed by dividing net income by the weighted average number of common shares outstanding.

Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options, the vesting of restricted shares, and contingently issuable shares related to performance-based awards.

We exclude outstanding stock options, stock awards and contingently issuable shares related to performance-based awards from the calculations if the effect would be anti-dilutive.

For the three months ended June 27, 2026, 34,267 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per-share. For the three months ended June 28, 2025, 63,098 employee stock options and 7,324 restricted shares were excluded from the calculation of diluted earnings per-share. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per-share.

	Three Months Ended
	June 27, 2026	June 28, 2025
Net income	$101.5	$68.5

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	31,559,554	31,374,859
Effect of dilution due to contingently issuable shares related to performance-based awards	8,204	8,006
Effect of dilution due to employee stock awards	146,928	170,349
Denominator for diluted net income per share— weighted-average shares outstanding	31,714,686	31,553,214
Basic net income per share	$3.22	$2.18
Diluted net income per share	$3.20	$2.17

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, trade accounts payable, accrued expenses, short-term borrowings, long-term debt, and derivatives in the form of a cross currency swap.

Due to their short-term nature, the carrying value of cash, accounts receivable, trade accounts payable, accrued expenses and short-term borrowings are a reasonable estimate of their fair value. Long-term assets held on our balance sheets related to benefit plan obligations are measured at fair value.

The fair value of the Company’s long-term fixed-rate debt at June 27, 2026 and March 28, 2026, based on quoted market prices, was $487.2 and $484.3, respectively. The carrying value of this debt at June 27, 2026 and March 28, 2026 was $496.4 and $496.1, respectively. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Cross Currency Swap (as defined in Note 13) was a liability of $6.7 and $7.7 at June 27, 2026 and March 28, 2026, and was measured using Level 2 inputs. This amount is included in other noncurrent liabilities on the Company’s consolidated balance sheets. The Cross Currency Swap had accumulated other comprehensive loss, net of taxes, of $5.2 and $6.0 as of June 27, 2026 and March 28, 2026, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income. The increase in the fair value of the Cross Currency Swap was primarily due to the strengthening of the USD compared to the CHF during the three month period ended June 27, 2026.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory, Net

The major classes of inventories are summarized below:

	June 27, 2026	March 28, 2026
Raw materials	$62.4	$59.7
Work in process	484.0	473.5
Finished goods	335.0	331.9
	881.4	865.1
Less: inventory reserves	(105.0)	(102.3)
	$776.4	$762.8

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace & Defense	Industrial	Total
March 28, 2026	$327.1	$1,676.3	$2,003.4
Currency translation adjustments	—	(0.9)	(0.9)
June 27, 2026	$327.1	$1,675.4	$2,002.5

Intangible Assets

	Weighted	June 27, 2026		March 28, 2026
	Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$24.5	$50.7	$24.1
Customer relationships and lists	24	1,378.7	287.3	1,378.9	272.8
Trade names	24	224.7	52.1	224.7	50.0
Patents and trademarks	15	10.3	7.0	10.3	6.9
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	29.0	16.4	25.3	12.8
Other	4	38.4	10.1	38.3	7.7
		1,732.2	397.8	1,728.6	374.7
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	23	$1,756.5	$397.8	$1,752.9	$374.7

Amortization expense for definite-lived intangible assets during the three-month periods ended June 27, 2026 and June 28, 2025 was $21.0 and $17.9, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2027 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2027	$62.6
Fiscal 2028	81.3
Fiscal 2029	78.8
Fiscal 2030	73.0
Fiscal 2031	69.3
Fiscal 2032	69.3
Fiscal 2033 and thereafter	900.1

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	June 27, 2026	March 28, 2026
Employee compensation and related benefits	$67.3	$62.6
Taxes	38.5	9.3
Contract liabilities	56.6	59.3
Accrued rebates	44.5	40.7
Workers compensation and insurance	1.0	0.9
Current finance lease liabilities	5.5	5.6
Interest	5.9	10.3
Legal	4.9	3.8
Returns and warranties	9.2	9.6
Other	11.0	12.6
	$244.4	$214.7

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

Amounts outstanding under the Facilities generally bear interest, at the Company’s option, at either (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Facilities are subject to a SOFR floor of 0.00%. As of June 27, 2026, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $96.0 for fiscal 2027.

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

In connection with the amendment, new debt issuance costs totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 of debt issuance costs will be amortized through the new term of October 2030. The remaining portion of original debt issuance costs associated with the Term Loan of $1.6 will continue to be amortized through the end of the Term Loan in November 2026. As of June 27, 2026, there were $0.6 and $2.1 of unamortized debt issuance costs associated with the Term Loan and Revolving Credit Facility, respectively.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of June 27, 2026, the Company was in compliance with all debt covenants.

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

As of June 27, 2026, $96.0 was outstanding under the Term Loan, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of June 27, 2026.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of 4.375% Senior Notes due 2029 (the “Senior Notes”). The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. If the Senior Notes are ever rated investment grade, certain of these covenants will be suspended.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.0 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of June 27, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In April 2026, Schaublin, entered into a CHF 9.8 (approximately $12.1 USD) secured credit line agreement with UBS Switzerland AG, and on April 27, 2026, Schaublin borrowed CHF 6.7 (approximately $8.3 USD) to finance the expansion of a facility in Poland. The line has an annual fixed interest rate of 2.00% and expires in April 2036, at which time all outstanding amounts will be due.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4 USD) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5 USD).

The balances payable under all our borrowing facilities are as follows:

	June 27, 2026	March 28, 2026
Revolving and term loan facilities	$304.3	$373.0
Senior notes	500.0	500.0
Debt issuance costs	(6.3)	(7.0)
Other	8.2	9.5
Total debt	806.2	875.5
Less: current portion	96.2	173.8
Long-term debt	$710.0	$701.7

Contractual maturities of debt, as of June 27, 2026 are as follows:

2027	$96.8
2028	0.7
2029	0.7
2030	500.8
2031	200.8
2032 and thereafter	12.7

11. Income Taxes

The Company files income tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including the year ending April 1, 2023, although certain tax credits generated in earlier years are open under statute from March 29, 2008. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years ending before April 1, 2023.

The effective income tax rates for the three-month periods ended June 27, 2026 and June 28, 2025, were 22.1% and 21.9% respectively. In addition to discrete items, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived intangible income provision and U.S. credit for increasing research activities, which decreased the rate, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rate.

The effective income tax rate for the three-month period ended June 27, 2026 of 22.1% included $1.4 of discrete tax benefits associated with stock-based compensation and $0.1 of other items. The effective income tax rate without discrete items for the three-month period ended June 27, 2026 would have been 23.2%. The effective income tax rate for the three-month period ended June 28, 2025 of 21.9% included $2.3 of discrete tax benefits associated with stock-based compensation partially offset by $1.3 of other items. The effective income tax rate without discrete items for the three-month period ended June 28, 2025 would have been 23.1%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $2.0, excluding interest and penalties.

Global Minimum Tax

In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two and believes that it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. We will continue to monitor both the U.S. and international legislative developments related to Pillar Two to assess for any potential impacts. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. At this time, we do not anticipate the enacted or pending legislation will have a material impact on our consolidated financial statements.

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

The accounting policies of the reportable segments are the same as those described in Note 2 of our Annual Report. Segment performance is evaluated based on segment net sales and gross margin. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those predominantly identified with the segment’s operations.

	Three Months Ended
	June 27, 2026	June 28, 2025
Net External Sales:
Aerospace & Defense	$225.4	$164.6
Industrial	294.1	271.4
	$519.5	$436.0
Cost of Sales:
Aerospace & Defense	$125.2	$94.4
Industrial	146.5	146.4
	$271.7	$240.8
Gross Margin:
Aerospace & Defense	$100.2	$70.2
Industrial	147.6	125.0
	$247.8	$195.2
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(85.8)	$(73.9)
Other, net	(21.2)	(20.2)
Interest expense, net	(10.1)	(12.2)
Other non-operating (expense)/income	(0.5)	(1.2)
Income before income taxes	$130.2	$87.7

Capital Expenditures:
Aerospace & Defense	$14.6	$6.6
Industrial	7.7	4.6
Corporate	2.6	4.5
	$24.9	$15.7
Depreciation & Amortization:
Aerospace & Defense	$9.8	$5.6
Industrial	21.6	22.5
Corporate	1.9	1.5
	$33.3	$29.6
Geographic External Sales:
Domestic	$467.0	$388.5
Foreign(1)	52.5	47.5
	$519.5	$436.0

	June 27, 2026	March 28, 2026
Total Assets:
Aerospace & Defense	$1,500.4	$1,470.7
Industrial	3,538.2	3,558.3
Corporate	157.5	93.7
	$5,196.1	$5,122.7
Geographic Long-Lived Assets:
Domestic	$409.1	$402.3
Foreign(2)	86.0	85.4
	$495.1	$487.7

(1)	Primarily attributable to Switzerland and Canada.
(2)	Primarily attributable to Switzerland, Mexico, and Poland.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates and foreign exchange rates. Derivative financial instruments designed to mitigate these risks are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income/(loss), depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income/(loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

On August 12, 2024, the Company entered into a three-year cross currency swap (the “Cross Currency Swap”) with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0 USD) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 6. The accumulated other comprehensive income/(loss) derivative component balance, net of taxes, was a $5.2 loss and $6.0 loss at June 27, 2026 and March 28, 2026, respectfully. The increase in the fair value of the Cross Currency Swap is primarily due to the strengthening of the USD compared to the CHF during the three-month period ended June 27, 2026.

14. Subsequent Events

Since June 27, 2026, the Company paid down $50.0 on the Term Loan, reducing the outstanding balance to $46.0.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by U.S. governmental trade policies and tariffs relating to the components and supplies we import from foreign vendors and foreign governmental trade policies and tariffs relating to our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired (such as Dodge or VACCO) or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge and VACCO acquisitions, which could constrain our business and exposes us to the risk of defaults under our debt instruments; (x) increases in interest rates would increase the cost of servicing the Term Loan and Revolving Credit Facility and could reduce our profitability; and (y) fluctuations in interest rates and foreign exchange rates could impact future earnings and cash flows related to our Cross Currency Swap. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.

The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the aerospace, defense and industrial industries. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 66 facilities in 11 countries, of which 44 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2027 will have 53 weeks and fiscal 2026 had 52 weeks. Both the first quarter of fiscal 2027 and the first quarter of fiscal 2026 had 13 weeks.

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

Outlook

Our net sales for the three-month period ended June 27, 2026 increased 19.2% compared to the same period last fiscal year. The increase in net sales was a result of a 36.9% increase in our Aerospace & Defense segment and a 8.4% increase in our Industrial segment. Backlog as of June 27, 2026, was $2.3 billion compared to $2.3 billion as of March 28, 2026 and $1.0 billion as of June 28, 2025.

We are continuing to see the expansion of the commercial aerospace business, which experienced a 21.8% increase in net sales for the three-month period ended June 27, 2026, which included $1.6 of sales from VACCO, versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by the increase in our backlog since this time last year. Defense sales, which represented approximately 42.4% of segment sales during the quarter, were up 64.6% quarter over quarter, which included $31.7 sales from VACCO. We expect this growth to continue throughout the current fiscal year and beyond as we are gearing up to fulfill the substantial number of defense orders in our backlog. Our industrial business continued to demonstrate strength in distribution across several major end markets, notably including semicon, grain, and food and beverage.

The Company expects net sales to be approximately $505.0 to $515.0 in the second quarter of fiscal 2027, an increase of 10.9% to 13.1% compared to the second quarter of fiscal 2026.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of June 27, 2026, we had cash of $124.5, of which approximately $47.4 was cash held by our foreign operations. Since June 27, 2026, we used $50.0 of our domestic cash to pay down the Term Loan.

Results of Operations

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change
Total net sales	$519.5	$436.0	$83.5	19.2%

Net income	$101.5	$68.5	$33.0	48.2%

Net income per-share: diluted	$3.20	$2.17
Weighted average common shares: diluted	31,714.686	31,553,214

Net sales for the three-month period ended June 27, 2026 increased $83.5, or 19.2%, compared to the same period last fiscal year. Net sales in our Industrial segment increased 8.4% quarter over quarter against a strong quarter in the prior fiscal year. Growth was driven from semicon, grain, and food and beverage compared to the prior year. Net sales in our Aerospace & Defense segment increased 36.9% quarter over quarter, led by defense sales, which were up 64.6% compared to the same period in the prior fiscal year, driven by missiles and the acquisition of VACCO, which contributed $31.7 of net sales to these end markets. Commercial OEM and aftermarket sales increased 21.8% compared to the same period in the prior fiscal year. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated, as well as expansion in the aftermarket and the acquisition of VACCO, which contributed $1.6 of net sales to these end markets. Space sales increased to $25.1 in the first quarter of fiscal 2027 compared to $7.5 for the same period in the prior year.

Net income for the first quarter of fiscal 2027 was $101.5 compared to $68.5 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Gross Margin	$247.8	$195.2	$52.6	26.9%
% of net sales	47.7%	44.8%

Gross margin remained strong at 47.7% of net sales for the first quarter of fiscal 2027 compared to 44.8% for the first quarter of fiscal 2026. This margin improvement was driven by continued operational excellence across all of our business segments as they were able to push high volumes through the plants. The volumes allowed us to better absorb our overhead costs. We also had improved product mix compared to the prior year. Further, the timing of tariff refunds, which temporarily alleviated the impact of ongoing global tariff costs, provided nearly 100 basis points of margin benefit during the quarter.

Selling, General and Administrative

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

SG&A	$85.8	$73.9	$11.9	16.1%
% of net sales	16.5%	16.9%

SG&A for the first quarter of fiscal 2027 was $85.8, or 16.5% of net sales, as compared to $73.9, or 16.9% of net sales, for the same period of fiscal 2026. The increase in SG&A was primarily driven by the inclusion of VACCO and increased personnel costs.

Other, Net

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Other, net	$21.2	$20.2	$1.0	5.0%
% of net sales	4.1%	4.6%

Other operating expenses for the first quarter of fiscal 2027 totaled $21.2 compared to $20.2 for the same period last fiscal year. For the first quarter of fiscal 2027, other operating expenses consisted of $21.0 of amortization of intangible assets and $0.4 of restructuring costs offset by $0.2 of other items. For the first quarter of fiscal 2026, other operating expenses included $17.9 of amortization of intangible assets, $1.2 of restructuring costs, $0.1 of acquisition costs and $1.0 of other expense items.

Interest Expense, Net

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Interest expense, net	$10.1	$12.2	$(2.1)	(17.2)%
% of net sales	1.9%	2.8%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $10.1 for the first quarter of fiscal 2027 compared to $12.2 for the same period last fiscal year. The decrease in interest expense between the periods was due to the reduction of the principal balance on the Term Loan and lower interest rates, partially offset by the impact of a $200.0 draw on the Revolving Credit Facility during the second quarter of fiscal 2026 to pay a portion of the VACCO acquisition purchase price. In addition, the Cross Currency Swap has enabled us to better manage interest costs. See “Liquidity and Capital Resources – Liquidity” for more information about the Term Loan, the Revolving Credit Facility, and the Cross Currency Swap.

Other Non-Operating Expense

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Other non-operating expense	$0.5	$1.2	$(0.7)	(58.3)%
% of net sales	0.1%	0.3%

Other non-operating expenses were $0.5 for the first quarter of fiscal 2027 compared to $1.2 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	June 27, 2026	June 28, 2025

Income tax expense	$28.7	$19.2
Effective tax rate	22.1%	21.9%

Income tax expense for the three-month period ended June 27, 2026 was $28.7 compared to $19.2 for the three-month period ended June 28, 2025. Our effective income tax rate for the three-month period ended June 27, 2026 was 22.1% compared to 21.9% for the three-month period ended June 28, 2025. The effective income tax rate for the three-month period ended June 27, 2026 of 22.1% included $1.4 of tax benefits associated with stock-based compensation and $0.1 of other items. The effective income tax rate without discrete items for the three-month period ended June 27, 2026 would have been 23.2%. The effective income tax rate for the three-month period ended June 28, 2025 of 21.9% included $2.3 of discrete tax benefits associated with stock-based compensation partially offset by $1.3 of other items. The effective income tax rate without discrete items for the three-month period ended June 28, 2025 would have been 23.1%.

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

Aerospace & Defense Segment

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Total net sales	$225.4	$164.6	$60.8	36.9%

Gross margin	$100.2	$70.2	$30.0	42.7%
% of segment net sales	44.5%	42.6%

SG&A	$16.3	$12.0	$4.3	35.8%
% of segment net sales	7.2%	7.3%

Net sales increased $60.8, or 36.9% for the three months ended June 27, 2026 compared to the same period last fiscal year. Our commercial aerospace markets, which consisted of $108.7 of OEM sales and $21.2 of distribution and aftermarket sales, increased by 21.8% compared to fiscal 2026 when OEM net sales were $83.6 and distribution and aftermarket net sales were $23.0. The OEM markets have continued to improve as build rates have steadily increased over the last several months. Our defense markets, which consisted of $70.3 of OEM and $25.2 of distribution and aftermarket, increased by 64.6% compared to fiscal 2026 when OEM net sales were $40.6 and distribution and aftermarket net sales were $17.4. The increase in defense sales was driven by military aircraft and reflects continued growth in demand which is evident by our growing backlog. The acquisition of VACCO also contributed to the sales growth.

Gross margin as a percentage of segment net sales was 44.5% for the first quarter of fiscal 2026 compared to 42.6% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was primarily driven by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. The better volumes allowed us to better absorb our overhead costs.

Industrial Segment

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

Total net sales	$294.1	$271.4	$22.7	8.4%

Gross margin	$147.6	$125.0	$22.6	18.1%
% of segment net sales	50.2%	46.1%

SG&A	$36.7	$34.6	$2.1	6.1%
% of segment net sales	12.5%	12.7%

Net sales increased $22.7, or 8.4%, for the three months ended June 27, 2026 compared to the same period last fiscal year. We saw improvements in nearly all of our end markets, including semicon, grain, and food and beverage and warehousing. Industrial OEM sales were $95.3 and $78.5 for the three month periods ended June 27, 2026 and June 28, 2025, respectively. Industrial sales to distribution and the aftermarket were $198.8 and $192.9 for the three month periods ended June 27, 2026 and June 28, 2025, respectively.

Gross margin for the three months ended June 27, 2026 was 50.2% of net sales, compared to 46.1% in the comparable period in fiscal 2026. The increase in gross margin as a percentage of net sales was primarily driven by sales volumes which have allowed us to better absorb our manufacturing overhead costs.

Corporate

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

SG&A	$32.8	$27.3	$5.5	20.1%
% of total net sales	6.3%	6.3%

Corporate SG&A was $32.8, or 6.3% of net sales, for the first quarter of fiscal 2027 compared to $27.3, or 6.3% of net sales, for the same period last fiscal year. The quarter over quarter increase was primarily due to an increase in personnel costs.

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

Liquidity

As of June 27, 2026, we had cash of $124.5, of which approximately $47.4 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries with the exception of our Canadian operations. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022 and amended in fiscal 2023 and again on October 28, 2025, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility.

Amounts outstanding under the Facilities generally bear interest, at the Company’s option, at either (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% in the case of loans under the Revolving Credit Facility and 2.00% in the case of the Term Loan, depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Facilities are subject to a SOFR floor of 0.00%. As of June 27, 2026, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

The Term Loan matures in November 2026 and amortizes in quarterly installments with the balance payable on the maturity date. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty, which will offset future quarterly amortization installments. Due to prepayments previously made, the required future principal payments on the Term Loan are $96.0 for fiscal 2027. Since June 27, 2026, the Company has paid down $50.0 on the Term Loan, reducing the outstanding balance to $46.0.

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

In connection with the amendment, new debt issuance costs totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 of debt issuance costs will be amortized through the new term of October 2030. The remaining portion of original debt issuance costs associated with the Term Loan of $1.6 will continue to be amortized through the end of the Term Loan in November 2026. As of June 27, 2026, there were $0.6 and $2.1 of unamortized debt issuance costs associated with the Term Loan and Revolving Credit Facility, respectively.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of June 27, 2026 the Company was in compliance with all debt covenants.

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

As of June 27, 2026, $96.0 was outstanding under the Term Loan, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of June 27, 2026.

Senior Notes

In fiscal 2022, RBCA issued $500.0 aggregate principal amount of the Senior Notes. The net proceeds from the issuance of the Senior Notes were approximately $492.0, after deducting initial purchasers’ discounts and commissions and offering expenses, and were used to fund a portion of the cash purchase price for the acquisition of Dodge.

The Senior Notes were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee. This indenture contains covenants limiting the ability of the Company to (i) incur additional indebtedness or guarantee indebtedness, (ii) declare or pay dividends, redeem stock or make other distributions to stockholders, (iii) make investments, (iv) create liens or use assets as security in other transactions, (v) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets, (vi) enter into transactions with affiliates, and (vii) sell or transfer certain assets. These covenants contain various exceptions, limitations and qualifications. If the Senior Notes are ever rated investment grade, certain of these covenants will be suspended.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $6.0 USD) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of June 27, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In April 2026, Schaublin, entered into a CHF 9.8 (approximately $12.1 USD) secured credit line agreement with UBS Switzerland AG, and on April 27, 2026, Schaublin borrowed CHF 6.7 (approximately $8.3 USD) to finance the expansion of a facility in Poland. The line has an annual fixed interest rate of 2.00% and expires in April 2036, at which time all outstanding amounts will be due.

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

Cash Flows

Three-month Period Ended June 27, 2026 Compared to the Three-month Period Ended June 28, 2025

The following table summarizes our cash flow activities:

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change
Net cash provided by/(used in):
Operating activities	$171.8	$120.0	$51.8
Investing activities	(24.9)	(15.7)	(9.2)
Financing activities	(79.4)	(7.9)	(71.5)
Effect of exchange rate changes on cash	(0.3)	(0.3)	-
Increase/(decrease) in cash	$67.2	$96.1	$(28.9)

During the first three months of fiscal 2027, we generated cash of $171.8 from operating activities compared to $120.0 during the same period of fiscal 2026. The increase of $51.8 was the result of an increase in net income of $33.0, a favorable change in operating assets and liabilities of $14.8 and a favorable impact of non-cash activity of $4.0. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $0.1 more stock-based compensation, $3.7 more depreciation and amortization, $0.2 more noncash operating lease expense, $3.2 increase of deferred taxes, and $0.6 gain on asset dispositions, offset by $3.8 less restructuring costs.

The following table summarizes the impact on cash flow from operating assets and liabilities for the first quarter of fiscal 2027 versus the first quarter of fiscal 2026.

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change
Cash provided by/(used in):
Accounts receivable	$14.2	$17.7	$(3.5)
Inventory	(14.2)	(22.8)	8.6
Prepaid expenses and other current assets	(10.7)	(1.7)	(9.0)
Other noncurrent assets	(9.4)	(2.2)	(7.2)
Accounts payable	2.9	1.9	1.0
Accrued expenses and other current liabilities	34.0	25.5	8.5
Other noncurrent liabilities	12.2	(4.2)	16.4
Total change in operating assets and liabilities:	$29.0	$14.2	$14.8

During the first three months of fiscal 2027, we used cash of $24.9 for investing activities as compared to $15.7 used in the first three months of fiscal 2026. This increase in cash used was attributable to a $9.2 increase in capital expenditures.

During the first three months of fiscal 2027, we used cash of $79.4 for financing activities compared to $7.9 in the first three months of fiscal 2026. This increase in cash used was primarily attributable to $77.0 more in payments made on the Term Loan, $0.1 more in repayments of notes payable, and $9.1 less in exercises of stock-based awards partially offset by $5.0 less of repayments of revolving credit facilities, $1.4 less repurchases of common stock and $8.3 more in proceeds received from revolving credit facilities.

Capital Expenditures

Our capital expenditures were $24.9 for the three-month period ended June 27, 2026 compared to $15.7 for the three-month period ended June 28, 2025. We expect that capital expenditures for fiscal 2027 will be between 4.0% to 4.5% of our net sales for the fiscal year. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of the Credit Agreement and the Senior Notes. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the first quarter of fiscal 2027.

Off-Balance Sheet Arrangements

The Company has a $3.7 outstanding standby letter of credit under the Revolving Credit Facility and a $0.1 bank guarantee with Credit Suisse (Switzerland) Ltd.

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
● England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations for the three-month period ended June 27, 2026 compared to 11% for the three-month period ended June 28, 2025. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2026, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ended June 27, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceeding became a reportable event during the quarter and there were no material developments during the quarter with respect to any legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties since the filing of our Annual Report with the SEC on May 15, 2026. For a discussion of the risk factors, refer to Part I, Item 2, “Cautionary Statement as to Forward-Looking Information” contained in this quarterly report and Part I, Item 1A, “Risk Factors,” contained in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the first quarter of fiscal 2027, we did not issue any common stock that was not registered under the Securities Act of 1933.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended June 27, 2026 are as follows:

Period	Total number of shares purchased(1)	Average price paid per-share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions)(3)
03/29/2026 – 04/25/26	202	588.53	—	$100.0
04/26/2026 – 05/23/2026	15,160	563.87	—	100.0
05/24/2026 – 06/27/2026	3,606	574.67	—	$100.0
Total	18,968	$566.19	—

(1)	Consists of shares of RBC stock repurchased from employees upon the award or vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.
(2)	The closing price for our stock on the trading day immediately preceding the stock award or vesting date.
(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of June 27, 2026, the Company has not repurchased any shares pursuant to this program.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	July 31, 2026

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	July 31, 2026