Form 10-Q
period 2026-09-26
RBC Bearings INC
filed 2026-10-30
CIK 1324948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

As of October 23, 2026, RBC Bearings Incorporated had 31,661,890 shares of Common Stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RBC Bearings Incorporated

Consolidated Balance Sheets

(amounts in millions, except share and per-share data)

	September 26, 2026	March 28, 2026
	(Unaudited)
ASSETS
Current assets:
Cash	$89.3	$57.3
Accounts receivable, net of allowance for credit losses of $7.1 at September 26, 2026 and $6.3 at March 28, 2026	334.4	340.6
Inventory, net	790.0	762.8
Prepaid expenses and other current assets	40.1	29.1
Total current assets	1,253.8	1,189.8
Property, plant and equipment, net	436.7	419.0
Operating lease assets	63.9	68.7
Goodwill	2,009.5	2,003.4
Intangible assets, net	1,348.9	1,378.2
Other noncurrent assets	77.5	63.6
Total assets	$5,190.3	$5,122.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154.4	$147.0
Accrued expenses and other current liabilities	235.4	214.7
Current operating lease liabilities	10.2	10.7
Current portion of long-term debt	0.7	173.8
Total current liabilities	400.7	546.2
Long-term debt, less current portion	709.8	701.7
Noncurrent operating lease liabilities	55.2	59.0
Deferred income taxes	267.4	267.3
Other noncurrent liabilities	199.0	187.5
Total liabilities	$1,632.1	$1,761.7

Stockholders’ equity:
Preferred stock, $.01 par value per share; authorized shares: 10,000,000 at September 26, 2026 and March 28, 2026, respectively; issued shares: 0 at September 26, 2026 and March 28, 2026, respectively	—	—
Common stock, $.01 par value per share; authorized shares: 60,000,000 at September 26, 2026 and March 28, 2026, respectively; issued shares: 32,767,524 and 32,720,037 at September 26, 2026 and March 28, 2026, respectively	0.3	0.3
Additional paid-in capital	1,751.5	1,735.4
Accumulated other comprehensive (loss) / income	(0.7)	2.1
Retained earnings	1,933.5	1,738.2
Treasury stock, at cost; 1,104,907 shares and 1,084,772 shares at September 26, 2026 and March 28, 2026, respectively	(126.4)	(115.0)
Total stockholders’ equity	3,558.2	3,361.0
Total liabilities and stockholders’ equity	$5,190.3	$5,122.7

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Operations

(amounts in millions, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$524.6	$455.3	$1,044.1	$891.3
Cost of sales	285.6	254.7	557.3	495.5
Gross margin	239.0	200.6	486.8	395.8
Operating expenses:
Selling, general and administrative	83.4	77.4	169.2	151.3
Other, net	24.0	25.4	45.2	45.6
Total operating expenses	107.4	102.8	214.4	196.9
Operating income	131.6	97.8	272.4	198.9
Interest expense, net	9.3	13.4	19.4	25.6
Other non-operating (income) / expense	(0.2)	1.0	0.3	2.2
Income before income taxes	122.5	83.4	252.7	171.1
Provision for income taxes	28.7	23.4	57.4	42.6
Net income	$93.8	$60.0	$195.3	$128.5

Net income per common share:
Basic	$2.97	$1.90	$6.18	$4.09
Diluted	$2.96	$1.90	$6.16	$4.07
Weighted average common shares:
Basic	31,597,371	31,493,205	31,578,463	31,434,032
Diluted	31,715,555	31,615,328	31,715,125	31,585,721

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Comprehensive Income

(amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$93.8	$60.0	$195.3	$128.5
Pension and postretirement liability adjustments (1)	0.0	0.4	0.0	0.7
Change in fair value of Interest Rate Swap (2)	—	0.0	—	0.1
Change in fair value of Cross Currency Swap (3)	1.5	0.0	2.3	(6.2)
Foreign currency translation adjustments	(2.4)	(1.4)	(5.1)	12.1
Total comprehensive income	$92.9	$59.0	$192.5	$135.2

(1)	These adjustments were net of tax expense of $0.0 and $0.1 for the three-month periods ended September 26, 2026 and September 27, 2025, respectively and net of tax expense of $0.0 and $0.2 for the six-month periods ended September 26, 2026, and September 27, 2025, respectively.

(2)	These adjustments were net of tax expense of $0.0 for the three-month period ended September 27, 2025 and net of tax expense of $0.0 for the six-month period ended September 27, 2025.

(3)	These adjustments were net of tax expense of $0.4 and $0.0 for the three-month periods ended September 26, 2026 and September 27, 2025, respectively and net of tax expense of $0.6 and net of tax benefit of $1.8 for the six-month periods ended September 26, 2026, and September 27, 2025, respectively.

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 28, 2026	32,720,037	$0.3	$1,735.4	$2.1	$1,738.2	(1,084,772)	$(115.0)	$3,361.0
Net income	—	—	—	—	101.5	—	—	101.5
Stock-based compensation	—	—	4.5	—	—	—	—	4.5
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(18,968)	(10.7)	(10.7)
Exercise of equity awards	12,274	0.0	2.4	—	—	—	—	2.4
Change in pension and post-retirement plan benefit adjustments, net of tax benefit of $0.0	—	—	—	(0.0)	—	—	—	(0.0)
Issuance of restricted stock, net of forfeitures	7,801	—	—	—	—	—	—	—
Change in fair value of Cross Currency Swap, net of tax expense of $0.2	—	—	—	0.8	—	—	—	0.8
Issuance of awards previously classified as liability awards	24,222	—	5.2	—	—	—	—	5.2
Currency translation adjustments	—	—	—	(2.7)	—	—	—	(2.7)
Balance at June 27, 2026	32,764,334	$0.3	$1,747.5	$0.2	$1,839.7	(1,103,740)	$(125.7)	$3,462.0
Net income	—	—	—	—	93.8	—	—	93.8
Stock-based compensation	—	—	3.1	—	—	—	—	3.1
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(1,167)	(0.7)	(0.7)
Exercise of equity awards	4,520	0.0	0.9	—	—	—	—	0.9
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.0	—	—	—	0.0	—	—	—	0.0
Issuance of restricted stock, net of forfeitures	(1,330)	—	—	—	—	—	—	—
Change in fair value of Cross Currency Swap, net of tax expense of $0.4	—	—	—	1.5	—	—	—	1.5
Currency translation adjustments	—	—	—	(2.4)	—	—	—	(2.4)
Balance at September 26, 2026	32,767,524	$0.3	$1,751.5	$(0.7)	$1,933.5	(1,104,907)	$(126.4)	$3,558.2

See accompanying notes.

RBC Bearings Incorporated

Consolidated Statements of Stockholders’ Equity

(amounts in millions, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Equity
Balance at March 29, 2025	32,522,189	$0.3	$1,682.5	$(1.4)	$1,450.6	(1,046,569)	$(100.6)	$3,031.4
Net income	—	—	—	—	68.5	—	—	68.5
Stock-based compensation	—	—	4.4	—	—	—	—	4.4
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(33,281)	(12.1)	(12.1)
Exercise of equity awards	73,642	0.0	11.5	—	—	—	—	11.5
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	0.3	—	—	—	0.3
Issuance of restricted stock, net of forfeitures	13,867	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	0.1	—	—	—	0.1
Change in fair value of Cross Currency Swap, net of tax benefit of $1.8	—	—	—	(6.2)	—	—	—	(6.2)
Issuance of awards previously classified as liability awards	33,339	—	5.0	—	—	—	—	5.0
Currency translation adjustments	—	—	—	13.5	—	—	—	13.5
Balance at June 28, 2025	32,643,037	$0.3	$1,703.4	$6.3	$1,519.1	(1,079,850)	$(112.7)	$3,116.4
Net income	—	—	—	—	60.0	—	—	60.0
Stock-based compensation	—	—	3.6	—	—	—	—	3.6
Tax withholding for common stock issued under equity incentive plans	—	—	—	—	—	(1,402)	(0.6)	(0.6)
Exercise of equity awards	50,475	0.0	8.8	—	—	—	—	8.8
Change in pension and post-retirement plan benefit adjustments, net of tax expense of $0.1	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock, net of forfeitures	(6)	—	—	—	—	—	—	—
Change in fair value of Interest Rate Swap, net of tax expense of $0.0	—	—	—	0.0	—	—	—	0.0
Change in fair value of Cross Currency Swap, net of tax expense of $0.0	—	—	—	0.0	—	—	—	0.0
Currency translation adjustments	—	—	—	(1.4)	—	—	—	(1.4)
Balance at September 27, 2025	32,693,506	$0.3	$1,715.8	$5.3	$1,579.1	(1,081,252)	$(113.3)	$3,187.2

RBC Bearings Incorporated

Consolidated Statements of Cash Flows

(amounts in millions)

(Unaudited)

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$195.3	$128.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.4	62.5
Deferred income taxes	(0.4)	8.9
Amortization of deferred financing costs	1.7	1.5
Stock-based compensation	14.9	14.0
Noncash operating lease expense	3.8	3.5
Loss on disposition of assets	—	0.1
Restructuring and other noncash charges	0.6	4.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.7	42.0
Inventory	(25.1)	(48.2)
Prepaid expenses and other current assets	(11.3)	(7.3)
Other noncurrent assets	(13.4)	(7.7)
Accounts payable	7.2	(1.5)
Accrued expenses and other current liabilities	22.5	3.4
Other noncurrent liabilities	7.3	4.7
Net cash provided by operating activities	278.2	208.4

Cash flows from investing activities:
Capital expenditures	(45.6)	(32.4)
Acquisition of business	(24.2)	(275.0)
Proceeds from sale of assets	0.2	—
Net cash used in investing activities	(69.6)	(307.4)

Cash flows from financing activities:
Proceeds received from revolving credit facilities	8.3	200.0
Repayments of revolving credit facilities	—	(5.0)
Repayments of term loans	(173.0)	(45.0)
Repayments of notes payable	(1.4)	(1.3)
Principal payments on finance lease obligations	(2.2)	(2.3)
Exercise of equity awards	3.3	20.3
Tax withholding for common stock issued under equity incentive plans	(11.4)	(12.7)
Net cash (used in) / provided by financing activities	(176.4)	154.0

Effect of exchange rate changes on cash	(0.2)	(0.6)

Cash:
Increase during the period	32.0	54.4
Cash, at beginning of period	57.3	36.8
Cash, at end of period	$89.3	$91.2

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$58.4	$41.6
Interest	17.0	24.3

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

The results of operations for the three-month and six-month periods ended September 26, 2026 are not necessarily indicative of the operating results for the entire fiscal year ending April 3, 2027. The three-month periods ended September 26, 2026 and September 27, 2025 each included 13 weeks. The six-month periods ended September 26, 2026 and September 27, 2025 each included 26 weeks.

All quantitative data contained in these financial statements and footnotes are stated in millions, except for share and per-share data, number of facilities, or where otherwise noted. The dollar sign ($) indicates U.S. dollars.

2. Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report.

Recent Accounting Standards Adopted

The Company did not adopt any new accounting standards during the three-month period ended September 26, 2026.

Recent Accounting Standards Yet to Be Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. As of September 26, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software. The new standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. As of September 26, 2026, the Company is evaluating the impact the standard will have on its consolidated financial statements.

Other new standards issued but not effective until after September 26, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates total revenue by end market which is how we view our reportable segments (see Note 12):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Aerospace & Defense	$230.2	$198.8	$455.6	$363.4
Industrial	294.4	256.5	588.5	527.9
Total	$524.6	$455.3	$1,044.1	$891.3

The following table disaggregates total revenue by geographic origin:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
United States	$470.4	$406.2	$937.4	$794.7
International	54.2	49.1	106.7	96.6
Total	$524.6	$455.3	$1,044.1	$891.3

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Point-in-time	95%	94%	95%	96%
Over time	5%	6%	5%	4%
Total	100%	100%	100%	100%

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers, for which work has not been performed or has been partially performed and excludes unexercised contract options. The duration of the majority of our contracts, as defined by ASC Topic 606, is less than one year. The Company has elected to apply the practical expedient, which allows the Company to exclude remaining performance obligations with an original expected duration of one year or less. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $1,375.1 at September 26, 2026. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months with the remainder recognized thereafter.

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

As of September 26, 2026 and March 28, 2026, current contract assets were $12.9 and $9.3, respectively, and included within prepaid expenses and other current assets on the consolidated balance sheets. The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period.

As of September 26, 2026 and March 28, 2026, noncurrent contract assets were $20.7 and $10.8, respectively, which were included within other noncurrent assets on the consolidated balance sheets. The increase in noncurrent contract assets is primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations prior to billing, partially offset by amounts billed to customers during the period.

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

As of September 26, 2026 and March 28, 2026, current contract liabilities were $73.4 and $59.3, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. The increase in current contract liabilities was primarily due to advanced payments received and the reclassification of a portion of advanced payments received from noncurrent contract liabilities partially offset by revenue recognized on customer contracts. For the three and six months ended September 26, 2026, the Company recognized revenues of $14.2 and $33.0 that were included in the current contract liability balance as of March 28, 2026. For the three and six months ended September 27, 2025, the Company recognized revenues of $7.1 and $14.0 that were included in the current contract liability balance at March 29, 2025.

As of September 26, 2026 and March 28, 2026, noncurrent contract liabilities were $93.3 and $79.5, respectively, and included within other noncurrent liabilities on the consolidated balance sheets. The increase in noncurrent contract liabilities was due to advance payments received partially offset by a reclassification of the current portion of contract liabilities.

Variable Consideration

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. Accrued customer rebates were $43.2 and $40.7 at September 26, 2026 and March 28, 2026, respectively, and are included within accrued expenses and other current liabilities on the consolidated balance sheets.

4. Accumulated Other Comprehensive Income/(Loss)

The components of comprehensive income/(loss) that relate to the Company are net income, foreign currency translation adjustments, changes in fair value of derivatives, and pension plan and postretirement benefits, all of which are presented in the consolidated statements of stockholders’ equity and comprehensive income/(loss).

The following summarizes the activity within each component of accumulated other comprehensive income/(loss), net of taxes:

	Currency Translation	Change in Fair Value of Cross Currency Swap	Pension and Postretirement Liability	Total
Balance at March 28, 2026	$3.9	$(6.0)	$4.2	$2.1
Reclassification to net income	—	—	—	—
Change in pension and postretirement liability	—	—	0.0	0.0
Net loss on foreign currency translation	(5.1)	—	—	(5.1)
Gain on Cross Currency Swap, net of taxes	—	2.3	—	2.3
Net current period other comprehensive income	(5.1)	2.3	0.0	(2.8)
Balance at September 26, 2026	$(1.2)	$(3.7)	$4.2	$(0.7)

5. Net Income Per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

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

For the three months ended September 26, 2026, 33,532 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share. For the six months ended September 26, 2026, 33,532 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

For the three months ended September 27, 2025, 58,293 employee stock options and no restricted shares were excluded from the calculation of diluted earnings per share. For the six months ended September 27, 2025, 63,163 employee stock options and 100 restricted shares were excluded from the calculation of diluted earnings per share. The inclusion of these employee stock options and restricted shares would have been anti-dilutive.

The table below reflects the calculation of weighted-average shares outstanding for each period presented as well as the computation of basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$93.8	$60.0	$195.3	$128.5

Denominator:
Denominator for basic net income per share —weighted-average shares outstanding	31,597,371	31,493,205	31,578,463	31,434,032
Effect of dilution due to contingently issuable shares related to performance-based awards	8,502	6,682	8,353	7,344
Effect of dilution due to employee stock awards	109,682	115,441	128,309	144,345
Denominator for diluted net income per share — weighted-average shares outstanding	31,715,555	31,615,328	31,715,125	31,585,721

Basic net income per share	$2.97	$1.90	$6.18	$4.09
Diluted net income per share	$2.96	$1.90	$6.16	$4.07

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

The fair value of the Company’s long-term fixed-rate debt at September 26, 2026 and March 28, 2026, based on quoted market prices, was $478.5 and $484.3, respectively. The carrying value of this debt at September 26, 2026 and March 28, 2026 was $496.6 and $496.1, respectively. The fair value of long-term fixed-rate debt was measured using Level 1 inputs. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company’s long-term variable-rate debt is a reasonable estimate of its fair value.

The fair value of the Cross Currency Swap (as defined in Note 13) was a liability of $4.8 and $7.7 at September 26, 2026 and March 28, 2026, respectively, and was measured using Level 2 inputs. This amount is included in accrued expenses and other current liabilities as of September 26, 2026 and other noncurrent liabilities as of March 28, 2026 on the Company’s consolidated balance sheets. The Cross Currency Swap had accumulated other comprehensive loss, net of taxes, of $3.7 and $6.0 as of September 26, 2026 and March 28, 2026, respectively, and was included in accumulated other comprehensive income/(loss) on the Company’s consolidated balance sheets, and in the Company’s consolidated statements of comprehensive income. The increase in the fair value of the Cross Currency Swap was primarily due to the strengthening of the U.S. dollar compared to the Swiss franc during the six-month period ended September 26, 2026.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

7. Inventory, Net

The major classes of inventories are summarized below:

	September 26, 2026	March 28, 2026
Raw materials	$61.8	$59.7
Work in process	500.0	473.5
Finished goods	340.1	331.9
	901.9	865.1
Less: inventory reserves	(111.9)	(102.3)
	$790.0	$762.8

8. Goodwill and Intangible Assets

Goodwill

Goodwill balances, by segment, consist of the following:

	Aerospace & Defense	Industrial	Total
March 28, 2026	$327.1	$1,676.3	$2,003.4
Acquisition(1)	—	7.3	7.3
Currency translation adjustments	—	(1.2)	(1.2)
September 26, 2026	$327.1	$1,682.4	$2,009.5

(1)	Goodwill associated with the acquisition of PSC Couplings as discussed further in Note 14.

Intangible Assets

	Weighted Average	September 26, 2026		March 28, 2026
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product approvals	24	$50.7	$25.0	$50.7	$24.1
Customer relationships and lists(1)	24	1,387.0	301.9	1,378.9	272.8
Trade names(1)	24	226.2	54.2	224.7	50.0
Patents and trademarks	15	10.3	7.1	10.3	6.9
Domain names	10	0.4	0.4	0.4	0.4
Internal-use software	3	26.7	15.2	25.3	12.8
Other(1)	4	39.6	12.5	38.3	7.7
		1,740.9	416.3	1,728.6	374.7
Non-amortizable repair station certifications	n/a	24.3	—	24.3	—
Total	23	$1,765.2	$416.3	$1,752.9	$374.7

(1)	Includes $8.6 of customer relationships, $1.5 of trade names and $1.2 of funded backlog resulting from the PSC Couplings acquisition.

Amortization expense for definite-lived intangible assets during the three-month periods ended September 26, 2026 and September 27, 2025 was $21.3 and $20.7, respectively. Amortization expense for definite-lived intangible assets during the six-month periods ended September 26, 2026 and September 27, 2025 was $42.3 and $38.6, respectively. These amounts are included in other, net on the Company’s consolidated statements of operations. Estimated amortization expense for the remainder of fiscal 2027 and for the five succeeding fiscal years and thereafter is as follows:

Remainder of Fiscal 2027	$42.4
Fiscal 2028	82.7
Fiscal 2029	80.2
Fiscal 2030	74.0
Fiscal 2031	70.3
Fiscal 2032	70.3
Fiscal 2033 and thereafter	904.7

9. Accrued Expenses and Other Current Liabilities

The significant components of accrued expenses and other current liabilities are as follows:

	September 26, 2026	March 28, 2026
Employee compensation and related benefits	$64.9	$62.6
Taxes	8.9	9.3
Contract liabilities	73.4	59.3
Accrued rebates	43.2	40.7
Workers compensation and insurance	0.8	0.9
Current finance lease liabilities	5.5	5.6
Interest	10.8	10.3
Legal	2.8	3.8
Cross currency swap fair value	4.8	—
Returns and warranties	10.0	9.6
Other	10.3	12.6
	$235.4	$214.7

10. Debt

Domestic Credit Facility

In fiscal 2022, RBC Bearings Incorporated, our top holding company, and our Roller Bearing Company of America, Inc. subsidiary (“RBCA”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), and the other lenders party thereto. The Credit Agreement provides the Company with (a) a $1,300.0 term loan (the “Term Loan”), which was used to fund a portion of the cash purchase price for the acquisition of Dodge Industrial and to pay related fees and expenses, and (b) a $500.0 revolving credit facility (the “Revolving Credit Facility”).

During the quarter ended September 26, 2026, the Term Loan was fully repaid and the debt issuance costs associated with the Term Loan were fully amortized.

Amounts outstanding under the Revolving Credit Facility generally bear interest, at the Company’s option, at either (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR (as defined in the Credit Agreement based on SOFR, the secured overnight financing rate administered by the Federal Reserve Bank of New York) plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75% depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA (as defined in the Credit Agreement) from time to time. The Revolving Credit Facility is subject to a SOFR floor of 0.00%. As of September 26, 2026, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

Originally the Revolving Credit Facility was to expire in November 2026 but on October 28, 2025, the Credit Agreement was amended to, among other things, (i) extend the expiration date to October 2030, (ii) eliminate the minimum interest coverage ratio covenant from the Credit Agreement, and (iii) reduce the margin cap within the pricing grid on Term SOFR-based loans from 2.00% to 1.75%. All amounts outstanding under the Revolving Credit Facility will be payable on its expiration date.

New debt issuance costs in connection with the amendment totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 of debt issuance costs will be amortized through the new term of October 2030. As of September 26, 2026, there were $2.0 of unamortized debt issuance costs associated with the Revolving Credit Facility.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of September 26, 2026, the Company was in compliance with all debt covenants.

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

As of September 26, 2026, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of September 26, 2026.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.9) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of September 26, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In April 2026, Schaublin, entered into a CHF 9.8 (approximately $11.9) secured credit line agreement with UBS Switzerland AG, and on April 27, 2026, Schaublin borrowed CHF 6.7 (approximately $8.3) to finance the expansion of a facility in Poland. The line has an annual fixed interest rate of 2.00% and expires in April 2036, at which time all outstanding amounts will be due.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5).

The balances payable under all our borrowing facilities are as follows:

	September 26, 2026	March 28, 2026
Revolving and term loan facilities	$208.1	$373.0
Senior notes	500.0	500.0
Debt issuance costs	(5.3)	(7.0)
Other	7.7	9.5
Total debt	710.5	875.5
Less: current portion	0.7	173.8
Long-term debt	$709.8	$701.7

Contractual maturities of debt, as of September 26, 2026 are as follows:

2027	$0.4
2028	0.7
2029	0.7
2030	500.7
2031	200.7
2032 and thereafter	12.6

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

The effective income tax rates for the three-month periods ended September 26, 2026 and September 27, 2025, were 23.4% and 28.0% respectively. In addition to discrete items mentioned below, the effective income tax rates for both these periods were different from the U.S. statutory rates due to the foreign-derived deduction eligible income (FDDEI, formerly known as foreign-derived intangible income or FDII) provision and U.S. credit for increasing research activities, which decreased the rates, and state income taxes, foreign income taxes, and nondeductible compensation, which increased the rates.

The effective income tax rate for the three-month period ended September 26, 2026 of 23.4% included $0.5 of discrete tax benefits associated with stock-based compensation partially offset by $0.4 of expense related to other items. The effective income tax rate without discrete items for the three-month period ended September 26, 2026 would have been 23.5%. The effective income tax rate for the three-month period ended September 27, 2025 of 28.0% included $0.3 of discrete tax benefits associated with stock-based compensation partially offset by $2.4 of other items including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the three-month period ended September 27, 2025 would have been 25.6%. The Company believes it is reasonably possible that some of its unrecognized tax positions may be effectively settled within the next 12 months due to the closing of audits and the statute of limitations expiring in various jurisdictions. The decrease in the Company’s unrecognized tax positions, pertaining primarily to federal and state credits and state tax, is estimated to be approximately $2.0, excluding interest and penalties.

The effective income tax rate for the six-month period ended September 26, 2026 was 22.7% compared to 24.9% for the six-month period ended September 27, 2025. The effective income tax rate for the six-month period ended September 26, 2026 of 22.7% included $1.9 of discrete tax benefits associated with stock-based compensation partially offset by $0.3 of other discrete tax expenses. The effective income tax rate without discrete items for the six-month period ended September 26, 2026 would have been 23.4%. The effective income tax rate for the six-month period ended September 27, 2025 of 24.9% included $2.6 of discrete tax benefits associated with stock-based compensation offset by $3.6 of other discrete tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the six-month period ended September 27, 2025 would have been 24.3%.

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

12. Reportable Segments

The Company operates through two operating segments and reports its financial results based on how its chief operating decision maker (CODM) makes operating decisions, assesses the performance of the business, and allocates resources. Our operating segments are our reportable segments. These reportable segments are Aerospace & Defense and Industrial and are described below.

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

Industrial. This segment represents the end markets for the Company’s highly engineered bearings and precision components used in various industrial applications including construction, forestry, energy, aggregate & cement, food & beverage, grain & agricultural, metals & mining, chemicals, oil & gas, warehousing & logistics, manufacturing, semiconductor equipment, power generation, waste & water management, and rail & transportation. Our products target market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

The Company’s CODM is the President and Chief Executive Officer. The CODM uses segment gross margin as the primary measurement of profitability. Throughout the year, the CODM considers budget-to-actual variances and historical trends for gross margin when making decisions about allocating capital to segments.

The accounting policies of the reportable segments are the same as those described in Note 2 of our Annual Report. Segment performance is evaluated based on segment net sales and gross margin. Where not separately disclosed, corporate costs are allocated to each segment. Identifiable assets by reportable segment consist of those predominantly identified with the segment’s operations.

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net External Sales:
Aerospace & Defense	$230.2	$198.8	$455.6	$363.4
Industrial	294.4	256.5	588.5	527.9
	$524.6	$455.3	$1,044.1	$891.3
Cost of Sales:
Aerospace & Defense	$133.1	$121.9	$258.3	$216.3
Industrial	152.5	132.8	299.0	279.2
	$285.6	$254.7	$557.3	$495.5
Gross Margin:
Aerospace & Defense	$97.1	$76.9	$197.3	$147.1
Industrial	141.9	123.7	289.5	248.7
	$239.0	$200.6	$486.8	$395.8
Reconciliation of gross margin to income before income taxes:
Selling, general and administrative	$(83.4)	$(77.4)	$(169.2)	$(151.3)
Other, net	(24.0)	(25.4)	(45.2)	(45.6)
Interest expense, net	(9.3)	(13.4)	(19.4)	(25.6)
Other non-operating income / (expense)	0.2	(1.0)	(0.3)	(2.2)
Income before income taxes	$122.5	$83.4	$252.7	$171.1

Capital Expenditures:
Aerospace & Defense	$15.5	$8.7	$30.1	$15.3
Industrial	4.7	5.4	12.4	10.0
Corporate	0.5	2.6	3.1	7.1
	$20.7	$16.7	$45.6	$32.4
Depreciation & Amortization:
Aerospace & Defense	$10.0	$8.6	$19.8	$14.2
Industrial	22.1	22.5	43.7	45.0
Corporate	2.0	1.8	3.9	3.3
	$34.1	$32.9	$67.4	$62.5
Geographic External Sales:
Domestic	$470.4	$406.2	$937.4	$794.7
Foreign(1)	54.2	49.1	106.7	96.6
	$524.6	$455.3	$1,044.1	$891.3

	September 26, 2026	March 28, 2026
Total Assets:
Aerospace & Defense	$1,526.1	$1,470.7
Industrial	3,554.8	3,558.3
Corporate	109.3	93.7
	$5,190.3	$5,122.7
Geographic Long-Lived Assets:
Domestic	$410.2	$402.3
Foreign(2)	90.4	85.4
	$500.6	$487.7

(1)	Primarily attributable to Switzerland and Canada.

(2)	Primarily attributable to Switzerland, Mexico, and Poland.

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

On August 12, 2024, the Company entered into a three-year cross currency swap (the “Cross Currency Swap”) with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The fair value of the Cross Currency Swap has been disclosed in Note 6. The accumulated other comprehensive income/(loss) derivative component balance, net of taxes, was a loss of $3.7 and $6.0 at September 26, 2026 and March 28, 2026, respectively. The increase in the fair value of the Cross Currency Swap is primarily due to the strengthening of the U.S. dollar compared to the Swiss franc during the six-month period ended September 26, 2026.

14. PSC Couplings Acquisition

On August 10, 2026, RBC through its Dodge Industrial subsidiary acquired the business assets of PSC Couplings, LLC for a cash purchase price of $24.2. The Company accounted for the transaction as a business combination for accounting purposes. For federal income tax purposes, the Company made a Section 338(h)(10) election that will result in certain tax benefits in the future. The PSC business, which is based in Richfield, Wisconsin, manufactures high quality, standard and custom disc couplings for a variety of industrial applications that demand a high level of reliability and performance. This acquisition further expands our mechanical power transmission product portfolio with disc couplings, broadens our geographic and customer reach and strengthens our overall market presence.

The preliminary purchase price allocation is as follows: $1.9 of accounts receivable, $3.5 of inventory, $0.6 of fixed assets, $0.6 of operating lease assets, $11.3 of intangible assets, $0.3 of accounts payable, $0.6 of operating lease liabilities and $0.1 of accrued expenses. Goodwill of $7.3 resulting from the purchase price allocation is not deductible for tax purposes and is subject to change pending a final valuation of the assets and liabilities. The PSC business is included in the Industrial segment.

The goodwill associated with this acquisition is the result of expected synergies from combining operations of the acquired business with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $11.3 was determined using the income approach and consists primarily of customer relationships, funded backlog, and a trade name. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and funded backlog, and the relief-from-royalty method was utilized for the trade name. The fair value of these intangible assets is being amortized on a straight-line basis between 2 and 11 years.

15. Subsequent Events

Since September 26, 2026, the Company paid down $45.0 on the Revolving Credit Facility, reducing the outstanding balance to $155.0.

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation: (a) the bearing and engineered products industries are highly competitive, and this competition could reduce our profitability or limit our ability to grow; (b) the loss of a major customer, or a material adverse change in a major customer’s business, could result in a material reduction in our revenues, cash flows and profitability; (c) weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could materially reduce our revenues, cash flows and profitability; (d) future reductions or changes in U.S. government spending could negatively affect our business; (e) fluctuating supply and costs of subcomponents, raw materials and energy resources, could materially reduce our revenues, cash flows and profitability; (f) our results could be impacted by U.S. governmental trade policies and tariffs relating to the components and supplies we import from foreign vendors and foreign governmental trade policies and tariffs relating to our finished goods exported to other countries; (g) some of our products are subject to certain approvals and government regulations and the loss of such approvals, or our failure to comply with such regulations, could materially reduce our revenues, cash flows and profitability; (h) the retirement of commercial aircraft could reduce our revenues, cash flows and profitability; (i) work stoppages and other labor problems could materially reduce our ability to operate our business; (j) unexpected equipment failures, catastrophic events or capacity constraints could increase our costs and reduce our sales due to production curtailments or shutdowns; (k) we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; (l) businesses that we have acquired or that we may acquire in the future may have liabilities that are not known to us; (m) goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill and indefinite-lived intangibles have become impaired in the future, our results of operations and financial condition in such years may be materially and adversely affected; (n) we depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects; (o) our international operations are subject to risks inherent in such activities; (p) currency translation risks may have a material impact on our results of operations; (q) we may incur material losses for product liability and recall-related claims; (r) our intellectual property and proprietary information are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties; (s) cancellation of orders in our backlog could negatively impact our revenues, cash flows and profitability; (t) our failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of our common stock; (u) risks associated with utilizing information technology systems could adversely affect our operations; (v) our quarterly performance can be affected by the timing of government product inspections and approvals; (w) we incurred substantial debt in order to complete the Dodge and VACCO acquisitions, which could constrain our business and exposes us to the risk of defaults under our debt instruments; (x) increases in interest rates would increase the cost of servicing the Revolving Credit Facility and could reduce our profitability; and (y) fluctuations in interest rates and foreign exchange rates could impact future earnings and cash flows related to our Cross Currency Swap. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, without limitation, the risks identified under the heading “Risk Factors” set forth in our Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not intend, and undertake no obligation, to update or alter any forward-looking statement.

The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, that appears elsewhere in this Quarterly Report.

Overview

We are a leading international manufacturer of highly engineered precision bearings, components and essential systems for the industrial, aerospace and defense markets. Our precision solutions are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission, and reduce damage and energy loss caused by friction. While we manufacture products in all major bearing categories, we focus primarily on the higher end of the bearing market where we believe our value-added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and enhance profitability. We believe our unique expertise has enabled us to garner leading positions in many of the product markets in which we primarily compete. With 67 facilities in 11 countries, of which 45 are manufacturing facilities, we have been able to significantly broaden our end markets, products, customer base and geographic reach. We have a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal 2027 will have 53 weeks and fiscal 2026 had 52 weeks. Both the second quarter of fiscal 2027 and the second quarter of fiscal 2026 had 13 weeks.

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

We have demonstrated expertise in acquiring and integrating bearing and precision engineered component manufacturers that have complementary products or distribution channels and have provided significant margin enhancement. We have consistently increased the profitability of acquired businesses through a process of methods and systems improvement coupled with the introduction of complementary and proprietary new products. Since 1992 we have completed 31 acquisitions, including PSC, which we acquired on August 10, 2026. These acquisitions have broadened our end markets, products, customer base and geographic reach.

Outlook

Our net sales for the three-month period ended September 26, 2026 increased 15.2% compared to the same period last fiscal year. The increase in net sales was a result of a 15.8% increase in our Aerospace & Defense segment and a 14.8% increase in our Industrial segment, including approximately $2.0 of net sales from PSC. Backlog as of September 26, 2026, was $2.4 billion compared to $2.3 billion as of March 28, 2026 and $1.6 billion as of September 27, 2025.

We are continuing to see the expansion of the commercial aerospace business, which experienced a 17.4% increase in net sales for the three-month period ended September 26, 2026 versus the same period last fiscal year. We anticipate this growth to continue through the rest of the current fiscal year and beyond. Orders have continued to grow as evidenced by the increase in our backlog since this time last year. Defense sales, which represented approximately 40.8% of segment sales during the quarter, were up 13.6% quarter over quarter. We expect this growth to continue throughout the current fiscal year and beyond as we are increasing capacity to fulfill the substantial number of defense orders in our backlog. Our Industrial business continued to demonstrate strength across most major end markets, notably including semiconductor equipment, grain, aggregate & cement, mining & metals, and food & beverage.

The Company expects net sales to be approximately $520.0 to $525.0 in the third quarter of fiscal 2027, an increase of 12.7% to 13.7% compared to the third quarter of fiscal 2026. Gross margin is expected to be in the range of 45.5% to 45.75% and SG&A as a percentage of net sales is expected to be in the range of 16.25% to 16.5%.

We believe that operating cash flows and available credit under the Revolving Credit Facility will provide adequate resources to fund internal growth initiatives for the foreseeable future, including at least the next 12 months. As of September 26, 2026, we had cash of $89.3, of which approximately $47.5 was cash held by our foreign operations.

Results of Operations

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Total net sales	$524.6	$455.3	$69.3	15.2%

Net income	$93.8	$60.0	$33.8	56.3%

Net income per share: diluted	$2.96	$1.90
Weighted average common shares: diluted	31,715,555	31,615,328

Our net sales for the three-month period ended September 26, 2026 increased $69.3, or 15.2%, compared to the same period last fiscal year. The increase in net sales is attributable to increased volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Net sales in our Industrial segment increased 14.8% quarter over quarter, including approximately $2.0 of net sales from PSC, which was acquired on August 10, 2026. Growth was solid across our core industries. Some standouts were semiconductor equipment, grain, aggregate & cement, mining & metals, and food & beverage. Net sales in our Aerospace & Defense segment increased 15.8% quarter over quarter. This was supported by defense sales, which were up 13.6% compared to the same period in the prior fiscal year, driven by marine and spares. Commercial OEM and aftermarket sales increased 17.4% compared to the same period in the prior fiscal year. The increase in aerospace sales reflected growth in orders from large OEMs as build rates escalated, as well as expansion in the aftermarket. Space sales continued to grow due to demand from OEMs, increasing to approximately $21.9 in the second quarter of fiscal 2027 compared to approximately $18.9  for the same period in the prior fiscal year.

Net income for the second quarter of fiscal 2027 was $93.8 compared to $60.0 for the same period last fiscal year.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Total net sales	$1,044.1	$891.3	$152.8	17.1%

Net income	$195.3	$128.5	$66.8	52.0%

Net income per share: diluted	$6.16	$4.07
Weighted average common shares: diluted	31,715,125	31,585,721

Our net sales for the six-month period ended September 26, 2026 increased 17.1% compared to the same period last fiscal year. The increase in net sales is attributable to increased volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Net sales in our Industrial segment increased 11.5% compared to the prior fiscal year, including approximately $2.0 of net sales from PSC. Net sales to aggregate & cement, mining & metals, grain, semiconductor equipment, food & beverage, power generation, warehousing, and parcel & baggage end markets increased over the prior period. Net sales in our Aerospace & Defense segment increased 25.4% year over year, including approximately $59.9 of net sales from VACCO, which was acquired on July 18, 2025. The increase in sales was led by defense sales, which were up 34.6% compared to the same period in the prior fiscal year, driven by marine from VACCO and spares. Commercial sales increased 19.5% compared to the same period in the prior fiscal year. The increase in commercial aerospace sales reflected growth in orders from large OEMs as build rates escalated. Space sales increased to approximately $47.0 in the first six months of fiscal 2027 compared to approximately $26.4 for the same period in the prior year.

Net income for the six months ended September 26, 2026 was $195.3 compared to $128.5 for the same period last fiscal year.

Gross Margin

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Gross Margin	$239.0	$200.6	$38.4	19.1%
% of net sales	45.6%	44.1%

Gross margin remained strong at 45.6% of net sales for the second quarter of fiscal 2027 compared to 44.1% for the second quarter of fiscal 2026. This margin improvement was driven by continued operational excellence across all of our business segments as they were able to push high volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Gross margin for the second quarter of fiscal 2027 was favorably impacted by $1.7 million of tariff refunds. Gross margin for the second quarter of fiscal 2026 included $0.4 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $3.3 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Gross Margin	$486.8	$395.8	$91.0	23.0%
% of net sales	46.6%	44.4%

Gross margin remained strong at 46.6% of net sales for the six months ended September 26, 2026 compared to 44.4% for the same period last fiscal year. This margin improvement was driven by continued operational excellence across all of our business segments as they were able to push high volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Gross margin for the first six months of fiscal 2027 was favorably impacted by $6.9 million of tariff refunds. Gross margin in fiscal 2026 was impacted by $3.3 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants and $3.3 of unfavorable purchase accounting adjustments associated with the VACCO acquisition.

Selling, General and Administrative

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

SG&A	$83.4	$77.4	$6.0	7.8%
% of net sales	15.9%	17.0%

SG&A for the second quarter of fiscal 2027 was $83.4, or 15.9% of net sales, as compared to $77.4, or 17.0% of net sales, for the same period of fiscal 2026. The increase in SG&A was primarily driven by personnel costs.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

SG&A	$169.2	$151.3	$17.9	11.8%
% of net sales	16.2%	17.0%

SG&A for the six months ended September 26, 2026 was $169.2, or 16.2% of net sales, as compared to $151.3, or 17.0% of net sales, for the same period of fiscal 2026. The increase in SG&A was primarily driven by increased personnel costs.

Other, Net

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Other, net	$24.0	$25.4	$(1.4)	(5.5)%
% of net sales	4.6%	5.6%

Other operating expenses for the second quarter of fiscal 2027 totaled $24.0 compared to $25.4 for the same period last fiscal year. For the second quarter of fiscal 2027, other operating expenses consisted of $21.3 of amortization of intangible assets, $1.1 of restructuring costs and $1.6 of other items. For the second quarter of fiscal 2026, other operating expenses included $20.7 of amortization of intangible assets, $2.6 of restructuring costs, $0.9 of acquisition costs and $1.2 of other expense items.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Other, net	$45.2	$45.6	$(0.4)	(0.9)%
% of net sales	4.3%	5.1%

Other operating expenses for the first six months of fiscal 2027 totaled $45.2 compared to $45.6 for the same period last fiscal year. For the first six months of fiscal 2027, other operating expenses were comprised primarily of $42.3 of amortization of intangible assets, $1.5 of restructuring costs and $1.4 of other items. For the first six months of fiscal 2026, other operating expenses were comprised primarily of $38.6 of amortization of intangible assets, $3.8 of restructuring costs, $1.0 of acquisition costs and $2.2 of other items.

Interest Expense, Net

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Interest expense, net	$9.3	$13.4	$(4.1)	(30.6)%
% of net sales	1.8%	2.9%

Interest expense, net, consists of interest charged on the Company’s debt agreements and amortization of deferred financing fees, offset by interest income (see “Liquidity and Capital Resources” below). Interest expense, net, was $9.3 for the second quarter of fiscal 2027 compared to $13.4 for the same period last fiscal year. The decrease in interest expense between the periods was due to the reduction of the principal balance on the Term Loan and lower interest rates. See “Liquidity and Capital Resources – Liquidity” for more information about the Term Loan, the Revolving Credit Facility, and the Cross Currency Swap.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Interest expense, net	$19.4	$25.6	$(6.2)	(24.2)%
% of net sales	1.9%	2.9%

Interest expense, net, was $19.4 for the first six months of fiscal 2027 compared to $25.6 for the same period last fiscal year. The decrease in interest expense between the periods was due to the reduction of the principal balance on the Term Loan and lower interest rates.

Other Non-Operating (Income) / Expense

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Other non-operating (income) / expense	$(0.2)	$1.0	$(1.2)	(120.0)%
% of net sales	(0.0)%	0.2%

Other non-operating income was $0.2 for the second quarter of fiscal 2027 compared to other non-operating expense of $1.0 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Other non-operating expense	$0.3	$2.2	$(1.9)	(86.4)%
% of net sales	0.0%	0.2%

Other non-operating expenses were $0.3 for the first six months of fiscal 2027 compared to $2.2 for the same period in the prior fiscal year and consisted primarily of post-retirement benefit costs and foreign exchange gains and losses.

Income Taxes

	Three Months Ended
	September 26, 2026	September 27, 2025

Income tax expense	$28.7	$23.4
Effective tax rate	23.4%	28.0%

Income tax expense for the three-month period ended September 26, 2026 was $28.7 compared to $23.4 for the three-month period ended September 27, 2025. Our effective income tax rate for the three-month period ended September 26, 2026 was 23.4% compared to 28.0% for the three-month period ended September 27, 2025. The effective income tax rate for the three-month period ended September 26, 2026 of 23.4% included $0.5 of discrete tax benefits associated with stock-based compensation partially offset by $0.4 of expense related to other items. The effective income tax rate without discrete items for the three-month period ended September 26, 2026 would have been 23.5%. The effective income tax rate for the three-month period ended September 27, 2025 of 28.0% included $0.3 of tax benefits associated with stock-based compensation offset by $2.4 of other items, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the three-month period ended September 27, 2025 would have been 25.6%.

	Six Months Ended
	September 26, 2026	September 27, 2025

Income tax expense	$57.4	$42.6
Effective tax rate	22.7%	24.9%

Income tax expense for the six-month period ended September 26, 2026 was $57.4 compared to $42.6 for the six-month period ended September 27, 2025. Our effective income tax rate for the six-month period ended September 26, 2026 was 22.7% compared to 24.9% for the six-month period ended September 27, 2025. The effective income tax rate for the six-month period ended September 26, 2026 of 22.7% included $1.9 of tax benefits associated with stock-based compensation partially offset by $0.3 of other discrete tax expenses. The effective income tax rate without discrete items for the six-month period ended September 26, 2026 would have been 23.4%. The effective income tax rate for the six-month period ended September 27, 2025 of 24.9% included $2.6 of tax benefits associated with stock-based compensation offset by $3.6 of other tax expenses, including a $2.3 change to deferred taxes related to the acquisition of VACCO. The effective income tax rate without discrete items for the six-month period ended September 27, 2025 would have been 24.3%.

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

Aerospace & Defense Segment

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Total net sales	$230.2	$198.8	$31.4	15.8%

Gross margin	$97.1	$76.9	$20.2	26.3%
% of segment net sales	42.2%	38.7%

SG&A	$16.0	$14.4	$1.6	11.1%
% of segment net sales	7.0%	7.2%

Net sales increased $31.4, or 15.8% for the three months ended September 26, 2026 compared to the same period last fiscal year. The increase in net sales is attributable to increased volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Our commercial aerospace markets, which consisted of $114.9 of OEM net sales and $21.5 of distribution and aftermarket net sales, increased by 17.4% compared to fiscal 2026 when OEM net sales were $96.5 and distribution and aftermarket net sales were $19.7. The OEM markets have continued to improve as build rates have steadily increased over the last several months. Our defense markets, which consisted of $67.5 of OEM net sales and $26.3 of distribution and aftermarket net sales, increased by 13.6% compared to fiscal 2026 when OEM net sales were $62.5 and distribution and aftermarket net sales were $20.1. The increase in defense net sales was driven by military aircraft and reflects continued growth in demand which is evident by our growing backlog. VACCO contributed $26.6 of net sales to the Aerospace & Defense segment in the second quarter of fiscal 2027 compared to $24.7 in the prior year.

Gross margin as a percentage of segment net sales was 42.2% for the second quarter of fiscal 2027 compared to 38.7% for the same period last fiscal year. The increase in gross margin as a percentage of net sales was primarily driven by efficiencies achieved at the plants in part due to increased sales volumes and favorable product mix. Gross margin for the second quarter of fiscal 2026 was unfavorably impacted by a $3.3 purchase accounting adjustment related to the VACCO acquisition.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Total net sales	$455.6	$363.4	$92.2	25.4%

Gross margin	$197.3	$147.1	$50.2	34.1%
% of segment net sales	43.3%	40.5%

SG&A	$32.3	$26.4	$5.9	22.3%
% of segment net sales	7.1%	7.3%

Net sales increased $92.2, or 25.4% for the first six months of fiscal 2027 compared to the same period last fiscal year. The increase in net sales is attributable to increased volumes through the plants, coupled with favorable contract renewals and related inflationary adjustments. Our commercial aerospace markets, which consisted of $223.6 of OEM net sales and $42.7 of distribution and aftermarket sales, increased by 19.5% compared to fiscal 2026 when OEM net sales were $180.1 and distribution and aftermarket net sales were $42.7. The OEM market has continued to improve as build rates have steadily increased over the last several months. Our defense markets, which consisted of $137.8 of OEM net sales and $51.5 of distribution and aftermarket net sales, increased by 34.6% compared to fiscal 2026 when OEM net sales were $103.1 and distribution and aftermarket net sales were $37.5. The increase in defense net sales was driven by marine and spares and reflects continued growth in demand which is evident by our growing backlog. VACCO contributed $59.9 of net sales to the Aerospace & Defense segment for the first six months of fiscal 2027 compared to $24.7 in the prior year.

Gross margin for the first six months of fiscal 2027 was 43.3% of net sales compared to 40.5% in the same period last fiscal year. Gross margin for the six months ended September 27, 2025 was unfavorably impacted by a $3.3 purchase accounting adjustment related to the VACCO acquisition.

Industrial Segment

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Total net sales	$294.4	$256.5	$37.9	14.8%

Gross margin	$141.9	$123.7	$18.2	14.7%
% of segment net sales	48.2%	48.2%

SG&A	$37.4	$34.1	$3.3	9.7%
% of segment net sales	12.7%	13.3%

Net sales increased $37.9, or 14.8%, for the three months ended September 26, 2026 compared to the same period last fiscal year. The increase in net sales reflects higher volumes through our plants and improved net commercial realization, supported by inflationary market adjustments and favorable competitive dynamics. We saw improvements in nearly all of our end markets, including semiconductor equipment, grain, food & beverage, aggregate & cement and mining & metals. Industrial OEM net sales were $97.8 and $78.7 for the three month periods ended September 26, 2026 and September 27, 2025, respectively. Industrial net sales to distribution and the aftermarket were $196.6 and $177.8 for the three month periods ended September 26, 2026 and September 27, 2025, respectively. Net sales for the three months ended September 26, 2026 included $2.0 of net sales from PSC. VACCO contributed $0.5 of net sales to the Industrial segment in the second quarter of fiscal 2027 compared to $0.0 in the prior year.

Gross margin for the three months ended September 26, 2026 was 48.2% of net sales, compared to 48.2% in the comparable period in fiscal 2026. Gross margin for the three months ended September 27, 2025 was impacted by $0.4 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

Total net sales	$588.5	$527.9	$60.6	11.5%

Gross margin	$289.5	$248.7	$40.8	16.4%
% of segment net sales	49.2%	47.1%

SG&A	$74.1	$68.7	$5.4	7.9%
% of segment net sales	12.6%	13.0%

Net sales increased $60.6, or 11.5%, for the first six months of fiscal 2027 compared to the same period last fiscal year. The increase in net sales reflects higher volumes through our plants and improved net commercial realization, supported by inflationary market adjustments and favorable competitive dynamics. We saw strength in most of our end markets, including mining & metals, aggregate & cement, logistics & warehousing, grain, semiconductor equipment, food & beverage, oil & gas and power generation. Industrial OEM net sales were $193.1 and $157.2 for the six month periods ended September 26, 2026 and September 27, 2025, respectively. Industrial net sales to distribution and the aftermarket were $395.4 and $370.7 for the six month periods ended September 26, 2026 and September 27, 2025, respectively. Net sales for the six months ended September 26, 2026 included $2.0 of net sales from PSC. VACCO contributed $1.6 of net sales to the Industrial segment in the second quarter of fiscal 2027 compared to $0.0 in the prior year.

Gross margin for the first six months of fiscal 2027 was 49.2% of net sales, compared to 47.1% in the same period last fiscal year. Gross margin for the six months ended September 27, 2025 was impacted by $3.3 in restructuring costs related to inventory rationalization efforts at one of our manufacturing plants.

Corporate

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

SG&A	$30.0	$28.9	$1.1	3.8%
% of total net sales	5.7%	6.3%

Corporate SG&A was $30.0, or 5.7% of net sales, for the second quarter of fiscal 2027 compared to $28.9, or 6.3% of net sales, for the same period last fiscal year. The quarter-over-quarter increase was primarily due to an increase in personnel costs.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

SG&A	$62.8	$56.2	$6.6	11.7%
% of total net sales	6.0%	6.3%

Corporate SG&A increased $6.6 for the first six months of fiscal 2027 compared to the same period last fiscal year due to increases in personnel costs and stock compensation costs, partially offset by a reduction in professional fees.

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

Our ability to meet future working capital, capital expenditure, and debt service requirements will depend on our future financial performance, which could be affected by a range of economic, competitive and business factors, many of which are outside of our control. These include interest rates, cyclical changes in our end markets, the imposition of trade tariffs, increased prices for steel and other supplies, and our ability to pass through tariffs and price increases on a timely basis. In addition, future acquisitions could have a significant impact on our liquidity position and our need for additional funds.

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

Liquidity

As of September 26, 2026, we had cash of $89.3, of which approximately $47.5 was cash held by our foreign operations. We expect that our undistributed foreign earnings will be re-invested indefinitely for working capital, internal growth, and acquisitions for and by our foreign subsidiaries with the exception of our Canadian operations. As discussed in further detail below, we also have the ability to borrow money from our existing credit facilities.

Domestic Credit Facility

The Credit Agreement, which was entered into in fiscal 2022 and amended in fiscal 2023 and again on October 28, 2025, provides the Company with (a) the $1,300.0 Term Loan, which was used to fund a portion of the purchase price for the acquisition of Dodge and to pay related fees and expenses, and (b) the $500.0 Revolving Credit Facility. The Term Loan was repaid during the quarter ended September 26, 2026 and all related debt issuance costs were fully amortized.

Amounts outstanding under the Revolving Credit Facility generally bear interest, at the Company’s option, at either (a) a base rate determined by reference to the higher of (i) Wells Fargo’s prime lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR plus 1.00% or (b) Term SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 0.75% to a cap of 1.75%, depending on the Company’s consolidated ratio of total net debt to consolidated EBITDA. The Revolving Credit Facility is subject to a SOFR floor of 0.00%. As of September 26, 2026, the Company’s margin was 0.75% for SOFR loans, the commitment fee rate was 0.175%, and the letter of credit fee rate was 0.75%.

Originally the Revolving Credit Facility was to expire in November 2026 but on October 28, 2025, the Credit Agreement was amended to, among other things, (i) extend the expiration date to October 2030, (ii) eliminate the minimum interest coverage ratio covenant from the Credit Agreement, and (iii) reduce the margin cap within the pricing grid on Term SOFR-based loans from 2.00% to 1.75%. All amounts outstanding under the Revolving Credit Facility will be payable on its expiration date.

New debt issuance costs in connection with the amendment totaled $1.8. Additionally, $0.6 of previously unamortized debt issuance costs associated with the Revolving Credit Facility will now be associated with the new arrangement. The total of $2.4 of debt issuance costs will be amortized through the new term of October 2030. As of September 26, 2026, there were $2.0 of unamortized debt issuance costs associated with the Revolving Credit Facility.

The Credit Agreement requires the Company to comply with various covenants, including a maximum Total Net Leverage Ratio (as defined within the Credit Agreement) of 4.50:1.00 (provided that such maximum ratio may be increased by the Company to 0.50:1.00 for a period of 12 months after the consummation of a material acquisition (provided that there may be only one such increase in effect at any one time)). As of September 26, 2026 the Company was in compliance with all debt covenants.

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

As of September 26, 2026, $200.0 was outstanding under the Revolving Credit Facility (used to fund a portion of the purchase price for VACCO), and $3.7 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain insurance programs. The Company had the ability to borrow an additional $296.3 under the Revolving Credit Facility as of September 26, 2026. Since September 26, 2026, the Company has paid $45.0 on the Revolving Credit Facility, reducing the outstanding balance to $155.0.

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

Foreign Borrowing Arrangements

One of our foreign subsidiaries, Schaublin SA, has a CHF 5.0 (approximately $5.9) credit line with Credit Suisse (Switzerland) Ltd. to provide future working capital, if necessary. As of September 26, 2026, $0.1 was being utilized to provide a bank guarantee. Fees associated with this credit line are nominal.

In April 2026, Schaublin, entered into a CHF 9.8 (approximately $11.9) secured credit line agreement with UBS Switzerland AG, and on April 27, 2026, Schaublin borrowed CHF 6.7 (approximately $8.3) to finance the expansion of a facility in Poland. The line has an annual fixed interest rate of 2.00% and expires in April 2036, at which time all outstanding amounts will be due.

In July 2024, Swiss Tool Systems, one of our foreign subsidiaries, purchased the building where it operates for CHF 7.1 (approximately $8.4) and took out a 10-year, 2.9% fixed-rate mortgage on the building for CHF 4.0 (approximately $4.5).

Cross Currency Swap

The Company is exposed to foreign exchange rate fluctuations as some of our subsidiaries operate in various countries.

On August 12, 2024, the Company entered into the Cross Currency Swap with a third-party financial counterparty. The objective of the Cross Currency Swap is to economically hedge the Company’s net investment in its lower-tier European subsidiary, Schaublin, against adverse changes in the Swiss franc/U.S. dollar exchange rate. The Cross Currency Swap is based upon a net investment of CHF 69.4 ($80.0) notional amount with a three-year maturity date. RBC receives a fixed U.S. dollar amount on a month-to-month basis based upon a fixed annual rate of 2.77% of the notional amount. At maturity, RBC will net-settle the principal of the Cross Currency Swap in cash with the counterparty. The Cross Currency Swap has been designated as a net investment hedge on an after-tax basis.

Cash Flows

Six-month Period Ended September 26, 2026 Compared to the Six-month Period Ended September 27, 2025

The following table summarizes our cash flow activities:

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change
Net cash provided by/(used in):
Operating activities	$278.2	$208.4	$69.8
Investing activities	(69.6)	(307.4)	237.8
Financing activities	(176.4)	154.0	(330.4)
Effect of exchange rate changes on cash	(0.2)	(0.6)	0.4
Increase/(decrease) in cash	$32.0	$54.4	$(22.4)

During the first six months of fiscal 2027, we generated cash of $278.2 from operating activities compared to $208.4 during the same period of fiscal 2026. The increase of $69.8 was the result of an increase in net income of $66.8 and a favorable change in operating assets and liabilities of $9.5 partially offset by an unfavorable impact of non-cash activity of $6.5. The favorable change in operating assets and liabilities is detailed in the table below. The change in non-cash activity was driven by $4.9 more depreciation and amortization, $0.9 more stock-based compensation, $0.3 more noncash operating lease expense and $0.2 more deferred financing costs offset by a $9.3 decrease of deferred taxes, $3.4 less restructuring costs and $0.1 less asset dispositions.

The following table summarizes the impact on cash flow from operating assets and liabilities for the second quarter of fiscal 2027 versus the second quarter of fiscal 2026.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change
Cash provided by/(used in):
Accounts receivable	$7.7	$42.0	$(34.3)
Inventory	(25.1)	(48.2)	23.1
Prepaid expenses and other current assets	(11.3)	(7.3)	(4.0)
Other noncurrent assets	(13.4)	(7.7)	(5.7)
Accounts payable	7.2	(1.5)	8.7
Accrued expenses and other current liabilities	22.5	3.4	19.1
Other noncurrent liabilities	7.3	4.7	2.6
Total change in operating assets and liabilities:	$(5.1)	$(14.6)	$9.5

During the first six months of fiscal 2027, we used cash of $69.6 for investing activities as compared to $307.4 used in the first six months of fiscal 2026. This decrease in cash used was attributable to a $250.8 decrease in acquisition activity and $0.2 more proceeds from the sale of assets partially offset by $13.2 more capital expenditures.

During the first six months of fiscal 2027, cash used in financing activity was $176.4 compared to $154.0 of cash provided by financing activity in the first six months of fiscal 2026. This increase in cash used was primarily attributable to $191.7 less of proceeds received from revolving credit facilities, $128.0 more in payments made on the Term Loan, $17.0 less in exercises of stock-based awards, and $0.1 more in repayments of notes payable partially offset by $5.0 less of repayments of revolving credit facilities, $1.3 less repurchases of common stock and $0.1 less in principal payments on finance lease obligations.

Capital Expenditures

Our capital expenditures were $45.6 for the six-month period ended September 26, 2026 compared to $32.4 for the six-month period ended September 27, 2025. We expect that capital expenditures for fiscal 2027 will be between 4.0% to 4.5% of our net sales for the fiscal year. We expect to fund these capital expenditures principally through existing cash and internally generated funds. We may also make substantial additional capital expenditures in connection with acquisitions.

Obligations and Commitments

The Company’s fixed contractual obligations and commitments are primarily comprised of the Credit Agreement and the Senior Notes. We also have lease obligations which are materially consistent with what we disclosed in our Annual Report.

Other Matters

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in our Annual Report describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There were no significant changes in our critical accounting estimates during the second quarter of fiscal 2027.

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

Interest Rates. We currently have variable rate debt outstanding under the Revolving Credit Facility. We regularly evaluate the impact of interest rate changes on our net income and cash flow and take action to limit our exposure when appropriate.

Foreign Currency Exchange Rates. Our operations in the following countries utilize the following currencies as their functional currency:

●	Australia – Australian dollar	●	India – rupee
●	Canada – Canadian dollar	●	Mexico – peso
●	China – Chinese yuan	●	Poland – zloty
●	France and Germany – euro	●	Switzerland – Swiss franc
●	England – British pound

As a result, we are exposed to risk associated with fluctuating currency exchange rates between the U.S. dollar and these currencies. Foreign currency transaction gains and losses are included in earnings. Approximately 10% of our net sales were impacted by foreign currency fluctuations for both the three-month and six-month period ended September 26, 2026. Approximately 11% of our net sales were impacted by foreign currency fluctuations for both the three-month and six-month period ended September 27, 2025. For those countries outside the U.S. where we have sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our consolidated financial statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced net sales, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our consolidated financial statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2026, our disclosure controls and procedures were (1) designed to ensure that information relating to our Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules and forms of the SEC, and (2) effective, in that they provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first six months of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the second quarter of fiscal 2027, we did not issue any common stock that was not registered under the Securities Act of 1933.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Our repurchases of shares of our common stock for the three months ended September 26, 2026 are as follows:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Number of shares purchased as part of the publicly announced program(3)	Approximate dollar value of shares still available to be purchased under the program (in millions) (3)
06/28/2026 – 07/25/2026	421	$588.18	—	$100.0
07/26/2026 – 08/22/2026	720	557.25	—	100.0
08/23/2026 – 09/26/2026	26	493.50	—	$100.0
Total	1,167	$566.99	—

(1)	Consists of shares of RBC stock repurchased from employees upon the award or vesting of those shares in order to fund the employees’ tax withholding obligation. These repurchased shares were never in the open market.
(2)	The closing price for our stock on the trading day immediately preceding the stock award or vesting date.
(3)	In 2019, our Board of Directors authorized us to repurchase up to $100.0 of our common stock from time to time in the open market in compliance with SEC Rule 10b-18 depending on market conditions, alternative uses of capital, and other relevant factors. Purchases may be commenced, suspended, or discontinued at any time without prior notice. The repurchase plan does not have an expiration date. As of September 26, 2026, the Company has not repurchased any shares pursuant to this program.

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

RBC Bearings Incorporated
(Registrant)

By:	/s/ Michael J. Hartnett
	Name:	Michael J. Hartnett
	Title:	Chief Executive Officer
	Date:	October 30, 2026

By:	/s/ Robert M. Sullivan
	Name:	Robert M. Sullivan
	Title:	Chief Financial Officer
	Date:	October 30, 2026